Form 10QSB
period 1996-06-20
SHEFFIELD MEDICAL TECHNOLOGIES INC
filed 1996-08-08
CIK 894158

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

                        For quarter Ended June 30, 1996
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

                           Yes /X/        No / /

        The number of shares outstanding of the Issuer's Common Stock is 11,175,397 shares of Common Stock as of June 30, 1996.

        Transitional Small Business Disclosure Format:

                           Yes / /        No /X/

                       SHEFFIELD MEDICAL TECHNOLOGIES INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

PART I.        Financial Information                                     Page
     ITEM 1.   Financial Statements

               Consolidated Balance Sheet - June 30, 1996                  1

               Consolidated Statements of Operations For the               2
               three and six months ended June 30, 1996 and 1995 and for the period from October 17, 1986
               (inception) to June 30, 1996

               Consolidated Statements of Cash Flows For the               3
               three and six months ended June 30, 1996 and 1995 and for the period from October 17, 1986
               (inception) to June 30, 1996

               Notes to Consolidated Financial Statements                  4

     ITEM 2.   Management's Discussion and Analysis or Plan of            13
               Operation


PART II.       Other Information                                          16


SIGNATURES                                                                18

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
            Cash and cash equivalents                                                                                  $  5,158,751
            Prepaid expenses and other current assets                                                                        84,367
                                                                                                                       ------------
                 Total current assets                                                                                     5,243,118
                                                                                                                       ------------

Property and Equipment:
            Laboratory equipment                                                                                            185,852
            Office equipment                                                                                                 85,700
            Leasehold improvements                                                                                           61,390
                                                                                                                       ------------
                                                                                                                            332,942
            Less accumulated depreciation                                                                                   126,727
                                                                                                                       ------------
                 Net property and equipment                                                                                 206,215
                                                                                                                       ------------

Other Assets                                                                                                                234,786
                                                                                                                       ------------
                                                                                                                       ============
                 Total assets                                                                                          $  5,684,119
                                                                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
            Accounts payable and accrued liabilities                                                                   $    247,669
            Sponsored research payable                                                                                      415,000
            Deferred license fee                                                                                            100,000
            Capital lease obligation-current portion                                                                         24,422
                                                                                                                       ------------
                 Total current liabilities                                                                                  787,091
                                                                                                                       ------------

Capital lease obligation - non-current portion                                                                               34,991

Stockholders' equity
            Preferred stock, $.01 par value.  Authorized, 3,000,000 shares; none issued                                        --
            Common stock, $.01 par value.  Authorized, 30,000,000 shares; issued and
             outstanding, 11,175,397 shares                                                                                 111,754
            Additional paid-in capital                                                                                   27,643,656
            Deficit accumulated during development stage                                                                (22,893,373)
                                                                                                                       ------------
                                                                                                                          4,862,037
                                                                                                                       ------------
                 Total liabilities and stockholders' equity                                                            $  5,684,119
                                                                                                                       ============

                                       1

     See accompanying notes to unaudited consolidated financial statements

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                                                    October 17, 1986
                                                                   Three months ended        Six months ended         inception) to
                                                                       June 30,                 June 30,                 June 30,
                                                             -------------------------------------------------------- --------------
                                                                 1996          1995              1996         1995         1996
                                                             ------------ --------------   -------------- ----------- --------------


Interest Income                                              $    52,724    $    12,702    $    69,239    $    13,301    $   302,488

Expenses:
        Research and development                                 924,439      1,045,469      2,164,230      1,926,968     13,845,609
        General and administrative                               783,675        789,239      1,214,223      1,335,493      9,277,711
        Interest                                                   2,567         60,057          4,396         62,871        115,328
                                                             -----------    -----------    -----------    -----------    -----------
                Loss before extraordinary item                 1,657,957      1,882,063      3,313,610      3,312,031     22,936,160
                Extraordinary item                                  --             --             --             --           42,787
                                                             ===========    ===========    ===========    ===========    ===========
                Net Loss                                     $ 1,657,957    $ 1,882,063    $ 3,313,610    $ 3,312,031    $22,893,373
                                                             ===========    ===========    ===========    ===========    ===========

Loss per share of common stock:
                Loss before extraordinary item               $      0.15    $      0.25    $      0.32    $      0.46    $      5.90
                Extraordinary item                                  --             --             --             --             0.01
                                                             ===========    ===========    ===========    ===========    ===========
                Net Loss                                     $      0.15    $      0.25    $      0.32    $      0.46    $      5.89
                                                             ===========    ===========    ===========    ===========    ===========



Weighted average common shares outstanding                    10,873,102      7,646,747     10,264,818      7,223,721      3,890,116
                                                             ===========    ===========    ===========    ===========    ===========

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                                                   October 17, 1986
                                                                Three months ended            Six months ended       (inception) to
                                                                     June 30                      June 30                 June 30
                                                          -----------------------------  ---------------------------  --------------
                                                              1996             1995        1996             1995            1996
                                                          --------------  -------------  ------------- -------------  --------------
Cash outflows from development stage activities
  and extraordinary gain:
        Loss before extraordinary item                     $ (1,657,957)  $ (1,882,063)  $ (3,313,610)  $ (3,312,031)  $(22,936,160)
       Extraordinary gain on extinguishment of debt                --             --             --             --           42,787
                                                           ------------   ------------   ------------   ------------   ------------
          Net loss                                           (1,657,957)    (1,882,063)    (3,313,610)    (3,312,031)   (22,893,373)
Adjustments to reconcile net loss to net cash used by
    development stage activities:
       Issuance of common stock, stock options/warrants
         for services                                              --          266,407           --          266,407        900,241
       Non-cash interest expense                                   --           50,000           --           50,000         50,000
       Issuance of common stock for license                        --             --             --             --            5,216
       Issuance of common stock for intellectual
         property rights                                           --             --             --             --          866,250
       Amortization of organizational and debt
         issuance costs                                            --             --             --             --           77,834
       Depreciation                                              17,835         12,023         36,372         24,045        126,727
       Increase in debt issuance and organizational
         costs                                                     --             --             --             --          (77,834)
       Decr.(incr.) in prepaid expenses and other
         current assets                                         (22,266)       (36,958)        69,418        (71,125)      (143,408)
       (Incr.) decr. in other assets                            (33,696)          --         (150,416)        49,941       (175,745)
       (Incr.) decr. in accounts payable and accrued
         liabilities                                             72,960           --           46,384           --         (329,401)
       Incr. (decr.) in sponsored research payable              170,061       (542,368)       187,598       (367,111)       992,070
       Increase in deferred license fee                         100,000           --          100,000           --          100,000
                                                           ------------   ------------   ------------   ------------   ------------
          Net cash used by development stage activities      (1,353,063)    (2,132,959)    (3,024,254)    (3,359,874)   (20,501,423)
                                                           ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
    Acquisition of laboratory and office equipment               (3,502)          --          (47,816)        (8,543)      (260,489)
                                                           ------------   ------------   ------------   ------------   ------------
          Net cash used by investing activities                  (3,502)          --          (47,816)        (8,543)      (260,489)
                                                           ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
    Principal payments under capital lease                       (7,549)          --          (13,040)          --          (13,040)
    Conversion of convertible, subordinated notes                  --             --             --             --          749,976
    Proceeds from issuance of debt                                 --             --             --          550,000        550,000
    Proceeds from issuance of common stock                         --         (377,284)          --        2,915,395     13,268,035
    Proceeds from exercise of stock options                        --             --          137,175           --        1,003,302
    Proceeds from exercise of warrants                        4,480,106           --        6,246,109           --       10,361,306
                                                           ------------   ------------   ------------   ------------   ------------
          Net cash provided (used) by financing
            activities                                        4,472,557       (377,284)     6,370,244      3,465,395     25,919,579
                                                           ------------   ------------   ------------   ------------   ------------
          Net increase (decrease) in cash and cash
            equivalents                                       3,115,992     (2,510,243)     3,298,174         96,978      5,157,667
Cash and cash equivalents at beginning of period              2,042,759      2,687,351      1,860,577         80,130          1,084
                                                           ============   ============   ============   ============   ============
 Cash and cash equivalents at end of period                $  5,158,751   $    177,108   $  5,158,751   $    177,108   $  5,158,751
                                                           ============   ============   ============   ============   ============

Noncash investing and financing activities:
    Common stock, stock options and warrants issued
      for services                                         $       --     $    266,407   $       --     $    266,407   $    900,241
    Common stock issued for license                                --             --             --             --            5,216
    Common stock issued for intellectual property rights           --             --             --             --          866,250
    Common stock issued to retire debt                             --          600,000           --          600,000        600,000
    Equipment acquired under capital lease                         --             --           72,453           --           72,453
    Notes payable converted to common stock                        --             --             --             --          749,976
                                                           ============   ============   ============   ============   ============

Supplemental disclosure of cash flow information:
    Interest paid                                          $      2,567   $     60,057   $      4,396   $     62,871   $    115,328
                                                           ============   ============   ============   ============   ============

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



1.          CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated balance sheet as of June 30, 1996 and the accompanying consolidated statements of operations and cash flows for the three and six months ended June 30, 1996 and 1995 and for the period from October 17, 1986 (inception) to June 30, 1996 have been prepared by Sheffield Medical Technologies Inc. (the "Company"), without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1996, and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full years.

            Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986, under the Canada Business Corporations Act. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated in the state of Texas on January 13, 1992. The Company commenced its biotechnology operations in the United States in January 1992 under new management and Sheffield became domesticated as a Wyoming corporation in May 1992. At the Annual Meeting of shareholders of the Company held on January 26, 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc., a Delaware corporation ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights with respect to the anti-proliferative technology. Unless the context requires otherwise, Sheffield, U-Tech and Ion are referred to collectively as "the Company". All significant intercompany transactions are eliminated in consolidation.

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

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

2.    CAPITAL STOCK TRANSACTIONS

      The following table represents the issuance of common stock since the Company's incorporation:


                                                       Number of common
                                                         shares issued
                                                       ----------------

Date of incorporation                                         900,000
Issued during year ended December 31, 1986                    990,000
Issued during year ended December 31, 1991                    412,500
Issued during year ended December 31, 1992                    850,000
Issued during year ended December 31, 1993                  2,509,171
Issued during year ended December 31, 1994                  1,134,324
Issued during year ended December 31, 1995                  2,765,651
Issued during six months ended June 30, 1996                1,613,751
                                                         ------------
Balance outstanding at June 30, 1996                       11,175,397
                                                         ============


On March 15, 1996, the Company offered holders of warrants issued in private placements completed in 1995 the opportunity to exercise such warrants at up to a 12 1/2 % discount from the actual exercise prices of such warrants. This warrant discount offer expired on April 30, 1996. A total of $5,567,781 was received from the exercise of 1,373,250 of the Company's stock purchase warrants under the warrant discount program. In addition to proceeds received from the warrant discount program, $755,428 was received from the exercise of 240,501 of the Company's stock purchase warrants and options during the six months ended June 30, 1996.

At the Annual Meeting of  shareholders of the Company held on June 20, 1996, the
Company's   shareholders  approved  the  proposal  to  increase  the  number  of authorized shares of Common Stock from 20,000,000 shares to 30,000,000 shares.


3.    STATUS OF RESEARCH AND DEVELOPMENT ACTIVITIES


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

      TECHNOLOGY. A number of AIDS research projects have studied CD4, which is a glycoprotein found on the surface of T4 lymphocytes. T4 lymphocytes are helper cells that mediate antigen presentation of the immune system. CD4 attaches to a glycoprotein on the surface of HIV known as gp120. HIV binds the CD4 glycoprotein, which enables it to enter the T4 cells, where it can replicate. By this process, HIV

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


      attacks T4 cells and, as a result, debilitates the immune system by rendering the immune system incapable of neutralizing HIV. Eventually, the number of T4 cells decrease and the level of HIV in the blood increases. This typically leads to the development of AIDS which is characterized by the ultimate collapse of the immune system. Once the immune system is destroyed, other germs and viruses that ordinarily would be successfully neutralized by the immune system lead to opportunistic diseases. These opportunistic diseases are ultimately the cause of death in AIDS patients.

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

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

      The IND for Phase I/IIA Clinical Trials was submitted by the Company to the FDA on August 18, 1994 for approval to conduct Phase I/II human clinical studies at the Johns Hopkins University Schools of Public Health and Medicine ("Johns Hopkins") to test the product's safety and anti-viral activity at various doses and the Company received approval from the FDA to commence the trial on July 17, 1995. The Phase I/IIA Clinical Trial consists of a safety study with two patients at the lowest dose of RBC-CD4 and a safety and activity study with two parts: (1) five patients being dosed with a middle dose of RBC-CD4, one of which receives placebo; and
      (2) 12 patients being dosed at the highest dose of RBC-CD4, two of which receive placebo.

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

      RECENT DEVELOPMENTS. On July 18, 1996, the Company entered into a Sublicense Agreement with SEQUUS Pharmaceuticals, Inc. for the continued development and commercialization of the Liposome-CD4 Technology.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

      PROGRESS OF RESEARCH AND DEVELOPMENT. Research has been directed toward HIV/AIDS prevention following isolation of the virus in 1983. Research began in 1988 in this area and in the use of a cellular antigenic approach directed toward conquering the disease. Preclinical research has demonstrated neutralization of HIV IN VITRO. The peptide sequence that encodes this portion of a cellular protein has been identified and sequenced and will be incorporated in a vaccine to test for production of antibodies against the epitope. The Company plans to produce a vaccine for humans that will elicit mucosal as well as humoral immunity and that can be delivered orally. Upon the successful completion of pre-clinical animal studies, the Company plans to submit an IND for conducting human clinical trials. The Company entered into an agreement with an unaffiliated third party in December of 1995 to develop a commercial diagnostic assay for detection of the antibody. This assay would be used in animal and human clinical studies for the vaccine and could be sold for research purposes prior to receiving approval from the FDA. Upon approval from the FDA, the assay could be sold to physicians and clinical laboratories. The Company entered into an agreement with an unaffiliated third party in December of 1995 to develop a commercial diagnostic assay for detection of the antibody. This assay would be used in animal and human clinical studies for the vaccine and could be sold for research purposes prior to receiving approval from the FDA. Upon approval from the FDA, the assay could be sold to physicians and clinical laboratories.

      RECENT DEVELOPMENTS. The Company is in the final stage of development of the assay and expects to commence large-scale testing in the near future. In April, 1996, researchers published data on the isolation and characterization of the novel binding site of the cellular protein and reported that antibodies to this binding site inhibited replication of several strains of HIV in IN VITRO studies.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

      UGIF TECHNOLOGY - PROSTATE CANCER

      BACKGROUND. The Company holds an exclusive worldwide license to a growth regulatory factor, termed Urogenital Sinus Derived Growth Inhibitory Factor ("UGIF/ps20"), which could serve as a potential prostate cancer therapy (the "UGIF Technology").

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

      Dr. David R. Rowley is the principal investigator for the UGIF Technology project. Dr. Rowley is an Associate Professor in the Department of Cell Biology at the Baylor College of Medicine.

      PROGRESS OF RESEARCH AND DEVELOPMENT. A method for successfully purifying UGIF/ps20 was identified in April 1992 by Dr. David R. Rowley and biological activity of the factor was demonstrated in mice in May 1992. Research to date has shown that UGIF/ps20 inhibits the growth of transformed cells and tumors in culture including human prostate cancer cells with non-toxic and reversible effects. In addition, in preliminary animal studies, UGIF/ps20 has shown an ability to inhibit DNA synthesis and cell proliferation of human prostatic carcinoma cells. Results confirmed that there is a human form of UGIF/ps20 and that it is a growth factor associated with the prostate gland. The rat and human genes for UGIF/ps20 were sequenced in late 1995.

      RECENT DEVELOPMENTS. The Company recently exercised its option to acquire an exclusive worldwide license to the UGIF/ps20 technology. The rat gene for UGIF/ps20 has been incorporated into an expression system and recombinant rat UGIF/ps20 is currently being produced. The human gene for UGIF/ps20 has been incorporated into an expression system and recombinant human UGIF/ps20 is currently being produced. Once sufficient quantifies of recombinant UGIF/ps20 are produced and purified, the activity of the UGIF/ps20 protein will be tested for verification in IN VITRO and IN VIVO studies. It is anticipated that additional animal studies will be conducted to determine the modes of delivery and biological effects of recombinant UGIF/ps20 on prostate cancer in "nude" mice. In the event that recombinant UGIF/ps20 is verified in these studies, additional preclinical studies with a delivery system, and toxicity tests, will be conducted prior to commencement of human clinical trials.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

      ION PHARMACEUTICALS, INC. TECHNOLOGIES

      BACKGROUND. The Company, through its wholly-owned subsidiary, Ion Pharmaceuticals, Inc. ("Ion"), holds exclusive worldwide license rights to certain compounds and their uses for the treatment of conditions characterized by abnormal cell proliferation and holds exclusive options to license certain compounds and their uses for the treatment of sickle cell anemia and gastrointestinal disorders, such as secretory diarrhea. Ion's intellectual property portfolio consists of parent compounds, their analogues and metabolites, and a number of proprietary new chemical entities termed the TrifensTM. Such compounds have demonstrated promise in therapeutic applications for treating a number of conditions characterized by abnormal cell proliferation, such as cancer and certain proliferative dermatological conditions, as well as sickle cell anemia and secretory diarrhea. Ion has an ongoing collaborative program with an unaffiliated company to develop the Trifens.TM

      TECHNOLOGY. The parent compounds and the TrifensTM are active through ion transport modulation and may be applicable for treating, either by topical, oral, or intravenous administration, a number of diseases and conditions. Through research conducted by Dr. Jose Halperin at Harvard Medical School, new potential uses for the parent compounds and the TrifensTM have been identified based on inhibition of cell proliferation, including the use of such compounds in treating cancer, proliferative dermatological conditions, cardiovascular disorders, such as arteriosclerotic conditions, and diseases caused by neovascularization, such as diabetic retinopathy. In addition to the compounds' ability to inhibit cell proliferation, the parent compounds and the TrifensTM have also been shown to inhibit the Ca++-activated K+ channel in the human red blood cell membrane. Dr. Carlo Brugnara at Children's Hospital in Boston has studied and is continuing to study the effects of such compounds in blocking this channel, one of the erythrocyte's principal dehydration pathways, to prevent the sickling tendency of erythrocytes. Such an approach could potentially be used in the treatment of sickle cell anemia. In addition, Dr. Wayne Lencer at Children's Hospital in Boston is studying the effects of the TrifensTM in inhibiting intestinal chloride secretion, which is the primary transport event of secretory diarrhea in both humans and animals.

      It is anticipated that the parent compounds and/or the TrifensTM would be formulated in three new formulations, an oral formulation, an intravenous or injectable formulation, and a topical formulation. The new oral and/or intravenous formulation could be used in the study and potential treatment of cancers, sickle cell anemia, diarrhea, and atherosclerotic conditions, including restenosis after balloon angioplasty. The new topical formulation will be used by Ion in the study and potential treatment of proliferative dermatological conditions, such as actinic keratosis, certain cancers, such as basal cell carcinoma and Kaposi's sarcoma, and, possibly, other dermatological conditions.

      PROGRESS OF RESEARCH AND DEVELOPMENT. An initial human efficacy study with a preliminary topical formulation of one of the parent compounds at a low concentration in comparison with a placebo was conducted by the Company in Kaposi's sarcoma patients which led to inconclusive results. Results showed that the topical formulation was not optimized. Ion entered into an agreement with an unaffiliated company to develop an optimal topical formulation at a higher concentration of drug for use in additional clinical trials for actinic keratosis and Kaposi's sarcoma.

      Dr. Halperin has demonstrated that IN VITRO proliferation of numerous human cancer cell lines were strongly inhibited by one of the parent compounds in a dose-dependent manner. Dr. Halperin's group has also studied the effects of one of the parent compounds in experimental models for lung metastasis and squamous cell carcinoma, both resulting in favorable results.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

      For the sickle cell application, IN VITRO studies performed by Dr. Brugnara have demonstrated that one of the parent compounds blocked ion transport in homozygous sickle cells, and studies in a transgenic mouse model for sickle cells have demonstrated that the compound given orally produced inhibition of the red cell Gardos channel, increased red cell potassium content, and decreased mean corpuscular hemoglobin concentration. A pilot Phase I clinical trial has been completed in which four normal subjects were given the compound orally and the peak inhibition of the Gardos channel was measured.

      RECENT DEVELOPMENTS. Ion entered into a sponsored research and license option agreement with Children's Hospital in Boston which grants Ion an option to license the use of the parent compounds, their metabolites and analogues, and the TrifensTM in treating gastrointestinal disorders.

      A topical formulation of one of the parent compounds has been developed for Ion pursuant to an agreement with an unaffiliated company. Clinical trial material has been manufactured under GMP conditions for use in Ion's Phase I/II Clinical Trial for the treatment of actinic keratosis. The Phase I/II Clinical Trial is currently underway at two clinical sites in Israel. Upon successful results of this study, Ion plans to file an IND application with the FDA for conducting a clinical trial in the U.S. for the treatment of actinic keratosis.

      Additional IN VITRO and animal tumor model studies are underway, some of which will be conducted under contract with an unaffiliated third party, to test the effects of the TrifensTM in the treatment of certain cancers.

      Results from the first stage of a Phase II Clinical Trial supported by the National Institutes of Health and the FDA were reported in March in which five sickle cell anemia patients were given one of the parent compounds orally. The administration of the compound resulted in a reduction of the dehydration and sickling of red blood cells associated with sickle cell anemia. The next phase of the ongoing Phase II Clinical Trial will assess the survival of red blood cells and hemoglobin levels over a longer-term period. Ion plans to initiate additional laboratory and clinical studies to further assess the use of the TrifensTM in the treatment of sickle cell anemia.

4.    SUBSEQUENT EVENT

      On July 17, 1996, SEQUUS Pharmaceuticals, Inc. exercised its option to license the Company's liposome-CD4 technology as a potential HIV/AIDS therapeutic. Terms include a signing fee, payable to the Company in SEQUUS common stock, milestone payments and royalties on product sales. In addition, SEQUUS will continue funding of certain liposome CD4-related laboratory work under the direction of Dr. Y. Claude Nicolau, Director of CBRL.

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

As a development stage company without revenues, the Company has financed its technology development activities and operations primarily through public and private offerings of securities. In connection with this, the Company completed two private offerings in 1995, raising total gross proceeds of $8.8 million. On March 15, 1996, the Company offered holders of warrants issued in private placements completed in 1995 the opportunity to exercise such warrants at up to a 12 1/2% discount from the actual exercise prices of such warrants. As of the close of business on April 30, 1996, the expiration date of the warrant discount program, a total of $5.6 million was received. Management estimates that based on its current cash position, its plans to seek additional funds through planned offerings, and the continued focus on selling, licensing and commercialization of its technologies, the Company will have sufficient resources to fund its activities for at least the next twelve months. There can be no assurance that planned offerings will be completed or, if not completed as planned, that other sources of capital can be obtained in amounts and upon terms acceptable to the Company during the twelve month plan period. In the event that such funds are not available when needed, the Company would be required to reduce or delay its funding of current research projects and delay making commitments for future research projects. The Company's operating results have fluctuated significantly during each quarter since its reorganization, and the Company anticipates that such fluctuations, largely attributable to varying sponsored research and development commitments and expenditures, will continue into the foreseeable future.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended June 30, 1996, the Company paid $0.9 million for research and development on its projects. During the succeeding 12-month period, approximately $4.0 million in additional funding is projected to be spent on clinical and laboratory research and development.

Of the $4.0 million estimated to be spent on clinical and laboratory research and development during the next 12 months, approximately $100,000 is expected to be applied to RBC-CD4 Technology, $800,000 to the HIV/AIDS project, $200,000 to the UGIF Technology, and $2,900,000 to the Ion Technologies.

In addition to clinical and laboratory research development, the Company expects to incur ongoing costs in connection with its intellectual property protection and patent prosecution, which costs are expected to approximate $100,000 over the next 12 months.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

REVENUES AND EXPENSES

Interest Income:

From inception through the period ended June 30, 1996, the Company has earned interest income of $302,488 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization of the RBC-CD4 Electroinsertion Technology, the Liposome-CD4 Technology, the HIV/AIDS Vaccine, UGIF Technology, Ion Technologies and other technologies which it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Income for the three months ended June 30, 1996 was $52,724 compared to $12,702 for the same period ended June 30, 1995. The increase in interest earned is attributable to a higher amount of cash invested. In each period interest income represented all of the Company's income.

Operating Expenses:

From inception through the period ended June 30, 1996, the Company incurred $23,238,648 of operating expenses. Sixty percent (60%) or $13,845,609 of the total operating expenses for that period were costs of research and development for the Company's technologies. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional support for the Company's technologies, and for its completed and proposed financing plans. Research and development costs will remain high as the Company implements later-stage research projects of its technologies and such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended June 30, 1996, were $1,710,681 compared to $1,894,765 for the same period ended June 30,1995. The decrease was due to lower research and development expenditures ($121,030), a reduction in interest expense ($57,490) and lower general and administrative expenses ($5,564). The lower research and development costs were attributable to last years high costs of CD4 production for the Company's RBC-CD4 and Liposome-CD4 projects.

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

In April 1995, the Company completed a private placement of 410,075 units to accredited investors at a price of $8.00 per unit for gross proceeds of $3,280,600. Each unit consists of two shares of the Company's common stock and a warrant to purchase one share of common stock at a price of $5.00 at any time to and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances. Proceeds are being used for funding research and development for projects and licensing arrangements, patent prosecution and working capital and general corporate purposes.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

In July 1995, the Company completed a second private placement of 1,375,000 units at $4.00 per unit, which grossed $5,500,000. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of common stock at a price of $4.50 at any time from March 1, 1996 to and including February 10, 2000. The warrants are subject to redemption under certain conditions.

On April 30, 1996, the Company completed its warrant discount program through which the Company offered holders of warrants issued in private placements completed in 1995 the opportunity to exercise such warrants at up to a 12 1/2% discount from the actual exercise prices of such warrants. At the expiration of the discount program, on April 30, 1996, a total of $5.6 million was received from the exercise of such warrants and the related issuance of 1,373,250 shares of common stock.

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

At June 30, 1996, the Company's assets were $5.7 million of which $5.2 million was cash and cash equivalents.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART II:    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders
            ---------------------------------------------------

            An annual Meeting of Stockholders was held on June 20, 1996. All of management's nominees for Director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual
            Meeting:

(a)         Election of five members of the Board of Directors.
            ---------------------------------------------------

                     Name           Voted For    Voted Against  Votes Withheld    Broker Non-Votes
                                                                                   and Abstentions
               Douglas R. Eger      8,161,784          0            198,075               0
                Michael Zeldin      8,161,684          0            198,175               0
            Anthony B. Alphin, Jr.  8,161,684          0            198,175               0
               Dr. Stephen Sohn     8,161,784          0            198,075               0
               Bernard Laurent      8,161,684          0            198,175               0

(b)         Ratification of the appointment of Ernst & Young LLP as independent
            -------------------------------------------------------------------
            auditors of the Company for the Fiscal Year ending
            ---------------------------------------------------
            December 31, 1996.
            ------------------

                         Voted For:                          8,179,141
                       Voted Against:                          128,043
                      Voted Abstained:                          52,675
                      Broker Non-Votes                               0

(c)         Approval of the 1996 Directors Stock Option Plan.
            -------------------------------------------------

                         Voted For:                          2,353,304
                       Voted Against:                          298,503
                      Voted Abstained:                         112,225
                      Broker Non-Votes                       5,595,827

(d)         Approval of the Amendment of the Company's 1993 Stock Option Plan.
            ------------------------------------------------------------------

                         Voted For:                          2,256,341
                       Voted Against:                          469,816
                      Voted Abstained:                         148,525
                      Broker Non-Votes                       5,485,177


(e)         Approval of the  Amendment  to the  Company's  Certificate of
            -------------------------------------------------------------
            Incorporation  to increase the number of  authorized  shares of the
            -------------------------------------------------------------------
            Company's Common Stock from 20,000,000 shares to 30,000,000 shares.
            -------------------------------------------------------------------

                         Voted For:                          7,905,311
                       Voted Against:                          403,448
                      Voted Abstained:                          51,100
                      Broker Non-Votes                               0

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

(a)         Exhibits:

            Employment Agreement dated as of June 6, 1996 between the Company and Thomas M. Fitzgerald.

(b)         Reports on Form 8-K:

            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SHEFFIELD MEDICAL TECHNOLOGIES INC.

Dated:  August 7, 1996            /s/ Douglas R. Eger
                                  -------------------
                                  Douglas R. Eger
                                  Chairman & Chief Executive Officer


                                  /s/ George Lombardi
Dated:  August 7, 1996            -------------------
                                  George Lombardi
                                  Vice President & Chief Financial Officer
                                  (Principal Financial and Accounting Officer)