Form 10KSB
period 1996-12-31
SHEFFIELD MEDICAL TECHNOLOGIES INC
filed 1997-03-28
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 1-12584

                       SHEFFIELD MEDICAL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                13-3808303
-------------------------------            ----------------------------
(State or Other Jurisdiction               (IRS Employer Identification
 of Incorporation or Organi-                Number)
 zation)

30 Rockefeller Plaza, New York, New York                 10112
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code:               (212) 957-6600

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
             Title of Each Class                     on Which Registered
             -------------------                     -------------------

         Common Stock, $.01 par value               American Stock Exchange


Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes /X/       No  / /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

                                                           (CONTINUED NEXT PAGE)

         State the issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended December 31, 1996 were $673,664.

         The aggregate market value at March 14, 1997 of shares of the issuer's Common Stock, $.01 par value per share (based upon the closing price of $3.1875 per share of such stock on the American Stock Exchange on such date), held by non-affiliates of the issuer was approximately $35,033,000. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 14, 1997, there were outstanding 11,388,274 shares of the issuer's Common Stock, $.01 par value.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Sheffield Medical Technologies, Inc. (the "Company") is a healthcare company involved in the development of therapies, delivery systems and devices. The Company is in the development stage and as such has been principally engaged in licensing and research and development of certain biomedical technologies. Under sponsored research agreements with independent companies, universities and other institutions ("Sponsored Research Agreements"), the Company funds pharmaceutical, biomedical and medical research and clinical testing in exchange for license rights to commercialize resulting products and technologies. By utilizing third party development and distribution resources, the Company believes that it can effectively avoid the substantial fixed costs traditionally associated with in-house research, development, production and distribution.

         The Company does not intend to manufacture or market its products. Instead, the Company intends to finance research projects in consideration for license rights. Thereafter, the Company will attempt to enter into manufacturing and marketing agreements with one or more established biomedical or pharmaceutical companies for any products which are developed.

         The Company was originally formed in 1986 as Sheffield Strategic Metals, Inc., a Canadian company, to engage in mineral exploration and development. It conducted no significant business activities from 1986 until late 1991. The Company commenced its biotechnology business in the United States in January 1992 under new management and became domesticated as a Wyoming Corporation in May 1992. The Company became a Delaware corporation in June 1995 through its merger with and into a wholly-owned Delaware subsidiary. U-Tech Medical Corporation ("U-Tech") and Ion Pharmaceuticals, Inc. ("Ion") were formed as wholly-owned subsidiaries of the Company on January 13, 1992 and January 10, 1996, respectively. Unless the context requires otherwise, references to the "Company" herein are references to Sheffield Medical Technologies Inc. and its subsidiaries, Ion and U-Tech.

         The Company's headquarters are located at 30 Rockefeller Plaza, Suite 4515, New York, New York 10112, and its telephone number is (212) 957-6600.

BUSINESS STRATEGY

         COMMERCIALIZATION OF MEDICAL TECHNOLOGIES

         The Company acquires the rights to and develops technologies for commercialization. The Company's strategy is to convert intellectual property rights for compounds and devices into marketable products by licensing and managing effective commercialization, rather than by replicating the development laboratories and sales forces of the mainstream industry. The Company competes in three of the leading areas of potential value generation in the pharmaceutical industry today: (i) supporting high technology, (ii) bringing patient satisfying innovative drugs to market and (iii) developing medical and diagnostic devices to improve patient care. If Company-sponsored research and clinical testing are successful, the Company intends to enter into sublicense, joint venture or other collaborative agreements with one or more pharmaceutical, biomedical or medical companies to pursue later phase clinical testing and product manufacturing and marketing. By utilizing third party development and distribution resources, the Company believes that it can effectively avoid the substantial fixed costs traditionally associated with in-house research, development, production and distribution.

         The Company is developing a group of diversified technologies having markedly different time horizons to potential commercialization. The Company believes that this product portfolio approach diminishes some of the risk of investing in single-product biotech, pharmaceutical or device companies. Since the Company neither invests in laboratory facilities nor in salaried research workers, it has reduced vulnerability and increased flexibility to enter into technology development programs and exit such programs through a variety of exit strategies. By investing only in direct development costs, the Company can immediately divest itself of any program with reduced financial consequences upon indications that such program is not meeting planned milestones.

         IDENTIFICATION OF RESEARCH PROJECTS

         The Company identifies and conducts due diligence regarding new medical technologies and thereafter assists in the management of research, development, marketing, commercialization and patent prosecution of technologies and products. The Company's management has substantial experience in the areas of technology transfer, licensing, product acquisition and intellectual property protection and management. Additionally, the Company's management has established relationships with certain pharmaceutical, biomedical and medical companies and universities and medical schools.

         RESEARCH AND DEVELOPMENT

         The Company conducts its research and development under Sponsored Research Agreements with universities and other research institutions. Under these agreements, the Company finances the research and development costs of a project in return for a percentage of the revenues which may result from the commercial sale of resulting products, if any. Through this arrangement the Company believes that it saves significant fixed costs associated with research and development, such as facilities and full-time personnel, which it would incur if it attempted to independently develop products. The Company manages the preparation and submission of IND's (Investigational New Drug Applications) and NDA's (New Drug Applications) and protocols to the U.S. Food and Drug Administration (the "FDA"), monitors the approval process of such notification and applications and conducts the initial assessment of commercial markets for developed products.

         TECHNOLOGY TRANSFER

         The Company believes that its management strength is in bridging the gap between research and commercial markets for developed products. Therefore, management's principal focus is on technology transfer and licensing. The Company endeavors to identify viable research projects and to negotiate financing at the appropriate stage of such projects. In addition, the Company will analyze and attempt to identify the appropriate stage to sell or sublicense the technology related to such projects in order to maximize the economic return to the Company. The Company does not intend to establish an in-house research staff or to construct or operate manufacturing or distribution facilities. Instead, the Company's strategy is to finance existing research projects in return for a license agreement, sublicense agreement, royalty or other arrangement whereby it acquires proprietary rights to the technologies and products developed in such projects. At an appropriate stage, the Company anticipates that it will sell, sublicense or enter into a joint venture or other collaborative agreement with a pharmaceutical or other biomedical company for the manufacture and marketing of the Company's products.

         ALLOCATION OF RESOURCES

         The Company has utilized and will continue to utilize the proceeds from the sales of its securities and, ultimately, will use its operating revenues, to finance research and development of specific projects. If its research is successful, the Company may continue to finance the project through subsequent stages or, depending on market, financial and other considerations, it may attempt to enter into a collaborative agreement with a third party. In the case of unsuccessful research projects or where commercialization is impossible or impractical, the Company may terminate such projects and reallocate its resources to new projects. Revenues from commercialized projects will be used to finance additional projects, and the Company may attempt to raise additional debt or equity to finance existing or new projects.

RELATIONSHIP WITH RESEARCH INSTITUTIONS

         The Company's success depends, in part, on its ability to develop and maintain relationships with leading research institutions. In addition, the Company relies on principal investigators who are members of the faculties or staff of research institutions. Such individuals generally are subject to policies established by their institutions regarding commercial activities. The Company is not aware of any conflicts between the activities of researchers it sponsors and the present policies of the respective universities with which they are associated.

PROJECTS UNDER DEVELOPMENT

RBC-CD4 ELECTROINSERTION TECHNOLOGY

         BACKGROUND. The Company is the worldwide licensee of certain technology (the "RBC-CD4 Electroinsertion Technology") relating to the electroinsertion of full-length CD4 protein into red blood cells ("RBC-CD4") for use as a potential therapeutic in the treatment of human immunodeficiency virus ("HIV") that leads to Acquired Immune Deficiency Syndrome ("AIDS"). The electroinsertion process inserts CD4, the protein that serves as the binding site of the HIV virus, into a red blood cell. This altered cell complex acts as a decoy and is designed to cleanse the blood of infection by binding to and removing the HIV virus from circulation before it can infect other cells in the human immune system.

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

         The Company's RBC-CD4 Electroinsertion Technology was originated in 1987 by Dr. Y. Claude Nicolau and other scientists then associated with The Texas A&M University System ("TAMUS"). Dr. Nicolau is the principal investigator for the RBC-CD4 Electroinsertion Technology research sponsored by the Company. RBC-CD4 Electroinsertion Technology exposes RBC to a pulsed electric field that allows the incorporation of certain proteins into the cell membrane. Many types of proteins can be used as therapeutics. Proteins which contain a sequence called a "hydrophobic membrane spanning sequence" can be attached to RBC by the electroinsertion technique. The hydrophobic membrane spanning sequence is a portion of the protein that is not water soluble. This is critical in order for the protein to immerse itself into the membrane during the electroinsertion procedure. The electroinsertion process causes a temporary disordering of the cell membrane lipid bilayer. When this disordering of the membrane occurs in the presence of a protein with a hydrophobic sequence, the hydrophobic portion of the protein immerses itself into the membrane at the point of disordering, resulting in a cell with the protein inserted in the membrane. One such protein that contains a hydrophobic sequence is "full-length" CD4. Significantly, full-length CD4 consists of the hydrophobic portion and a soluble extracellular domain and a cytoplasmic domain. When the hydrophobic sequence is deleted, CD4 is secreted as a soluble protein which, as described below, is the protein that has been unsuccessful in research for the development of HIV/AIDS therapeutics. The Company's licensed technology is for insertion of the potentially more effective "full-length" CD4 into red blood cells for use as a therapeutic for the treatment of HIV/AIDS. In the research funded by the Company, Dr. Nicolau has successfully electroinserted full- length CD4 into rabbit, mouse, pig and human red blood cell membranes to determine the affinity and binding strength of the RBC-CD4 with the HIV virus. These tests have shown that RBC-CD4 may overcome the problems associated with soluble CD4, including: (i) RBC-CD4 has shown no immune response in animals or humans; (ii) RBC-CD4 remains in the body for almost the normal half life span of a RBC, which is 60 days; and (iii) RBC-CD4 has shown a significantly improved binding affinity and indicates the capacity to inhibit HIV infection of susceptible cells.

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

         The IND for Phase I/IIA Clinical Trials was submitted by the Company to the FDA on August 18, 1994 for approval to conduct Phase I/II human clinical studies at Johns Hopkins to test the product's safety and anti-viral activity at various doses, and the Company received approval from the FDA to commence the trial on July 17, 1995. The Phase I/IIA Clinical Trial consists of a safety study with two patients at the lowest dose of RBC-CD4 and a safety and activity study with two parts: (1) five patients being dosed with a middle dose of RBC-CD4, one of which receives placebo; and (2) 12 patients being dosed at the highest dose of RBC-CD4, two of which receive placebo. The first patient under the Phase I/IIA Clinical Trials was dosed on August 8, 1995, the first patient to be dosed with the middle dose of RBC-CD4 was dosed on November 16, 1995, and the first patient to be dosed at the highest dose of RBC-CD4 was dosed on January 29, 1996.

         RECENT DEVELOPMENTS The last patient in the trial completed the last time point for clinical and laboratory assessment in late October 1996. All data analyses and review has been completed and the medical and statistical report is expected to be completed during the second quarter of 1997.

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

         TECHNOLOGY.   CD4  is  a  glycoprotein  found  on  the  surface  of  T4
lymphocytes, which are helper cells that mediate antigen presentation of the immune system. CD4 also acts as the receptor for a glycoprotein on the surface of the HIV virus known as gp120. HIV binds to the CD4 glycoprotein which enables the virus to enter the T4 cells where it can replicate. By this process, HIV attacks T4 cells and debilitates the immune system, which typically leads to the development of AIDS. Once the immune system is destroyed, other germs and viruses that would ordinarily be successfully neutralized by the immune system lead to opportunistic diseases, which ultimately cause death to AIDS patients.

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

         RECENT DEVELOPMENTS. On July 17, 1996, the Company entered into a Sublicense Agreement with SEQUUS Pharmaceuticals, Inc. ("SEQUUS") for the continued development and commercialization of the Liposome-CD4 Technology. Under development by SEQUUS, a clinical formulation prototype has been chosen, a scaleable process to formulate Liposome-CD4 has been developed, CD4 from various constructs are being produced, and additional feasibility studies are currently underway.

RBC-CD4 ELECTROINSERTION AND LIPOSOME CD4 TECHNOLOGIES-COMMERCIALIZATION AND POTENTIAL MARKETS.

         The World Health Organization estimated in 1996 that there were approximately 26.6 million persons worldwide infected with HIV. The Pan American Health Organization (the "PAHO") estimates that as of November 1996, the total cases of AIDS reported worldwide is 1,544,067, the total estimated number of AIDS cases (reported and not reported) worldwide is 8.4 million and the estimated number of cases of HIV infection worldwide is 20.6 million.

         RBC-CD4 could be administered to HIV and AIDS patients either as a typical pharmaceutical through blood transfusion injections or through autologous transfusions at licensed treatment centers. In the first method, recombinant full-length CD4 would be produced on a large scale and electroinserted in a universal donor blood from public blood supplies. RBC-CD4 could then be sold much like blood for transfusions for treatment in a clinical setting with periodic infusions as required based on the level of viral burden. In the second method, the distributor could decentralize the production and infusion through local treatment centers. The centers would most likely be set up through a large medical outpatient or hospital management firm.

         Liposome-CD4 could be administered to HIV and AIDS patients for treatment in a clinical setting with periodic treatments as required based on the level of viral burden. An alternative would be to administer Liposome- CD4 through local treatment centers, perhaps at the same center that RBC-CD4 would be administered. The centers would most likely be set up through a large medical outpatient or hospital management firm.

HIV/AIDS VACCINE

         BACKGROUND. The Company holds an exclusive worldwide license to a potential HIV/AIDS vaccine (the "HIV/AIDS Vaccine") and diagnostic under development at the French Institute of Health and Medicine ("INSERM"). This research project is headed by Professor Jean-Claude Chermann, one of the original Pasteur Institute discoverers of the HIV virus. The vaccine concept developed by Professor Chermann utilizes a portion of (beta)2 microglobulin (the epitope), a cellular antigen, that is presented on the HIV viral coating after the HIV virus has reproduced in a human cell. This cellular antigen does not appear to vary across the various strains of the virus and may provide a stable target to develop antibodies that can prevent infection. The Company believes this approach may also protect against both blood-born and sexual transmission of HIV. The Company's goal is to develop an oral formulation that would make the vaccine potentially less costly and easier to distribute to a broad population.

         TECHNOLOGY. When the HIV virus infects a cell, it replicates and then it buds from the infected cell's surface. A protein which is present on the cell's surface then becomes incorporated in HIV's viral envelope as it leaves the infected cell. The classical path of vaccine development to date has been one of raising antibodies against a viral protein in an attempt to neutralize the pathogen. All these attempts have been largely unsuccessful. The HIV/AIDS Vaccine encompasses a new and different approach directed toward immunization against HIV/AIDS. The HIV/AIDS Vaccine is designed to be different than previous attempts for two basic reasons: (i) it would use a cellular versus a viral antigenic approach and is therefore, common to all strains of HIV, and (ii) it would utilize a delivery system that would offer both humoral (blood transmission) and mucosal (sexual transmission) protection, as opposed to other vaccines now being investigated as therapeutics for preventing cell to cell transmission of the virus.

         PROGRESS OF RESEARCH AND DEVELOPMENT. Research has been directed toward HIV/AIDS prevention following isolation of the virus in 1983. Research began in 1988 in this area and in the use of a cellular antigenic approach directed toward conquering the disease. Preclinical research has demonstrated neutralization of HIV IN VITRO. The peptide sequence that encodes this portion of a cellular protein has been identified and sequenced and will be incorporated in a vaccine to test for production of antibodies against the epitope. The Company plans to produce a vaccine for humans that will elicit mucosal as well as humoral immunity and that can be delivered orally. Upon the successful completion of pre-clinical animal studies, the Company plans to submit an IND for conducting Human Clinical Trials. The Company entered into an agreement with an unaffiliated third party in December of 1995 to develop a commercial diagnostic assay for detection of the antibody. This assay would be used in animal and human clinical studies for the vaccine and could be sold for research purposes prior to receiving approval from the FDA. Upon approval from the FDA, the assay could be sold to physicians and clinical laboratories. In April 1996, researchers published data on the isolation and characterization of the novel binding site of the cellular protein and reported that antibodies to this binding site inhibited replication of several strains of HIV in VITRO studies.

         RECENT DEVELOPMENTS. The Company is in the final stage of development of a commercial diagnostic assay for the detection of the antibody and is expected to commence large-scale testing in the near future.

         COMMERCIALIZATION AND POTENTIAL MARKET. The Company anticipates that the vaccine would first be used to vaccinate healthy individuals for preventing HIV infection. The Company also anticipates that, long-term, the vaccine might be used as a therapeutic vaccine for treating the HIV infected and AIDS patients by preventing HIV strains that replicate in the body, or additional HIV strains, from additionally infecting cells. A commercial market may also exist for a diagnostic assay for detecting the monoclonal antibody in blood for purposes of following progressors and non-progressors who are HIV infected, as well as determining the activity and usefulness of the vaccine.

         PRINCIPAL INVESTIGATOR. Professor Jean-Claude Chermann is the inventor of the HIV/AIDS Vaccine technology and the principal investigator for the research sponsored by the Company. Professor Chermann is Research Director of INSERM's Research Unit 322 for Retroviruses and Associated Diseases in Marseilles, France. Professor Chermann was previously Chief of Research at the Pasteur Institute in Paris where he spent 25 years in research. Professor Chermann, in conjunction with two other scientists, first isolated the HIV virus in 1983 at the Pasteur Institute in Paris. In 1987 he was awarded the Louis Pasteur Medal. A retrovirologist before embarking on AIDS research, Professor Chermann originally suspected that AIDS was caused by a retrovirus. Since discovering the HIV virus, Professor Chermann has devoted his research to discovering a preventive to the disease, along with a therapeutic to help restore the immune system in HIV-infected patients. Professor Chermann is published widely with over 200 publications in international journals, including publications specific to the research sponsored by the Company. Professor Chermann is a member of the Company's Scientific Advisory Board.

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

         RECENT DEVELOPMENTS Recombinant UGIF/ps20 is currently being tested for verification of its activity in IN VITRO and IN VIVO studies. Studies to determine the protein's mechanism of action are also currently underway. Additional animal studies will be conducted during 1997 to determine the modes of delivery and biological effects of recombinant UGIF/ps20 on prostate cancer in "nude" mice. In the event that recombinant UGIF/ps20 is verified in these studies, additional preclinical studies with a delivery system, and toxicity tests, will be conducted prior to commencement of human clinical trials.

         COMMERCIALIZATION AND POTENTIAL MARKET. The American Cancer Society estimates that approximately 317,000 new cases of prostate cancer occurred in the U.S. in 1996 and that approximately 41,400 deaths occurred in the U.S. in 1996 from prostate cancer. As a result of the population aging, prostate cancer is expected to increase significantly over the next 15 years. Risk factors for prostate cancer increase with age. More than 80% of all prostate cancers are diagnosed in men over the age of 65. In addition to age, other factors regarding the incidence of prostate cancer occurrence include a higher incidence rate among black Americans, familial association and dietary fat intake.

         PRINCIPAL INVESTIGATOR. Dr. David R. Rowley is the principal investigator for the UGIF Technology project. Dr. Rowley is Associate Professor in the Department of Cell Biology at Baylor College of Medicine. Dr. Rowley has studied growth inhibitory factors, mechanism of action in tissue differentiation and neoplastic disease, and the mechanisms of steroid hormone action in relation to the prostate gland for over 13 years. Dr. Rowley received a Bachelors and a Doctorate of Philosophy degree in Anatomy from the University of Iowa and served as a National Institutes of Health Postdoctoral Fellow at Baylor College of Medicine. He has lectured and published numerous articles on growth inhibitory factors, cell differentiation and receptors in the prostate gland.

MEMBRANE ATTACK COMPLEX (MAC)/COMPLEMENT TECHNOLOGY

         BACKGROUND. The Company holds exclusive worldwide license rights to a certain membrane attack complex ("MAC") complement technology (the "MAC/Complement Technology"). Through the Company's funding of Dr. Jose Halperin's laboratory, scientists in Dr. Halperin's lab made certain discoveries with regard to complement cascade, which consists of a number of proteins and regulatory polypeptides, and discovered that the MAC pore opens a pathway for the entry of high molecular weight organic compounds into cells.

         TECHNOLOGY. The MAC/Complement Technology consists of five complement proteins, C5-C9, which assemble in a lipid bilayer, such as a cell membrane or a virus membrane, to form a pore or a channel of sufficient size to allow many molecules and growth factors to pass into the cell. If enough channels are formed in the cell membrane, the cell becomes disabled and is typically lysed or broken down and eliminated. The size of the pore depends in part on the number of one of the complement proteins, C9, that form the pore. The number of C9 protein molecules that form the pore is limited or regulated by a complement regulatory protein called CD59. Dr. Halperin's lab has demonstrated that the formation of MAC pores by the addition of purified complement proteins creates a pathway for the entry of molecules of various sizes into various cell types and that the MAC pore can be used to load target cells with drugs or other molecules without affecting the viability of the cell. In addition, concentrations of the complement proteins needed to efficiently load molecules into the cell via the MAC pore have been demonstrated to be at levels that are not toxic to the cell, i.e. at concentrations that would not cause lysis of the cell. Therefore, by exposing a target cell to MAC channel-forming agents and a therapeutic or diagnostic agent, the desired agents could be selectively delivered into the target cell or cells. Therapeutic agents such as polypeptides, oligonucleotides, toxins, antibiotics, antivirals, antiparasitics, antifungals and anti-cancer agents could be delivered into target cells that otherwise are not taken up by the cells or are inefficiently taken up by cells. This technology, if successful, could provide for the selective delivery of such therapeutics or diagnostic agents to target cells, for example, cancer cells or viruses, without affecting the surrounding cells that are not meant to be targeted.

         As mentioned above, if enough MAC pores are formed in a cell membrane, the cell becomes disabled. Experimental evidence indicates that this mechanism may be involved in ridding the body of viruses, bacteria and parasites. Viruses, bacteria or parasites may become resistant to cell lysing by producing CD59 on its surface to inhibit the formation of MAC pores. Since CD59 regulates the number of C9 molecules that form MAC pores, such activity would result in an insufficient amount of MAC pores being formed to create lysis of the cell. Consequently, it may be possible to treat such viruses, bacteria and parasites by inhibiting the formation of CD59.

         PROGRESS OF RESEARCH AND DEVELOPMENT. The MAC/Complement Technology was added to the Company's technology portfolio in late 1996, therefore, research on this project is in early stages. To date, the functional size of the MAC pore has been determined using purified complement proteins. Dr. Halperin's lab will be optimizing the MAC pore size and attempting to load in different cell types different functional molecules for therapeutic and/or diagnostic purposes.

         The active site of CD59 is currently being identified. The role of CD59 in protecting viruses form complement lysis will then need to be confirmed and the possible protective effect of human CD59 against complement mediated lysis of virus needs to be analyzed. Once these experiments are completed, the Company will evaluate the possibility of designing molecules to block the effect of CD59.

         COMMERCIALIZATION AND POTENTIAL MARKET.

         The potential market for the MAC/Complement Technology, if successful, is substantial and includes therapies for bacterial diseases, viral diseases, hormone deficiency diseases, cancer, artherosclerosis, arteriosclerosis, diabetes, organ transplants, arthritis and other immune disorders. For example, the American Diabetics Association estimates that approximately 14 million people in the U.S. have diabetes and more than 650,000 people are diagnosed each year as having diabetes. According to the American Heart Association, the estimated prevalence of artherosclerosis in 1992 was 2.28 million.

         PRINCIPAL INVESTIGATORS. Dr. Jose A. Halperin, Associate Professor of the Department of Medicine at Harvard Medical School, is the principal investigator for the MAC/Complement Technology research sponsored by the Company. Dr. Halperin's major research interests have been in membrane transport, red cell physiology and regulation of ion pumps as they relate to the mitogenic effect of membrane in proliferative disorders. Dr. Halperin was educated in Buenos Aires, Argentina, receiving his medical degree (CUM LAUDE) in 1972 from the University of Buenos Aires. In 1983 Dr. Halperin received the Annual Prize for the best work in Medical Research from

Venezuela's National Council for Scientific and Technological Research (CONICIT). Dr. Halperin's postdoctoral training includes internships and residencies in Buenos Aires and a clinical fellowship at Brigham and Women's Hospital in Boston. He joined Harvard Medical School's Department of Physiology in 1984. In 1988 he was named Instructor in Medicine and in 1994 Associate Professor of Medicine. In 1985 he became associated with Brigham and Women's Hospital in several capacities and presently serves as Associate Physician for the hospital.

ION PHARMACEUTICALS, INC. TECHNOLOGIES

         BACKGROUND. The Company, through its wholly-owned subsidiary, Ion, holds exclusive worldwide license rights to certain compounds and their uses for the treatment of conditions characterized by unregulated cell proliferation or cell growth and sickle cell anemia and holds an exclusive option to license certain compounds and their uses for the treatment of gastrointestinal disorders, such as secretory diarrhea. Ion's intellectual property portfolio consists of clotrimazole ("CLT"), its metabolites and a number of proprietary new chemical entities co-owned by Ion termed the Trifens(TM). Such compounds have demonstrated promise in therapeutic applications for treating a number of conditions characterized by unregulated cell proliferation, such as cancer
(including multiple drug resistance cases) and certain proliferative dermatological conditions, as well as sickle cell anemia and secretory diarrhea. Ion has an ongoing collaborative program with an unaffiliated company to develop the Trifens(TM). Ion acquired the Company's rights in the anti-proliferative technologies at the time of Ion's organization as a wholly-owned subsidiary of the Company in January 1996.

         TECHNOLOGY. CLT, its metabolites, and the Trifens(TM) are active through ion transport modulation and may be applicable for treating, either by topical, oral, or intravenous administration, a number of diseases and conditions. CLT is a broad spectrum antimycotic agent used to treat pathogenic dermatophytes, yeast infections and topical fungal infections. Through research conducted by Dr. Jose Halperin at Harvard Medical School, new potential uses for these compounds have been identified based on inhibition of cell proliferation or the regulation of the growth of cancer cells and other cell types, including the use of such compounds in treating cancer, proliferative dermatological conditions, cardiovascular disorders, such as arteriosclerotic conditions, and diseases caused by neovascularization, such as diabetic retinopathy. In addition to the compounds ability to inhibit cell proliferation, the compounds have also been shown to inhibit the Ca++-activated K+ channel in the human red blood cell membrane. Dr. Carlo Brugnara at Children's Hospital in Boston has studied and is continuing to study the effects of such compounds in blocking this channel to prevent the dehydration of sickled red blood cells. Such an approach could potentially be used in the treatment of sickle cell anemia. In addition, under a sponsored research and license option agreement between Ion and Children's Hospital in Boston, Dr. Wayne Lencer is studying the effects of the compounds in inhibiting intestinal chloride secretion, which is the primary transport event of secretory diarrhea in both humans and animals.

         It is anticipated that CLT, its metabolites and/or the Trifens(TM) would be formulated in three new formulations: an oral formulation, an intravenous or injectable formulation and a topical formulation. The new oral and/or intravenous formulation could be used in the study and potential treatment of cancers including multiple drug resistant cancers, sickle cell anemia, diarrhea and atherosclerotic conditions, including restenosis after balloon angioplasty. The new topical formulation will be used by Ion in the study and potential treatment of proliferative dermatological conditions, such as actinic keratosis, certain cancers, such as basal cell carcinoma and Kaposi's sarcoma and, possibly, other dermatological conditions.

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

         For the sickle cell application, IN VITRO studies performed by Dr. Brugnara have demonstrated that one of the parent compounds blocked ion transport in homozygous sickle cells, and studies in a transgenic mouse model for sickle cells have demonstrated that the compound given orally produced inhibition of the red cell Gardos channel, increased red cell potassium content and decreased mean corpuscular hemoglobin concentration. A pilot Phase I clinical trial has been completed in which four normal subjects were given the compound orally and the peak inhibition of the Gardos channel was measured. Results from the first stage of a Phase II Clinical Trial supported by the National Institutes of Health and the FDA were reported in March 1996 in which five sickle cell anemia patients were given one of the parent compounds orally. The administration of the compound resulted in a reduction of the dehydration and sickling of red blood cells associated with sickle cell anemia. The next phase of the ongoing Phase II clinical trial will assess the survival of red blood cells and hemoglobin levels over a longer-term period. Ion plans to initiate additional laboratory and clinical studies to assess the use of the Trifens(TM) in the treatment of sickle cell anemia.

         A topical formulation of one of the parent compounds has been developed for Ion pursuant to an agreement with an unaffiliated company. Clinical trial material has been manufactured under Good Manufacturing Practices ("GMP") conditions for use in Ion's Phase I/II Clinical Trial for the treatment of actinic keratosis. The Phase I/II Clinical Trial was initiated in July 1996 at two clinical sites in Israel.

         RECENT DEVELOPMENTS. The actinic keratosis Phase I/II Clinical Trial is currently ongoing and enrollment was completed in December of 1996. Upon successful results of this study, Ion plans to either file an IND application with the FDA for conducting a clinical trial in the U.S. for the treatment of actinic keratosis or sublicense the technology for further development and commercialization.

         Additional IN VITRO and animal tumor model studies are underway, some of which are being conducted under contract with an unaffiliated third party, to test the effects of the Trifens(TM) in the treatment of certain cancers, alone and in combination with currently used anti-cancer drugs.

         The Company is currently participating in discussions with certain third parties regarding the possibility of partnering or licensing this technology.

         COMMERCIALIZATION AND MARKET POTENTIAL. The American Academy of Dermatology reports that approximately 5 million Americans have actinic keratosis. The American Cancer Society estimates that there were 1,359,150 new cases of cancer in the U.S. in 1996 and 554,740 deaths due to cancer in the U.S. in 1996. Reuters (09-12-96) reported that drug resistant tumors account for 40% of all cancer cases and 90% of drug treated cancer patients who have undergone chemotherapy. The U.S. Department of Health and Human Services estimates that there are over 50,000 sickle cell anemia patients in the U.S. and according to NDTI, the national audit source, 246,000 physician visits for sickle cell anemia were recorded in 1995. In addition to the market for traveller's diarrhea, a substantial market exists for treatment of infectious diarrhea and AIDS-related diarrhea. The National Institute of Diabetes and Digestive and Kidney Diseases reports that in 1980, there were 99 million new cases of infectious diarrhea in the U.S. and, in 1985, there were 8-12 million physician office visits for infectious diarrhea. AIDS-related diarrhea occurs in the majority of AIDS patients and may be caused by drugs, viruses or bacteria.

         PRINCIPAL INVESTIGATORS. Dr. Jose A. Halperin, Associate Professor of the Department of Medicine at Harvard Medical School, is the principal investigator for the anti-proliferative/growth regulatory research sponsored by the Company.

         Dr. Carlo Brugnara, Associate Professor of Pathology at Harvard Medical School and Director of the Hematology Laboratory at Children's Hospital in Boston, is the principal investigator for research related to the sickle cell anemia application sponsored by the Company. Dr. Brugnara's major research interests have been in the determinants of cell sickling in sickle cell anemia, membrane transport in red blood cells, and clinical and laboratory hematology. Dr. Brugnara was educated in Italy, receiving his medical degree (MAGNA CUM LAUDE IN MEDICINE AND SURGERY) in 1979 from the University of Padue in Verona, Italy. Dr. Brugnara's postdoctoral training includes internships and residencies in Italy and with Brigham and Women's Hospital in Boston. He joined Harvard's Department of Physiology in 1983 and was named Associate Professor in 1993.

         Dr. Wayne I. Lencer, Assistant Professor of Pediatrics at Harvard Medical School and Assistant Pediatrician at Massachusetts General Hospital and Children's Hospital in Boston, is the principal investigator for the intestinal diseases research sponsored by the Company. Dr. Lencer's major research interests have been in the mechanism of vesicular traffic in the intestinal epithelia, the mechanism and regulation of salt, water and macromolecular transport in the intestine, and host and pathogen interactions in the intestine. Dr. Lencer received a Bachelors degree from the University of Michigan and a medical degree from Boston University School of Medicine. Dr. Lencer received the Miles and Shirley Fitterman/American Digestive Health Foundation Basic Research Award in 1996.

MARKETING

         The Company does not intend to manufacture or market any products. Instead, the Company intends to enter into joint venture or other collaborative arrangements with pharmaceutical companies or biomedical companies for the manufacture and distribution of such products. There can be no assurance that the Company will be able to enter into such agreements on terms acceptable to it.

GOVERNMENT REGULATION

         The Company's research and development activities and, ultimately, the production and marketing of its licensed products, are subject to comprehensive regulation by numerous governmental authorities in the United States and other countries. Among the applicable regulations in the United States, pharmaceutical products are subject to the Federal Food, Drug & Cosmetic Act, the Public Health Services Act, other federal statutes and regulations, and certain state and local regulations. These regulations and statutes govern the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising, promotion, sale, distribution and approval of such pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

         A new drug may not be legally marketed for commercial use in the United States without FDA approval. In addition, upon approval, a drug may only be marketed for the indications, in the formulations and at the dosage levels approved by the FDA. The FDA also has the authority to withdraw approval of drugs in accordance with applicable laws and regulations. Analogous foreign regulators impose similar approval requirements relating to commercial marketing of a drug in their respective countries and may impose similar restrictions and limitations after approval.

         In order to obtain FDA approval of a new product, the Company and its strategic partners must submit proof of safety, efficacy, purity and stability, and the Company must demonstrate validation of its manufacturing process. The testing and application process is expensive and time consuming, often taking several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing such applications. With respect to patented products, processes or technologies, delays imposed or caused by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them. Such delays could also affect the commercial advantages derived from proprietary processes. There is no assurance that the regulatory agencies will find these submissions to be adequate.

         As part of the approval process, the FDA reviews the Drug Master File (the "DMF") for a description of product chemistry and characteristics, detailed operational procedures for product production, quality control, process and methods validation, and quality assurance. As process development continues to mature, updates and modifications of the DMF are submitted.

         The FDA approval process for a pharmaceutical product includes review of (i) chemistry and formulations, (ii) preclinical laboratory and animal studies to enable FDA approval of an IND application, (iii) initial IND clinical studies to define safety and dose parameters, (iv) well-controlled IND clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of an NDA. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the safety of the product. Products must be formulated in accordance with GMP requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in animals. The results of the preclinical tests are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to granting the sponsor permission to conduct clinical studies in human subjects. Unless the FDA objects to an IND application, the application will become effective 30 days following its receipt by the FDA. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical studies.

         Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. In the most basic terms, the three phases are intended to answer the following three questions with respect to the product being tested: Phase I - is it safe?; Phase II - is it effective?; and Phase III - how effective is it? Phase I trials normally consist of testing the product in a small number of patient volunteers for establishing safety and pharmacokinetic parameters using single and multiple dosing regiments. In Phase II, the continued safety and initial efficacy of the product are evaluated in a somewhat larger patient population, and appropriate dosage amounts and treatment intervals are determined. Phase III trials typically involve more definitive testing of the appropriate dose for safety ad clinical efficacy in an expanded patient population at multiple clinical testing centers. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial phase. Each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution performing the clinical study. An IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed. In addition, the FDA may order the temporary or permanent discontinuation of clinical trials at any time. In light of this process, the Company must necessarily rely on other persons and institutions to conduct studies.

         All the results of the preclinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of an NDA for approval to commence commercial distribution. The information contained in the DMF is also incorporated into the NDA. Submission of an NDA does not assure FDA approval for marketing. The application review process takes more than two years on average to complete. However, the process may take substantially longer if the FDA has questions or concerns about a product or studies regarding the product. In general, the FDA requires at least two adequate and controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional support may be required. The FDA also may request additional information relating to safety or efficacy, such as long-term toxicity studies. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application. Accordingly, there can be no assurance about any specific time frame for approval,  if any,  of  products  by the  FDA or  foreign  regulatory  agencies.
Continued compliance with all FDA requirements and conditions relative to an approved application, including product specification, manufacturing process, labeling and promotional material, and record keeping and reporting requirements, is necessary throughout the life of the product. In addition, failure to comply with FDA requirements, the occurrence of unanticipated adverse effects during commercial marketing or the result of future studies could lead to the need for product recall or other FDA-initiated actions that could delay further marketing until the products or processes are brought into compliance.

         The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as compliant with United States GMP. Continued registration requires compliance with standards for United States GMP. In complying with United States GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure technical compliance. In addition, manufacturers must comply with the United States Department of Health and Human Services and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Environmental Protection Agency and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. Other regulatory agencies such as the Occupational Safety and Health Administration also monitor a manufacturing facility for compliance. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

         For foreign markets, a pharmaceutical company is subject to regulatory requirements, review procedures and product approvals which, generally, may be as extensive, if not more extensive, as those in the United States. Although the technical descriptions of the clinical trials are different, the trials themselves are often substantially the same as those in the United States. Approval of a product by regulatory authorities of foreign countries must be obtained prior to commencing commercial product marketing in those countries, regardless of whether FDA approval has been obtained. The time and cost required to obtain market approvals in foreign countries may be longer or shorter than required for FDA approval and may be subject to delay. There can be no assurance that regulatory authorities of foreign countries will grant approval. The Company has no experience in manufacturing or marketing in foreign countries nor in matters such as currency regulations, import-export controls or other trade laws.

PATENTS AND PROPRIETARY RIGHTS

         RBC-CD4 ELECTROINSERTION TECHNOLOGY PATENTS

         Under its license agreement for the RBC-CD4 Electroinsertion Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the owners and licensors of this technology. To date, one U.S. patent has issued, one U.S. patent application is pending, eight foreign patents have issued and three foreign patent applications are pending.

         LIPOSOME-CD4 TECHNOLOGY PATENTS

         Under its license agreement for the Liposome-CD4 Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the owners and licensors of this technology. Currently, one U.S. patent application is pending, two foreign patent applications are pending and four foreign patent applications have issued.

         HIV/AIDS VACCINE PATENTS

         Under its license agreement for the AIDS Vaccine, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the licensor of this technology. Currently, one U.S. patent application is pending, one international patent application is pending and one European patent application has issued.

         UGIF TECHNOLOGY PATENTS

         Under its license agreement for the UGIF Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the licensor of this technology. Currently, two U.S. patents have issued, one U.S. patent application is pending, one international patent application is pending and one Canadian patent has issued.

         MEMBRANE ATTACK COMPLEX (MAC)/COMPLEMENT TECHNOLOGY PATENTS

         Under its license agreement for the MAC/Complement Technology, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the licensor of this technology. To date, one U.S. patent application is pending.

         ION PHARMACEUTICALS, INC. PATENTS

         Under its license agreement for the anti-proliferative/growth regulatory technology, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the owners of this technology. To date, four U.S. patents have issued, seven U.S. patent applications are pending and 12 foreign patent applications are pending.

         Under its license agreement for the sickle cell technology, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the owners of this technology. To date, two U.S. patents have issued, three U.S. patent applications are pending and two international application are pending.

         Under its research and license option agreement for the intestinal disorders technology, the Company is responsible in certain cases for financing the prosecution of patent applications and is responsible for jointly prosecuting all patent applications for the benefit of the owners of this technology. To date, one U.S. patent application and one international patent application is pending.

COMPETITION

         The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Research on AIDS and cancer, the areas in which the Company has particular interests, is being conducted by numerous highly skilled scientists at prestigious universities, research institutions and governmental agencies throughout the world. Accordingly, the competition to develop and commercialize medical products and processes must be regarded as intense. Further, competition in the medical field is likely to intensify. Many of the Company's competitors have substantially greater financial and other resources, large in-house research, development, manufacturing and marketing staffs and significantly greater experience with regulatory approval procedures. The Company does not have such resources and does not intend to compete with major pharmaceutical companies in drug manufacturing or marketing.

         Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. The Company expects technological development to occur at a rapid rate and expects competition to intensify as advances occur in the development of pharmaceutical products of biologic origin. However, the

Company intends to obtain, in consideration for research funding, sublicenses or other rights to technologies from such entities and to pay royalties upon any successful commercial development of products derived therefrom. To such extent, such entities may be considered to be assisting the Company rather than competing with it.

         Although the principal investigators under the Company's existing and proposed Sponsored Research Agreements are not aware of other researchers conducting substantially similar research to that encompassed by their projects, no assurance can be given in this regard. The scientific community and the medical field of research regarding AIDS and prostate cancer is relatively small, and the number of approaches and scientific theories may be narrowing. Accordingly, there can be no assurance that others are not contemporaneously conducting the same or similar research to that of the Company and, accordingly, that others might not complete and commercialize their research prior to the time that the Company does so. The Company would likely be adversely impacted if competitors complete and commercialize their research prior to the Company if such resulting therapeutic or diagnostic pharmaceutical is effective, notwithstanding that the product may not infringe upon any of the Company's proprietary rights.

COMPETITION

         The biopharmaceutical industry is characterized by rapidly evolving technology and intense competition. Research on AIDS and cancer, the areas in which the Company has particular interests, is being conducted by numerous highly skilled scientists at prestigious universities, research institutions and governmental agencies throughout the world. Accordingly, the competition to develop and commercialize medical products and processes must be regarded as intense. Further, competition in the medical field is likely to intensify. Many of the Company's competitors have substantially greater financial and other resources, large in-house research, development, manufacturing and marketing staffs and significantly greater experience with regulatory approval procedures. The Company does not have such resources and does not intend to compete with major pharmaceutical companies in drug manufacturing or marketing.

         Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. The Company expects technological development to occur at a rapid rate and expects competition to intensify as advances occur in the development of pharmaceutical products of biologic origin. However, the Company intends to obtain, in consideration for research funding, sublicenses or other rights to technologies from such entities and to pay royalties upon any successful commercial development of products derived therefrom. To such extent, such entities may be considered to be assisting the Company rather than competing with it.

EMPLOYEES

         As of March 14, 1997, the Company employed 11 persons, four of whom are executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located at 30 Rockefeller Plaza, Suite 4515, New York, New York 10112. These premises consist of approximately 3,900 square feet subleased until December 31, 1998. The annual rent for these premises is $166,428. The Company also maintains small offices at 5100 Westheimer, Suite 200, Houston, Texas (for a monthly rent of $900), 37 S. Main Street, Pittsford, New York (for a monthly rent of $800) and 124 Mount Auburn Street, Cambridge, Massachusetts (for a monthly rent of $3,024). Each of the leases on the Houston, Pittsford and Cambridge offices expires in less than a year. The Company maintains no laboratory, research or other facilities, but conducts research and development in outside laboratories under contracts with universities. The Company believes that its existing office arrangements will be adequate to meet its reasonably foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the high and low closing sale prices of the Company's Common Stock on the American Stock Exchange (the "AMEX") for the periods indicated.

1997:                                                      HIGH           LOW
                                                           ----           ---
         First Quarter (through March 14, 1997)........... $3.75         $2.75
1996:
         Fourth Quarter................................... $4.125        $4.125
         Third Quarter.................................... $4.625        $3.0625
         Second Quarter................................... $6.50         $3.0625
         First Quarter.................................... $6.8125       $3.5625
1995:
         Fourth Quarter................................... $4.3125       $3.00
         Third Quarter.................................... $5.6875       $3.875
         Second Quarter................................... $5.125        $3.50
         First Quarter.................................... $5.750        $3.125

         The closing sale price for the Company's Common Stock on the AMEX on March 14, 1997 was $3.1875 per share. At March 14, 1997, there were approximately 350 holders of record of the Company's Common Stock. The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The Company was originally formed in 1986 as Sheffield Strategic Metals, Inc., a Canadian company, to engage in mineral exploration and development. It conducted no significant business activities from 1986 until late 1991. Between December 1991 and February 1992 the Company changed its strategic direction to focus on the acquisition, development and commercialization of promising biomedical technologies and raised capital in private placements of its common stock. In April 1992, the Company changed its name to Sheffield Medical Technologies Inc. to reflect the nature of its new business and listed its common stock on the NASDAQ Small Cap Market. In November 1993, the Company commenced trading of its Common Stock on the AMEX.

         Since its inception in 1986, the Company has been a development stage enterprise. The Company has incurred a net loss in each of the fiscal years since its inception and has had to rely on outside sources of funds to maintain its liquidity. Substantial operating losses are expected to be incurred for the next several years as the Company expends its resources for product acquisition, sponsored research and development and preclinical and clinical testing. The Company has financed its technology development activities and operations primarily through public and private offerings of securities. The Company's operating results have fluctuated significantly during each quarter since its change of strategic direction in 1992, and the Company anticipates that such fluctuations, largely attributable to varying sponsored research and development commitments and expenditures, will continue into the foreseeable future.

FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

         In 1996, the Company signed its first sub-license agreement for its Liposome-CD4 technology and earned a sub-license fee, which is included in sub-license fee revenue. Interest income was $163,664 in 1996 and $80,610 in 1995, and a total of $396,913 since the Company's inception in 1986. The increase in 1996 interest income of $83,054, compared to 1995, was due primarily to the increase in the amount of funds available for investment as the result of the completion of the Company's warrant discount program completed in 1996, which raised total gross proceeds of $5.6 million.

         Research and product development expenses for 1996 decreased by $582,336 to $3,841,818 compared with 1995 expenses of $4,424,154. The lower research and development costs were attributable to negotiating extensions of two major Sponsored Research Agreements signed in October 1996 and the winding down of the RBC-CD4 Electroinsertion Technology project, partially offset by the increased development of the Ion Anti-Proliferative technology projects. In 1996, the Company entered into five (5) major research and development agreements. See Note 6 to the consolidated financial statements. The funds expended for these new projects totaled $892,694 in 1996.

         General and administrative expenses for 1996 were $3,831,204, an increase of $851,767 compared with expenses of $2,979,437 for 1995, primarily resulting from the one-time cashless exercise of options and warrants by a former employee of the Company, totaling $562,912, and private placement professional fees relating to Ion.

         Interest expense for 1996 was $9,531, a decrease of $55,205 compared with interest expense for 1995 of $64,736. The decrease was due to satisfaction in full of the Company's $550,000 loan from SMT Investment Partnership in 1995. See Notes 4 and 7 to the consolidated financial statements.

         As a result of the above, net loss for 1996 decreased by $378,828 to $7,008,889 compared with a net loss of $7,387,717 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the sale of securities, from which it has raised an aggregate of approximately $24.7 million through December 31, 1996. On February 28, 1997, the Company closed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. See Note 9 to the consolidated financial statements. The proceeds of this offering will be used to fund research and development, patent prosecution and for working capital and general corporate purposes, including the possible acquisition of rights in new technologies in the Company's ordinary course of business.

         From inception through December 31, 1996, the Company earned $396,913 in interest on cash, cash equivalents and short-term investments. The Company invests excess cash in cash equivalents and short-term investments in a cash management account that invests in U.S. government securities and high grade corporate investments. In addition, in 1996, the Company signed its first sub-license agreement for its Liposome-CD4 technology and earned a sub-license fee that is included in sub-license fee revenue.

         Net cash used in development stage activities was $6,043,876, $7,541,937 and $23,521,045 during 1996, 1995, and from inception in 1986 through
1996, respectively. Cash of $6,420,834,  $9,346,901 and $25,220,193 was provided by the issuance of securities in 1996, 1995 and from inception in 1986 through 1996, respectively.

         The Company's total assets at December 31, 1996, were $2,773,884, an increase of $552,834 from the previous year's total assets of $2,221,050, principally due to an increase in cash and cash equivalents and marketable securities, reflecting the cash received from the warrant discount program and sub-license revenue. The Company's liabilities at December 31, 1996, consisting of accounts payable, sponsored research and capital lease obligations, totaled $1,078,047 compared to $428,687 at December 31, 1995.

         The Company spent approximately $15.5 million through December 31, 1996 to fund certain ongoing technology research projects and expects to incur additional costs in the future, including costs relating to its ongoing sponsored research and development activities, preclinical and clinical testing of its product candidates and the hiring of additional personnel. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies by third parties through licenses, joint ventures or other arrangements. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights to can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

         While the Company does not believe that inflation has had a material impact on its results of operations, there can be no assurance that inflation in the future will not impact financial markets which, in turn, may adversely affect the Company's valuation of its securities and, consequently, its ability to raise additional capital, either through equity or debt instruments, or any off-balance sheet refinancing arrangements, such as collaboration and licensing agreements with other companies.

         The Company expects that its existing capital resources, including the current private placement offering noted above, will enable it to fund its operations for at least the next 12 months. Because the Company does not expect to generate significant cash flows from operations for at least several years, the Company believes it will require additional funds to meet future costs.

         The Company will attempt to meet the balance of its capital requirements with existing cash balances and through additional public or private offerings of its securities, debt financing, and collaboration and licensing arrangements with other companies. There can be no assurance that the Company will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to the Company, if at all. The Company's sponsored research and technology development program may be curtailed if future financings are not completed.

ITEM 7.  FINANCIAL STATEMENTS

         See page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January  10,  1995,  KPMG Peat  Marwick  LLP  ("KPMG")  resigned  as independent accountants to the Company. KPMG's accountant's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that KPMG's report dated February 11, 1994 on the consolidated balance sheet as of December 31, 1993, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1993 and 1992 and the period from October 17, 1986 (inception) to December 31, 1993 contained a separate paragraph stating that the Company's "recurring losses and net deficit position raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." There were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. On March 2, 1995, Ernst & Young LLP was engaged as the new independent accountants to the Company.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.


Name                          Age       Position
----                          ---       --------

Douglas R. Eger               35        Chairman, Chief Executive Officer
                                        and Director

Thomas M. Fitzgerald          47        President and Chief Operating
                                        Officer and Director

Michael Zeldin                59        Chief Scientific Officer and Director

Anthony B. Alphin, Jr.        51        Director

Dr. Stephen Sohn              52        Director

Bernard Laurent               45        Director

George Lombardi               53        Vice President, Chief Financial
                                        Officer, Treasurer and Secretary

         DOUGLAS R. EGER. Mr. Eger has been a Director of the Company since November 1991, served as President of the Company from March 1992 through June 1994 and has served as Chairman of the Company since June 1994. On February 13, 1995, Mr. Eger was elected Co-Chief Executive Officer of the Company and was elected Chief Executive Officer in February 1996. From 1987 to 1990, Mr. Eger was the owner of Eger Innovation Group, a privately held company engaged in a variety of technology development and venture capital activities. Mr. Eger was a founder of Eger Innovation Group, Inc. and a successor company, TechSource Development Corporation, a company founded in 1990 to assist universities in the development and commercialization of promising scientific discoveries.

         THOMAS M. FITZGERALD. Mr. Fitzgerald has been a Director of the Company since September, 1996, has served as Chief Operating Officer of the Company since June 1996 and has served as President of the Company since February 1997. From 1989 to 1996 Mr. Fitzgerald was the Vice President and General Counsel of Fisons Corporation, an operating unit of Fisons Group plc, a U.K.-based ethical pharmaceutical company ("Fisons"). Mr. Fitzgerald was Assistant General Counsel of SmithKline Beecham prior to joining Fisons.

         MICHAEL ZELDIN, PH.D. Mr. Zeldin has been a Director of the Company since May 1996, served as the Chief Operating Officer and Executive Vice President - Corporate Development of the Company from March 1996 to June 1996 and has served as Chief Scientific Officer of the Company since June 1996. From 1989 to March 1996, Mr. Zeldin was President of Cambridge Biomedical Management, a management assistance firm specializing in the biomedical and pharmaceutical industries. From 1985 to 1989, Mr. Zeldin was President and Director of Research of Procept, Inc., a developer of immunotherapeutic technologies and products.

         ANTHONY B. ALPHIN, JR. Mr. Alphin has been a Director of the Company since November 1993. Mr. Alphin has been Chairman and Chief Executive Officer of Moneywatch Investments, Inc., a real estate investment and development company, since 1981. Mr. Alphin has been a director of Norcross & Co., Inc., the managing underwriter of the Company's February 1993 public offering, since 1991.

         DR. STEPHEN SOHN. Dr. Sohn has been a Director of the Company since January 1995. Dr. Sohn has been on the plastic and reconstructive surgery staff of the Brigham & Women's Hospital since 1974. From 1974 to 1990 Dr. Sohn was a Clinical Instructor in surgery at the Harvard University Medical School.

         BERNARD LAURENT. Mr. Laurent has been a Director of the Company since May 1995. Mr. Laurent has been the owner of B. Laurent & Co., an investment firm based in London, England, since 1990. Prior to 1990, Mr. Laurent served in various positions at Charterhouse Bank Limited (London), Dillon Read Limited and Bear Stearns & Co. Mr. Laurent is a director of International CHS Resources Corporation (Canada), International Telepresence (Canada) Inc. and Global Equities S.A. (Paris).

         GEORGE LOMBARDI. Mr. Lombardi has been the Vice President and Chief Financial Officer of the Company since September 1995. From October 1994 until September 1995, Mr. Lombardi was Vice President and Chief Financial Officer and Director of Fidelity Medical Inc. From 1993 to 1994, Mr. Lombardi was the Senior Financial Executive for the New Jersey and New England operations of National Health Laboratories Inc. From 1986 until 1992, Mr. Lombardi was Vice President, Finance and Administration for Henley Chemicals, Inc., a subsidiary of Boehringer Engleheim Pharmaceutical Company. From 1976 until 1986, Mr. Lombardi held various financial positions with the Revlon Healthcare Group in New York.

MEETINGS AND COMMITTEES

         The Board of Directors of the Company held five meetings during the fiscal year ended December 31, 1996. From time to time during such fiscal year, the members of the Board acted by unanimous written consent. The Company has standing Stock Option, Compensation, Audit and Scientific Review Committees. The Stock Option Committee reviews, analyzes and approves grants of stock options and stock to eligible persons under the Company's 1993 Stock Option Plan and the Company's 1993 Restricted Stock Plan. The current members of the Stock Option Committee (appointed in June 1996) are Anthony B. Alphin, Jr. and Stephen Sohn. The Stock Option Committee did not hold any formal meetings in 1996, but approved certain actions by written consent. The Compensation Committee reviews, analyses and makes recommendations to the Board of Directors regarding compensation of Company directors, employees, consultants and others, including grants of stock options (other than stock option grants under the Company's 1993 Stock Option Plan). The current members of the Compensation Committee (appointed in June 1996) are Anthony B. Alphin, Jr., Stephen Sohn and Bernard Laurent. The Compensation Committee did not hold any formal meeting in 1996, but approved certain actions by written consent. The Audit Committee reviews, analyzes and makes recommendations to the Board of Directors with respect to the Company's compensation and accounting policies, controls and statements and coordinates with the Company's independent public accountants. The current members of the Audit Committee (appointed in June 1996) are Anthony B. Alphin, Jr. and Bernard Laurent. The Audit Committee held one formal meeting in 1996. The Scientific Review Committee was established to discuss the science and potential commercialization, clinical development and business development of existing and future technologies of the Company. The current members of the Scientific Review Committee (appointed in June 1996) are Douglas R. Eger, Dr. Stephen Sohn and Dr. Michael Zeldin. The Scientific Review Committee held no formal meetings in 1996. The Company does not have a standing nominating committee or a committee which serves nominating functions.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company ("CEO") and the executive officers of the Company (other than the CEO) who were executive officers of the Company during the fiscal year ended December 31, 1995 and whose salary and bonus exceeded $100,000 with respect to the fiscal years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE


                                                                                                                  Long-Term
                                                                                                                Compensation
                                                                      Annual Compensation                          Awards
                                                     ---------------------------------------------           -----------------

                                                                                          Other annual
              Name and                                                                    Compensation
         Principal Position                Year         Salary($)        Bonus($)            ($)(1)              Options(#)
         ------------------                ----         ---------        --------            ------              ----------

Douglas R. Eger, Chairman                  1996         $230,000          $25,000               0                       0
  and Chief Executive Officer........      1995         $172,500             0                  0                  80,000
                                           1994         $ 96,000             0                  0                       0

Michael Zeldin, Chief Scientific
  Officer............................      1996         $131,250             0                  0                 250,000

General Lombardi, Chief Financial
         Officer, Treasurer                1996         $122,652             0                  0                       0
         and Secretary                     1995          $32,500             0                  0                 100,000


---------------------
(1)      Perquisites  and  other  personal  benefits,   securities  or  property
         delivered to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

         The following table sets forth certain information regarding stock option grants made to Messrs. Fitzgerald and Zeldin during the fiscal year ended December 31, 1996.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                             Individual Grants
                                   -------------------------------------------------------------------------

                                                          % of Total
                                                           Options
                                                          Granted to          Exercise or
                                    Options              Employees in         Base Price         Expiration
           Name                    Granted(#)            Fiscal Year            ($/sh)              Date
           ----                    ----------            -----------            ------              ----

Thomas M. Fitzgerald,                 50,000               11%                   $5.25             5/31/01
  President and Chief                 50,000               11%                   $6.75             5/31/01
  Executive Officer                   50,000               11%                   $8.25             5/31/01

Michael Zeldin, Chief                 75,000               16%                   $5.25             2/28/01
  Scientific Officer                 100,000               21%                   $6.75             2/28/01
                                      75,000               16%                   $8.25             2/28/01

         The following table sets forth certain information regarding stock options held by Messrs. Eger, Fitzgerald, Zeldin and Lombardi as of December 31, 1996.

                           AGGREGATED OPTION EXERCISES
                       DURING THE MOST RECENTLY COMPLETED
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                                        No. of
                                                                                      Securities
                                                                                        Shares             Value (1) of
                                                                                      Underlying          Unexercised In-
                                                                                      Unexercised            The-Money
                                                                                    Options at fY-        Options at FY-
                                                Shares                                  End (#)               End ($)
                                             Acquired on            Value            Exercisable/          Exercisable/
                  Name                       Exercise(#)          Realized           Unexercisable         Unexercisable
                  ----                       -----------          --------           -------------         -------------

Douglas R. Eger                                 50,000            $ 171,875         475,000/25,000        365,850/46,250
Chairman, Chief Executive Officer

Thomas M. Fitzgerald, President                   --                 --                0/150,000                --
and Chief Operating Officer

Michael Zeldin,                                   --                 --             75,000/175,000              --
Chief Scientific Officer

George Lombardi,                                  --                 --              50,000/50,000              --
Vice President, Chief Financial
Officer, Treasurer and Secretary

------------------
(1) Represents the total gain that would be realized if all-in-the-money options held at December 31, 1996 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the closing sale price of Common Stock of $3.75 per share reported by AMEX for December 31, 1996. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

BOARD OF DIRECTORS COMPENSATION

         The Company does not currently compensate directors who are also executive officers of the Company for their service on the Board of Directors. Under current Company policy, each non-employee Director of the Company receives a fee of $750 for each Board meeting attended and $400 for each Board committee meeting attended. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or defined benefit pension plans.

OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

EMPLOYMENT AGREEMENTS

         In October 1995, the Company entered into a two-year agreement with Douglas R. Eger, pursuant to which Mr. Eger serves as the Company's Chairman and Chief Executive Officer. The term of the agreement is automatically extended for an additional one year term from year to year unless either party notifies the other of its intention to terminate at least 60 days prior to the end of the then current term. Mr. Eger is required to devote such time, attention and energy to the Company as required for performance of his duties under the agreement. The agreement includes confidentiality and non-compete provisions. Mr. Eger's annual base salary under the agreement is currently $230,000.

         In September 1995, the Company entered into a two-year employment agreement with George Lombardi pursuant to which Mr. Lombardi agreed to serve as Vice President and Chief Financial Officer of the Company. Such agreement automatically renews for successive one-year terms unless either party provides written notice to the other of his or its intent to terminate at least 90 days prior to the initial day of new term. If Mr. Lombardi's employment is terminated other than for cause, he is entitled to receive a severance payment of $65,000 payable in six $10,833 installments. The agreement contains non-compete and confidentiality provisions. Mr. Lombardi's annual base salary under the agreement is currently $130,000.

         In March 1996, the Company entered into a two-year employment agreement with Michael Zeldin pursuant to which Mr. Zeldin agreed to serve as Chief Scientific Officer of the Company. The Agreement automatically renews for successive one year terms unless wither party provides written notice to the other of his or its intent to terminate at least 90 days prior to the end of the current term. The agreement contains non-compete and confidentiality provisions. Mr. Zeldin's annual base salary under the agreement is currently $175,000.

         In June 1996, the Company entered into a three-year employment agreement with Thomas M. Fitzgerald pursuant to which Mr. Fitzgerald agreed to serve as Chief Operating Officer of the Company. Such agreement automatically renews for successive one-year terms unless either party provides written notice to the other of his or its intent to terminate at least six months prior to the end of the then current term. If Mr. Fitzgerald's employment is terminated other than for cause, he is entitled to receive a severance payment of $87,500, payable in six equal monthly installments. The agreement contains non-compete and confidentiality provisions. Mr. Fitzgerald's annual base salary under the agreement is currently $175,000.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) forms that were required to be filed during the fiscal year ended December 31, 1996 were filed in compliance with the applicable requirements of Section 16(a).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on March 14, 1997 consisted of 11,388,274 shares of Common Stock. The following table sets forth information concerning ownership of the Company's Common Stock, as at March 14, 1997, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock.

                                           Shares           Percent of
                                         Beneficially       Outstanding
             Beneficial Owner(1)           Owned (2)       Common Stock(2)
             -------------------           ---------       ---------------

Douglas R. Eger...................       827,456(3)            7.0%

Thomas M. Fitzgerald..............         9,972                *

Michael Zeldin....................        80,118(5)             *

Anthony B. Alphin, Jr. ...........        75,000(6)             *

Dr. Stephen Sohn .................       286,000(7)            2.5%

                                           Shares           Percent of
                                         Beneficially       Outstanding
             Beneficial Owner(1)           Owned (2)       Common Stock(2)
             -------------------           ---------       ---------------

Bernard Laurent ..................          157,472(8)            1.4%

George Lombardi...................          109,972(9)            1.0%

All Directors and Executive Officers
  as a Group (7 persons).................  1,545,990              12.3%

------------------
* Less than 1%.

(1) The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) Calculations assume that all options and warrants held by each director, director nominee and executive officer and exercisable within 60 days after March 14, 1997 have been exercised.

(3) Includes 475,000 shares of Common Stock issuable upon exercise of options and warrants exercisable within 60 days of March 14, 1997. Mr. Eger's address is c/o Sheffield Medical Technologies Inc., 30 Rockefeller Plaza, Suite 4515, New York, New York 10112.

(4) Mr. Fitzgerald's address is c/o Sheffield Medical Technologies, Inc., 30 Rockefeller Plaza, Suite 4515, New York, New York 10112.

(5) Includes 75,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 14, 1997. Mr. Zeldin's address is c/o Sheffield Medical Technologies Inc., 30 Rockefeller Plaza, Suite 4515, New York, New York 10112.

(6) Includes 65,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 14, 1997. Mr. Alphin's address is 2692 Richmond Road, Lexington, Kentucky 40509.

(7) Represents (i) 65,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 14, 1997, (ii) 191,000 shares of Common Stock issuable upon exercise of a warrant issued to SMT Investment Partnership, a Massachusetts limited partnership ("SMT") and (iii) 30,000 shares of Common Stock subject to a warrant issued to The Fort Hill Group, Inc. ("Fort Hill"). Dr. Sohn is a general partner of SMT and a former officer of Fort Hill. Dr. Sohn disclaims beneficial ownership of (a) any shares of Common Stock that SMT has the right to acquire and (b) any shares of Common Stock that Fort Hill has the right to acquire (other than 10,000 shares issuable upon exercise of the above-mentioned warrant issued to Fort Hill that Dr. Sohn has the right to receive upon issuance). Dr. Sohn's address is 170 Commonwealth Avenue, Boston, Massachusetts 02116.

(8) Includes (i) 110,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 14, 1997, (ii) 25,000 shares of Common Stock owned by Global Equities and (iii) 12,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days after March 14, 1997 held by Global Equities. Mr. Laurent is a director of Global Equities. Mr. Laurent disclaims beneficial ownership of any shares of Common Stock that Global Equities has the right to acquire. Mr. Laurent's address is 168 Sloan Street, London, England SW1X9QF.

(9) Includes 100,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 14, 1997. Mr. Lombardi's address is c/o Sheffield Medical Technologies Inc., 30 Rockefeller Plaza, Suite 4515, New York, New York 10112.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SMT LOAN

         On January 23, 1995, SMT made a loan (the "SMT Loan") to the Company in the principal amount of $550,000 pursuant to a demand loan agreement (the "SMT Loan Agreement"). Under the terms of the SMT Loan Agreement, SMT could demand the payment in full of the SMT Loan at any time. To secure the Company's obligations under the SMT Loan Agreement, the Company granted SMT a security interest in substantially all of the Company's assets, which security interest has since been released. The note evidencing the SMT Loan (the "Original SMT Note") was exchanged pursuant to the terms of the SMT Loan Agreement for a new note (the "SMT Convertible Note") that permitted the holder to exchange the SMT Convertible Note (in whole, but not in part) into 200,000 shares of Common Stock. In addition, the SMT Loan Agreement required the Company upon issuance of the SMT Convertible Note to issue to SMT warrants (the "SMT Warrants") to acquire 200,000 shares of Common Stock at any time within five years after the date of issue for a price of $4.00 per share. The SMT Warrants are redeemable by the Company for $4.00 per share at any time after the price of the Common Stock exceeds an average of $6.00 per share for 20 business days. SMT was granted certain registration rights with respect to the Common Stock issuable to SMT upon conversion of the SMT Convertible Note and the SMT Warrants. By letter dated June 1, 1995, SMT exercised its right to convert the SMT Convertible Note into 200,000 shares of Common Stock and subsequently assigned the right to such shares to an unaffiliated third party.

         As a condition to making the SMT Loan, the Board of Directors was expanded by the election of John R. Lakian, George R. Begley, Andrew Monness and Dr. Stephen Sohn, all nominees of SMT. Messrs. Lakian and Monness resigned as directors of the Company as of May 24, 1995 and Mr. Begley resigned as a director as of July 6, 1995.

         All the time of the making of the SMT Loan, Messrs. Begley and Lakian and Dr. Stephen Sohn were general partners of SMT. In addition, Messrs. Begley and Lakian and Dr. Stephen Sohn were executive officers of The Fort Hill Group, Inc. ("Fort Hill"), a former financial adviser to the Company, at such time.

         Fort Hill served as financial advisor to the Company in connection with the Company's private placement of units (each consisting of two shares of Common Stock and one warrant to purchase an additional share of Common Stock) that was consummated in April 1995 (the "First 1995 Unit Private Placement"). For its financial advisory services, Fort Hill was paid $177,470 in fees and commissions. In addition, the Company issued Fort Hill a five year warrant to purchase 30,000 shares of Common Stock with an exercise price of $3.25 per share.

         Global Equities, an investment firm headquartered in Paris, France, was paid commissions totalling $45,440 for services provided in connection with the First 1995 Unit Private Placement. In addition, the Company issued Global Equities units consisting of 25,000 shares of Common Stock and warrants to purchase 12,500 additional shares of Common Stock at an exercise price of $5.00 per share. Bernard Laurent, a Director of the Company, and Patrick Piard, a former Director of the Company, are also principals of Global Equities.

CONSULTING ARRANGEMENTS

         Dr. Stephen Sohn and Bernard Laurent received fees of $16,667 and $72,000, respectively, in 1996 from the Company in consideration of scientific and financial consulting services rendered to the Company by them.

OTHER TRANSACTIONS

         In connection with Arthur M. Jenke's resignation as Director and Chief Financial Officer of the Company in September 1994, the Company entered into a consulting agreement with Mr. Jenke. Pursuant to the consulting agreement, Mr. Jenke agreed to provide advice to the Company in connection with various Company matters, including periodic filings and registration statements with the Commission. Mr. Jenke received approximately $5,300 per month for his services under the consulting agreement, and was reimbursed for his related expenses. In addition, the consulting agreement provides that the Company shall permit Mr. Jenke to effect a "cashless" exercise of all of his outstanding options and warrants. Mr. Jenke's services to the Company as a consultant concluded in January 1995. The Company issued Mr. Jenke 162,877 shares of Common Stock in September, 1996 in satisfaction of its obligation to effect a cashless exercise of Mr. Jenke's outstanding options and warrants.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits:

      No.                                                             Reference
      ---                                                             ---------

      3.1      Certificate of Incorporation of the Company,
               as amended                                                   (1)

      3.2      By-Laws of the Company                                       (2)

      4.1      Form of Common Stock Certificate                             (2)

      4.2      Certificate of Designation defining the powers,              (1)
               designations, rights, preferences, limitations and restrictions applicable to the Company's
               Series A Cumulative Convertible Redeemable
               Preferred Stock

      10.1     Employment Agreement dated as of October 1, 1995             (2)
               between the Company and Douglas R. Eger

      10.2     Employment Agreement dated as of September 7, 1995           (2)
               between the Company and George Lombardi

      10.3     Amendment dated as of September 22, 1996 to Employment       (1)
               Agreement dated as of September 7, 1995 between the Company and George Lombardi

      10.4     Employment Agreement dated as of March 28, 1996 between      (2)
               the Company and Michael Zeldin

      10.5     Amendment dated June 6, 1996 to Employment Agreement         (1)
               dated as of March 28, 1996 between the Company and Michael
               Zeldin

      10.6     Employment Agreement dated as of June 6, 1996 between the    (3)
               Company and Thomas M. Fitzgerald

      10.7     Agreement of Sublease dated as of November 17, 1995          (2)
               between the Company and Brumbaugh Graves Donohue &
               Raymond relating to 30 Rockefeller Plaza, Suite 4515, New
               York, New York

      10.8     1993 Stock Option Plan, as amended                           (1)

      10.9     1993 Restricted Stock Plan, as amended                       (2)

     10.10     1996 Directors Stock Option Plan                             (1)

     10.11     Demand Loan Agreement dated January 23, 1995 between the     (4)
               Company and SMT Investment Partnership, a Massachusetts general partnership

     10.12     Demand Note dated January 23, 1995 payable to SMT            (4)
               Investment Partnership, a Massachusetts general partnership

      16.1     Letter of KPMG Peat Marwick LLP dated February 1, 1995       (2)

       21      Subsidiaries of Registrant                                   (2)

      23.1     Consent of Ernst & Young LLP                                 (1)

      23.2     Consent of KMPG Peat Marwick LLP                             (1)

       27      Financial Data Schedule                                      (1)

----------------------------
(1)      Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994 filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SHEFFIELD MEDICAL TECHNOLOGIES INC.

Dated: March 28, 1997                   /s/ Douglas R. Eger
                                            --------------------
                                            Douglas R. Eger
                                            Chairman and Chief Executive Officer

         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                      Title                                  Date
       ---------                                      -----                                  ----

 /s/ Douglas R. Eger                  Director, Chairman and Chief Executive               March 28, 1997
----------------------------------    Officer
     Douglas R. Eger


 /s/ Thomas M. Fitzgerald            Director, President and Chief Operating               March 28, 1997
----------------------------------   Officer
     Thomas M. Fitzgerald


 /s/ Michael Zeldin, Ph.D.          Director and Chief Scientific Officer                  March 28, 1997
----------------------------------
     Michael Zeldin

 /s/ Anthony B. Alphin, Jr.         Director                                               March 28, 1997
----------------------------------
     Anthony B. Alphin, Jr.


 /s/ Stephen Sohn, M.D.             Director                                               March 28, 1997
----------------------------------
     Stephen Sohn, M.D.


 /s/ Bernard Laurent                Director                                               March 28, 1997
---------------------------------
     Bernard Laurent


 /s/ George Lombardi                Vice President, Treasurer and                          March 28, 1997
----------------------------------  Chief Financial Officer (Principal
     George Lombardi                Financial and Accounting Officer)

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----

Consolidated Financial Statements

      Reports of Independent Auditors .....................................................   F-2

      Consolidated Balance Sheet as of December 31, 1996...................................   F-4

      Consolidated Statements of Operations for the years ended
           December 31, 1996 and 1995 and for the period from
           October 17, 1986 (inception) to December 31, 1996 .... .........................   F-5

      Consolidated Statements of Stockholders'  Equity (Net Capital  Deficiency)
           for the period from October 17, 1986 (inception) to
           December 31, 1996 ..............................................................   F-6

      Consolidated  Statements  of Cash Flows for the years ended  December  31,
           1996 and 1995 and for the period from
           October 17, 1986 (inception) to December 31, 1996...............................   F-7


      Notes to Consolidated Financial Statements ..........................................   F-8

                         Report of Independent Auditors


To Board of Directors and Stockholders
Sheffield Medical Technologies Inc.


We have audited the accompanying consolidated balance sheet of Sheffield Medical Technologies Inc. and subsidiaries (a development stage enterprise) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and for the period October 17, 1986 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 1993, and for the period October 17, 1986 (inception) through December 31, 1993, were audited by other auditors whose report dated February 11, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph that stated that the Company's "recurring losses and net deficit position raise substantial doubt about its ability to continue as a going concern. The 1993 financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements for the period October 17, 1986 (inception) through December 31, 1993 include cumulative net losses of $5,872,416. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows for the period October 17, 1986 (inception) through December 31, 1996, insofar as it relates to amounts for prior periods through December 31, 1993, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, and for the period October 17, 1986 (inception) through December 31, 1993, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sheffield Medical Technologies Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period from October 17, 1986 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Sheffield Medical Technologies Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal operating revenue, has incurred recurring operating losses and requires additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ERNST & YOUNG LLP
---------------------
ERNST & YOUNG LLP
Princeton, New Jersey
February 12, 1997, except for Note 9
  as to which the date is March 14, 1997

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Sheffield Medical Technologies Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows of Sheffield Medical Technologies Inc. and subsidiary (a development stage enterprise) for the period from October 17, 1986 (inception) to December 31, 1993 (not included separately herein). The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the results of Sheffield Medical Technologies Inc. and subsidiary's operations and cash flows for the period from October 17, 1986 (inception) to December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were described in note 8 to the December 31, 1993 financial statements (not included separately herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP

Houston, Texas
February 11, 1994

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996


                                     ASSETS

                                                                                              12/31/96
                                                                                            --------------

Current Assets:
      Cash and cash equivalents                                                             $   1,979,871
      Investments                                                                                 460,768
      Prepaid expenses and other current assets                                                    43,975

                                                                                            ==============
                      Total current assets                                                      2,484,614
                                                                                            ==============

Property and Equipment:
      Laboratory equipment                                                                        185,852
      Leashold Improvements                                                                        61,390
      Office equipment                                                                             89,019
                                                                                            --------------
                                                                                                  336,261
      Less accumulated depreciation                                                               162,007

                                                                                            --------------
                      Net property and equipment                                                  174,254
                                                                                            --------------
Segregated cash                                                                                    75,000
Other Assets                                                                                       40,016

                                                                                            ==============
                      Total assets                                                          $   2,773,884
                                                                                            ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                              $     446,965
      Sponsored research payable                                                                  580,157
      Capital lease obligation-current portion                                                     23,719

                                                                                            --------------
                      Total current liabilities                                                 1,050,841
                                                                                            --------------

Capital lease obligation - non-current portion                                                     27,206

Stockholders' equity
      Preferred stock, $.01 par value.  Authorized, 3,000,000 shares; none issued
      Common stock, $.01 par value.  Authorized, 30,000,000 shares; issued and
                      outstanding, 11,388,274 shares                                              113,883
      Notes receivable in connection with sale of stock                                          (110,000)
      Additional paid-in capital                                                               28,319,838
      Unrealized loss on maketable securities                                                     (39,232)
      Deficit accumulated during development stage                                            (26,588,652)
                                                                                            --------------
                                                                                                1,695,837
                                                                                            --------------
                      Total liabilities and stockholders' equity                            $   2,773,884
                                                                                            ==============

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR
                THE PERIOD FROM OCTOBER 17, 1986 (INCEPTION) TO
                               DECEMBER 31, 1996


                                                                                                 October 17, 1986
                                                                Years ended                        (inception) to
                                                                December 31,                        December 31,
                                                      --------------------------------------        --------------
                                                          1996                   1995                    1996
                                                     --------------------    -----------------      --------------

Revenues:
         Sub-license revenue                         $   510,000                     -                 510,000
         Interest income                                  63,664                80,610                 396,913
                                                     -----------           -----------            ------------

         Total revenue                                   673,664                80,610                 906,913

Expenses:

         Research and development                      3,841,818             4,424,154              15,523,197
         General and administrative                    3,831,204             2,979,437              11,894,692
         Interest                                          9,531                64,736                 120,463
                                                     -----------           -----------            ------------
         Total expenses                                7,682,553             7,468,327              27,538,352
                                                     -----------           -----------            ------------

Loss before extraordinary item                        (7,008,889)          $(7,387,717)            (26,631,439)
Extraordinary item                                             -                     -                  42,787
Net loss                                             -----------           -----------            ------------
                                                     $(7,008,889)          $(7,387,717)           $(26,588,652)
                                                     ===========           ===========            ============

Loss per share of common stock:
Loss before extraordinary item                       $     (0.65)          $     (0.90)           $      (6.25)
Extraordinary item                                             -                     -                    0.01
                                                     ------------          -----------            -------------

Net loss                                             $     (0.65)          $     (0.90)           $      (6.24)
                                                     ============          ===========            =============

Weighted average common shares outstanding            10,806,799             8,185,457               4,258,177
                                                     ============          ===========            ============

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET
               CAPITAL DEFICIENCY) FOR THE PERIOD FROM OCTOBER 17,
                      1986 (INCEPTION) TO DECEMBER 31, 1996


                                                       Notes                                               Deficit         Total
                                                     receivable                        Unrealized        accumulated   stockholders'
                                                   in connection      Additional          loss             during          equity
                                      Common         with sale         paid-in        on marketable      development    (Net capital
                                      Stock           of stock         capital         securities           stage        deficiency)
                                  ------------     ------------     ------------      ------------     -------------   -------------

Balances at October 17, 1986               -               -                -              -                 -                 -

Common stock issued                $11,288,329             -        $   254,864            -               -           11,543,193

Common stock options issued                -               -             75,000            -               -               75,000

Net loss                                   -               -                -              -        (12,192,046)      (12,192,046)
                                   -----------     -----------      ------------      --------      -------------     ------------


Balances at December 31, 1994       11,288,329             -            329,864            -        (12,192,046)         (573,853)

Reincorporation in Delaware at
  $.01 par value                   (11,220,369)            -         11,220,369            -               -                 -

Common stock issued                     27,656             -          9,726,277            -               -            9,753,933

Net loss                                   -               -                -              -         (7,387,717)       (7,387,717)
                                   -----------     -----------      ------------      --------     -------------    -------------


Balances at December 31, 1995           95,616             -         21,276,510            -        (19,579,763)        1,792,363

Common stock issued                     18,267             -          7,043,328            -              -             7,061,595

Notes receivable in connection
  with sale of stock                       -          (110,000)             -              -              -              (110,000)

Unrealized loss on marketable              -                -               -          (39,232)           -               (39,232)
  securities

Net loss                                   -                -               -              -         (7,008,889)       (7,008,889)
                                   -----------     -----------      ------------      --------     ------------     -------------

Balances at December 31, 1996      $   113,883    $   (110,000)     $28,319,838       $(39,232)    $(26,588,652)       $1,695,837
                                   ===========    ============      ===========       ========     =============    =============

               SHEFFIELD MEDIAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                         Consolidated Statements of Cash
                   Flows For the years ended December 31, 1996
                           and 1995 and for the period
             from October 17, 1986 (inception) to December 31, 1996


                                                                                                                  October 17, 1986
                                                                                Years ended                        (inception) to
                                                                                December 31,                       December 31,
                                                             ------------------------------------------         -----------------
                                                                      1996                  1995                       1996
                                                             -----------------     --------------------         -----------------


Cash outflows from development stage activities and
     extraordinary gain: Loss before extraordinary item           $(7,008,889)         $  (7,387,717)           $   (26,631,439)

    Extraordinary gain on extinguishment of debt                            -                      -                     42,787
                                                                  -----------          --------------           --------------------
      Net loss                                                    $(7,008,889)         $  (7,387,717)               (26,588,652)
Adjustments to reconcile net loss to net cash used by
  development stage activities:
    Issuance of common stock, stock options/warrants for services      640,762               357,032                  1,541,003
    Non-cash interest expense                                                -                50,000                     50,000
    Issuance of common stock for license                                     -                     -                      5,216
    Securities acquired under sub-license agreement                  (500,000)                     -                  (500,000)
    Issuance of common stock for intellectual property rights                -                     -                    866,250
    Amortization of organizational and debt issuance costs                   -                     -                     77,834
    Depreciation                                                        51,189                47,992                    141,544
    Amortization                                                        20,463                     -                     20,463
    Increase in debt issuance and organization costs                         -                     -                   (77,834)
    Decrease (increase) in prepaid expenses and other current          109,810               (88,618)                  (103,016)
      assets
    Decrease (increase) in other assets                                 44,354                (4,387)                     19,025
    Increase (decrease) in accounts payable, accrued liabilities       245,680              (375,785)                  (130,105)
    Increase (decrease) in sponsored research payable                  352,755              (140,454)                  1,157,227
                                                                  ------------         -------------            --------------------
      Net cash used by development stage activities                 (6,043,876)           (7,541,937)               (23,521,045)
                                                                  ------------         -------------            --------------------
Cash flows from investing activities:
  Acquisition of laboratory and office equipment                       (51,136)              (24,517)                  (263,809)
  Increase in segregated cash                                          (75,000)                    -                   (75,000)
  Increase in notes receivable in connection with sale of stock       (240,000)                    -                  (240,000)
  Payments of notes receivable                                         130,000                     -                    130,000
                                                                  ------------         --------------           --------------------
      Net cash used by investing activities                           (236,136)               (24,517)                  (448,809)
                                                                  ------------         --------------           --------------------
Cash flows from financing activities:
  Principal payments under capital lease                               (21,528)                     -                   (21,528)
  Conversion of convertible, subordinated notes                              -                      -                    749,976
  Proceeds from issuance of debt                                             -                550,000                    550,000
  Proceeds from issuance of common stock                                     -              7,699,574                 13,268,035
  Proceeds from exercise of stock options                              471,550                866,127                  1,337,677
  Proceeds from exercise of warrants                                 5,949,284                231,200                 10,064,481
                                                                  ------------         --------------           --------------------
      Net cash and cash equivalents provided by financing
       activities                                                    6,399,306              9,346,901                 25,948,641
                                                                  ------------         --------------           --------------------
      Net increase in cash and cash equivalents                        119,294              1,780,447                  1,978,787
      Cash and cash equivalents at beginning of period               1,860,577                 80,130                      1,084
                                                                  ------------         --------------           --------------------
      Cash and cash equivalents at end of period                  $  1,979,871         $    1,860,577           $      1,979,871
                                                                  ============         ==============           ====================

Noncash investing and financing activities:
  Common stock, stock options and warrants issued for services    $    640,762         $      357,032           $      1,541,003
  Common stock issued for license                                            -                      -                      5,216
  Common stock issued for intellectual property rights                       -                      -                    866,250
  Common stock issued to retire debt                                         -                600,000                    600,000
  Securities acquired under sub-license agreement                      500,000                      -                    500,000
  Unrealized depreciation of investments                                39,232                      -                     39,232
  Equipment acquired under capital lease                                72,453                      -                     72,453
  Notes payable converted to common stock                                    -                      -                    749,976
                                                                  ============         ==============           ====================

Supplemental disclosure of cash flow information:
  Interest paid                                                   $      9,531         $       64,736           $        120,463
                                                                  ============         ==============           ====================

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986, under the Canada Business Corporations Act. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated in the state of Texas on January 13, 1992 and is inactive at December 31, 1996. On January 10, 1996, Ion Pharmaceuticals, Inc., a Delaware corporation ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights with respect to the anti-proliferative technology. Unless the context requires otherwise, Sheffield, U-Tech and Ion are referred to as "the Company". The Company commenced its biotechnology operations in the United States in January 1992 under new management and Sheffield became domesticated as a Wyoming corporation in May 1992. At the Annual Meeting of shareholders of the Company held on January 26, 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. All significant intercompany transactions are eliminated in consolidation.

      The Company is in the development stage and to date has been principally engaged in research and licensing efforts. The Company has generated minimal operating revenue and requires additional capital which the Company intends to obtain through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in starting a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1997 are dependent upon obtaining additional financing.

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of $7,008,889 and $7,387,717 during the years ended December 31, 1996, and 1995 respectively, and has an accumulated deficit of $26,588,652 from inception (October 17, 1986) through December 31,1996.


2.    SIGNIFICANT ACCOUNTING POLICIES

      CASH EQUIVALENTS

      The  Company  considers  all  highly  liquid   instruments  with  original
      maturities of three months or less to be cash equivalents.

      MARKETABLE SECURITIES

      Marketable securities generally consist of investments which can be readily purchased or sold using established markets. The Company's securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported as a separate component of stockholders equity.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Depreciation is computed over three or five year periods using the straight-line method.

      Assets under capital leases, consisting primarily of office equipment and improvements, are amortized over the lesser of the useful life or the applicable lease terms, whichever is shorter, which approximate three years.

      RESEARCH AND DEVELOPMENT COSTS

      Company-sponsored research and development costs ("R & D costs") are expensed as incurred, except for fixed assets, to which the Company has title, which are capitalized and depreciated over their estimated useful lives. LOSS PER SHARE OF COMMON STOCK

      The computation of loss per common share is based on the weighted-average number of outstanding common shares. Common stock equivalents are not included because the effect would be antidilutive. USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      STOCK BASED COMPENSATION

      As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting
      Principal Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, no expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

3.    LEASES

      Included in property and equipment are capital leases as follows at December 31, 1996:

      Office equipment                            $ 51,978

      Leasehold improvements                        20,475
                                                  --------
                                                    72,453
      Less accumulated amortization                (20,463)
                                                  --------
                                                  $ 51,990

            There were no assets under capital leases at December 31, 1995.

      The company has sub-leases for office space in four locations which expire at various times between April, 1997 and December 31, 1998. The Company also leases certain office equipment under a capital lease that expires in

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      December 1998. The future minimum payments under capital leases and operating leases at December 31, 1996 are as follows:

                                        Capital       Operating
                                        Leases          Leases
                                      ---------      -----------

      1997                            $ 29,280       $ 190,524
      1998                              29,280         166,428
                                      --------       ---------
      Total Minimum Lease Payments    $ 58,560       $ 356,952
                                                     =========

      Amounts Representing Interest    (7,635)
                                      --------

      Present Value of Net Minimum
      Lease Payments                  $50,925
                                      =======

      Rent expense for the years ended December 31, 1996, 1995 and the period from October 17, 1986 (inception) to December 31, 1996 was $147,104; $105,946; and $332,525, respectively.

4.    CAPITAL STOCK TRANSACTIONS

      The following table represents the issuance of common stock since the Company's incorporation:

                                                        Number of common
                                                          Shares Issued
                                                          -------------
      Date of incorporation                                 900,000
      Issued during year ended December 31, 1986            990,000
      Issued during year ended December 31, 1991            412,500
      Issued during year ended December 31, 1992            850,000
      Issued during year ended December 31, 1993           2,509,171
      Issued during year ended December 31, 1994           1,134,324
      Issued during year ended December 31, 1995           2,765,651
      Issued during year ended December 31, 1996           1,826,628
                                                          ----------
      Balance outstanding at December 31, 1996            11,388,274
                                                          ==========

      The shares issued during 1993 included (i) 1,666,668 shares related to the initial public offering; (ii) 272,500 shares related to the exercise of warrants at a price of Can. $3.50 per share; (iii) 31,250 shares as consideration for fiscal agency fees; (iv) 10,000 shares related to the exercise of warrants at a price of Can. $1.00 per share; (v) 524,753 shares related to the conversion of 10% Convertible Notes at an average price of Can. $1.82 per share; (vi) 4,000 shares to members of the Scientific Advisory Board, in consideration of their services, at $1.78 per share.

      Under the UGIF Technology Option Agreement (the "Option Agreement") dated November 11, 1992, and approved by the shareholders of the Company on December 2, 1993, the Company obtained an option from E/J Development Corporation d/b/a TechSource Development Corporation ("TechSource") to acquire an exclusive sublicense to the UGIF Technology in exchange for 300,000 shares of Common Stock of the Company (after taking into account a one-for-two reverse stock split effective on February 11, 1993). Mr.
      Douglas R. Eger, who is Chairman of the Company, is a former 50% shareholder of TechSource. On January 10, 1994, TechSource assigned its right to receive 215,000 shares of Common Stock pursuant to the Option Agreement to Mr. Eger and assigned its right to receive 85,000 shares of Common Stock pursuant to the Option Agreement to Mr. Jenke. Effective January 10, 1994, the Company issued such shares to Messrs. Eger and Jenke at approximately $0.02 per share (market value of

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      $4.8125 per share) on January 10, 1994, at which time the Company recorded the estimated fair market value of $866,250 as an expense. Mr. Eger sold his interest in TechSource to Mr. A.M. Jenke, a former director and officer of Sheffield, in September 1994.

      In March 1994, a total of $3,121,164 was received from the exercise of 832,324 of the Company's Redeemable Stock Purchase Warrants issued in connection with the Company's February 1993 initial United States public offering of 833,334 units, each such unit consisting of two shares of Common Stock and one Redeemable Common Stock Purchase Warrant exercisable for one share of Common Stock at a price of $3.75, net of the buyback of 1,010 warrants at $0.05 per warrant.

      In April 1995, gross proceeds of $3,280,600 were received through the issuance of 410,075 units by private placement at a price of $8.00 per unit. Each such unit consisted of two shares of the Company's Common Stock and a warrant to purchase one share of common stock at a price of $5.00 at any time up until and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances.

      On January 23, 1995, SMT made a 10% loan (the "SMT Loan") to the Company in the principal amount of $550,000 pursuant to a demand loan agreement (the SMT Loan Agreement"). Under the terms of the SMT Loan Agreement, SMT could demand the payment in full of the SMT Loan at any time or December 31, 1996 whichever came first. To secure the Company's obligations under the SMT Loan Agreement, the Company granted SMT a security interest in substantially all of the Company's assets, which security interest has since been released. The note evidencing the SMT Loan (the "Original SMT Note") was exchanged pursuant to the terms of the SMT Loan Agreement for a new note (the "SMT Convertible Note") that permitted the holder to exchange the SMT Convertible Note (in whole or in part) into 200,000 shares of Common Stock. In addition, the SMT Loan Agreement required the Company upon issuance of the SMT Convertible Note to issue to SMT warrants (the "SMT Warrants") to acquire 200,000 shares of Common Stock at any time within five years after the date of issue for a price of $4.00 per share. The SMT Warrants are redeemable by the Company for $4.00 per share at any time after the price of the Common Stock exceeds an average of $6.00 per share for 20 business days. SMT was granted certain registration rights with respect to the Common Stock issuable to SMT upon conversion of the SMT convertible Note and SMT Warrants. By letter dated June 1, 1995, SMT exercised its right to convert the SMT Convertible Note into 200,000 shares of Common Stock and subsequently assigned the right to such shares to an unaffiliated third party.

      In July 1995, the Company completed a private placement of 1,375,000 units to accredited investors at a price of $4.00 per unit for gross proceeds of $5,500,000. Each such unit consists of one share of the Company's Common Stock and a warrant to purchase one share of common stock at a price of $4.50 at any time up until and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances.

      On April 30, 1996, the Company completed its warrant discount program through which the Company offered holders of warrants issued in private placements completed in 1995 the opportunity to exercise such warrants at up to a 121/2 % discount from the actual exercise prices of such warrants. A total of $5.6 million was received from the exercise of such warrants with the related issuance of 1,373,250 shares of common stock.

5.    STOCK OPTIONS AND WARRANTS

      The 1993 Stock Option Plan was adopted by the Board of Directors in August 1992 and approved by the shareholders at the annual meeting in December 1993. An amendment to the Plan received shareholder approval on March 15, 1995. Under the Stock Option Plan, the maximum aggregate number of shares which may be optioned and sold is 1,000,000 shares of common stock. The Stock Option Plan permits the grant to employees and officers of the Company of both incentive stock options and non-statutory stock options. The Stock Option Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom options will be granted and the terms thereof, including the exercise price, the number of shares subject to each option, and the exercisability of each option. The exercise price of all options for common stock granted under the Stock Option

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Plan must be at least equal to the fair market value on the date of grant in the case of incentive stock options and 85% of the fair market value on the date of grant in the case of incentive stock options and 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options generally expire five years from the date of grant and vest upon continuous employment by the Company for 12 months after the date of grant.

      The 1993 Restricted Stock Plan under which shares of the Company are reserved, in such amounts as determined by the Board of Directors, for issuance as part of the total shares reserved under the Stock Option Plan described above, was adopted by the Board of Directors in August 1992 and approved by the shareholders at the annual shareholders meeting in December 1993. The Restricted Stock Plan authorized the grant of a maximum of 150,000 shares of common stock to key employees, consultants, researchers and members of the Company's Scientific Advisory Board. The Restricted Stock Plan is administered by the Board of Directors or a committee of the Board, which determines the person to whom shares will be granted and the terms of such share grants. As of the date hereof, no shares have been granted under the 1993 Restricted Stock Plan.

      The 1996 Directors Stock Option Plan was adopted by the Board of Directors and approved by the shareholders on June 20, 1996. Under the Stock Option Plan, the maximum aggregate number of shares which may be optioned and sold is 500,000 shares of common stock. The Directors Stock Option Plan granted each eligible director 15,000 stock options. To the extent that shares remain available, any new directors shall receive the grant of an Option to purchase 25,000 shares. To the extent that Shares remain available under the plan, on January 1 of each year commencing January 1, 1997, each eligible director shall be granted an option to purchase 15,000 shares. The exercise price of all options granted under the Directors Stock Option Plan shall be the fair market value at the date of the grant. Options generally expire five years from the date of grant. As of the December 31, 1996, 45,000 shares have been granted under the 1996 Directors Stock Option Plan.

      At the annual meeting of stockholders of the Company held on January 26, 1995, the company's shareholders approved an increase in the number of shares of common stock available for issuance pursuant to the Company's 1993 Stock Option Plan from 250,000 shares to 500,000 shares.

      On January 23, 1995, the Company granted stock purchase warrants to purchase 200,000 shares of the Company's common stock issuable upon conversion of an exchangeable demand note to a financial advisor. In June 1995, such warrants were exercised for 200,000 shares of the Company's Common Stock.

      On February 13, 1995, the Company granted options to purchase a total of 200,000 shares of the Company's common stock to four new members of the Board of Directors at an exercise price of $4.00 which approximated fair market value.

      At the annual meeting of stockholders of the Company held on June 20, 1996, the Company's shareholders approved an increase in the number of shares available for issuance pursuant to the Company's 1993 Stock Option Plan from 500,000 shares to 1,000,000 shares.

      FASB 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its stock options and warrants granted subsequent to December 31, 1994, under the fair value method of FASB 123. The fair value of these stock options and warrants is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: risk-free interest of 6.23%, 6.13%, 6.00% and 5.57%; expected volatility of 0.60; expected option life of one to four years from vesting and an expected dividend yield of 0.0%.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For purposes of pro forma disclosures, the estimated fair value of the stock options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                            1996        1995
                                                            ----        ----
      Pro  forma  net loss.......................... $   8,500,149   $ 8,993,554
      Pro form net loss per share of common stock... $        0.79   $     1.10

      Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

      Transactions involving stock options and warrants are summarized as follows:

                                                       1996                        1995
                                            ------------------------    --------------------------
                                                           Weighted                       Weighted
                                                           Average        Common          Average
                                            Common Stock   Exercise       Stock           Exercise
                                              Options        Price        Options         Price
                                            ------------   --------     -----------       --------
      Outstanding, January 1...........     4,164,834        4.02        1,792,000         3.33
      Granted..........................     1,014,922        5.52        3,091,408         4.63
      Expired..........................        70,000        3.77                0            0
      Exercised........................     1,942,501        3.76          345,500         3.51
      Canceled.........................       133,500        4.53          373,074         4.79
                                            ---------        ----        --------

     Outstanding.......................     3,033,755        4.49        4,164,834         4.02
                                            ---------                    ---------

     Exercisable at end of year........     2,094,833                    1,727,759
                                            ---------                    ---------

     Weighted average fair value of
     options granted during the year....                     $2.30                         $2.30

     Stock Options outstanding at December 31, 1996 are summarized as follows:

                                                                         Weighted
                                                        Average          Weighted
            Range of            Outstanding            Remaining           Average
           Exercise              Options at         Contractual Life      Exercise
            Prices             Dec. 31, 1996             (Yrs.)             Price
        ---------------       ---------------       -----------------   -----------

         $ .73 - $3.00              300,000               1.06             $ 1.95
         $3.25 - $5.00            1,879,252               2.35             $ 4.18
         $5.06 - $8.25              854,503               3.48             $ 6.07
                                  ---------

         $ .73 - $8.25            3,033,755                2.54            $ 4.49
                                  =========

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the period January 1, 1995 through December 31, 1996, the exercise prices of options and warrants issued by the Company were as follows:
                                         Number of         Exercise
         Year                         Options/Warrants      Price
         ----                         ----------------      -----
         1995..............             3,091,408         $3.25 - 5.00

         1996..............             1,014,922         $3.381-98.25

      At December 31, 1996, a total of 829,000 shares were available for future grants under the 1993 Stock Option Plan, the 1993 Restricted Stock Plan, and the 1996 Directors Stock Option Plan.

6.    RESEARCH AND DEVELOPMENT AGREEMENTS

      On May 31, 1996, the Company obtained an exclusive, worldwide right and license with Baylor College of Medicine. The License Agreement gives the Company an exclusive license to inventions and discoveries relating to ps20/Urogenital Sinus Derived Growth Inhibitory Factor. The agreement requires the Company to pay Baylor College 30% of gross compensation received for licensed products covered by a valid claim and 10% of gross compensation not covered by a valid claim for a period of ten years.

      On June 1, 1996, the Company entered into a Research Agreement with Children's Hospital of Boston, MA. Under the agreement, Children's Hospital has agreed to perform certain scientific research, under the direction of principal investigator Dr. Wayne I. Lencer, related to the discovery, manufacturing and novel uses of certain imidazoles, their metabolites and analogues thereof, and other related compounds. The agreement requires the Company to pay $200,050 for related research and related equipment on an agreed upon payment schedule through March 1997, subject to extensions upon the occurrence of certain events.

      This agreement also grants the Company an exclusive option to obtain a world-wide license under the Background Technology, Research Technology, Patent Rights and Research Patent rights. Under this agreement the Company has funded $143,663 through December 31, 1996.

      In July of 1996 the Company entered into a sub-license agreement with SEQUUS Pharmaceuticals, Inc. ("SEQUUS") whereby the Company granted an exclusive sub-license to SEQUUS for the continued development and commercialization of the Liposome-CD4 technology. In connection with the signing of the sub-license agreement, the Company received a license issue fee payment from SEQUUS in the form of SEQUUS common stock which is classified as marketable securities in the Company's December 31, 1996 balance sheet. The Company is also entitled to receive milestone payments and royalty payments based on clinical trial results and future product sales, if any which utilize the sub-licensed technology.

      On August 22, 1996, the Company entered into Amendment #2 to the Research Agreement, dated August 22, 1994, with The President and Fellows of Harvard College. Under the agreement, Harvard has agreed to conduct research under the direction of principal investigator Dr. Jose A. Halperin to conduct laboratory and animal studies for the potential use of Clotrimazole and to screen new proprietary analogues and/or drugs that potentially have the same effect as Clotrimazole. The agreement requires the Company to pay $992,232 for related research and equipment on an agreed upon payment schedule through July 1996, subject to extensions upon the occurrence of certain events. Under this amendment and its previous agreement the Company has funded $985,404 for the year ended December 31, 1996.

      In October of 1996, the Company entered into an amendment of a Research and Option License Agreement dated June 17, 1995. The Amendment was effective as of June 17, 1995 for a two year period through June 17, 1997. The Agreement allows the Company to obtain an exclusive worldwide license from the French National Institute of Health and Medical Research ("INSERM") to an HIV-AIDS vaccine being developed by Inserm. Under this

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Agreement the Company has agreed to pay $100,000 for related research through April 1997. In connection with this research, the Company has entered into an agreement with Association Claude Bernard, also in October of 1996. The agreement requires the Company to pay $300,000 for the related research and supplies on an agreed upon payment schedule through April 1997. Under both agreements, the Company has funded $300,000 through December 31, 1996.

      On November 1, 1996, the Company entered into Amendment #6 to the Research Agreement, dated June 1, 1995 with Children's Hospital of Boston, MA. Under the agreement, Children's Hospital has agreed to perform certain research under the direction of principal investigator Dr. Carl Brugnara on the study of analogues of Clotrimazole and/or Clotrimazole metabolites. The agreement requires the Company to pay $224,468 for related research and equipment on an agreed upon payment schedule through July 1997, subject to extensions upon the occurrence of certain events. Also on November 1, 1996, the Company elected to exercise its option to a license agreement related to the Research Agreement. This agreement grants the Company the exclusive worldwide license on the Background Technology and the Research Technology derived from the agreement. Under this amendment and its previous agreement, the Company has funded $180,153 for the year ended December 31, 1996.

      In 1996, the Company entered into quarterly Research and Consulting Agreements with Pharm-Eco Laboratories, Inc. for the development and synthesis of novel compounds related to the Ion Pharmaceuticals Technologies. The agreements require the Company to pay $175,000 plus expenses each quarter for related research and consulting. Under these agreements the Company has funded $773,522 for the year ended December 31, 1996.

7.    RELATED PARTY TRANSACTIONS

      On January 23, 1995, SMT made a $550,000 loan to the Company pursuant to a demand loan agreement. In June 1995, SMT exercised its right to convert the SMT convertible note to 200,000 shares of common stock and subsequently assigned the right to such shares to an unaffiliated third party in exchange for repayment of the loan and interest. In addition, the Company, as required under the Note, issued warrants to acquire 200,000 shares of common stock at any time within five years after the date of issuance at a price equal to $4.00 per share (See Note 4). Dr. Stephen Sohn, a member of the Board of Directors of the Company, is also general partner of SMT.

8.    INCOME TAXES

      The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, 1996 which is considered noncurrent, are as follows:

         Deferred tax assets:
              Net operating loss carryforwards                    $  8,800,000
              Capitalized start-up costs for tax purposes              578,000
              Deferred tax asset valuation allowance                (9,378,000)
                                                                  -------------
                  Net deferred tax asset                          $       -
                                                                  =============

      The valuation allowance for deferred tax assets as of December 31, 1995, was $6,678,000. The net change in the total valuation allowance for the year ended December 31, 1996, was an increase of $2,700,000. At December 31, 1996, the Company has net operating loss carryforwards of approximately $24,400,000 for tax purposes which are available to offset federal taxable income, if any, through 2011. An ownership change pursuant to Section 382 of the

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Internal Revenue Code occurred in April 1995 as a result of a private placement of the Company's common stock and warrants. Accordingly, utilization of the Company's pre-change net operating loss carryforward (approximately $13,600,000) is restricted to approximately $2,220,000 per year, and the related deferred tax assets have been fully reserved.

9.    SUBSEQUENT EVENTS

      On February 28, 1997, the Company closed a private offering of 35,000 shares of 7% Series A Cumulative Convertible Redeemable Preferred Stock at a purchase price of $100.00 per Share, which raised total gross proceeds of $3.5 million. Each investor is also entitled to receive five-year Warrants to purchase Common Stock of the Company equal to 1/3 the number of shares of Common Stock issuable upon conversion of the Preferred Stock. The Warrants will be issued at 110% of the closing bid price per share of the common stock on the closing date. Proceeds will be used for funding research and development, patent prosecution, and for working capital and general corporate purposes, including the possible acquisition of rights in new technologies in the Company's ordinary course of business.

      On March 14, 1997, the Company signed a letter of intent to acquire, for stock, Camelot Pharmacal, L.L.C., a privately held emerging pharmaceutical company. As part of the contemplated transaction, Camelot's management team would join the Company. Camelot's product portfolio consists of late-stage development opportunities. The acquisition is expected to be completed by the end of May, 1997. As part of the business combination, Camelot's principals will have the opportunity to invest in the Company by purchasing up to $5.0 million of common stock at current market prices.
                                      F-16