Form 10KSB/A
period 1996-12-31
SHEFFIELD MEDICAL TECHNOLOGIES INC
filed 1997-04-16
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 1)


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         Commission file number 1-12584

                       SHEFFIELD MEDICAL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

        DELAWARE                                        13-3808303
----------------------------                      ----------------------------
(State or Other Jurisdiction                      (IRS Employer Identification
 of Incorporation or Organi-                        Number)
 zation)

30 Rockefeller Plaza Suite 4515, New York, New York            10112
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code:       (212) 957-6600
                                                      --------------

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

                                 Yes /X/ No / /


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/


                                                           (continued next page)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 14, 1997, there were outstanding 11,383,274 shares of the issuer's Common Stock, $.01 par value per share.

Item 7.  FINANCIAL STATEMENTS

         See p. F-1



Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

          See Exhibit 27. Except for the attached Exhibit 27, Item 13 remains unchanged from the original filing of the issuer's Form 10-KSB for the fiscal year ended December 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHEFFIELD MEDICAL TECHNOLOGIES INC.


Dated: April 16, 1997                /s/ George Lombardi
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----


Consolidated Financial Statements

      Reports of Independent Auditors .......................................F-2

      Consolidated Balance Sheet as of December 31, 1996.....................F-4

      Consolidated Statements of Operations for the years ended
           December 31, 1996 and 1995 and for the period from
           October 17, 1986 (inception) to December 31, 1996 .... ...........F-5

      Consolidated Statements of Stockholders'  Equity
           (Net Capital  Deficiency)
           for the period from October 17, 1986 (inception) to
           December 31, 1996 ................................................F-6

      Consolidated  Statements  of Cash Flows for the years ended
           December 31, 1996 and 1995 and for the period from
           October 17, 1986 (inception) to December 31, 1996.................F-7


      Notes to Consolidated Financial Statements ............................F-8

                         Report of Independent Auditors


To Board of Directors and Stockholders
Sheffield Medical Technologies Inc.


We have audited the accompanying consolidated balance sheet of Sheffield Medical Technologies Inc. and subsidiaries (a development stage enterprise) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and for the period October 17, 1986 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 1993, and for the period October 17, 1986 (inception) through December 31, 1993, were audited by other auditors whose report dated February 11, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph that stated that the Company's "recurring losses and net deficit position raise substantial doubt about its ability to continue as a going concern. The 1993 financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements for the period October 17, 1986 (inception) through December 31, 1993 include cumulative net losses of $5,872,416. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows for the period October 17, 1986 (inception) through December 31, 1996, insofar as it relates to amounts for prior periods through December 31, 1993, based solely on the report of other auditors.

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


/s/ KPMG Peat Marwick LLP

Houston, Texas
February 11, 1994

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996


                                     ASSETS
Current assets:
            Cash and cash equivalents                                                          $     1,979,871
            Marketable securities                                                                      460,768
            Prepaid expenses and other current assets                                                   43,975
                                                                                             ------------------
                 Total current assets                                                                2,484,614
                                                                                             ------------------

Property and equipment:
            Laboratory equipment                                                                       185,852
            Office equipment                                                                            89,019
            Leasehold improvements                                                                      61,390
                                                                                             ------------------
                                                                                                       336,261
            Less accumulated depreciation                                                              162,007
                                                                                             ------------------
                 Net property and equipment                                                            174,254
                                                                                             ------------------

Segregated cash                                                                                         75,000
Other assets                                                                                            40,016
                                                                                             ------------------
                 Total assets                                                                  $     2,773,884
                                                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
            Accounts payable and accrued liabilities                                          $        446,965
            Sponsored research payable                                                                 580,157
            Capital lease obligation-current portion                                                    23,719
                                                                                              -----------------
                 Total current liabilities                                                           1,050,841

Capital lease obligation - non-current portion                                                          27,206

Stockholders' equity:
            Preferred stock, $.01 par value.  Authorized, 3,000,000 shares; none issued                      -
            Common stock, $.01 par value.  Authorized, 30,000,000 shares; issued and
             outstanding, 11,388,274                                                                   113,883
            Notes receivable in connection with sale of stock                                         (110,000)
            Additional paid-in capital                                                              28,319,838
            Unrealized loss on marketable securities                                                   (39,232)
            Deficit accumulated during development stage                                           (26,588,652)
                                                                                              -----------------
                                                                                                     1,695,837
                                                                                              -----------------
                 Total liabilities and stockholders' equity                                   $      2,773,884
                                                                                              =================

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations
        For the years ended December 31, 1996 and 1995 and for the period from October 17, 1986 (inception) to December 31, 1996


                                                                                                               October 17, 1986
                                                                     Years ended                                (inception) to
                                                                     December 31,                                December 31,
                                                                ------------------------------                 ----------------
                                                                1996                      1995                      1996
                                                                ----                      ----                      ----
Revenues:
      Sub-license revenue                                     $510,000               $         0                  $510,000
      Interest income                                          163,664                    80,610                   396,913
                                                           -----------               -----------              ------------

      Total revenue                                            673,664                    80,610                   906,913

Expenses:
      Research and development                               3,841,818                 4,424,154                15,523,197
      General and administrative                             3,831,204                 2,979,437                11,894,692
      Interest                                                   9,531                    64,736                   120,463
                                                          ------------              ------------              ------------

      Total expenses                                         7,682,553                 7,468,327                27,538,352
                                                          ------------              ------------              ------------

Loss before extraordinary item                              (7,008,889)               (7,387,717)              (26,631,439)
Extraordinary item                                                   0                         0                    42,787
                                                          -------------              ------------             -------------
Net loss                                                   ($7,008,889)              ($7,387,717)             ($26,588,652)
                                                          =============              ============             =============

Loss per share of common stock:
Loss before extraordinary item                                  ($0.65)                   ($0.90)                   ($6.25)
Extraordinary item                                                0.00                      0.00                      0.01
                                                          -------------              ------------             -------------
Net loss                                                        ($0.65)                   ($0.90)                   ($6.24)
                                                          =============              ============             =============


Weighted average common shares outstanding                  10,806,799                 8,185,457                 4,258,177
                                                          ============               ===========              ============

                                      F-5

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
      FOR THE PERIOD FROM OCTOBER 17, 1986 (INCEPTION) TO DECEMBER 31, 1996


                                                       Notes                         Unrealized          Deficit            Total
                                                     receivable                        loss           accumulated      stockholders'
                                                    in connection    Additional        on               during            equity
                                      Common         with sale         paid-in      marketable        development       (Net capital
                                      stock           of stock         capital      securities           stage          deficiency)
                                   ------------    ------------     -----------     ----------     --------------    ---------------
Balances at October 17, 1986                  -            -                  -              -                 -                 -
Common stock issued                $ 11,288,329            -        $   254,864              -                 -        11,543,193
Common stock options issued                   -            -             75,000              -                 -            75,000
Net loss                                      -            -                  -              -       (12,192,046)      (12,192,046)
                                   -------------   ----------       ------------      --------     --------------   ---------------
Balances at December 31, 1994        11,288,329            -            329,864              -       (12,192,046)         (573,853)
Reincorporation in Delaware at
    $.01 par value                  (11,220,369)           -         11,220,369              -                 -                 -
Common stock issued                      27,656            -          9,726,277              -                 -         9,753,933
Net loss                                      -            -                  -              -        (7,387,717)       (7,387,717)
                                   -------------   ----------       ------------      --------     --------------   ---------------
Balances at December 31, 1995            95,616            -         21,276,510              -       (19,579,763)        1,792,363
Common stock issued                      18,267            -          7,043,328              -                 -         7,061,595
Notes receivable in connection
    with sale of stock                        -     (110,000)                 -              -                 -          (110,000)
Unrealized loss on marketable
    securities                                -            -                  -        (39,232)                -           (39,232)
Net loss                                      -            -                  -              -        (7,008,889)       (7,008,889)
                                   -------------   ----------       ------------      ---------    --------------   ---------------
Balances at December 31, 1996      $    113,883    $(110,000)       $28,319,838       $(39,232)    $ (26,588,652)   $    1,695,837
                                   =============   ==========       ============      =========    ==============   ===============

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO DECEMBER 31, 1996

                                                                                                                   October 17, 1986
                                                                                          Years ended               (inception)dto
                                                                                          December 31,                December 31,
                                                                               -------------------------------     ----------------
                                                                                     1996             1995                 1996
                                                                               -------------- ----------------     ----------------

Cash outflows from development stage activities and extraordinary gain:
     Loss before extraordinary item                                               $7,008,889)   $(7,387,717)       $(26,631,439)
     Extraordinary gain on extinguishment of debt                                        -              -                42,787
                                                                               --------------   -----------        ----------------
      Net loss                                                                     (7,008,889)   (7,387,717)        (26,588,652)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for services                    640,762       357,032           1,541,003
     Non-cash interest expense                                                            -          50,000              50,000
     Issuance of common stock for license                                                 -             -                 5,216
     Securities aquired under sub-license agreement                                  (500,000)          -              (500,000)
     Issuance of common stock for intellectual property rights                            -             -               866,250
     Amortization of organizational and debt issuance costs                               -             -                77,834
     Depreciation                                                                      51,189        47,992             141,544
     Amortization                                                                      20,463           -                20,463
     Increase in debt issuance and organizational costs                                   -             -               (77,834)
     Decrease (increase) in prepaid expenses and other current assets                 109,810       (88,618)           (103,016)
     Decrease (increase) in other assets                                               44,354        (4,387)             19,025
     Increase (decrease) in accounts payable, accrued liabilities                     245,680      (375,785)           (130,105)
     Increase (decrease) in sponsored research payable                                352,755      (140,454)          1,157,227
                                                                               --------------   -----------        ----------------
      Net cash used by development stage activities                               $(6,043,876)   (7,541,937)        (23,521,045)
                                                                               --------------   -----------        ----------------
Cash flows from investing activities:
   Acquisition of laboratory and office equipment                                     (51,136)      (24,517)           (263,809)
   Increase in segregated cash                                                        (75,000)          -               (75,000)
   Increase in notes receivable in connection with sale of stock                     (240,000)          -              (240,000)
   Payments of notes receivable                                                       130,000           -               130,000
                                                                               --------------   -----------        ----------------
      Net cash used by investing activities                                          (236,136)      (24,517)           (448,809)
                                                                               --------------   -----------        ----------------
Cash flows from financing activities:
   Principal payments under capital lease                                             (21,528)          -               (21,528)
   Conversion of convertible, subordinated notes                                          -             -               749,976
   Proceeds from issuance of debt                                                         -         550,000             550,000
   Proceeds from issuance of common stock                                                 -       7,699,574          13,268,035
   Proceeds from exercise of stock options                                            471,550       866,127           1,337,677
   Proceeds from exercise of warrants                                               5,949,284       231,200         10,064,481
                                                                               --------------   -----------        ----------------
      Net cash and cash equivalents provided by financing activities                6,399,306     9,346,901         25,948,641
                                                                               --------------   -----------        ----------------
      Net increase in cash and cash equivalents                                       119,294     1,780,447          1,978,787
 Cash and cash equivalents at beginning of period                                   1,860,577        80,130              1,084
                                                                               --------------   -----------        ----------------
 Cash and cash equivalents at end of period                                       $ 1,979,871   $ 1,860,577        $ 1,979,871
                                                                               ==============   ===========        ================

Noncash investing and financing activities:
   Common stock, stock options and warrants issued for services                   $   640,762   $   357,032$         1,541,003
   Common stock issued for license                                                        -             -                5,216
   Common stock issued for intellectual property rights                                   -             -              866,250
   Common stock issued to retire debt                                                     -         600,000            600,000
   Securities acquired under sub-license agreement                                    500,000           -              500,000
   Unrealized depreciation of investments                                              39,232           -               39,232
   Equipment acquired under capital lease                                              72,453           -               72,453
   Notes payable converted to common stock                                                -             -              749,976
                                                                               ==============   ===========        ================

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $     9,53$   $    64,73         $   120,463
                                                                               ==============   ===========        ================

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

       3.   LEASES

            Included in property and equipment are capital leases as follows at December 31, 1996:



              Office equipment                       $ 51,978
              Leasehold improvements                   20,475
                                                     ---------
                                                       72,453

              Less accumulated amortization           (20,463)
                                                     ---------
                                                     $ 51,990
                                                     =========

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

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        December 1998. The future minimum payments under capital leases and operating leases at December 31, 1996 are as follows:

                                             Capital       Operating
                                              Leases        Leases
                                            --------       ---------

              1997                          $ 29,280       $ 190,524
              1998                            29,280         166,428
                                            --------       ---------
              Total Minimum Lease Payments  $ 58,560       $ 356,952
                                                           =========

              Amounts Representing Interest   (7,635)
                                            ---------

              Present Value of Net Minimum
              Lease Payments                $ 50,925
                                            =========

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

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For purposes of pro forma disclosures, the estimated fair value of the stock options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                     1996             1995
                                                                -------------    ------------
       Pro forma net loss...................................    $  8,500,149     $  8,993,554
       Pro forma net loss per share of common stock.........    $       0.79             1.10

        Because FASB 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

        Transactions involving stock options and warrants are summarized as follows:

                                                       1996                                           1995
                                       -------------------------------------------     ------------------------------------
                                                                 Weighted Average                           Weighted
                                          Common Stock              Exercise              Common Stock       Average
                                            Options                 Price                   Options         Exercise Price
             -------------------      ------------------     -------------------     -----------------      --------------
            Outstanding, January 1..      14,164,834                  4.02                1,792,000            3.33
            Granted.................       1,014,922                  5.52                3,091,408            4.63
            Expired.................          70,000                  3.77                        0               0
            Exercised...............       1,942,501                  3.76                  345,500            3.51
            Canceled................         133,500                  4.53                  373,074            4.79
                                          ----------                                      --------             ----
            Outstanding December 31,..     3,033,755                  4.49                4,164,834            4.02
                                          ----------                                      ---------

            Exercisable at end of year..   2,094,833                                      1,727,759
                                          ----------                                      ----------

             Weighted average fair value of
             options granted during the year..                      $ 2.30                                    $ 2.30

        Stock Options outstanding at December 31, 1996 are summarized as follows:

                                                Weighted
                                                 Average         Weighted
           Range of         Outstanding         Remaining         Average
           Exercise          Options at         Contractual       Exercise
            Prices          Dec. 31, 1996       Life (Yrs.)        Price
        -------------       --------------      -----------     ------------

        $ .73 - $3.00           300,000             1.06          $ 1.95
        $3.25 - $5.00         1,879,252             2.35          $ 4.18
        $5.06 - $8.25           854,503             3.48          $ 6.07
                              ---------

        $ .73 - $8.25         3,033,755             2.54          $ 4.49
                              =========

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES

                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During the period January 1, 1995 through December 31, 1996, the exercise prices of options and warrants issued by the Company were as follows:

                                       Number of                 Exercise
        Year                         Options/Warrants             Price
        ----                         ----------------            ------------
        1995                           3,091,408                 $3.25 - 5.00

        1995..............             1,014,922                 $3.381-98.25

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