Form 10QSB
period 1997-03-31
SHEFFIELD MEDICAL TECHNOLOGIES INC
filed 1997-05-14
CIK 894158

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997
                         Commission File Number 1-12584

                          ----------------------------


                       SHEFFIELD MEDICAL TECHNOLOGIES INC.
                    (Exact Name Of Registrant In Its Charter)


        DELAWARE                                         13-3808303
(State of Incorporation)                       (IRS Employer Identification No.)


30 ROCKEFELLER PLAZA, SUITE 4515
NEW YORK, NEW YORK                                             10112
(Address of Principal Executive Offices)                     (Zip Code)


       Registrant's telephone number, including area code: (212) 957-6600



            Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/   No / /

            The number of shares outstanding of the issuer's Common Stock is 11,388,274 shares of Common Stock as of March 31, 1997.



================================================================================

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

                                                                            Page
PART I.                 Financial Information
          ITEM 1.       Financial Statements.

                        Consolidated  Balance  Sheets -                        1
                        March 31, 1997 and December 31,
                        1996.

                        Consolidated   Statements   of                         2
                        Operations   for   the   three
                        months  ended  March 31,  1997
                        and  1996  and for the  period
                        from    October    17,    1986
                        (inception) to March 31, 1997.

                        Consolidated    Statements   of                        3
                        Cash   Flows   for  the  three
                        months  ended  March  31, 1997
                        and  1996  and for the  period
                        from    October    17,    1986
                        (inception) to March 31, 1997.

                        Notes to Consolidated Financial                        4
                        Statements.

          ITEM 2.       Management's   Discussion   and                        6
                        Analysis of Financial Condition
                        and Results of Operations.

PART II.                Other Information.                                     9

SIGNATURES                                                                    10

               SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         March 31,      December 31,
                                                                                                           1997            1996
                                                                                                       ------------    ------------
                                                                                                       (Unaudited)
                                                               ASSETS
Current assets:
          Cash and cash equivalents                                                                    $  3,027,503    $  1,979,871
          Marketable securities                                                                             219,585         460,768
          Prepaid expenses and other current assets                                                          28,969          43,975
                                                                                                       ------------    ------------
               Total current assets                                                                       3,276,057       2,484,614
                                                                                                       ------------    ------------

Property and equipment:
          Laboratory equipment                                                                              185,852         185,852
          Office equipment                                                                                   80,157          89,019
          Leasehold improvements                                                                             61,390          61,390
                                                                                                       ------------    ------------
                                                                                                            327,399         336,261
          Less accumulated depreciation and amortization                                                    170,921         162,007
                                                                                                       ------------    ------------
               Net property and equipment                                                                   156,478         174,254
                                                                                                       ------------    ------------

Segregated cash                                                                                              75,000          75,000
Other assets                                                                                                 39,417          40,016
                                                                                                       ------------    ------------
               Total assets                                                                            $  3,546,952    $  2,773,884
                                                                                                       ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
          Accounts payable and accrued liabilities                                                     $    332,565    $    446,965
          Sponsored research payable                                                                      1,172,310         580,157
          Capital lease obligation-current portion                                                           22,626          23,719
                                                                                                       ------------    ------------
               Total current liabilities                                                                  1,527,501       1,050,841

Capital lease obligation - non-current portion                                                               20,749          27,206

Cumulative convertible redeemable preferred stock, $.01 par value.  Authorized,
          3,000,000 shares; issued and outstanding, 35,700 and 0 shares, at
          March 31, 1997 and December 31, 1996, respectively                                                    357            --
Additional paid-in capital associated with cumulative convertible
          redeemable preferred stock                                                                      3,211,779            --

Stockholders' equity:
          Common stock, $.01 par value.  Authorized, 30,000,000 shares; issued and outstanding,
                  11,388,274 shares at March 31, 1997 and December 31, 1996                                 113,883         113,883
          Notes receivable in connection with sale of stock                                                (110,000)       (110,000)
          Additional paid-in capital                                                                     28,319,838      28,319,838
          Unrealized loss on marketable securities                                                         (280,415)        (39,232)
          Deficit accumulated during development stage                                                  (29,256,740)    (26,588,652)
                                                                                                       ------------    ------------
                                                                                                         (1,213,434)      1,695,837
                                                                                                       ------------    ------------
               Total liabilities and stockholders' equity                                              $  3,546,952    $  2,773,884
                                                                                                       ============    ============

                                       1

     See accompanying notes to unaudited consolidated financial statements.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Operations
   For the three months ended March 31, 1997 and 1996 and for the period from
           October 17, 1986 (inception) to March 31, 1997
                                  (Unaudited)

                                                                                                      October 17, 1986
                                                                      Three months ended               (inception) to
                                                                          March 31,                      March 31,
                                                           ---------------------------------           ------------

                                                                1997                   1996                    1997
                                                                ----                   ----                    ----

Revenues:
        Sub-license revenue                                $       --             $      --             $    510,000
        Interest income                                          18,225                16,515                415,138
                                                           ------------           -----------           ------------

        Total revenue                                            18,225                16,515                925,138

Expenses:
        Research and development                              1,938,037             1,239,791             17,461,234
        General and administrative                              745,597               430,548             12,640,289
        Interest                                                  2,679                 1,829                123,142
                                                           ------------           -----------           ------------

        Total expenses                                        2,686,313             1,672,168             30,224,665
                                                           ------------           -----------           ------------

Loss before extraordinary item                               (2,668,088)           (1,655,653)           (29,299,527)
Extraordinary item                                                 --                    --                   42,787

                                                           ------------           -----------           ------------
Net loss                                                   $ (2,668,088)          $(1,655,653)          $(29,256,740)
                                                           ============           ===========           ============

Loss per share of common stock:
Loss before extraordinary item                             $      (0.23)          $     (0.17)          $      (6.62)
Extraordinary item                                                 --                    --                     0.01
                                                           ------------           -----------           ------------
Net loss                                                   $      (0.23)          $     (0.17)          $      (6.61)
                                                           ============           ===========           ============



Weighted average common shares outstanding                   11,388,274             9,656,540              4,426,210
                                                           ============           ===========           ============


     See accompanying notes to unaudited consolidated financial statements.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Cash Flows
   For the three months ended March 31, 1997 and 1996 and for the period from
           October 17, 1986 (inception) to March 31, 1996
                                  (Unaudited)

                                                                                                                   October 17, 1986
                                                                                        Three months ended          (inception) to
                                                                                             March 31,                 March 31,
                                                                                  -----------------------------      -----------
                                                                                     1997               1996            1997
                                                                                  ----------         ----------      -----------


Cash outflows from development stage activities and
 extraordinary gain:
   Loss before extraordinary item                                                $(2,668,088)       $(1,655,653)    $(29,299,527)
  Extraordinary gain on extinguishment of debt                                          --                 --             42,787
                                                                                  ----------         ----------      -----------
   Net loss                                                                       (2,668,088)        (1,655,653)     (29,256,740)
Adjustments to reconcile net loss to net cash used by
 development  stage activities:
  Issuance of common stock, stock options/warrants for services                         --                 --          1,541,003
  Non-cash interest expense                                                             --                 --             50,000
  Issuance of common stock for license                                                  --                 --              5,216
  Securities acquired under sub-license agreement                                       --                 --           (500,000)
  Issuance of common stock for intellectual property rights                             --                 --            866,250
  Amortization of organizational and debt issuance costs                                --                 --             77,834
  Depreciation                                                                        12,659             18,537          154,203
  Amortization                                                                         5,116               --             25,579
  Increase in debt issuance and organizational costs                                    --                 --            (77,834)
  Decrease (increase) in prepaid expenses and other current assets                    15,006             91,684          (88,010)
  Decrease (increase) in other assets                                                    600           (116,720)          19,625
  Decrease in accounts payable, accrued liabilities                                 (114,400)           (26,576)        (244,505)
  Increase in sponsored research payable                                             592,153             17,537        1,749,380
                                                                                  ----------         ----------      -----------
    Net cash used by development stage activities                                 (2,156,954)        (1,671,191)     (25,677,999)
                                                                                  ----------         ----------      -----------
Cash flows from investing activities:
 Acquisition of laboratory and office equipment                                         --              (44,314)        (263,809)
 Increase in segregated cash                                                            --                 --            (75,000)
 Increase in notes receivable in connection with sale of stock                          --                 --           (240,000)
 Payments of notes receivable                                                           --                 --            130,000
                                                                                  ----------         ----------      -----------
   Net cash used by investing activities                                                --              (44,314)        (448,809)
                                                                                  ----------         ----------      -----------
Cash flows from financing activities:
 Principal payments under capital lease                                               (7,550)            (5,491)         (29,078)
 Conversion of convertible, subordinated notes                                          --                 --            749,976
 Proceeds from issuance of debt                                                         --                 --            550,000
 Proceeds from issuance of common stock                                                 --                 --         13,268,035
 Proceeds from issuance of  cumulative convertible redeemable
  preferred stock                                                                  3,212,136               --          3,212,136
 Proceeds from exercise of stock options                                                --              137,175        1,337,677
 Proceeds from exercise of warrants                                                     --            1,766,003       10,064,481
                                                                                  ----------         ----------      -----------
    Net cash and cash equivalents provided by financing activities                 3,204,586          1,897,687       29,153,227
                                                                                  ----------         ----------      -----------
    Net increase in cash and cash equivalents                                      1,047,632            182,182        3,026,419
Cash and cash equivalents at beginning of period                                   1,979,871          1,860,577            1,084
                                                                                  ----------         ----------      -----------
Cash and cash equivalents at end of period                                       $ 3,027,503        $ 2,042,759     $  3,027,503
                                                                                 ===========        ===========     ============
Noncash investing and financing activities:
 Common stock, stock options and warrants issued for services                    $      --          $      --       $  1,541,003
 Common stock issued for license                                                        --                 --              5,216
 Common stock issued for intellectual property rights                                   --                 --            866,250
 Common stock issued to retire debt                                                     --                 --            600,000
 Securities acquired under sub-license agreement                                        --                 --            500,000
 Unrealized depreciation of investments                                              241,183               --            280,415
 Equipment acquired under capital lease                                                 --               72,453           72,453
 Notes payable converted to common stock                                                --                 --            749,976
                                                                                 ===========        ===========     ============

Supplemental disclosure of cash flow information:
 Interest paid                                                                   $     2,679        $     1,829     $    123,142
                                                                                 ===========        ===========     ============

     See accompanying notes to unaudited consolidated financial statements.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)



1.          CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated balance sheets as of March 31, 1997 and December 31, 1996 and the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 and for the period from October 17, 1986 (inception) to March 31, 1997, have been prepared by Sheffield Medical Technologies Inc. (the "Company"), without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1997 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

            The Company was incorporated on October 17, 1986, under the Canada Business Corporations Act. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated in the state of Texas on January 13, 1992 and is inactive at March 31, 1997. On January 10, 1996, Ion Pharmaceuticals, Inc., a Delaware corporation ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights with respect to its anti-proliferative technology. Unless the context requires otherwise, Sheffield, U-Tech and Ion are referred to as "the Company". The Company commenced its biotechnology operations in the United States in January 1992 under new management and Sheffield became domesticated as a Wyoming corporation in May 1992. At the Annual Meeting of shareholders of the Company held on January 26, 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. All significant intercompany transactions are eliminated in consolidation.

            The Company is in the development stage and as such has been principally engaged in licensing and research efforts. The Company has generated minimal operating revenue and requires additional capital, which the Company intends to obtain through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in starting a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1997 are dependent upon obtaining additional financing.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


2.          NET LOSS PER COMMON SHARE

            Net loss per common share is based on net loss for the relevant period divided by the weighted average number of shares issued and outstanding during the period. Stock options, common stock issuable upon conversion of warrants and common stock issuable upon the conversion of cumulative convertible redeemable preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.



3.          PRIVATE PLACEMENT

            On February 28, 1997, the Company completed a private placement of 35,700 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), which raised total gross proceeds of $3.5 million. The proceeds of this offering are being used to fund research and development, patent prosecution and for working capital and general corporate purposes, including the possible acquisition of rights in new technologies in the Company's ordinary course of business.

            Dividends on the Series A Preferred Stock are cumulative from the date of original issue at an annual rate of 7% per share payable in common stock on the date of each conversion at the then applicable conversion rate. The Series A Preferred Stock is redeemable by the holders under certain circumstances through February 28, 1999. Holders of Series A Preferred Stock also have the right to convert any or all shares of Series A Preferred Stock into shares of common stock at a defined conversion rate ending on February 28, 1999. The Series A Preferred Stock had a liquidation value of $3,570,000 at March 31, 1997.



4.          SUPPLY AND LICENSE AGREEMENTS

            In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to the multi-dose inhaler technology (MSI) of Siemens A.G. The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary deliverysystem. The Company paid a license fee of $1.1 million in April 1997 to Siemens pursuant to its agreements and is required to make additional payments to Siemens of DM 2.0 million on January 1, 1998 and 1999.



5.          SUBSEQUENT EVENT

            On April 25, 1997, the Company acquired Camelot Pharmacal, L.L.C., of St. Louis, Missouri, a privately held emerging pharmaceutical company. The members of Camelot's management team have been appointed officers of the Company and Loren G. Peterson, a principal of Camelot, has been named Chief Executive Officer of the Company and has joined the Company's Board of Directors. Consideration for this transaction was 600,000 shares of Company common stock. In addition, the members of the Camelot management team have been granted options to acquire 1.2 million common shares exercisable at market price as of the date of grant.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)



ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company, being a development stage enterprise, has incurred a net loss in each of the fiscal years since its inception and has had to rely on outside sources of funds to maintain its liquidity. Substantial operating losses are expected to be incurred for the next several years as the Company expends its resources for product acquisition, sponsored research and development and preclinical and clinical testing.

As a development stage company without significant revenues, the Company has financed its technology development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $28.4 million through March 31, 1997. On February 28, 1997, the company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. The proceeds of this offering are being used to fund research and development, patent prosecution and for working capital and general corporate purposes, including the possible acquisition of rights in new technologies in the Company's ordinary course of business. Management estimates that based on its successful history of raising capital, its plans to seek additional funds through planned offerings and the continued focus on selling, licensing and commercialization of its technologies, the Company will have sufficient resources to fund its activities for at least the next twelve months. There can be no assurance that planned securities offerings will be completed or, if not completed as planned, that other sources of capital can be obtained in amounts and upon terms acceptable to the Company during the twelve month period. In the event that such funds are not available when needed, the Company would be required to reduce or delay its funding of current research projects and delay making commitments for future research projects. The Company's operating results have fluctuated significantly during each quarter since its reorganization, and the Company anticipates that such fluctuations, largely attributable to varying sponsored research and development commitments and expenditures, will continue into the foreseeable future.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended March 31, 1997, the Company funded $1.9 million for research and development on its projects of which $1.1 million represents the license fee for entering into exclusive supply and license agreements for the world-wide rights to Siemens' multi-dose inhaler (MSI). During the succeeding 12-month period, approximately $6.3 million in additional funding is projected to be incurred on clinical and laboratory research and development. Of this estimated funding of $6.3 million, approximately $150,000 is expected to be applied to the HIV/AIDS Vaccines, $150,000 to the UGIF Technology-Prostate Cancer, $250,000 to the Membrane Attack Complex (MAC)/Complement Technology, $950,000 to the Ion Pharmaceuticals Technologies and $4,800,000 to the MSI.

In addition to clinical and laboratory research development, the Company expects to incur ongoing costs in connection with its intellectual property protection and patent prosecution, which costs are expected to approximate $100,000 over the next 12 months.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)



REVENUES AND EXPENSES

Revenues:

From inception through the period ended March 31, 1997, the Company has earned sub-license revenue of $510,000 primarily from the sub-license agreement for its liposome-CD4 technology.

From inception through the period ended March 31, 1997, the Company has earned interest income of $415,138 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization its technologies and other technologies which it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended March 31, 1997 was $18,225 compared to $16,515 for the same period ended March 31, 1996. The increase in interest earned is attributable to an increase of cash invested in short-term investments Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

Operating Expenses:

From inception through the period ended March 31, 1997, the Company incurred $30,224,665 of operating expenses. Of the total operating expenses for that period, $17,461,234 were costs of research and development for the Company's technologies. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for its completed and proposed financing plans. Research and development costs are expected to remain high as the Company implements later-stage research projects of its technologies and such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended March 31, 1997, were $2,686,313 compared to $1,672,168 for the same period ended March 31, 1996. The increase in research and development expenses was primarily due to the payment of $1.1 million for the acquisition of an exclusive supply and license agreement for the world-wide rights to Siemens' multi-dose inhaler (MSI). The increase in general and administrative expenses was primarily due to increased salary expense as a result of the additions to the Company's management team and higher professional fees.

LIQUIDITY AND CAPITAL RESOURCES

In February 1993, the Company conducted its initial United States public offering of 833,334 Units, each Unit consisting of two shares of Common Stock and one Redeemable Common Stock Purchase Warrant exercisable for one share of Common Stock at a price of $3.75, subject to adjustment in certain circumstances, at any time until February 10, 1998 (the "public offering"). The net proceeds of the public offering to the Company, after payment of Underwriter's discounts and commissions, non-accountable expenses and reimbursable expenses, and other expenses of the public offering, were approximately $4,190,000. Also, during fiscal year 1993, the Company received $762,833 in total proceeds from the exercise of warrants. In March 1994 a total of $3,121,164 was received from the exercise of 832,324 of the Company's Redeemable Stock Purchase Warrants. Each such warrant was exercisable for one share of Sheffield's Common Stock at an exercise price of $3.75.

In April 1995, the Company completed a private placement of 410,075 units to accredited investors at a price of $8.00 per unit for gross proceeds of $3,280,600. Each such unit consists of two shares of the Company's common

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)


stock and a warrant to purchase one share of common stock at a price of $5.00 at any time to and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances. In July 1995, the Company completed a second private placement of 1,375,000 units at $4.00 per unit, which grossed $5,500,000. Each such unit consists of one share of the Company's common stock and one warrant to purchase one share of common stock at a price of $4.50 at any time from March 1, 1996 to and including February 10, 2000. The warrants are subject to redemption under certain conditions.

On April 30, 1996, the Company completed a warrant discount program through which the Company offered holders of warrants issued in private placements completed in 1995 the opportunity to exercise such warrants at up to a 12 1/2% discount from the actual exercise prices of such warrants. A total of $5.6 million was received from the exercise of such warrants and the related issuance of 1,373,250 shares of common stock.

On February 28, 1997, the Company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. The proceeds of this offering are being used to fund research and development, patent prosecution and for working capital and general corporate purposes, including the possible acquisition of rights in new technologies in the Company's ordinary course of business.

In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to Siemens' multi-dose inhaler (MSI). The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary delivery system. The Company paid Siemens a license fee of $1.1 million in April 1997 pursuant to its agreements and is required to make additional payments of DM 2.0 million on January 1, 1998 and 1999.

In addition to the potential commercialization of its technologies, the Company plans to seek additional funds through financings, joint ventures or other commercial arrangements to obtain necessary working capital. It is not uncommon, for instance, for a third-party commercial partner to enter into a license agreement with a development company, on the merits of successful research relating to a given technology, which would yield up-front royalty advances to such company before market-ready products are developed. It is also not uncommon for a third-party commercial partner to enter into an agreement with a development company whereby a third party will contribute funds in support of the research and operating needs of such development companies in consideration for rights related to the technologies.

At March 31, 1997, the Company's assets were $3.5 million of which $3.2 million was cash and cash equivalents and marketable securities.


THIS REPORT CONTAINS CERTAIN  FORWARD-LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE SUCCESSFUL DEVELOPMENT AND LICENSING OF THE COMPANY'S TECHNOLOGIES AND THE SUCCESSFUL COMPLETION OF PLANNED FINANCINGS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)


PART II:    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            EXHIBITS

            NO.          DESCRIPTION

            10.1 Agreement and Plan of Merger Among the Company, CP Pharmaceuticals, Inc. Camelot Pharmacal, L.L.C., David
                         A. Byron, Loren G. Peterson and Carl S. Siekmann, dated April 25, 1997.

            10.2 Employment Agreement dated as of April 25, 1997 between the Company and David A. Byron.


            10.3 Employment Agreement dated as of April 25, 1997 between the Company and Loren G. Peterson.


            10.4 Employment Agreement dated as of April 25, 1997 between the Company and Carl S. Siekmann


            27           Financial Data Schedule


            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

              SHEFFIELD MEDICAL TECHNOLOGIES INC. AND SUBSIDIARIES
                        (a development stage enterprise)


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHEFFIELD MEDICAL TECHNOLOGIES INC.

Dated:  May 14, 1997               /S/ LOREN G. PETERSON
                                   ----------------------
                                   Loren G. Peterson
                                   Chief Executive Officer


Dated:  May 14, 1997               /S/ GEORGE LOMBARDI
                                   -------------------
                                   George Lombardi
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)