Form 10KSB/A
period 1996-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 1997-07-31
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-KSB/A
                                (Amendment No. 2)


(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                         Commission file number 1-12584

                         SHEFFIELD PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

    DELAWARE                                           13-3808303
----------------------------                    ------------------------------
(State or Other Jurisdiction                    (IRS Employer Identification
 of Incorporation or Organi-                     Number)
 zation)

30 Rockefeller Plaza Suite 4515, New York, New York          10112
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:  (212) 957-6600
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

                  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At March 14, 1997, there were outstanding 11,388,274 shares of the issuer's Common Stock, $.01 par value per share.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the high and low sale prices of the Company's Common Stock on the American Stock Exchange (the "AMEX") for the periods indicated.

1996:                                                  HIGH          LOW
                                                      ----           ---
         Fourth Quarter..........................     $4.125        $3.125
         Third Quarter...........................     $4.625        $3.0625
         Second Quarter..........................     $6.50         $4.00
         First Quarter...........................     $6.75         $3.5625
1995:
         Fourth Quarter..........................     $4.3125       $3.00
         Third Quarter...........................     $5.6875       $3.875
         Second Quarter..........................     $5.125        $3.50
         First Quarter...........................     $5.750        $3.125

         The closing sale price for the Company's Common Stock on the AMEX on March 14, 1997 was $3.1875 per share. At March 14, 1997, there were approximately 4,000 holders of record of the Company's Common Stock. The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

         The following unregistered securities were issued by the Company during the fiscal year ended December 31, 1996:


                                                          Number of Shares
                                                            Sold/Issued/            Offering/
        Date of                 Description of           Subject to Options       Exercise Price
     Sale/Issuance            Securities Issued              or Warrants          per share ($)      Purchaser or Class
--------------------      -----------------------      --------------------     ---------------      ---------------------
January 1, 1996-          Common Stock                      472,000               3-15/16-8-1/4      Issuances to
December 31, 1996         Options                                                                    employees pursuant to
                                                                                                     1993 Stock Option
                                                                                                     Plan
January 1, 1996-          Common Stock                       45,000                    4.50          Issuances to directors
December 31, 1996         Options                                                                    pursuant to Directors
                                                                                                     Stock Option Plan
January 1, 1996-          Common Stock                       30,000                 3.50-6.25        Advisor
December 31, 1996         Options
October 1996              Common Stock                      100,000                  3-15/16         Advisor
                          Options
October 1996              Common Stock                      250,000                    5.25          Advisor
                          Options




September 1996            Common Stock                       25,000                   4-1/8          Director
                          Options
July 1996                 Common Stock                        2,922                   3-3/8          Advisor
                          Options
July 1996                 Common Stock                       40,000                    5.50          Advisor
                          Warrants
April 1996                Common Stock                      100,000                    n/a           Financial advisor
March 1996                Common Stock                       50,000                   4-7/16         Director
                          Options


The issuance of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

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

         General and administrative expenses for 1996 were $3,831,204, an increase of $851,767 compared with expenses of $2,979,437 for 1995, primarily resulting from the one-time cashless exercise of options and warrants by a former employee of the Company, totaling $562,912, and private placement professional fees relating to Ion. The major items included in general and administrative expenses for 1996 were (i) salaries of $1,011,527 which increased by $490,418 as compared to 1995, primarily due to the increase in management and staff, (ii) consulting fees of $643,508 or $48,701 less than 1995, (iii) professional fees of $653,968 or $31,225 less than last year, (iv) the one-time cashless exercise of options and warrants by a former employee of the Company of $562,912, (v) private placement professional fees relating to Ion of $244,515 and (vi) other expenses of $711,622.

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

         The table below indicates (i) the Company's direct research and development expenses by project for the fiscal year ended December 31, 1996 and from the Company's inception to December 31, 1996, (ii) the Company's current estimate by project of committed and/or anticipated funding requirements after December 31, 1996 and (iii) revenues received to date by project.

                    DIRECT RESEARCH AND DEVELOPMENT EXPENSES
                                  (IN DOLLARS)

                                                                                          COMMITTED AND/OR
                                             FISCAL YEAR                                  ANTICIPATED R&D
                                                ENDED              INCEPTION TO            FUNDING AFTER            REVENUE
             R&D PROJECT                      12/31/96               12/31/96                 12/31/96*             RECEIVED
-----------------------------------      -----------------     ------------------     ----------------------     ------------
Ion Pharmaceuticals,                          2,097,020              3,808,564                  1,462,309           10,000
  Inc. Technologies
RBC-CD4 Electroinsertion                        515,036              6,238,426                     16,577                0
Technology
Liposome-CD4 Technology                          60,449              2,322,322                          0          500,000
HIV/AIDS Vaccine                                414,849              1,074,118                    150,000                0
UGIF Technology                                  16,398                103,401                    100,000                0
Membrane Attack Complex                         121,874                121,874                    262,808                0
(MAC)/Complement
  Technology

----------------------------
* These figures include management's estimates of anticipated direct R&D funding as of the date of this report. The amounts and rate of application of the Company's funds to any particular project are expected to fluctuate and will depend in part on the Company's successful completion of various stages of research, the availability of additional financing and the Company's identification and acquisition of rights in new technologies in the future.

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
                                                Financial Officer,
                                                Treasurer and Secretary

         DOUGLAS R. EGER. Mr. Eger has been a Director of the Company since November 1991, served as President of the Company from March 1992 through June 1994 and has served as Chairman of the Company since June 1994. On February 13, 1995, Mr. Eger was elected Co-Chief Executive Officer of the Company and was elected Chief Executive Officer in February 1996. From 1987 to 1990, Mr. Eger was the owner of Eger Innovation Group, a privately held company engaged in a variety of technology development and venture capital activities. Mr. Eger was a founder of Eger Innovation Group, Inc. and a successor company, TechSource Development Corporation, a company founded in 1990 and operated by Mr. Eger until 1992 to assist universities in the development and commercialization of promising scientific discoveries.

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

         MICHAEL ZELDIN, PH.D. Mr. Zeldin has been a Director of the Company since May 1996, served as the Chief Operating Officer and Executive Vice President Corporate Development of the Company from March 1996 to June 1996 and has served as Chief Scientific Officer of the Company since June 1996. From 1989 to March 1996, Mr. Zeldin was President of Cambridge Biomedical Management, a management assistance firm specializing in the biomedical and pharmaceutical industries. From 1985 to 1989, Mr. Zeldin was President and Director of Research of Procept, Inc., a developer of immunotherapeutic technologies and products.

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

                                     SHEFFIELD PHARMACEUTICALS, INC.


Dated:  July 30, 1997                /S/ GEORGE LOMBARDI
                                     -------------------
                                     Vice President and Chief Financial Officer