Form 10-Q/A
period 1997-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 1997-07-31
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 1-12584

                         SHEFFIELD PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                        13-3808303
---------------------------------                   ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                                  Number)


30 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10112
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 957-6600


                       SHEFFIELD MEDICAL TECHNOLOGIES INC.
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes   X    No
                                                            -----     -----

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 31, 1997 there were outstanding 11,388,274 shares of Common Stock, $.01 par value, of the Registrant.

ITEM 2.           CHANGES IN SECURITIES.

                  The following unregistered securities were issued by the Company during the quarter ended March 31, 1997:

                                                   Number of Shares
                                                     Sold/Issued/
                                                        Subject to                 Offering/
        Date of                 Description of          Options or               Exercise Price
     Sale/Issuance            Securities Issued          Warrants                per share ($)            Purchaser or Class
--------------------      -----------------------  ---------------------     -------------------     -------------------------

January 1997              Common Stock                    5,000                   3.25 - 3.50        Advisor
                          Options

January - March           Common Stock                    7,500                   2.75 - 3.6875      Advisor
1997                      Options

January 1, 1997           Common Stock                   45,000                       3.25           Issuances to
                          Options                                                                    Directors pursuant
                                                                                                     to Directors Stock
                                                                                                     Option Plan

March 1997                Common Stock                    6,000                  3.0625 - 3.25       Issuances to
                          Options                                                                    employees pursuant
                                                                                                     to 1993 Stock
                                                                                                     Option Plan
March 1997                Common Stock                   15,000                      3.1875          Legal Counsel
                          Options



The issuance of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SHEFFIELD PHARMACEUTICALS, INC.



                                             /S/ GEORGE LOMBARDI
                                             -------------------------
                                             George Lombardi
                                             (Vice President and Chief
                                             Financial Officer)





Date:  July 31, 1997