Form 10-Q
period 1997-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 1997-08-14
CIK 894158

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997
                         Commission File Number 1-12584

                          ----------------------------


                         SHEFFIELD PHARMACEUTICALS, INC.
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

                                 Yes X       No _____

            The number of shares outstanding of the issuer's Common Stock is 11,988,274 shares of Common Stock as of June 30, 1997.


--------------------------------------------------------------------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a Development stage enterprise)

                                    INDEX

                                                                           Page
PART I.                 Financial Information

             ITEM 1.    Financial Statements.

                        Consolidated  Balance  Sheets -                       1
                        June 30, 1997 and  December 31,
                        1996.

                        Consolidated    Statements   of                        2
                        Operations  for the  three  and
                        six months  ended June 30, 1997
                        and  1996  and for  the  period
                        from     October    17,    1986
                        (inception) to June 30, 1997.

                        Consolidated Statements of Cash                        3
                        Flows  for  the  three  and six
                        months  ended June 30, 1997 and
                        1996  and for the  period  from
                        October 17, 1986 (inception) to
                        June 30, 1997.

                        Notes to Consolidated Financial                        4
                        Statements.

             ITEM 2.    Management's   Discussion   and                        6
                        Analysis of Financial Condition
                        and Results of Operations.

PART II.                Other Information.

             ITEM 2.    Changes in Securities.                                10

             ITEM 4.    Submission of Matters to a Vote                       11
                        of Security-Holders.

             ITEM 6.    Exhibits and Reports on Form 8-K                      12

SIGNATURES                                                                    13

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                                                                                                    June 30,            December 31,
                                                                                                     1997                  1996
                                                                                                   ------------        -------------
                                                                                                    (Unaudited)

                                  ASSETS
Current assets:
          Cash and cash equivalents                                                                $    539,287        $  1,979,871
          Marketable securities                                                                         174,407             460,768
          Prepaid expenses and other current assets                                                     104,420              43,975
                                                                                                   ------------        ------------
               Total current assets                                                                     818,114           2,484,614
                                                                                                   ------------        ------------

Property and equipment:
          Laboratory equipment                                                                          185,852             185,852
          Office equipment                                                                               82,243              89,019
          Leasehold improvements                                                                         61,390              61,390
                                                                                                   ------------        ------------
                                                                                                        329,485             336,261
          Less accumulated depreciation and amortization                                                189,162             162,007
                                                                                                   ------------        ------------
               Net property and equipment                                                               140,323             174,254
                                                                                                   ------------        ------------

Segregated cash                                                                                          75,000              75,000
Other assets                                                                                             39,416              40,016
                                                                                                   ------------        ------------
               Total assets                                                                        $  1,072,853        $  2,773,884
                                                                                                   ============        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


Current liabilities:
          Accounts payable and accrued liabilities                                                 $    504,870        $    446,965
          Sponsored research payable                                                                    331,634             580,157
          Stock dividends payable                                                                        83,301                --
          Capital lease obligation-current portion                                                       25,694              23,719
                                                                                                   ------------        ------------
               Total current liabilities                                                                945,499           1,050,841

Capital lease obligation - non-current portion                                                           11,790              27,206

Cumulative convertible redeemable preferred stock, $.01 par value.  Authorized,
          3,000,000 shares; issued and outstanding, 35,700 and 0 shares, at
          June 30, 1997 and December 31, 1996, respectively                                                 357                --
Additional paid-in capital associated with cumulative convertible
          redeemable preferred stock                                                                  3,211,779                --

Stockholders' equity (net capital deficiency):
          Common  stock, $.01 par value.  Authorized,  50,000,000 and 30,000,000 shares at June 30, 1997 and December  31, 1996,  respectively;
                  issued and outstanding, 11,988,274 and 11,388,274
                  shares at June 30, 1997 and December 31, 1996, respectively                           119,883             113,883
          Notes receivable in connection with sale of stock                                            (110,000)           (110,000)
          Additional paid-in capital                                                                 29,955,576          28,319,838
          Unrealized loss on marketable securities                                                     (300,593)            (39,232)
          Deficit accumulated during development stage                                              (32,761,438)        (26,588,652)
                                                                                                   ------------        ------------
                                                                                                     (3,096,572)          1,695,837
                                                                                                   ------------        ------------
               Total liabilities and stockholders' equity (net capital deficiency)                 $  1,072,853        $  2,773,884
                                                                                                   ============        ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED STATEMENTS OF
               OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE
                      30, 1997 AND 1996 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

                                                                                                                 October 17, 1986
                                                      Three months ended                Six months ended           (inception) to
                                                           June 30,                         June 30,                 June 30,
                                                  ---------------------------     ----------------------------    -------------
                                                      1997            1996            1997            1996            1997
                                                  ------------    ------------    ------------    ------------    ------------

Revenues:
     Sub-license revenue                          $       --      $       --      $       --      $       --      $    510,000
     Interest income                                    21,747          52,724          39,972          69,239         436,885
                                                  ------------    ------------    ------------    ------------    ------------
     Total revenue
                                                        21,747          52,724          39,972          69,239         946,885
Expenses:
     Acquisition of R & D in-process
          technology                                 1,650,000            --         1,650,000            --         1,650,000
     Research and development                          786,165         924,439       2,724,202       2,164,230      18,247,399
     General and administrative                      1,004,892         783,675       1,750,489       1,214,223      13,645,181
     Interest                                            2,089           2,567           4,768           4,396         125,231
                                                  ------------    ------------    ------------    ------------    ------------

     Total expenses                                  3,443,147       1,710,681       6,129,459       3,382,849      33,667,811
                                                  ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                      (3,421,400)     (1,657,957)     (6,089,487)     (3,313,610)    (32,720,926)
Extraordinary item                                        --              --              --              --            42,787

                                                  ------------    ------------    ------------    ------------    ------------
Net loss                                          $ (3,421,400)   $ (1,657,957)   $ (6,089,487)   $ (3,313,610)   $(32,678,139)
                                                  ============    ============    ============    ============    ============

Loss per share of common stock:
Loss before extraordinary item                    $      (0.29)   $      (0.15)   $      (0.52)   $      (0.32)   $      (7.12)
Extraordinary item                                        --              --              --              --              0.01
                                                  ------------    ------------    ------------    ------------    ------------
Net loss                                          $      (0.29)   $      (0.15)   $      (0.52)   $      (0.32)   $      (7.11)
                                                  ============    ============    ============    ============    ============

Weighted average common shares outstanding          11,823,439      10,873,102      11,607,059      10,264,818       4,598,365
                                                  ============    ============    ============    ============    ============

                                       2

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
  For the three and six months ended June 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to June 30, 1997
                                   (Unaudited)

                                                                                                                   October 17, 1986
                                                                Three months ended         Six months ended           (inception) to
                                                                     June 30,                   June 30,                  June 30,
                                                           --------------------------    --------------------------    ------------
                                                               1997          1996           1997           1996           1997
                                                           -----------    -----------    -----------    -----------    ------------

Cash outflows from development stage activities and
    extraordinary gain:
         Loss before extraordinary item                    $(3,421,399)   $(1,657,957)   $(6,089,487)   $(3,313,610)   $(32,720,926)
        Extraordinary gain on extinguishment of debt              --             --             --             --            42,787
                                                           -----------    -----------    -----------    -----------    ------------
           Net loss                                         (3,421,399)    (1,657,957)    (6,089,487)    (3,313,610)    (32,678,139)
Adjustments to reconcile net loss to net cash used by
    development stage activities:
        Issuance of common stock, stock
           options/warrants for services                          --             --             --             --         1,541,003
        Non-cash interest expense                                 --             --             --             --            50,000
        Issuance of common stock for license                      --             --             --             --             5,216
        Non-cash acquisition of R & D in process
           technology                                        1,650,000           --        1,650,000           --         1,650,000
        Transfer of securities for services                     25,000           --           25,000           --            25,000
        Securities acquired under sub-license agreement           --             --             --             --          (500,000)
        Issuance of common stock for intellectual
           property rights                                        --             --             --             --           866,250
        Amortization of organizational and debt
           issuance costs                                         --             --             --             --            77,834
        Depreciation                                            13,126         17,835         25,785         36,372         167,329
        Amortization                                             5,116           --           10,232           --            30,695
        Increase in debt issuance and organizational
           costs                                                  --             --             --             --           (77,834)
        Decrease (increase) in prepaid expenses and
           other current assets                                (75,451)       (22,266)       (60,445)        69,418        (163,461)
        Decrease (increase) in other assets                       --          (33,696)           600       (150,416)         19,625
        Increase (decrease) in accounts payable,
           accrued liabilities                                 172,305         72,960         57,905         46,384         (72,200)
        Increase (decrease) in sponsored
           research payable                                   (840,676)       170,061       (248,523)       187,598         908,704
        Increase in deferred license fee                          --          100,000           --          100,000            --
                                                           -----------    -----------    -----------    -----------    ------------
           Net cash used by development stage
              activities                                    (2,471,979)    (1,353,063)    (4,628,933)    (3,024,254)    (28,149,978)
                                                           -----------    -----------    -----------    -----------    ------------
Cash flows from investing activities:
    Acquisition of laboratory and office equipment              (2,087)        (3,502)        (2,087)       (47,816)       (265,896)
    Increase in segregated cash                                   --             --             --             --           (75,000)
    Increase in notes receivable in connection with
       sale of stock                                              --             --             --             --          (240,000)
    Payments of notes receivable                                  --             --             --             --           130,000
    Acquisition of Camelot Pharmacal, L.L.C. (net)              (8,259)          --           (8,259)          --            (8,259)
                                                           -----------    -----------    -----------    -----------    ------------
           Net cash used by investing activities               (10,346)        (3,502)       (10,346)       (47,816)       (459,155)
                                                           -----------    -----------    -----------    -----------    ------------
Cash flows from financing activities:
    Principal payments under capital lease                      (5,891)        (7,549)       (13,441)       (13,040)        (34,969)
    Conversion of convertible, subordinated notes                 --             --             --             --           749,976
    Proceeds from issuance of debt                                --             --             --             --           550,000
    Proceeds from issuance of common stock                        --             --             --             --        13,268,035
    Proceeds from issuance of  cumulative
       convertible redeemable preferred stock                     --             --        3,212,136           --         3,212,136
    Proceeds from exercise of stock options                       --             --             --          137,175       1,337,677
    Proceeds from exercise of warrants                            --        4,480,106           --        6,246,109      10,064,481
                                                           -----------    -----------    -----------    -----------    ------------
           Net cash and cash equivalents provided by
              financing activities                              (5,891)     4,472,557      3,198,695      6,370,244      29,147,336
                                                           -----------    -----------    -----------    -----------    ------------
           Net increase in cash and cash equivalents        (2,488,216)     3,115,992     (1,440,584)     3,298,174         538,203
 Cash and cash equivalents at beginning of period            3,027,503      2,042,759      1,979,871      1,860,577           1,084
                                                           -----------    -----------    -----------    -----------    ------------
 Cash and cash equivalents at end of period                $   539,287    $ 5,158,751    $   539,287    $ 5,158,751    $    539,287
                                                           ===========    ===========    ===========    ===========    ============

Noncash investing and financing activities:
    Common stock, stock options and warrants
       issued for services                                 $      --      $      --      $      --      $      --      $  1,541,003
    Common stock issued for license                               --             --             --             --             5,216
    Common stock issued for intellectual
       property rights                                            --             --             --             --           866,250
    Common stock issued to retire debt                            --             --             --             --           600,000
    Securities acquired under sub-license agreement               --             --             --             --           500,000
    Transfer of securities for services                         25,000           --           25,000           --            25,000
    Acquisition of R & D in-process technology               1,650,000           --        1,650,000           --         1,650,000
    Unrealized depreciation of investments                      20,178           --          261,361           --           300,593
    Equipment acquired under capital lease                        --             --             --           72,453          72,453
    Notes payable converted to common stock                       --             --             --             --           749,976
                                                           ===========    ===========    ===========    ===========    ============

Supplemental disclosure of cash flow information:
    Interest paid                                          $     2,089    $     2,567    $     4,768    $     4,396    $    125,231
                                                           ===========    ===========    ===========    ===========    ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)




1.   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated balance sheets as of June 30, 1997 and December 31, 1996 and the accompanying consolidated statements of operations and cash flows for the three and six months ended June 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to June 30, 1997, have been prepared by Sheffield Pharmaceuticals, Inc. (the "Company"), without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

     The Company was incorporated on October 17, 1986, under the Canada Business Corporations Act. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated in the state of Texas on January 13, 1992 and has been substantially inactive for two years as of June 30, 1997. On July 30, 1997 U-Tech was dissolved. On January 10, 1996, Ion Pharmaceuticals, Inc., a Delaware corporation ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights with respect to its anti-proliferative technology. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., which acquisition was consummated on April 25, 1997. Unless the context requires otherwise, Sheffield, U-Tech , Ion and CP are referred to as "the Company". The Company commenced its biotechnology operations in the United States in January 1992 under new management and Sheffield became domesticated as a Wyoming corporation in May 1992. At the Annual Meeting of shareholders of the Company held on January 26, 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. All significant intercompany transactions are eliminated in consolidation. At the Annual Meeting of shareholders of the Company held on June 26, 1997, the Company's shareholders approved the proposal to change the name of the Company from "Sheffield Medical Technologies Inc." to "Sheffield Pharmaceuticals, Inc."

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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



3.   SUPPLY AND LICENSE AGREEMENTS

     In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to the multi-dose inhaler technology (MSI) of Siemens A.G. The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary delivery system. The Company paid a licensing fee of $1.1 million in April 1997 to Siemens pursuant to its agreements and is required to make additional payments to Siemens of DM 2.0 million on January 1, 1998 and 1999.



4.   ACQUISITION

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The Company, being a development stage enterprise, has incurred a net loss in each of the fiscal years since its inception and has had to rely on outside sources of funds to maintain its liquidity. Substantial operating losses are expected to be incurred for the next several years as the Company expends its resources for product acquisition, research and development and preclinical and clinical testing.

As a development stage company without significant revenues, the Company has financed its technology development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $28.4 million through June 30, 1997. On February 28, 1997, the Company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. The proceeds of this offering are to be used to fund research and development, patent prosecution and for working capital and general corporate purposes. Such proceeds may also be used for the possible acquisition of rights in new technologies in the Company's ordinary course of business. The Company's operating results have fluctuated significantly during each quarter since its inception, and the Company anticipates that such fluctuations, largely attributable to varying sponsored research and development commitments and expenditures, will continue into the foreseeable future.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended June 30, 1997, the Company funded $786,165 for research and development on its projects. During the succeeding 12-month period, approximately $8.3 million in additional funding is projected to be incurred on clinical and laboratory research and development. Of this estimated funding of $8.3 million, approximately $7,500,000 is expected to be applied to the MSI, $675,000 to the Ion Pharmaceuticals Technologies, $25,000 to the HIV/AIDS Vaccines, $40,000 to the UGIF Technology-Prostate Cancer, and $60,000 to the Membrane Attack Complex
(MAC)/Complement Technology.

In addition to clinical and laboratory research development, the Company expects to incur ongoing costs in connection with its intellectual property protection and patent prosecution, which costs are expected to approximate $100,000 over the next 12 months.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


REVENUES AND EXPENSES

Revenues:

From inception through the period ended June 30, 1997, the Company has earned sub-license revenue of $510,000 primarily from the sub-license agreement for its liposome-CD4 technology.

From inception through the period ended June 30, 1997, the Company has earned interest income of $436,885 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization its technologies and other technologies which it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended June 30, 1997 was $21,747 compared to $52,724 for the same period ended June 30, 1996. The decrease in interest earned is attributable to a decrease of cash invested in short-term investments Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

Operating Expenses:

From inception through the period ended June 30, 1997, the Company incurred $33,667,811 of operating expenses. Of the total operating expenses for that period, $18,247,399 were costs of research and development for the Company's technologies and $1,650,000 for the acquisition of R & D in-process technology. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for its completed and proposed financing plans. Research and development costs are expected to remain high as the Company implements later-stage research projects of its technologies and such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended June 30, 1997, were $3,443,146 compared to $1,710,681 for the same period ended June 30, 1996. The increase in operating expenses was primarily due to the acquisition of R & D in-process technology, in the amount of $1,650,000, as a result of the acquisition of Camelot Pharmacal, L.L.C. in April 1997. The increase in general and administrative expenses was primarily due to increased salary expense as a result of the additions to the Company's management team and higher professional fees. The major items included in general and administrative expenses for the three months ended June 30, 1997, were (i) salaries of $320,174 which increased by $111,669 as compared to 1996, primarily due to the increase in management and staff, (ii) professional fees of $262,005 or $167,061 higher than the same period in 1996, primarily due to increased patent and financing activities,
(iii) consulting fees of $131,952 or $29,996 higher than 1996 and (iv) other expenses of $290,761.

The table below indicates (i) the Company's direct research and development expenses by project for the six months ended June 30, 1997 and from the Company's inception to June 30, 1997, (ii) the Company's current estimate by project of committed and/or anticipated funding requirements after June 30, 1997 and (iii) revenues received to date by project.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                    Direct Research and Development Expenses
                                  (in dollars)

                                                              Three months                           Committed and/or
                                                                ended            Inception to         anticipated R & D      Revenue
              R & D Projects                                   6/30/97             6/30/97         funding after 6/30/97    received
------------------------------------------------------------------------------------------------------------------------------------

Multi-Dose Inhaler (MSI)                                       171,201            1,445,926            15,256,074                  0
Ion Pharmaceuticals, Inc.                                      267,016            4,599,183               671,690             10,000
     Technologies
RBC-CD4 Electroinsertion                                         6,736            6,254,185                     0                  0
     Technology
Lipsome-CD4 Technology                                               0            2,322,322                     0            500,000
HIV/AIDS Vaccine                                               100,000            1,199,118                25,000                  0
UGIF Technology                                                 60,018              163,419                40,000                  0
Membrane Attack Complex                                         60,936              304,682                80,000                  0
     (MAC)/Complement

LIQUIDITY AND CAPITAL RESOURCES

On February 28, 1997, the Company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. The proceeds of this offering are being used to fund research and development, patent prosecution and for working capital and general corporate purposes. Such proceeds may also be used for the possible acquisition of rights in new technologies in the Company's ordinary course of business.

In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to Siemens' multi-dose inhaler (MSI). The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary drug delivery system. The Company paid Siemens a license fee of $1.1 million in April 1997 pursuant to the agreements and is required to make additional payments of DM 2.0 million on January 1, 1998 and 1999.

The Company has historically financed its operations through public offerings and private placements of its securities. In addition to the potential commercialization of its technologies, the Company plans to seek additional funds through bridge loans, security financings, joint ventures or other commercial arrangements to obtain necessary working capital. It is not uncommon, for instance, for a third-party commercial partner to enter into a license agreement with a technology development company, on the merits of successful research relating to a given technology, which would yield up-front royalty advances to such company before market-ready products are developed. It is also not uncommon for a third-party commercial partner to enter into an agreement with a development company whereby a third party will contribute funds in support of the research and operating needs of such development companies in consideration for rights related to the technologies.

The Company's ability to continue its operations as planned will be dependent on the Company's ability to obtain additional funds, particularly through the public offering and/or private placement of its securities. The Company is currently involved in negotiations with interested parties over the terms of proposed financings. However, there can be no assurance that any such financings will actually be consummated. In the event that proposed financings are not completed, there can be no assurance that other sources of capital may become available in amounts and upon terms acceptable to the Company. The failure by the Company to obtain such funds will require the Company to significantly reduce or delay its funding of current technology development projects (which may result in the Company's loss of rights in the related technologies) and delay the making of commitments for future projects.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)




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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


PART II:    OTHER INFORMATION

Item 2.     CHANGES IN SECURITIES.

            The following unregistered securities were issued by the Company during the quarter ended June 30, 1997:

                                                              Number of Shares
                                                                Sold/Issued
                                                                /Subject to
                                            Description          Options or  Offering/Exercise
            Date of Sale/Issuance     of Securities Issued      Warrants        Price Per Share ($)     Purchaser or Class
            ---------------------     --------------------      --------        -------------------     ------------------

            April - June 1997          Common Stock Options       220,000              2 11/16 - 3    Advisors

            April 25, 1997             Common Stock               600,000                 2 3/4       Officers of the
                                                                                                      Company

            April 25, 1997             Common Stock Options        50,000                 2 3/4       Issuance to Directors
                                                                                                      pursuant to 1996 Directors
                                                                                                      Stock Option Plan

            June 1997                  Common Stock Options       300,000             2 3/4 - 4 1/2   Issuance to employees
                                                                                                      pursuant to 1993 Stock Option
                                                                                                      Plan

            April 25, 1997             Common Stock Options      1,200,000                2 3/4       Issuance to employees
                                                                                                      pursuant to 1993 Stock Option
                                                                                                      Plan


            The issuance of these securities is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          An annual Meeting of Stockholders was held on June 26, 1997. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual
          Meeting:

(a)       ELECTION OF FIVE MEMBERS OF THE BOARD OF DIRECTORS.

                                        Voted      Votes     Broker Non-Votes
            Name            Voted for  Against   Withheld    and Abstentions

       Douglas R. Eger      9,164,375     0      1,237,364      0
      Loren G. Peterson    10,072,889     0        328,850      0
    Thomas M. Fitzgerald   10,072,890     0        328,849      0
       John M. Bailey      10,071,890     0        329,849      0
      Digby W. Barrios     10,070,990     0        330,749      0

(b) APPROVAL OF THE AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER AUTHORIZED SHARES OF THE COMPANY'S COMMON STOCK;

               Voted For:                                        10,021,014
             Voted Against:                                         333,666
            Voted Abstained:                                         47,059
            Broker Non-Votes                                              0

(c) APPROVAL OF THE AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO CHANGE THE NAME OF THE COMPANY FROM "SHEFFIELD MEDICAL TECHNOLOGIES INC." TO "SHEFFIELD PHARMACEUTICALS, INC."

               Voted For:                                        10,314,220
             Voted Against:                                          75,610
            Voted Abstained:                                         11,909
            Broker Non-Votes                                              0

(d)  APPROVAL OF CERTAIN AMENDMENTS TO THE COMPANY'S 1993 STOCK OPTION PLAN.


               Voted For:                                         3,284,922
             Voted Against:                                         867,539
            Voted Abstained:                                         49,659
            Broker Non-Votes                                      6,199,619

(e) RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997.

               Voted For:                                        10,317,481
             Voted Against:                                          43,849
            Voted Abstained:                                         40,409
            Broker Non-Votes                                              0

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         NO.    DESCRIPTION

         3.1    Certificate of Incorporation of the Company, as amended

         3.2    By-laws of the Company, as amended

         27     Financial Data Schedule


         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SHEFFIELD PHARMACEUTICALS, INC.

Dated: August 14, 1997           /S/ LOREN G. PETERSON
                                 ----------------------
                                 Loren G. Peterson
                                 Chief Executive Officer


Dated: August 14, 1997           /S/ GEORGE LOMBARDI
                                 -------------------
                                 George Lombardi
                                 Vice President & Chief Financial Officer
                                 (Principal Financial and Accounting Officer)