Form 10-Q
period 1997-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 1997-11-13
CIK 894158

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

                      For Quarter Ended September 30, 1997
                         Commission File Number 1-12584

                          ----------------------------


                         SHEFFIELD PHARMACEUTICALS, INC.
                    (EXACT NAME OF REGISTRANT IN ITS CHARTER)


DELAWARE                                                             13-3808303
(State of Incorporation)                       (IRS Employer Identification No.)


425 SOUTH WOODSMILL ROAD, SUITE 270
ST. LOUIS, MISSOURI                                                  63017-3441
(Address of Principal Executive Offices)                              (Zip Code)


       Registrant's telephone number, including area code: (314) 579-9899


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____

         The number of shares outstanding of the issuer's Common Stock is 12,511,875 shares of Common Stock as of September 30, 1997.


--------------------------------------------------------------------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

                                                                            Page
PART I.              Financial Information

         ITEM 1.     Financial Statements.

                     Consolidated Balance Sheets - September 30,
                     1997 and December 31, 1996.                             1

                     Consolidated  Statements of Operations for the          2
                     three and nine months ended September 30, 1997
                     and 1996 and for the period from October 17, 1986 (inception) to September 30, 1997.

                     Consolidated  Statements of Cash Flows for the          3
                     three and nine months ended September 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to September 30, 1997.

                     Notes to Consolidated Financial Statements.             4

         ITEM 2.     Management's Discussion and Analysis                    6
                     of Financial Condition and Results of Operations.

PART II.             Other Information.

         ITEM 2.     Changes in Securities.                                 10
         ITEM 6.     Exhibits and Reports on Form 8-K.                      11

SIGNATURES                                                                  12

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,           December 31,
                                                                                        1997                    1996
                                                                                --------------------    ---------------------
                                                                                    Unaudited)
                                     ASSETS
Current assets:
              Cash and cash equivalents                                                 $ 1,005,106              $ 1,979,871
              Marketable securities                                                               -                  460,768
              Prepaid expenses and other current assets                                     118,744                   43,975
                                                                                --------------------    ---------------------
                   Total current assets                                                   1,123,850                2,484,614
                                                                                --------------------    ---------------------

Property and equipment:
              Laboratory equipment                                                          185,852                  185,852
              Office equipment                                                               84,044                   89,019
              Leasehold improvements                                                         61,390                   61,390
                                                                                --------------------    ---------------------
                                                                                            331,286                  336,261
              Less accumulated depreciation and amortization                                225,077                  162,007
                                                                                --------------------    ---------------------
                   Net property and equipment                                               106,209                  174,254
                                                                                --------------------    ---------------------

Segregated cash                                                                              50,000                   75,000
Other assets                                                                                 39,416                   40,016
                                                                                --------------------    ---------------------
                   Total assets                                                         $ 1,319,475              $ 2,773,884
                                                                                ====================    =====================

          LIABILITIES AND STOCKHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)


Current liabilities:
              Accounts payable and accrued liabilities                                    $ 797,001                $ 446,965
              Sponsored research payable                                                    135,037                  580,157
              Stock dividends payable                                                       113,100                        -
              Capital lease obligation-current portion                                       19,597                   23,719
                                                                                --------------------    ---------------------
                   Total current liabilities                                              1,064,735                1,050,841

Capital lease obligation - non-current portion                                               11,790                   27,206

Convertible debentures                                                                    1,750,000                        -

Cumulative convertible redeemable preferred stock, $.01 par value.  Authorized,
              3,000,000 shares; issued and outstanding, 27,170 and 0 shares, at
              September 30, 1997 and December 31, 1996, respectively.                           272                        -
Additional paid-in capital associated with cumulative convertible
              redeemable preferred stock                                                  2,444,164                        -

Stockholders' equity (net capital deficiency):
              Common stock, $.01 par value.  Authorized, 50,000,000 shares;
               issued and outstanding, 12,511,875 and 11,388,274
               shares at September 30, 1997 and December 31, 1996, respectively             125,119                  113,883
              Notes receivable in connection with sale of stock                             (72,600)                (110,000)
              Additional paid-in capital                                                 30,676,070               28,319,838
              Unrealized loss on marketable securities                                            -                  (39,232)
              Deficit accumulated during development stage                               34,680,075)             (26,588,652)
                                                                                --------------------    ---------------------
                                                                                         (3,951,486)               1,695,837
                                                                                --------------------    ---------------------
              Total liabilities and stockholders' equity                                $ 1,319,475              $ 2,773,884
               (net capital deficiency)                                         ====================    =====================


                                       1

     See accompanying notes to unaudited consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations
             For the three and nine months ended September 30, 1997
                          and 1996 and for the period
             from October 17, 1986 (inception) to September 30, 1997
                                   (Unaudited)




                                                                                                          October 17, 1986
                                                     Three months ended            Nine months ended       (inception) to
                                                        September 30,                September 30,          September 30,
                                                 --------------------------  ---------------------------  -----------------
                                                     1997         1996              1997          1996            1997
                                                 -------------  -------------  -------------  -------------  --------------
Revenues:
  Sub-license revenue                            $        -     $    500,000   $      -       $    500,000   $     510,000
  Interest income                                       9,391         55,275         49,363        124,514         446,276
                                                 -------------  -------------  -------------  -------------  --------------

  Total revenue                                         9,391        555,275         49,363        624,514         956,276

Expenses:
  Acquisition of R & D in-process
    technology                                            -        -    -         1,650,000           -          1,650,000
  Research and development                            570,170        693,875      3,283,632      2,858,105      18,806,830
  General and administrative                        1,325,874      1,435,513      3,087,103      2,649,736      14,981,795
  Interest                                              2,183          2,183          6,951          6,579         127,413
                                                 -------------  -------------  -------------  -------------  --------------

  Total expenses                                    1,898,227      2,131,571      8,027,686      5,514,420      35,566,038
                                                 -------------  -------------  -------------  -------------  --------------

Loss before extraordinary item                     (1,888,836)     1,576,296)    (7,978,323)    (4,889,906)    (34,609,762)
Extraordinary item                                        -            -             -                -             42,787

                                                 -------------  -------------  -------------  -------------  --------------
Net loss                                         $ (1,888,836)  $ (1,576,296)  $ (7,978,323)  $ (4,889,906)  $ (34,566,975)
                                                 =============  =============  =============  =============  ==============

Loss per share of common stock:
Loss before extraordinary item                   $      (0.16)  $      (0.14)  $      (0.68)   $     (0.46)  $       (7.26)
Extraordinary item                                        -             -             -               -               0.01
                                                 =============  =============  =============  =============  ===============
Net loss                                         $      (0.16)  $      (0.14)  $      (0.68)   $     (0.46)  $       (7.25)
                                                 =============  =============  =============  =============  ===============



Weighted average common shares outstanding         12,077,667      1,150,397     11,765,653     10,562,173       4,770,312
                                                 ==-==========  ==-==========  =============   =====-======  ===============


                                       2

     See accompanying notes to unaudited consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
  For the three and nine months ended September 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to September 30, 1997
                                   (Unaudited)




                                                                             Three months ended           Nine months ended
                                                                                September 30,               September 30,
                                                                        ---------------------------   ---------------------------
                                                                            1997           1996           1997           1996
                                                                        -----------    ------------   ------------   ------------

Cash outflows from development stage activities and
 extraordinary gain:
   Loss before extraordinary item                                       $(1,888,836)   $(1,576,296)   $(7,978,323)   $(4,889,906)
   Extraordinary gain on extinguishment of debt                                --             --             --             --
                                                                        ------------   ------------   ------------   ------------
    Net loss                                                             (1,888,836)    (1,576,296)    (7,978,323)    (4,889,906)
Adjustments to reconcile net loss to net cash used by
 development stage activities:
   Issuance of common stock, stock options/warrants for services            118,750        562,912        118,750        562,912
   Non-cash interest expense                                                   --             --             --             --
   Issuance of common stock for license                                        --             --             --             --
   Loss on sale of marketable securities                                    300,259           --          300,259           --
   Non-cash acquisition of R & D in process technology                         --             --        1,650,000           --
   Transfer of securities for services                                         --             --           25,000           --
   Securities acquired under sub-license agreement                             --         (453,569)          --         (453,569)
   Issuance of common stock for intellectual property rights                   --             --             --             --
   Amortization of organizational and debt issuance costs                      --             --             --             --
   Depreciation                                                              12,894         17,835         38,677         54,207
   Amortization                                                              23,021           --           33,253           --
   Increase in debt issuance and organizational costs                          --            1,050           --            1,050
   Decrease (increase) in prepaid expenses and other current assets         (14,324)        18,458        (74,769)        87,876
   Decrease (increase) in other assets                                         --          163,799            600         13,383
   (Increase) in loans receivable                                              --         (276,500)          --         (276,500)
   Increase (decrease) in accounts payable, accrued liabilities             292,130        183,621        350,036        230,005
   Increase (decrease) in sponsored research payable                       (196,598)      (195,000)      (445,120)        (7,402)
   Increase in deferred license fee                                            --         (100,000)          --             --
                                                                        ------------   ------------   ------------   ------------
   Net cash used by development stage activities                         (1,352,704)    (1,653,690)    (5,981,637)    (4,677,944)
                                                                        ------------   ------------   ------------   ------------
Cash flows from investing activities:
   Acquisition of laboratory and office equipment                            (1,801)          --           (3,888)       (47,816)
   (Increase) decrease in segregated cash                                    25,000           --           25,000           --
   Proceeds from sale of marketable securities                              174,407           --          174,407           --
   Increase in notes receivable in connection with sale of stock               --             --             --         (240,000)
   Payments of notes receivable                                              37,400           --           37,400           --
   Acquisition of Camelot Pharmacal, L.L.C. (net)                            (8,259)
                                                                        ------------   ------------   ------------   ------------
       Net cash used by investing activities                                235,006           --          224,660        (47,816)
                                                                        ------------   ------------   ------------   ------------
Cash flows from financing activities:
   Principal payments under capital lease                                    (6,097)        (5,836)       (19,538)       (18,876)
   Conversion of convertible, subordinated notes                               --             --             --             --
   Proceeds from issuance of debt                                              --             --             --             --
   Proceeds from issuance of common stock                                      --             --             --             --
   Proceeds from issuance of  cumulative convertible redeemable
    preferred stock                                                            --             --        3,212,136           --
   Proceeds from issuance of convertible debentures                       1,589,614
   Proceeds from exercise of stock options                                     --           36,500           --          173,675
   Proceeds from exercise of warrants                                          --             --             --        6,246,109
                                                                        ------------   ------------   ------------   ------------
       Net cash and cash equivalents provided by financing activities     1,583,517         30,664      4,782,212      6,400,908
                                                                        ------------   ------------   ------------   ------------
       Net increase in cash and cash equivalents                            465,819     (1,623,026)      (974,765)     1,675,148
 Cash and cash equivalents at beginning of period                           539,287      5,158,751      1,979,871      1,860,577
                                                                        ------------   ------------   ------------   ------------
 Cash and cash equivalents at end of period                             $ 1,005,106    $ 3,535,725    $ 1,005,106    $ 3,535,725
                                                                        ============   ============   ============   ============

Noncash investing and financing activities:
   Common stock, stock options and warrants issued for services         $   118,750    $   562,912    $   118,750    $   562,912
   Common stock issued for license                                             --             --             --             --
   Common stock issued for intellectual property rights                        --             --             --             --
   Common stock issued to retire debt                                          --             --             --             --
   Securities acquired under sub-license agreement                             --             --             --             --
   Transfer of securities for services                                         --             --           25,000           --
   Acquisition of R & D in-process technology                             1,650,000
   Equipment acquired under capital lease                                      --             --             --           72,453
   Notes payable converted to common stock                                     --             --             --             --
                                                                        ============   ============   ============   ============

Supplemental disclosure of cash flow information:
   Interest paid                                                        $     2,183    $     2,183    $     6,951    $     6,579
                                                                        ============   ============   ============   ============

                                      -3-

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
  For the three and nine months ended September 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to September 30, 1997
                                   (Unaudited)

                                                                              October 17, 1986
                                                                              (inception) to
                                                                              Semptember 30,
                                                                              -------------
                                                                                    1997
                                                                              -------------

Cash outflows from development stage activities and
 extraordinary gain:
   Loss before extraordinary item                                             $(34,609,762)
   Extraordinary gain on extinguishment of debt                                     42,787
                                                                              -------------
    Net loss                                                                   (34,566,975)
Adjustments to reconcile net loss to net cash used by
 development stage activities:
   Issuance of common stock, stock options/warrants for services                 1,659,753
   Non-cash interest expense                                                        50,000
   Issuance of common stock for license                                              5,216
   Loss on sale of marketable securities                                           300,259
   Non-cash acquisition of R & D in process technology                           1,650,000
   Transfer of securities for services                                              25,000
   Securities acquired under sub-license agreement                                (500,000)
   Issuance of common stock for intellectual property rights                       866,250
   Amortization of organizational and debt issuance costs                           77,834
   Depreciation                                                                    180,221
   Amortization                                                                     53,716
   Increase in debt issuance and organizational costs                              (77,834)
   Decrease (increase) in prepaid expenses and other current assets               (177,785)
   Decrease (increase) in other assets                                              19,625
   (Increase) in loans receivable                                                     --
   Increase (decrease) in accounts payable, accrued liabilities                    219,931
   Increase (decrease) in sponsored research payable                               712,107
   Increase in deferred license fee                                                   --
                                                                              -------------
   Net cash used by development stage activities                               (29,502,682)
                                                                              -------------
Cash flows from investing activities:
   Acquisition of laboratory and office equipment                                 (267,697)
   (Increase) decrease in segregated cash                                          (50,000)
   Proceeds from sale of marketable securities                                     174,407
   Increase in notes receivable in connection with sale of stock
   Payments of notes receivable                                                    167,400
   Acquisition of Camelot Pharmacal, L.L.C. (net)
                                                                              -------------
       Net cash used by investing activities                                      (224,149)
                                                                              -------------
Cash flows from financing activities:
   Principal payments under capital lease                                          (41,066)
   Conversion of convertible, subordinated notes                                   749,976
   Proceeds from issuance of debt                                                  550,000
   Proceeds from issuance of common stock                                       13,268,035
   Proceeds from issuance of  cumulative convertible redeemable
    preferred stock                                                              3,212,136
   Proceeds from issuance of convertible debentures
   Proceeds from exercise of stock options                                       1,337,677
   Proceeds from exercise of warrants                                           10,064,481
                                                                              -------------
       Net cash and cash equivalents provided by financing activities           30,730,853
                                                                              -------------
       Net increase in cash and cash equivalents                                 1,004,022
 Cash and cash equivalents at beginning of period                                    1,084
                                                                              -------------
 Cash and cash equivalents at end of period                                   $  1,005,106
                                                                              =============

Noncash investing and financing activities:
   Common stock, stock options and warrants issued for services               $  1,659,753
   Common stock issued for license                                                   5,216
   Common stock issued for intellectual property rights                            866,250
   Common stock issued to retire debt                                              600,000
   Securities acquired under sub-license agreement                                 500,000
   Transfer of securities for services                                              25,000
   Acquisition of R & D in-process technology
   Equipment acquired under capital lease                                           72,453
   Notes payable converted to common stock                                         749,976
                                                                              =============

Supplemental disclosure of cash flow information:
   Interest paid                                                              $    127,414
                                                                              =============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996 and the accompanying consolidated statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 and for the period from October 17, 1986 (inception) to September 30, 1997, have been prepared by Sheffield Pharmaceuticals, Inc. (the "Company"), without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full years.

         The Company was incorporated on October 17, 1986, under the Canada Business Corporations Act. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated in the state of Texas on January 13, 1992 and has been substantially inactive for two years as of June 30, 1997. On July 30, 1997 U-Tech was dissolved. On January 10, 1996, Ion Pharmaceuticals, Inc., a Delaware corporation ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights with respect to its anti-proliferative technology. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., which acquisition was consummated on April 25, 1997. Unless the context requires otherwise, Sheffield, U-Tech, Ion and CP are referred to as "the Company". The Company commenced its biotechnology operations in the United States in January 1992 and Sheffield became domesticated as a Wyoming corporation in May 1992. At the Annual Meeting of shareholders of the Company held on January 26, 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. All significant intercompany transactions are eliminated in consolidation. At the Annual Meeting of shareholders of the Company held on June 26, 1997, the Company's shareholders approved the proposal to change the name of the Company from "Sheffield Medical Technologies Inc." to "Sheffield Pharmaceuticals, Inc."

         The Company is in the development stage and as such has been principally engaged in licensing and research efforts. The Company has generated minimal operating revenue and requires additional capital, which the Company intends to obtain through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in starting a new business, particularly since the Company will focus on research, development and unproven technology which may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products or technologies, there can be no assurance the Company will generate sufficient revenues from the sale or licensing of such products and technologies to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through the next 12 months are dependent upon obtaining additional financing.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "EARNINGS PER SHARE," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

3.       SEGMENT DISCLOSURES

         In June 1997, the Financial Accounting Standards Board issued Statement issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

4.       SUPPLY AND LICENSE AGREEMENTS

         In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to the multi-dose solution inhaler technology (MSI) of Siemens A.G. The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary delivery system. The Company paid a licensing fee of $1.1 million in April 1997 to Siemens pursuant to its agreements and is required to make additional payments to Siemens of DM 2.0 million in January, 1998 and 1999.

5.       CONVERTIBLE DEBENTURES

         On September 22, 1997, the Company completed an interim financing by issuing $1,750,000 of 6% Convertible Subordinated Debentures. The debentures mature on September 22, 2000. The Company has the option to redeem the debentures at a premium under certain circumstances. If not redeemed, the holders have the right to convert the debentures to shares of the Company's common stock at a discount.

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

As a development stage company without significant revenues, the Company has financed its technology development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $30.2 million through September 30, 1997. On February 28, 1997, the Company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. On September 22, 1997, the Company completed a private placement of 6% Convertible Subordinated Debentures, which raised total gross proceeds of $1.75 million. The proceeds of both offerings are to be used to fund research and development, patent prosecution and for working capital and general corporate purposes. Such proceeds may also be used for the possible acquisition of rights in new technologies in the Company's ordinary course of business. The Company's operating results have fluctuated significantly during each quarter since its inception, and the Company anticipates that such fluctuations, largely attributable to varying sponsored research and development commitments and expenditures, will continue into the foreseeable future.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended September 30, 1997, the Company funded $570,170 for research and development on its projects. During the succeeding 12-month period, approximately $7.8 million in additional funding is projected to be incurred on clinical and laboratory research and development. Of this estimated funding of $7.8 million, approximately $7,500,000 is expected to be applied to the MSI, $100,000 to the Ion Pharmaceuticals Technologies, $137,500 to the HIV/AIDS Vaccines, and $20,000 to the UGIF Technology-Prostate Cancer.

In addition to clinical and laboratory research development, the Company expects to incur ongoing costs in connection with its intellectual property protection and patent prosecution, which costs are expected to approximate $100,000 over the next 12 months.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

REVENUES AND EXPENSES

Revenues:

From inception through the period ended September 30, 1997, the Company has earned sub-license revenue of $510,000 primarily from the sub-license agreement for its liposome-CD4 technology.

From inception through the period ended September 30, 1997, the Company has earned interest income of $446,276 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies which it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended September 30, 1997 was $9,391 compared to $55,275 for the same period ended September 30, 1996. The decrease in interest earned is attributable to a decrease of cash invested in short-term investments Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

Operating Expenses:

From inception through the period ended September 30, 1997, the Company incurred $35,566,037 of operating expenses. Of the total operating expenses for that period, $18,806,829 were costs of research and development for the Company's technologies and $1,650,000 for the acquisition of R & D in-process technology. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for its completed and proposed financing plans. Research and development costs are expected to remain high as the Company implements later-stage research projects of its technologies and such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended September 30, 1997, were $1,898,227 compared to $2,131,571 for the same period ended September 30, 1996. The decrease in operating expenses was primarily due to reduced spending on both research and development and general and administrative expenses. The major items included in general and administrative expenses for the three months ended September 30, 1997, were (i) salaries of $397,840 which increased by $187,054 as compared to 1996, primarily due to the increase in management and staff, (ii) professional fees of $153,977 or $5,328 lower than the same period in 1996,
(iii) consulting fees of $232,863 or $487,948 lower than 1996, primarily resulting from the one-time cashless exercise of options and warrants by a former employee of the Company, totaling $562,912, (iv) loss on sale of marketable securities of $299,915 and (v) other expenses of $241,279.

The table below indicates (i) the Company's direct research and development expenses by project for the nine months ended September 30, 1997 and from the Company's inception to September 30, 1997, (ii) the Company's current estimate by project of committed and/or anticipated funding requirements after September 30, 1997 and (iii) revenues received to date by project.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Direct Research and Development Expenses
                                  (in dollars)

                                                 Three months                               Committed and/or
                                                     ended            Inception to        anticipated R & D          Revenue
                         R & D Projects             9/30/97             9/30/97         funding after 9/30/97        received
------------------------------------------------------------------------------------------------------------------------------------

Multi-Dose Solution Inhaler (MSI)                  154,504            1,617,127                   15,102,000               0
Ion Pharmaceuticals, Inc.                          220,528            4,819,711                       93,000          10,000
     Technologies
RBC-CD4 Electroinsertion                                 0            6,254,185                            0               0
     Technology
Lipsome-CD4 Technology                                   0            2,322,322                            0         500,000
HIV/AIDS Vaccine                                    12,500            1,211,618                      137,500               0
UGIF Technology                                     20,018              223,437                       20,000               0
Membrane Attack Complex                             60,936              365,618                            0               0
     (MAC)/Complement


LIQUIDITY AND CAPITAL RESOURCES

On February 28, 1997, the Company completed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. On September 22, 1997, the Company completed a private placement of 6% Convertible Subordinated Debentures, which raised total gross proceeds of $1.75 million. The proceeds from both of these offerings are being used to fund research and development, patent prosecution and for working capital and general corporate purposes. Such proceeds may also be used for the possible acquisition of rights in new technologies in the Company's ordinary course of business.

In March 1997, the Company exercised its option and entered into exclusive supply and license agreements for the world-wide rights to Siemens' multi-dose solution inhaler (MSI). The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary drug delivery system. The Company paid Siemens a license fee of $1.1 million in April 1997 pursuant to the agreements and is required to make additional payments of DM 2.0 million in January, 1998 and 1999.

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART II:    OTHER INFORMATION

Item 2.     CHANGES IN SECURITIES.

            The following unregistered securities were issued by the Company during the quarter ended September 30, 1997:

                                            Number of
                                             Shares
                                           Sold/Issued
                         Description        /Subject to
  Date of               of Securities       Options or    Offering/Exercise
 Sale/Issuance             Issued            Warrants     Price oer Share ($)     Purchaser of Class
 -------------             ------            --------     -------------------     ------------------


August 1997           Common Stock            50,000       2.375                  Advisor

August - Sept.        Common Stock           473,601       1.79 - 2.02            Holders of Series A
1997                                                                              Preferred Stock

July - September,     Common                 160,000       2.80 - 3.00            Advisors
1997                  Stock Options

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            EXHIBITS

            NO.                                 DESCRIPTION

            10.1 Form of the Company's 6% Convertible Subordinated Debentures due September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 21, 1997).

            10.2 Lease dated August 18, 1997 between Corporate Center, L.L.C. and the Company relating to the lease of office space in St. Louis, Missouri.

              27       Financial Data Schedule.


            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SHEFFIELD PHARMACEUTICALS, INC.

Dated: November 13, 1997             /S/ LOREN G. PETERSON
                                     ----------------------
                                     Loren G. Peterson
                                     Chief Executive Officer


Dated: November 13, 1997             /S/ GEORGE LOMBARDI
                                     -------------------
                                     George Lombardi
                                     Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)