Form 10-K
period 1997-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 1998-04-15
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          to
                               --------    ---------

                         Commission file number 1-12584

                         SHEFFIELD PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
                (Name of Registrant as Specified in its Charter)

          DELAWARE                                              13-3808303
----------------------------                              ----------------------
(State or Other Jurisdiction                                   (IRS Employer
 of Incorporation or Organi-                              Identification Number)
 zation)

425 Woodsmill Road, St. Louis, Missouri                            63017
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:               (314) 579-9899
                                                              --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:


          TITLE OF EACH CLASS                           Name of Each Exchange
          -------------------                           ON WHICH REGISTERED
                                                        --------------------
      Common Stock, $.01 par value                     American Stock Exchange




Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes /X/  No / /

                                                        (CONTINUED ON NEXT PAGE)
--------------------------------------------------------------------------------

/ /               Indicate by check mark if disclosure  of delinquent  filers to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  The aggregate market value at March 31, 1998 of the voting stock of the Registrant held by non-affiliates (based upon the closing price of $0.6875 per share of such stock on the American Stock Exchange on such date) was approximately $10,197,487. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

                  Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At March 31, 1998, there were outstanding 15,742,762 shares of the issuer's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sheffield Pharmaceuticals, Inc. (the "Company"), formerly known as Sheffield Medical Technologies Inc., is an emerging pharmaceutical company developing and commercializing prescription pharmaceutical products to be promoted by a specialty pharmaceutical sales force. The Company is in the development stage and as such has been principally engaged in the development of its proprietary drug delivery system, the Premaire(TM) Metered Solution Inhaler (the "Premaire(TM) MSI System"). The Company's lead products are four respiratory drugs for the treatment of asthma and chronic obstructive pulmonary disease ("COPD"). These drugs will be delivered to the lungs by the Premaire(TM) MSI System, the world-wide marketing rights to which were in-licensed by the Company from Siemens AG in March 1997. In addition, the Company is actively seeking partners for the development of other respiratory and non-respiratory drugs for delivery via the Premaire(TM) MSI System. Finally, the Company is
seeking  to  out-   license  its  rights  in  several   early-stage   biomedical
technologies.

         The  Company   does  not   currently   have  any  sales  or   marketing
capabilities.   It  intends   to  build  or   otherwise   acquire  a   specialty
pharmaceutical sales force in the United States, as well as the attendant marketing infrastructure, as its lead products near marketing approval.

         The Company was originally formed in 1986 and is incorporated in Delaware. In 1996, the Company formed a wholly owned Delaware subsidiary, Ion Pharmaceuticals, Inc. ("Ion"), that owns the rights to certain early- stage biomedical technologies. In 1997, the Company acquired all of Camelot Pharmacal, L.L.C., a Missouri limited liability corporation that was subsequently liquidated. Unless the context requires otherwise, references to the "Company" herein are references to Sheffield Pharmaceuticals, Inc. and its subsidiaries.

         The Company's headquarters are located at Suite 270, 425 South Woodsmill Road, St. Louis, Missouri 63017-3441 and its telephone number is (314) 579-9899.

BUSINESS STRATEGY

         The principal elements of the Company's business strategy consist of the following: (i) marketing its products directly through the Company's future specialty sales force; (ii) selectively acquiring, in-licensing, co- promoting or obtaining currently marketed pharmaceutical products in selected markets;
(iii) focusing on certain chronic diseases, such as asthma, requiring long-term therapy in the large, rapidly growing concentrated respiratory market with a range of drugs delivered by the Premaire(TM) MSI System, (as further described below); and (iv) contracting for the manufacture and development of its products with cost effective, high quality U.S. Food and Drug Administration ("FDA") compliant companies.

         The Company's management consists of individuals who possess substantial experience in the acquisition, development and commercialization of pharmaceutical products. Through their experience at such companies as Bock Pharmacal Company and Fisons plc, members of the Company's management team have demonstrated the ability to build and manage the operations of successful pharmaceutical companies. This team provides the Company with extensive industry contacts together with broad and complementary business and scientific skills, which are critical to achieving success in the pharmaceutical industry.

PROJECTS UNDER DEVELOPMENT

PREMAIRE(TM) MSI SYSTEM

         BACKGROUND

         The Company owns the exclusive worldwide rights to the Premaire(TM) MSI System, a patented, state-of-the- art, multi-dose nebulizer delivery system (the " Premaire(TM) MSI System") from Siemens AG, the multi-national engineering and electronics conglomerate. The system is comprised of a hand-held, pocket-sized, ultrasonic nebulizer, and dosator cartridges containing various medications. The pharmaceutical formulations currently in development by the Company for use with the Premaire(TM) MSI System are for the treatment of asthma and COPD. Through the Premaire(TM) MSI System and the products under development for use in the Premaire(TM) MSI System, the Company plans to be a significant competitor in the respiratory category by the year 2001. Siemens AG will manufacture and supply the hand-held nebulizer component of the Premaire(TM) MSI System. The Company is in the development phase for commonly used respiratory drugs for use with the Premaire(TM) MSI System.

         PULMONARY DRUG DELIVERY MARKET ENVIRONMENT

         The Premaire(TM) MSI System pulmonary drug delivery system for which the Company holds exclusive worldwide rights has been developed to meet specific needs within the respiratory market, particularly for those patients suffering from asthma and COPD. In 1995, audited industry sources indicated there were approximately 10 million asthma patients and 3 million COPD patients under physician care in the U.S. Other sources indicate that there are at least 14 million asthma patients being treated by physicians and that the number of newly diagnosed patients is growing at a rate of 10% annually. With the aging of the population, it is believed that COPD is growing at a similar rate. Because the Company will initially focus its future specialty sales force in the U.S., the following information will focus on the U.S. market potential for the Premaire(TM) MSI System. There remains an opportunity to play a significant role in other markets outside of the U.S., particularly in Europe.

         Today, three principal types of devices are widely used in aerosol administration: metered dose inhalers (MDIs), dry powder inhalers (DPIs), and nebulizers.

         METERED DOSE INHALERS. Currently, MDIs are the most commonly used aerosol delivery system. It is estimated that in the United States, 80% of aerosol drug delivery is via MDIs, with the majority of this use coming from adults with asthma and COPD.

         The primary advantages of an MDI include its small size/portability, drug delivery time in seconds, and availability with most respiratory drugs. Disadvantages include patient coordination issues and efficient dose delivery. Additionally, because the use of chlorofluorocarbon
         (CFC) propellants, traditionally used in MDIs, is being phased out according to international agreement (Montreal Protocol), alternative propellants and formulations are being developed. Over time, all current MDI users will be required to move to a non-CFC MDI or other alternative delivery systems.

         DRY POWDER INHALERS. DPIs were introduced in the 1960s as single-dose inhalers. In these devices, the drug is loaded as a unit dose that is mechanically released as a powder for inhalation prior to each use. To date, these systems have been the primary form of DPI available in the United States, and account for approximately 1% of the total aerosol delivery market.

         The inconvenience of the single dose DPI has been overcome outside of the U.S. with the development and introduction of multidose DPIs that can deliver up to 200 doses of medication. However, like the single dose systems, they are likely to be inspiratory flow rate dependent, that is, the amount of drug delivered to the lung is dependent upon the patient's ability to inhale.

         Two of the most significant advantages of DPIs include 1) no hand-breath coordination is required as with MDIs; and 2) they contain no CFCs. However, most require a high inspiratory flow rate that can be problematic in younger patients or in patients with compromised lung function. In addition, they often present difficulties for those with manual disabilities (e.g., arthritis) or limited vision and, depending upon the powder load delivered, may induce acute bronchospasm in sensitive individuals.

         NEBULIZERS. The third widely-used aerosol delivery system is the nebulizer. Jet nebulizers, which are by far the most commonly used, work on a stream of compressed air or oxygen that is forced through a narrow tube which lies just above the surface of the liquid to be nebulized. It takes approximately 10 to 15 minutes to nebulize this amount of liquid. During nebulization only about 10% of the drug is delivered to the lungs; about 80% gets trapped in the reservoir, tubing and mask; the rest is exhaled.

         Nebulizers can be used for a wide range of patients, but are especially useful for those old and young patients who cannot manage other inhaler devices, and for whom inhalation via tidal breathing is preferred. Nebulizers also play a key role in emergency room and intensive care treatment for patients with acute bronchospasm. However, most nebulizers are bulky units that are time consuming, have a high initial cost and can be extremely noisy during operation.

         PROJECTED MARKET ENVIRONMENT

         The Company believes that the U.S. respiratory market will exceed $4 billion by the year 2001. Many developments are taking place in the technology associated with pulmonary drug delivery. Spurred on by the Montreal Protocol and the ban on CFC propellants, much of the work in research and development has focused on alternative propellants and dry powder systems. It is anticipated that there will be a minimum of 11 and a maximum of 35 approved CFC-free inhaled products on the market in the United States by 2001. Many of these are expected to be MDIs with new propellants or DPIs. However, few of these second generation delivery systems are expected to overcome the disadvantages associated with their earlier counterparts.

         There are a number of new devices in development that have been designed specifically to address unmet patient needs. Among these is the Company's patented metered solution inhaler, the Premaire(TM) MSI System, which is designed to combine the therapeutic benefits of nebulization with the convenience of pressurized metered dose inhalers.

         DESCRIPTION OF THE TECHNOLOGY

         The Premaire(TM) MSI System is a metered solution inhaler comprised of two main components: (i) a reusable, pocket-size inhaler unit developed and manufactured for the Company by Siemens AG, a global leader in electronics and technology, and (ii) interchangeable drug cartridges called dosators. The basic technology of the system involves the rapid nebulization of therapeutic agents for the respiratory tract using ultrasonic energy. This produces a concentrated cloud of medication delivered through the mouthpiece over a two to three second period for inhalation. Key components of the technology include rechargeable batteries, a battery-operated motor, ultrasonic horn, drug cartridge chamber and mouthpiece.

         The pocket-size Premaire(TM) MSI System accommodates a variety of drug dosators to allow for administration of a range of drugs in a single, simple-to-use, environmentally-friendly delivery system. Each dosator contains 120 actuations containing approximately a one to two month supply of drug.

         The Premaire(TM) MSI System is designed to be patient friendly. A patient simply selects the appropriate color-coded drug cartridge and places it into the chamber of the inhaler unit. Pressing the "on" button activates the small electrical motor that transports a precise dose of drug from the cartridge chamber to the ultrasonic horn which transforms the solution into an aerosolized cloud. The patient's inspiration carries a cloud of medication directly to the lungs where it is needed. The Company expects the delivered dose to be accurate and consistent for the following reasons: (i) the Premaire(TM) MSI System is designed to be inspiratory flow rate independent, that is, delivery of the drug does not depend upon the patient's ability to inhale forcefully, and (ii) the Premaire(TM) MSI System does not require a high level of coordination between inspiration and actuation of the device. The patient's breath carries the medication directly to the lungs, minimizing the amount of drug deposited in the mouth and throat.


         POTENTIAL ADVANTAGES OF THE PREMAIRE(TM)  MSI SYSTEM.

The Company believes that the Premaire(TM) MSI System may provide significant advantages over other drug delivery systems. It is particularly suited for younger and older asthma patients, and for older COPD patients who have difficulty using MDIs and currently have to depend on larger, more time-consuming table-top nebulizers for delivery of their medications. These potential advantages include:


                  ACCURACY. The superior engineering and patient-friendly design of the Premaire(TM) MSI System is intended to provide minimal dose to dose variability. Patients can therefore expect to consistently receive the correct therapeutic dose.


                  ENHANCED PATIENT COMPLIANCE. The pocket-size, portable Premaire(TM) MSI System unit is designed to combine the therapeutic benefits of nebulization with the convenience of pressurized metered dose inhalers. Drug delivery time is measured in seconds, as compared to 10 - 15 minutes or more for the typical nebulizer. Plus, the device is easy to operate and requires minimal coordination between actuation and inhalation for proper drug delivery. All of these features contribute to improved patient compliance resulting from proper administration of their respiratory medication.

                  INSPIRATORY FLOW RATE INDEPENDENCE. The Premaire(TM) MSI System is designed to achieve a consistent and significant level of drug deposition over a broad range of inspiratory flow rates. This is especially important in younger patients or in patients with compromised lung function (e.g., during an asthma attack).


                  VERSATILITY. Many asthma and COPD patients are taking multiple inhalation medications. The Premaire(TM) MSI System accommodates interchangeable drug cartridges, or dosators, to allow for the administration of a broad range of frequently used respiratory drugs in a single, simple to use delivery system. The system utilizes early warning mechanism to signal when the batteries need recharging. These user-friendly features result in a simplified dosing procedure for both patients and their caregivers.


                  ENVIRONMENTALLY-FRIENDLY. CFCs are associated with the reduction of the Earth's ozone layer, and are subject to worldwide regulations aimed at eliminating their production and use within the decade. The Premaire(TM) MSI System does not use CFCs or any other type of ozone depleting propellant.


                  ECONOMICAL. The Premaire(TM) MSI System offers significant value to the patient because it allows a single device to be used with a complete family of respiratory medications available in cost-effective interchangeable cartridges. The inhaler unit itself has a life of three years for a patient who uses it several times a day.

         THE PREMAIRE(TM)  DEVELOPMENT STRATEGY

         The Company is implementing a two-tier development strategy for the Premaire(TM) MSI System as described below:

                  DEVELOP AND COMMERCIALIZE FOUR NON-PATENTED INHALED RESPIRATORY MEDICATIONS. The Company, in collaboration with Chesapeake Biological Laboratories, is currently developing four widely used respiratory drugs for use in the Premaire(TM) MSI System. These include: albuterol sulfate, ipratropium bromide, cromolyn sodium and an inhaled bronchial steroid.

                  IDENTIFY CORPORATE PARTNERS. The Company plans to identify potential foreign marketing partner or partners for the four initial compounds in the Premaire(TM) MSI System. The Company plans to market albuterol, ipratropium, cromolyn and an inhaled steroid in the U.S. through the use of a planned specialty sales force. The Company is currently in the process of identifying potential marketing partners outside of the U.S. to cover major foreign markets.

                  The Company plans to sublicense the Premaire(TM) MSI System technology to pharmaceutical companies for use with new respiratory drugs/non-respiratory drugs. The Company is actively exploring out-licensing opportunities for developing new respiratory medications for the Premaire(TM) MSI System, as well as exploring expansion of the Premaire(TM) MSI for the pulmonary delivery of drugs to the bloodstream (e.g., insulin, morphine). Out-licensing, manufacturing and supply agreements with such companies would provide the Company with additional revenue sources.

EARLY STAGE RESEARCH PROJECTS

         As part of the Company's focus on later stage opportunities, the Company is seeking to out-license its portfolio of early stage medical research projects to companies that are committed to early stage biotechnology opportunities. This portfolio consists of opportunities within the Company's wholly-owned subsidiary, Ion, which are focused on development of new compounds for the treatment of cancer and other diseases. In addition, the Company has rights to potential products in the areas of human immunodeficiency virus ("HIV"), Acquired Immune Deficiency Syndrome ("AIDS") and prostrate cancer. These early stage technologies do not fit the emerging pharmaceutical company strategy. Consequently, the Company plans to outlicense these technologies while maintaining an interest in the technologies' promise without incurring the development costs associated with early stage research and development.

         RBC-CD4 ELECTROINSERTION TECHNOLOGY

         The  Company  is the  worldwide  licensee  of certain  technology  (the
"RBC-CD4 Electroinsertion Technology") relating to the electroinsertion of full-length CD4 protein into red blood cells for use as a potential therapeutic in the treatment of HIV that leads to AIDS. The electroinsertion process inserts CD4, the protein that serves as the binding site of the HIV virus, into a red blood cell. This altered cell complex acts as a decoy and is designed to cleanse the blood of infection by binding to and removing the HIV virus from circulation before it can infect other cells in the human immune system.

         The Company has signed an option agreement with a private investment group that had a prior interest in the RBC-CD4 Electroinsertion Technology, to sell the Company's rights to this HIV/AIDS technologies. As consideration for the option, the third party will fund an additional study related to the RBC-CD4 Electroinsertion Technology. In addition, the Company will retain a one-third interest in all future commercial and sublicensing results.

         LIPOSOME-CD4 TECHNOLOGY


         The Company is the worldwide licensee of certain technology (the "Liposome-CD4 Technology") relating to the incorporation of CD4 antigens into liposome bilayers and their use as a potential therapeutic agent in the treatment of HIV/AIDS. Liposome-CD4 Technology has been targeted by the Company at infections in the human lymphatic system, a major reservoir for infection not directly reached by blood circulation.

         The Company entered into a sublicense agreement in July 1996 with SEQUUS Pharmaceuticals, Inc. ("SEQUUS") for the continued development and commercialization of the Liposome-CD4 Technology. Under development by SEQUUS, a clinical formulation prototype has been chosen, a scaleable process to formulate Liposome-CD4 has been developed, CD4 from various constructs are being produced, and additional feasibility studies are currently underway.

         HIV/AIDS VACCINE


         The Company holds an exclusive worldwide license to a potential HIV/AIDS vaccine (the "HIV/AIDS Vaccine") and diagnostic test under development at the French Institute of Health and Medical Research ("INSERM"). This research project is headed by Professor Jean-Claude Chermann, one of the original Pasteur Institute discoverers of the HIV virus. The vaccine concept developed by Professor Chermann targets an antibody binding site or "epitope" which is on a region of the beta-2-microglobulin that is normally associated with the Class I major histocompatability molecule found on the surface of most human cells. It is believed that inducing an antibody to this epitope could either prevent the progression of existing HIV infection or entirely prevent infection of uninfected individuals. The Company believes this approach may also protect against both blood-born and sexual transmission of HIV. The Company's goal has been to develop an oral formulation that would make the vaccine potentially less costly and easier to distribute to a broad population.
         The Company is seeking a partner for this technology .

         UGIF TECHNOLOGY - PROSTATE CANCER


         The Company holds an exclusive worldwide license to a growth regulatory factor, termed Urogenital Sinus Derived Growth Inhibitory Factor ("UGIF/ps20"), which could serve as a potential prostate cancer therapy (the "UGIF Technology"). Identification of UGIF as a growth inhibitory factor for certain prostate cells was based upon laboratory studies conducted at Baylor Medical College. This work identifies the potential of UGIF for the treatment of prostate cancer and potentially other diseases of the prostate by elucidating mechanisms involved in the control of growth in the prostate. The Company is seeking a partner for this technology.

         ION PHARMACEUTICALS, INC. TECHNOLOGIES


         The Company, through its wholly-owned subsidiary, Ion, holds exclusive worldwide license rights to certain compounds and their uses for the treatment of conditions characterized by unregulated cell proliferation or cell growth and sickle cell anemia. Ion's intellectual property portfolio consists of clotrimazole ("CLT"), its metabolites and a number of proprietary new chemical entities co-owned by Ion termed the Trifens(TM). Such compounds have demonstrated promise in therapeutic applications for treating a number of conditions characterized by unregulated cell proliferation, such as cancer
(including multiple drug resistance cases) and certain proliferative dermatological conditions, as well as sickle cell anemia and secretory diarrhea. Ion acquired the Company's rights in the anti- proliferative technologies at the time of Ion's organization as a wholly-owned subsidiary of the Company in January 1996.

         The Company entered into a license arrangement with Imutec Pharma Inc. in November 1997. The arrangement licenses rights to a series of compounds for the treatment of cancer, Kaposi's sarcoma and actinic keratosis to a newly formed company, NuChem Pharmaceuticals, Inc. ("NuChem") for which Imutec Pharma will provide funding and management of the development program. The Company holds a 20% equity interest in NuChem. The Company is currently participating in discussions with certain third parties regarding the possibility of partnering or licensing the use of clotrimazole and the Trifens(TM) in the fields of sickle cell anemia and gastrointestinal disorders.

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

         A new drug may not be legally marketed for commercial use in the United States without Food and Drug Administration (the "FDA") approval. In addition, upon approval, a drug may only be marketed for the indications, in the formulations and at the dosage levels approved by the FDA. The FDA also has the authority to withdraw approval of drugs in accordance with applicable laws and regulations. Analogous foreign regulators impose similar approval requirements relating to commercial marketing of a drug in their respective countries and may impose similar restrictions and limitations after approval.

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

         The FDA approval process for a pharmaceutical product includes review of (i) chemistry and formulations, (ii) preclinical laboratory and animal studies, (iii) initial Investigational New Drug Application (the "IND") clinical studies to define safety and dose parameters, (iv) well-controlled IND clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of a New Drug Application (the "NDA"). Preclinical studies involve laboratory evaluation of the product and animal studies to assess activity and safety of the product. Products must be formulated in accordance with United States Good Manufacturing Procedures ("GMP") requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in animals. The results of the preclinical tests are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to granting the sponsor permission to conduct clinical studies in human subjects. Unless the FDA objects to an IND application, the application will become effective 30 days following its receipt by the FDA. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical studies.

         Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase I trials normally consist of testing the product in a small number of patient volunteers for establishing safety and pharmacokinetics using single and multiple dosing regiments. In Phase II, the continued safety and initial efficacy of the product are evaluated in a somewhat larger patient population, and appropriate dosage amounts and treatment intervals are determined. Phase III trials typically involve more definitive testing of the appropriate dose for safety and clinical efficacy in an expanded patient population at multiple clinical testing centers. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial phase. Each clinical study must be conducted under the auspices of an Institutional Review Board (the "IRB") at the institution performing the clinical study. The IRB is charged with protecting the safety of patients in trials and may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed. In addition, the FDA may order the temporary or permanent discontinuation of clinical trials at any time. The Company must rely on other persons and institutions to conduct these clinical studies.

         All the results of the preclinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of an NDA for approval to commence commercial distribution. The information contained in the DMF is also incorporated into the NDA. Submission of an NDA does not assure FDA approval for marketing. The application review process often required 12 months to complete. However, the process may take substantially longer if the FDA has questions or concerns about a product or studies regarding the product. In general, the FDA requires two adequate and controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional support may be required. The FDA also may request additional information relating to safety or efficacy, such as long-term toxicity studies. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application. Accordingly, there can be no assurance about any specific time frame for approval, if any, of products by the FDA or foreign regulatory agencies. Continued compliance with all FDA requirements and conditions relative to an approved application, including product specifications, manufacturing process, labeling and promotional material, and record keeping and reporting requirements, is necessary throughout the life of the product. In addition, failure to comply with FDA requirements, the occurrence of unanticipated adverse effects during commercial marketing or the result of future studies, could lead to the need for product recall or other FDA-initiated actions that could delay further marketing until the products or processes are brought into compliance.

         The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as compliant with GMP. Continued registration requires compliance with standards for GMP. In complying with GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure technical compliance. In addition, manufacturers must comply with the United States Department of Health and Human Services and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Environmental Protection Agency and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. Other regulatory agencies such as the Occupational Safety and Health Administration also monitor a manufacturing facility for compliance. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

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

PATENTS AND PROPRIETARY RIGHTS

         PREMAIRE(TM)  MSI SYSTEM PATENTS

         Under its agreement with Siemens AG for the technology underlying the Premaire(TM) MSI System, the Company is responsible for jointly financing and prosecuting the U.S. patent applications for the benefit of the owners and licensors of this technology. To date, one U.S. patent has issued, two U.S. patent applications are pending, and two international patent applications are pending.

         RBC-CD4 ELECTROINSERTION TECHNOLOGY PATENTS

         Under its license agreement for the RBC-CD4 Electroinsertion Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the owners and licensor of this technology. To date, two U.S. patent have issued, nine foreign patents have issued and two foreign patent applications are pending.

         LIPOSOME-CD4 TECHNOLOGY PATENTS

         Under its license agreement for the Liposome-CD4 Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the owners and licensors of this technology. Currently, one U.S. patent application is pending, one foreign patent application is pending and five foreign patent applications have issued.

         HIV/AIDS VACCINE PATENTS

         Under its license agreements for the HIV/AIDS Vaccine, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the licensor of this technology. Currently, one U.S. patent application is pending, and one international patent application and one European patent application has issued.

         UGIF TECHNOLOGY PATENTS

         Under its license agreement for the UGIF Technology, the Company is responsible for financing and prosecuting patent applications for the benefit of the licensor of this technology. Currently, two U.S. patents have issued, one U.S. patent application is pending, one international patent application is pending and one Canadian patent has issued.

         ION TECHNOLOGY PATENTS

         Under its license agreement for the anti-proliferative/growth regulatory technology, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the owners of this technology. To date, six U.S. patents have issued, five U.S. patent applications are pending and eight foreign patent applications are pending.

         Under its license agreement for the sickle cell technology, the Company is responsible for financing and jointly prosecuting patent applications for the benefit of the owners of this technology. To date, two U.S. patents have issued, four U.S. patent applications are pending and one international application is pending.

COMPETITION

         The Company will compete with approximately 25 other companies involved in developing and selling respiratory products for the U.S. market. Most of these companies possess financial and marketing resources and developmental capabilities substantially greater than the Company. Some of the products in development by other companies may be demonstrated to be superior to the Company's current or future products. Furthermore, the pharmaceutical industry is characterized by rapid technological change and competitors may complete development and reach the market place prior to the Company. The Company believes that competition in the respiratory category will be based upon several factors, including product efficacy, safety, reliability, availability, and price, among others.

RECENT BUSINESS DEVELOPMENTS

         ZAMBON OPTION AGREEMENT


         In April, 1998, the Company entered into an option agreement to form a strategic arrangement with Zambon Group SpA of Milan, Italy for the worldwide development and commercialization of drugs to treat respiratory disease with the Company's proprietary Metered Solution Inhaler ("MSI") system. Terms of the contemplated agreement will include an equity investment by Zambon in the Company, funding to develop four respiratory compounds for delivery in the MSI system, royalties, milestone payments, and retention by the Company of co-promotion rights for the respiratory drugs in the United States. The Company will continue to retain all rights to non-respiratory disease applications of the MSI system.

         The option agreement serves the basis upon which the parties will negotiate a definitive agreement. Zambon is making a $650,000 equity investment in the Company in connection with the signing of the option agreement.

         CONVERTIBLE PREFERRED STOCK OFFERING

         The Company completed a $1,250,000 6% redeemable convertible preferred stock offering with an investor group in April, 1998. Under the terms of this offering, the preferred stock must be redeemed at the time the Company concludes a definitive sub-license agreement on the MSI system or other financing.

         With proceeds from this transaction, the Company is making the DM 2,000,000 (approximately $1,100,000) payment to Siemens A.G. that was originally due in January 1998 under the terms of the MSI license agreement.

EMPLOYEES

         As of March 31, 1998, the Company employed 9 persons, five of whom are executive officers.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

         DEVELOPMENT STAGE COMPANY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT; GOING CONCERN OPINION

         The Company is in the development stage. The Company has been principally engaged to date in research, development and licensing efforts, and has experienced significant operating losses. The Company experienced operating losses of $9,489,139 and $7,008,889 for the fiscal years ended December 31, 1997 and 1996 and, as of December 31, 1997, the Company had an accumulated deficit of $36,077,790. The independent auditors' report dated February 13, 1998, except for Note 11 as to which the date is April 15, 1998, on the Company's consolidated financial statements stated that the Company has generated only minimal operating revenue, has incurred recurring operating losses and requires additional capital and that these conditions raise substantial doubt about its ability to continue as a going concern. The Company expects that it will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its product development activities. As a result, the Company anticipates significant additional operating losses for 1998 and that such losses will continue thereafter until such time, if ever, as the Company is able to generate sufficient revenues to sustain its operations.

         The Company's ability to achieve profitable operations is dependent in large part on regulatory approvals of its products. There can be no assurance that the Company will ever achieve such approvals or profitable operations.

         SIGNIFICANT LIQUIDITY RESTRAINTS

         The Company's cash available for funding its operations as of December 31, 1997 was $393,608. As of such date, the Company had trade payables of $887,782 and current research obligations of $470,768. In addition, committed and/or anticipated funding of research and development after December 31, 1997 is estimated at approximately $17,500,000. The Company will be required to obtain additional funds for its business through operations or equity or debt financings, collaborative arrangements with corporate partners or from other resources. No assurance can be given that these funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

         NEED FOR ADDITIONAL FINANCING; UNCERTAINTY OF OBTAINING ADDITIONAL FUNDING

         The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in out-licensing the early stage technology and developing the Premaire(TM) MSI System, the ability of the Company to establish and maintain collaborative arrangements with others and to comply with the terms thereof, receipt of payments due from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products.

         The Company needs to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to shareholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

         NO COMMERCIALIZATION OF PRODUCTS TO DATE

         The Company has not yet begun to generate revenues from the sale of products. The Company's products will require significant additional development, clinical testing and investment prior to commercialization. The Company does not expect regulatory approval for commercial sales of any of its products in the immediate future. There can be no assurance that such products will be successfully developed, proven to be safe and efficacious in clinical trials, able to meet applicable regulatory standards, able to obtain required regulatory approvals, or produced in commercial quantities at reasonable costs or be successfully commercialized and marketed.

         ROYALTY PAYMENT OBLIGATIONS

         The owners and licensors of the technology rights acquired by the Company are entitled to receive a certain percentage of all royalties and payments in lieu of royalties received by the Company from commercialization, if any, of products in respect of which the Company holds licenses. Accordingly, in addition to its substantial investment in product development, the Company will be required to make substantial payments to others in connection with revenues derived from commercialization of products, if any, developed under licenses the Company holds. Consequently, the Company will not receive the full amount of any revenues that may be derived from commercialization of products to fund ongoing operations.

         POTENTIAL LOSS OF RIGHTS UPON DEFAULT

         Under the terms of existing agreements, the Company is obligated to make certain payments to its licensors. In the event that the Company defaults on the payment of an installment under the terms of an existing licensing agreement, its rights thereunder could be forfeited. As a consequence, the Company could lose all rights under a license agreement to the related licensed technology, notwithstanding the total investment made through the date of the default. There can be no assurance that unforeseen obligations or contingencies will not deplete the Company's financial resources and, accordingly, sufficient resources may not be available to fulfill the Company's commitments.


         In this regard, in January, 1998 a payment of DM 2.0 million was due to Siemens AG under the terms of the agreement under which the Company hold the world-wide marketing rights to the Premaire(TM) MSI System. This payment was not made until April 15, 1998.

         RAPID TECHNOLOGICAL CHANGE; COMPETITION

         The medical field is subject to rapid technological change and innovation. Pharmaceutical and biomedical research and product development are rapidly evolving fields in which developments are expected to continue at a rapid pace. Reports of progress and potential breakthroughs are occurring with increasing frequency. There can be no assurance that the Company will have a competitive advantage in its fields of technology or in any of the other fields in which the Company may concentrate its efforts.

         The Company's success will depend upon its ability to develop and maintain a competitive position in the research, development and commercialization of products and technologies in its areas of focus. Competition from pharmaceutical, chemical, biomedical and medical companies, universities, research and other institutions is intense and is expected to increase. All, or substantially all, of these competitors have substantially greater research and development capabilities, experience, and manufacturing, marketing, financial and managerial resources. Further, acquisitions of competing companies by large pharmaceutical or other companies could enhance such competitors' financial, marketing and other capabilities. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or not commercially viable or that the Company will be able to keep pace with technological developments.

         GOVERNMENT REGULATION

         The Company's ongoing research and development projects are subject to rigorous FDA approval procedures. The preclinical and clinical testing requirements to demonstrate safety and efficacy in each clinical indication (the specific condition intended to be treated) and regulatory approval processes of the FDA can take a number of years and will require the expenditure of substantial resources by the Company. Delays in obtaining FDA approval would adversely affect the marketing of products to which the Company has rights and the Company's ability to receive product revenues or royalties. Moreover, even if FDA approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA, and a later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be established which could prevent or delay regulatory approval of the Company's products. Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval. The Company has no experience in manufacturing or marketing in foreign countries nor in matters such as currency regulations, import-export controls or other trade laws. To date, the Company has not received final regulatory approval from the FDA or any other comparable foreign regulatory authority in respect of any product or technology.

         RISKS INCIDENT TO PATENT APPLICATIONS AND RIGHTS

         The Company's success will depend in part on its ability to obtain patent protection for products and processes and to maintain trade secret protection and operate without infringing the proprietary rights of others. The degree of patent protection to be afforded to pharmaceutical, biomedical or medical inventions is an uncertain area of the law. There can be no assurance that the Company will develop or receive sublicenses or other rights related to proprietary technology which are patentable, that any patents pending will issue, or that any issued patents will provide the Company with any competitive advantages or will not be challenged by third parties. Furthermore, there can be no assurance that others will not independently duplicate or develop similar products or technologies to those developed by or licensed to the Company. If the Company is required to defend against charges of patent infringement or to protect its own proprietary rights against third parties, substantial costs will be incurred and the Company could lose rights to certain products and technologies.

         RELIANCE ON THIRD PARTIES; NO MARKETING OR MANUFACTURING CAPABILITIES

         The Company does not currently have its own sales force or an agreement with another pharmaceutical company to market the Company's products that are in development. When appropriate, the Company will attempt to build or otherwise acquire the necessary marketing capabilities to promote its products. There can be no assurance that the Company will have the resources available to build or otherwise acquire its own marketing capabilities, or that agreements with other pharmaceutical companies can be reached to market the Company's products on terms acceptable to the Company.

         In addition, the Company does not intend to manufacture its own products. While the Company has already entered into two manufacturing and supply agreements related to the Premaire(TM) MSI System Technology, there can be no assurance that these manufacturing and supply agreements will be adequate or that the Company will be able to enter into future manufacturing and supply agreements on terms acceptable to the Company.

         DEPENDENCE UPON OBTAINING HEALTHCARE REIMBURSEMENT

         The Company's ability to commercialize human therapeutic and diagnostic products may indirectly depend in part on the extent to which costs for such products and technologies are reimbursed by private health insurance or government health programs. The uncertainty regarding reimbursement may be especially significant in the case of newly approved products. There can be no assurance that reimbursement price levels will be sufficient to provide a return to the Company on its investment in new products and technologies.

         ADEQUACY OF PRODUCT LIABILITY INSURANCE

         The use of the Company's proposed products and processes during testing, and after approval, may entail inherent risks of adverse effects which could expose the Company to product liability claims and associated adverse publicity. Although the Company currently maintains general liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. The Company currently maintains clinical trial product liability insurance of $2.0 million per event for certain clinical trials and intends to obtain insurance for future clinical trials of products under development. There can be no assurance, however, that the Company will be able to obtain or maintain insurance for any future clinical trials. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. A successful claim brought against the Company in excess of the Company's insurance coverage would have a material adverse effect upon the Company and its financial condition. The Company intends to require its licensees to obtain adequate product liability insurance. However, there can be no assurance that licensees will be able to maintain or obtain adequate product liability insurance on acceptable terms or that such insurance will provide adequate coverage against all potential claims.

         POTENTIALLY LIMITED TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE.

         The Common Stock is listed for trading on American Stock Exchange (the "AMEX") under the symbol ("SHM"). The Company does not presently satisfy the listing criteria of the AMEX, including the AMEX requirement that a listed company that has sustained losses from operations and/or net losses in three of its four most recent fiscal years have stockholders' equity of at least $4,000,000. The Company has sustained net losses for its four most recent fiscal years and, at December 31, 1997, had stockholders' deficit of $(4,637,251). The failure to meet the AMEX listing criteria may result in the Common Stock no longer being eligible for listing on the AMEX and trading, if any, of the Common Stock would thereafter be conducted in the over-the-counter market. If the Company's Common Stock were to be delisted from the AMEX, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         In the event of the delisting of the Company's Common Stock from the AMEX, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks (i.e., by AMEX delisting), the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

         VOLATILITY OF MARKET PRICE OF SECURITIES

         The market price of securities of firms in the biotechnology/pharmaceuticals industries have tended to be volatile. Announcements of technological innovations by the Company or its competitors, developments concerning proprietary rights and concerns about safety and other factors may have a material adverse effect on the Company's business or financial condition. The market price of the Common Stock may be significantly affected by announcements of developments in the medical field generally or the Company's research areas specifically. The stock market has experienced volatility in market prices of companies similar to the Company that has often been unrelated to the operating results of such companies. This volatility may have a material adverse effect on the market price of the Common Stock.

         OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES; DILUTION

         As of December 31, 1997, the Company had reserved approximately 4,781,290 shares of its Common Stock for issuance upon exercise of outstanding, options, warrants and other securities convertible into shares of its Common Stock, including shares of Common Stock issuable upon the exercise of options and warrants held by officers and directors of the Company. In addition as of December 31, 1997, the Company had $1,551,000 principal amount of Convertible Debentures and 25,000 shares of Series A Convertible Series A Preferred Stock outstanding. Each of the convertible securities provide for conversion into shares of Common Stock of the Company at a discount to the market. The Company has filed registration statements with the Commission covering the resale of substantially all of the shares of Common Stock underlying such options, warrants and other securities. The exercise of options and outstanding warrants, the conversion of such other securities and sales of Common Stock issuable thereunder could have a significant dilutive effect on the market price of shares of the Company's Common Stock and could materially impair the Company's ability to raise capital through the future sale of its equity securities.

         AUTHORIZATION OF SERIES A PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company and preventing shareholders from receiving a premium for their shares in connection with a change of control. Except for the issuance of shares of the Company's Series A Cumulative Convertible Redeemable Preferred Stock that occurred in connection with the consummation of a private placement in February 1997, the Company has no present intention to issue any shares of its preferred stock; however, there can be no assurance that the Company will not issue additional shares of its preferred stock in the future.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 425 South Woodsmill Road, St. Louis, Missouri 63017. These premises consist of approximately 4,521 square feet subject to a lease that expires September 14, 2002. The monthly rent for these premises is $9,042. The Company also maintains a small office at 37 S. Main Street, Pittsford, New York (for a monthly rent of $800). The lease on the Pittsford office expires in less than a year. The Company maintains no laboratory, research or other facilities, but conducts research and development in outside laboratories under contracts with universities. The Company believes that its existing office arrangements will be adequate to meet its reasonably foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in DR. BONNIE S. DUNBAR V. E/J DEVELOPMENT CORPORATION, U-TECH MEDICAL CORPORATION, SHEFFIELD MEDICAL TECHNOLOGIES, INC. AND DOUGLAS R. EGER, No. 97-28899, in the District Court of Harris County, Texas (133rd Judicial District). The plaintiff in this action asserts breach of contract, fraud and a claim for quantum meruit relating principally to certain stock options exercisable for a total of 40,000 shares of Common Stock issued in 1992 and 1993 to the plaintiff in consideration of consulting and research services provided to the Company. The plaintiff served as the principal investigator at Baylor College of Medicine in Houston, Texas on an ovarian cancer research project that was funded for several years by the Company. The plaintiff seeks actual damages against Sheffield and the other defendants, including Douglas R. Eger, a former Chairman of the Company, together with punitive damages, attorneys' fees, costs and expenses of the lawsuit, and pre- and post-judgment interest. The Company has denied the plaintiff's allegations and is vigorously contesting this action. This action is currently in the discovery phase. The Company and the plaintiff have engaged in settlement discussions, but no agreement has been reached to date. The Company is currently unable predict the likely outcome of this action. However, an unfavorable decision could have a material adverse effect on the business and financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth the high and low sale prices of the Company's Common Stock on the American Stock Exchange (the "AMEX") for the periods indicated.

1997                                              HIGH          LOW
                                                  ----          ---

        Fourth Quarter......................     $2.50        $1.125
        Third Quarter.......................     $3.00         $2.00
        Second Quarter......................    $3.375         $2.25
        First Quarter.......................     $3.75        $2.625
1996:
        Fourth Quarter......................    $4.125        $3.125
        Third Quarter.......................    $4.625       $3.0625
        Second Quarter......................     $6.50         $4.00
        First Quarter.......................     $6.75       $3.5625



         The closing  sale price for the  Company's  Common Stock on the AMEX on
March  31,  1998  was  $0.6875  per  share.  At  March  31,  1998,   there  were
approximately 390 holders of record of the Company's Common Stock.


         The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Company's Series A Cumulative Convertible Redeemable Preferred Stock generally prohibit the payment of cash dividends and other distributions on the Company's Common Stock unless full cumulative stock dividends on shares of such Series A Common Stock have been paid or declared in full.

         The following unregistered securities were issued by the Company during the quarter ended December 31, 1997:


                                                      Number of Shares
                                                       Sold/Issued/               Offering/
       Date of               Description of          Subject to Options         Exercise Price
    Sale/Issuance          Securities Issued             or Warrants             per share ($)         Purchaser or Class

October 1997                  Common Stock                 92,895                    1 7/8          Holders of Series A
                                                                                                    Preferred Stock

November -                   Stock Options                 146,000               1 1/2 - 4 1/2      Issuances to employees
December 1997                                                                                       pursuant to 1993 Stock
                                                                                                    Option Plan

December 1997                 Common Stock                 44,769                   1 3/16          Holders of Series A
                                                                                                    Preferred Stock



The issuance of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6. SELECTED FINANCIAL DATA


                         SELECTED FINANCIAL INFORMATION
                    (IN DOLLARS, EXCEPT PER SHARE INFORMATION

                                                                    YEARS ENDED DECEMBER 31,

                                          1997               1996               1995            1994                1993
                                      ------------------------------------------------------------------------------------

STATEMENT OF
OPERATIONS
DATA:

Sublicense and                        $    556,914      $    673,664      $     80,610      $     63,290      $    81,671
  interest income


Operating costs and
  expenses

Research and                             5,379,193         3,841,818         4,424,154         3,989,838        2,134,330
  development

General and                              4,666,859         3,840,735         3,044,173         2,393,082        1,823,631
  administrative

     Total operating                    10,046,052         7,682,553         7,468,327         6,382,920        3,957,961
       costs and expenses


Loss from operations                  $ (9,489,138)     $ (7,008,889)     $ (7,387,717)     $ (6,319,630)     $(3,876,290)


Loss per share of common stock -      $      (0.80)     $      (0.65)     $      (0.90)     $      (0.96)     $     (0.75)
  basic



Weighted average common shares          11,976,090        10,806,799         8,185,457         6,596,227        5,169,830
  outstanding



BALANCE SHEET DATA:

Working capital (net)                 $   (837,564)     $  1,433,773      $  1,585,675      $   (799,629)     $ 1,570,183


Total assets                               689,937         2,773,884         2,221,050           371,073        1,834,560


Long-term obligations and                4,019,263            27,206              --                --               --
  redeemable preferred stock

Accumulated deficit                    (36,157,290)      (26,588,652)      (19,579,763)      (12,192,046)      (5,872,416)

Shareholders' equity (net capital       (4,637,251)        1,695,837         1,792,363          (573,853)       1,673,113
deficiency)


No cash dividends have been paid for any of the periods presented.


Net loss per share is based upon the weighted average number of common and certain common equivalent shares outstanding.


See consolidated financial statements and accompanying footnotes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, RISKS SET FORTH ABOVE UNDER BUSINESS - CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES".

         THE DISCUSSION AND ANALYSIS BELOW SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES TO FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated on January 13, 1992 and was liquidated on June 30, 1997. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997.

     The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue and requires additional capital which the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on research, development and unproven technology that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1998 is dependent upon obtaining additional financing. Until such financing is obtained, the Company must rely on short-term loans from its officers in order to meet certain of its obligations.


FISCAL YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

         In  1997,  the  Company  signed a  sub-license  agreement  for  certain early-stage technologies and earned sub-license fees that are included in revenue. Interest income was $56,914 for the year ended December 31, 1997 compared to $163,664 and $80,610 for the years ended December 31, 1996 and 1995, respectively. The decrease in 1997 interest income of $106,750 compared to 1996 was due primarily to use of funds available for investment as a result of the acquisition of the Premaire(TM) MSI System from Siemens AG. The increase in 1996 interest income of $83,054, compared to 1995, was due primarily to the increase in the amount of funds available for investment as the result of the completion of the Company's warrant discount program completed in 1996, which raised total gross proceeds of $5.6 million.

         Research and product development expenses were $3,729,193 for the year ending December 31, 1997 compared to $3,841,818 and $4,424,154 for the years ended December 31, 1996 and 1995, respectively. The 1997 decrease of $112,625 was attributable to the winding down of the early-stage technology projects. In 1997, the Company entered into two (2) major research and development agreements. The Company sub-licensed certain technology to a subsidiary of Imutec Pharma Inc. in exchange for cash, milestone payments, transfer of research expenses to Imutec and a twenty percent (20%) ownership interest upon commercialization. The Siemens AG agreement, and related development expenses incurred relative to the Premaire(TM) MSI System, resulted in funds expended of a total of $1,800,440 in 1997. The 1996 decrease of $582,336 in research and development costs were attributable to negotiating extensions of two major Sponsored Research Agreements signed in October 1996 and the winding down of the RBC-CD4 Electroinsertion Technology project, partially offset by the increased development of the Ion Anti-Proliferative technology projects.

         General and administrative expenses were $4,627,567 for the year ending December 31, 1997 compared to $3,831,204 and $2,979,437 for the years ended December 31, 1996 and 1995, respectively. The 1997 increase of $796,363 was primarily due to an increased number management salaries resulting from the Camelot acquisition, compensation expense associated with extension of certain option and warrant agreements, and expenses related to the two financings completed during the year. The 1996 increase of $851,767 primarily resulted from the one-time cashless exercise of options and warrants by a former employee of the Company, totaling $562,912, and private placement professional fees relating to Ion.

         Acquisition of in-process technology charges of $1,650,000 relate to the April 25, 1997 acquisition of Camelot Pharmacal, L.L.C.

         Interest expense was $39,292 for the year ending December 31, 1997 compared with $9,531 and $64,736 for the years ended December 31, 1996 and 1995, respectively. The 1997 increase of $29,761 was attributable to the 6% convertible debentures issued during the year. The 1996 decrease of $55,205 was due to satisfaction in full of the Company's $550,000 loan from SMT Investment Partnership in 1995.

         As a result of the above, net loss for 1997 was $9,489,138 compared to $7,008,889 and $7,387,717 for the years ending December 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has financed its operations primarily through the sale of securities, from which it has raised an aggregate of approximately $28 million through December 31, 1997. On February 28, 1997, the Company closed a private offering of 35,000 shares of its 7% Series A Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $3.5 million. The proceeds of this offering were used to fund research and development, patent prosecution and for working capital and general corporate purposes.

         In addition, in April 1998 the Company completed two agreements that provided additional capital. The first provided the Company with $650,000 in gross proceeds from the sale of the Company's Common Stock. The second provided the Company with $1,250,000 in gross proceeds from the sale of the Company's Series B Convertible Redeemable Preferred Stock.

         From inception through December 31, 1997, the Company earned $453,827 in interest on cash, cash equivalents and short-term investments. The Company invests excess cash in cash equivalents and short-term investments in a cash management account that invests in U.S. government securities and high grade corporate investments.

         Net cash used in development stage activities was $6,677,405 for the year ended December 31, 1997 compared with $6,043,876, $7,541,937 and
$30,198,450 for the years ended December 31, 1996 and 1995, and from inception in 1986 through 1997, respectively. Cash of $3,284,812, $6,420,834, $9,346,901 and $27,955,005 was provided by the issuance of securities in 1997, 1996, 1995 and from inception in 1986 through 1997, respectively.

         The Company's total assets were $689,937 at December 31, 1997 compared with $2,773,884 at December 31, 1996. The 1997 decrease of $2,083,947 was primarily attributable to expenditures related to the acquisition and development of the Premaire(TM) MSI System technology. The Company's liabilities at December 31, 1997, consisting of accounts payable, sponsored research, capital lease obligations and the 6% convertible debenture, were $2,938,425 compared with $1,078,047 at December 31, 1996.

         The Company spent approximately $19.3 million through December 31, 1997 to fund certain ongoing technology research projects and expects to incur additional costs in the future, including costs relating to its ongoing sponsored research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights to can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

         Because the Company does not expect to generate significant cash flows from operations for at least several years, the Company believes it will require additional funds to meet future costs. The Company will attempt to meet its capital requirements with existing cash balances and through additional public or private offerings of its securities, debt financing, and collaboration and licensing arrangements with other companies. There can be no assurance that the Company will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to the Company, if at all. The Company's development programs may be curtailed if future financings are not completed.

         The table below indicates (i) the Company's direct research and development expenses by project for the fiscal year ended December 31, 1997 and from the Company's inception to December 31, 1997, (ii) the Company's current estimate by project of committed and/or anticipated funding requirements after December 31, 1997 and (iii) revenues received to date by project.

                    DIRECT RESEARCH AND DEVELOPMENT EXPENSES
                                  (IN DOLLARS)

  R&D PROJECT                 Fiscal year     Inception to    Committed and/or    Revenue
                            ended 12/31/97      12/31/97      Anticipated R&D     Received
                                                               Funding After
                                                                 12/31/97*
Multi-Dose Solution Inhaler     1,800,440      1,944,848       17,500,000**           0
  (MSI System)
Ion Pharmaceuticals,            1,014,031      4,822,595                0       510,000
  Inc. Technologies
RBC-CD4 Electroinsertion           15,760      6,254,185                0             0
Technology
 Liposome-CD4 Technology                0      2,322,322                0       500,000
HIV/AIDS Vaccine                  137,500      1,211,618                0             0
UGIF Technology                   120,036        223,437                0             0
Membrane Attack Complex           243,744        365,618                0             0
(MAC)/Complement
  Technology


-----------------

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

     ** Will be zero dollars in the event Zambon exercises its option agreement on the MSI respiratory applications.


         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Additionally, the cost of the Year 2000 problem will have no material impact on the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 ("Regulation 14A").

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than April 30, 1998 pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following Financial Statements are included:
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                    December 31, 1997 and 1996
                  Consolidated Statements of Operations for the years
                    ended December 31, 1997, 1996 and 1995 and for the period October 17, 1986 (inception) to
                    December 31 1997
                  Consolidated Statements of Stockholders' Equity (net
                    capital deficiency) for the period from October 17, 1986 (inception) to December 31 1997
                  Consolidated Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995 and for the period from October 17, 1986 (inception) to December 31 1997
                  Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

                  All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits:



           NO.                                                                                           REFERENCE

           3.1               Certificate of Incorporation of the Company, as amended                        (4)

           3.2               By-Laws of the Company                                                         (4)

           4.1               Form of Common Stock Certificate                                               (2)

           4.2               Certificate of Designation defining the powers, designations,                  (7)
                             rights, preferences, limitations and restrictions applicable to the
                             Company's Series A Cumulative Convertible Redeemable
                             Preferred Stock

           10.1              Employment Agreement dated as of October 1, 1995 between                       (2)
                             the Company and Douglas R. Eger

           10.2              Employment Agreement dated as of September 7, 1995                             (2)
                             between the Company and George Lombardi

           10.3              Amendment dated as of September 22, 1996 to Employment                         (7)
                             Agreement dated as of September 7, 1995 between the
                             Company and George Lombardi

           10.4              Employment Agreement dated as of March 28, 1996 between                        (2)
                             the Company and Michael Zeldin

           10.5              Amendment dated June 6, 1996 to Employment Agreement                           (7)
                             dated as of March 28, 1996 between the Company and Michael
                             Zeldin

           10.6              Employment Agreement dated as of June 6, 1996 between the                      (3)
                             Company and Thomas M. Fitzgerald

          10.65              Employment Agreement dated as of November 17, 1997                             (1)
                             between the Company and Judy Roeske Bullock

           10.7              Agreement of Sublease dated as of November 17, 1995                            (2)
                             between the Company and Brumbaugh Graves Donohue &
                             Raymond relating to 30 Rockefeller Plaza, Suite 4515, New
                             York, New York

           10.8              1993 Stock Option Plan, as amended                                             (1)

           10.9              1993 Restricted Stock Plan, as amended                                         (2)

          10.10              1996 Directors Stock Option Plan                                               (7)

          10.11              Agreement and Plan of Merger among the Company, Camelot                        (6)
                             Pharmacal, L.L.C., David A. Byron, Loren G. Peterson and
                             Carl Siekmann dated April 25, 1997

          10.12              Employment Agreement dated as of April 25, 1997 between the                    (6)
                             Company and David A. Byron

          10.13              Employment Agreement dated as of April 25, 1997 between                        (6)
                             the Company and Loren G. Peterson

          10.14              Employment Agreement dated as of April 25, 1997 between the                    (6)
                             Company and Carl Siekmann

          10.15              Form of the Company's 6% Convertible Subordinated                              (8)
                             Debentures due September 22, 2000.



           NO.                                                                                           REFERENCE

           10.16             Lease dated August 18, 1997 between Corporate Center, L.L.C.                   (5)
                             and the Company relating to the lease of office space in St.
                             Louis, Missouri.

           10.17             Assignment and License Agreement dated as of December 3,                       (9)
                             1997 between 1266417 Ontario Limited and Ion
                             Pharmaceuticals, Inc. (portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

          10.18              Sub-License Agreement dated as of December 3, 1997                             (9)
                             between 1266417 Ontario Limited and Ion Pharmaceuticals,
                             Inc. (portions of this exhibit are omitted and were filed
                             separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the
                             Securities Exchange Act of 1934, as amended).

          10.19              Severance Agreement dated December 24, 1997 between the                        (1)
                             Company and Douglas R. Eger.

          10.20              Severance Agreement dated October 15, 1997 between the                         (1)
                             Company and George Lombardi.

            21               Subsidiaries of Registrant                                                     (1)

           23.1              Consent of Ernst & Young LLP                                                   (1)

           23.2              Consent of KPMG Peat Marwick LLP                                               (1)

            27               Financial Data Schedule                                                        (1)



----------------------------
(1) Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-38327) filed with the Securities and Exchange Commission on October 21, 1997.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1997.

(b) Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 17, 1997 relating to the Company's sale of certain patent and other proprietary interests.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SHEFFIELD PHARMACEUTICALS, INC.



Dated: April 15, 1998                   /s/ Loren G. Peterson
                                        ------------------------------
                                        Loren G. Peterson
                                        President and Chief Executive Officer


                                POWER OF ATTORNEY

         Sheffield Pharmaceuticals, Inc. and each of the undersigned do hereby appoint Loren G. Peterson and Thomas Fitzgerald and each of them severally, its or his or her true and lawful attorney to execute on behalf of Sheffield Pharmaceuticals, Inc. and the undersigned any and all amendments to this Annual Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

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



                 Signature                                       Title                                  Date
                 ---------                                       -----                                  ----


/s/ Thomas M. Fitzgerald                      Chairman and Director                                April 15, 1998
--------------------------------------
         Thomas M. Fitzgerald


/s/ Loren G. Peterson                         Director, President and Chief                        April 15, 1998
--------------------------------------        Executive Officer
         Loren G. Peterson


/s/ John M. Bailey                            Director                                             April 15, 1998
--------------------------------------
         John M. Bailey



/s/ Digby W. Barrios                          Director                                             April 15, 1998
--------------------------------------
         Digby W. Barrios



/s/ Douglas R. Eger                           Director                                             April 15, 1998
--------------------------------------
         Douglas R. Eger


/s/ Judy Roeske Bullock                       Vice President, Chief                                April 15, 1998
--------------------------------------        Financial Officer,
         Judy Roeske Bullock                  Treasurer and Secretary (Chief Financial
                                              and Chief Accounting Officer)



                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


                                Table of Contents


                                                                            Page
                                                                            ----

Consolidated Financial Statements

      Reports of Independent Auditors .....................................F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1996.........F-4

      Consolidated  Statements of  Operations
           for the three years in the period
           ended December 31, 1997 and for the period from
           October 17, 1986 (inception) to December 31, 1997 ..............F-5

      Consolidated Statements of Stockholders'
           Equity (Net Capital  Deficiency)
           for the period from October 17, 1986 (inception) to
           December 31, 1997 ..............................................F-6

      Consolidated  Statements  of Cash Flows
           for the three  years in the period
           ended December 31, 1997 and for the period from
           October 17, 1986 (inception) to December 31, 1997...............F-7

      Notes to Consolidated Financial Statements ..........................F-8

                         Report of Independent Auditors



The Board of Directors and Stockholders
Sheffield Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sheffield Pharmaceuticals, Inc. (formerly known as Sheffield Medical Technologies Inc.) and subsidiaries (a development stage enterprise) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997 and for the period October 17, 1986 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 1993, and for the period October 17, 1986 (inception) through December 31, 1993, were audited by other auditors whose report dated February 11, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph that stated that the Company's "recurring losses and net deficit position raise substantial doubt about its ability to continue as a going concern. The 1993 financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements for the period October 17, 1986 (inception) through December 31, 1993 include cumulative net losses of
$5,872,416. Our opinion on the consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for the period October 17, 1986 (inception) through December 31, 1997, insofar as it relates to amounts for prior periods through December 31, 1993, is based solely on the report of other auditors.

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

In our opinion, based on our audits, and for the period October 17, 1986 (inception) through December 31, 1993, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sheffield Pharmaceuticals, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and the period from October 17, 1986 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Sheffield Pharmaceuticals, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal operating revenue, has incurred recurring operating losses and requires additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Princeton, New Jersey
February 13, 1998 except for Note 11
 as to which the date is April 15, 1998

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



Houston, Texas
February 11, 1994

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                                                                                                               December 31,
                                                                                                          1997             1996
                                                                                                      ------------     ------------
                                                                    Assets
Current assets:
          Cash and cash equivalents                                                                   $    393,608     $  1,979,871
          Marketable securities                                                                               --            460,768
          Loan receivable - former officer                                                                  80,000             --
          Prepaid expenses and other current assets                                                         47,378           43,975
                                                                                                      ------------     ------------
               Total current assets                                                                        520,986        2,484,614
                                                                                                      ------------     ------------

Property and equipment:
          Laboratory equipment                                                                             185,852          185,852
          Office equipment                                                                                 142,562           89,019
          Leasehold improvements                                                                              --             61,390
                                                                                                      ------------     ------------
                                                                                                           328,414          336,261
          Less accumulated depreciation and amortization                                                   185,201          162,007
                                                                                                      ------------     ------------
               Net property and equipment                                                                  143,213          174,254
                                                                                                      ------------     ------------

Segregated cash                                                                                               --             75,000
Other assets                                                                                                25,738           40,016
                                                                                                      ------------     ------------
               Total assets                                                                           $    689,937     $  2,773,884
                                                                                                      ============     ============

                              Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current liabilities:
          Accounts payable and accrued liabilities                                                    $    887,782     $    446,965
          Sponsored research payable                                                                       470,768          580,157
          Capital lease obligation-current portion                                                            --             23,719
                                                                                                      ------------     ------------
               Total current liabilities                                                                 1,358,550        1,050,841

Capital lease obligation - non-current portion                                                                --             27,206

6% convertible subordinated debenture                                                                    1,551,000             --
Interest Payable on 6% convertible subordinated debenture                                                   28,875             --

Cumulative convertible redeemable preferred stock, $.01 par value.  Authorized,
          3,000,000 shares; issued and outstanding, 25,000 and 0 shares at
          December 31, 1997 and 1996, respectively                                                       2,468,263             --
Additional paid-in capital associated with cumulative convertible
          redeemable preferred stock                                                                     2,249,145             --
Stock dividends payable on preferred stock                                                                 139,368             --

Commitments and contingencies

Stockholders' equity (net capital deficiency):
          Common stock, $.01 par value.  Authorized, 50,000,000 shares;
                  issued and outstanding, 12,649,539 and 11,388,274
                  shares at December 31, 1997 and 1996, respectively                                       126,495          113,883
          Notes receivable in connection with sale of stock                                                (72,600)        (110,000)
          Additional paid-in capital                                                                    31,386,644       28,319,838
          Unrealized loss on marketable securities                                                            --            (39,232)
          Deficit accumulated during development stage                                                 (36,157,290)     (26,588,652)
                                                                                                      ------------     ------------
                                                                                                        (4,716,751)       1,695,837
                                                                                                      ------------     ------------
               Total liabilities and stockholders' equity (net capital deficiency)                    $    689,937     $  2,773,884
                                                                                                      ============     ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Operations
     For the years ended December 31, 1997, 1996 and 1995 and for the period from October 17, 1986 (inception) to December 31, 1997

                                                                                                                    October 17, 1986
                                                                                 Years ended                         (inception) to
                                                                                 December 31,                         December 31,
                                                              --------------------------------------------------      ------------
                                                                   1997              1996               1995              1997
                                                              ------------       ------------       ------------      ------------
Revenues:
      Sub-license revenue                                     $    500,000       $    510,000       $       --        $  1,010,000
      Interest income                                               56,914            163,664             80,610           453,827
                                                              ------------       ------------       ------------      ------------

      Total revenue                                                556,914            673,664             80,610         1,463,827

Expenses:
      Acquisition of R & D in-process
           technology                                            1,650,000               --                 --           1,650,000
      Research and development                                   3,729,193          3,841,818          4,424,154        19,252,390
      General and administrative                                 4,627,567          3,831,204          2,979,437        16,522,259
      Interest                                                      39,292              9,531             64,736           159,755
                                                              ------------       ------------       ------------      ------------
      Total expenses                                            10,046,052          7,682,553          7,468,327        37,584,404
                                                              ------------       ------------       ------------      ------------

Loss before extraordinary item                                  (9,489,138)        (7,008,889)        (7,387,717)      (36,120,577)
Extraordinary item                                                    --                 --                 --              42,787

                                                              ============       ============       ============      ============
Net loss                                                      $ (9,489,138)      $ (7,008,889)      $ (7,387,717)     $(36,077,790)
                                                              ============       ============       ============      ============

Acretion of mandatorily redeemable preferred stock            $    (79,500)                                           $    (79,500)
                                                              ------------                                            ------------
Net loss - attributable to common shares                      $ (9,568,638)                                           $(36,157,290)
                                                              ============                                            ============

Loss per share of common stock - basic:
Loss before extraordinary item                                $      (0.80)      $      (0.65)      $      (0.90)     $      (7.30)
Extraordinary item                                                    --                 --                 --                0.01
                                                              ============       ============       ============      ============
Basic net loss per share                                      $      (0.80)      $      (0.65)      $      (0.90)     $      (7.29)
                                                              ============       ============       ============      ============


Weighted average common shares
      outstanding - basic:                                      11,976,090         10,806,799          8,185,457         4,946,268
                                                              ============       ============       ============      ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
      For the period from October 17, 1986 (inception) to December 31, 1997


                                                                Noted                  Unrealized       Deficit       Total
                                                              receivable               gain (loss)    accumulated   stockholders'
                                                            in connection  Additional      on           during        equity
                                                 Common        with sale     paid-in    marketable    development  (Net capital
                                                 stock         of stock      capital    securities       stage      deficiency)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at October 17, 1986                           --            --            --           --            --
Common stock issued                           $ 11,288,329          --    $    254,864         --            --      11,543,193
Common stock options issued                           --            --          75,000         --            --          75,000
Net loss                                              --            --            --           --     (12,192,046)  (12,192,046)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1994                    11,288,329          --         329,864         --     (12,192,046)     (573,853)
Reincorporation in Delaware at $.01 par value  (11,220,369)         --      11,220,369         --            --            --
Common stock issued                                 27,656          --       9,726,277         --            --       9,753,933
Net loss                                              --            --            --           --      (7,387,717)   (7,387,717)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1995                        95,616          --      21,276,510         --     (19,579,763)    1,792,363
Common stock issued                                 18,267          --       7,043,328         --            --       7,061,595
Common stock subscribed                               --        (110,000)         --           --            --        (110,000)
Unrealized loss on marketable securities              --            --            --        (39,232)         --         (39,232)
Net loss                                              --            --            --           --      (7,008,889)   (7,008,889)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1996                       113,883      (110,000)   28,319,838      (39,232)  (26,588,652)    1,695,837
Issuance of common stock in connection with
  acquisition of Camelot Pharmacal, L.L.C            6,000          --       1,644,000         --            --       1,650,000
Common stock issued                                  6,612        37,400     1,041,750         --            --       1,085,762
Common stock options and warrants issued              --            --         165,868         --            --         165,868
Common stock options extended                         --            --         215,188         --            --         215,188
Acretion of Issuance costs for
  cumulative convertible redeemable
  preferred stock                                                                                        (179,500)     (179,500)
Unrealized gain on marketable securities              --            --            --         39,232          --          39,232
Net loss                                              --            --            --           --      (9,489,138)   (9,489,138)
                                              ============  ============  ============ ============  ============  ============
Balance at December 31, 1997                  $    126,495  $    (72,600) $ 31,386,644 $       --    $(36,157,290) $ (4,716,751)
                                              ============  ============  ============ ============  ============  ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
     For the years ended December 31, 1997, 1996 and 1995 and for the period from October 17, 1986 (inception) to December 31, 1997

                                                                                                                    October 17, 1986
                                                                                       Years ended                  (inception) to
                                                                                       December 31,                  December 31,
                                                                       ------------------------------------------   ------------
                                                                           1997           1996            1995          1997
                                                                       ------------   ------------   ------------   ------------
Cash outflows from development stage activities and
   extraordinary gain:
      Loss before extraordinary item                                   $ (9,489,138)  $ (7,008,889)  $ (7,387,717)   (36,120,577)
     Extraordinary gain on extinguishment of debt                              --             --             --           42,787
                                                                       ------------   ------------   ------------   ------------
       Net loss                                                          (9,489,138)    (7,008,889)    (7,387,717)   (36,077,790)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for services          381,056        640,762        357,032      1,922,059
     Non-cash interest expense                                               28,875           --           50,000         78,875
     Write-off of in-process technology                                   1,650,000           --             --        1,650,000
     Securities aquired under sub-license agreement                            --         (500,000)          --         (500,000)
     Issuance of common stock for intellectual property rights                 --             --             --          866,250
     Amortization of organizational and debt issuance costs                    --             --             --           77,834
     Depreciation and amortization                                           84,584         71,652         47,992        246,591
     Increase in debt issuance and organizational costs                        --             --             --          (77,834)
     Loss realized on sale of marketable securities                         324,915           --             --          324,915
     Decrease (increase) in prepaid expenses and other current assets        (3,403)       109,810        (88,618)      (106,419)
     Decrease (increase) in other assets                                     14,278         44,354         (4,387)        33,303
     Increase (decrease) in accounts payable, accrued liabilities           440,817        245,680       (375,785)       310,712
     Increase (decrease) in sponsored research payable                     (109,389)       352,755       (140,454)     1,047,838
                                                                       ------------   ------------   ------------   ------------
       Net cash used by development stage activities                     (6,677,405)    (6,043,876)    (7,541,937)   (30,198,450)
                                                                       ------------   ------------   ------------   ------------
Cash flows from investing activities:
     Proceeds on sale of marketable securities                              175,085           --             --          175,085
     Acquisition of laboratory and office equipment                         (53,543)       (51,136)       (24,517)      (317,352)
     Decrease (increase) in segregated cash                                  75,000        (75,000)          --             --
     Increase in notes receivable in connection with sale of stock             --         (240,000)          --         (240,000)
     Increase in loan receivable - former officer                           (80,000)          --             --          (80,000)
     Payments of notes receivable                                            37,400        130,000           --          167,400
     Purchase of Camelot Pharmacal, L.L.C.,
       net of cash acquired                                                 (46,687)          --             --          (46,687)
                                                                       ------------   ------------   ------------   ------------
       Net cash provided (used) by investing activities                     107,255       (236,136)       (24,517)      (341,554)
                                                                       ------------   ------------   ------------   ------------
Cash flows from financing activities:
     Principal payments under capital lease                                 (50,925)       (21,528)          --          (72,453)
     Conversion of convertible, subordinated notes                             --             --             --          749,976
     Proceeds from issuance of convertible debenture                      1,750,000           --          550,000      2,300,000
     Proceeds from issuance of common stock                                    --             --        7,699,574     13,268,035
     Proceeds from issuance of preferred stock                            3,284,812           --             --        3,284,812
     Proceeds from exercise of stock options                                   --          471,550        866,127      1,337,677
     Proceeds from exercise of warrants                                        --        5,949,284        231,200     10,064,481
                                                                       ------------   ------------   ------------   ------------
       Net cash and cash equivalents provided by financing activities     5,199,075      6,399,306      9,346,901     30,932,528
                                                                       ------------   ------------   ------------   ------------
       Net increase in cash and cash equivalents                         (1,586,263)       119,294      1,780,447        392,524
 Cash and cash equivalents at beginning of period                         1,979,871      1,860,577         80,130          1,084
                                                                       ============   ============   ============   ============
 Cash and cash equivalents at end of period                            $    393,608   $  1,979,871   $  1,860,577   $    393,608
                                                                       ============   ============   ============   ============

Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services      $    381,056   $    640,762   $    357,032   $  1,921,259
     Common stock issued for acquisitions                                 1,650,000           --             --        1,655,216
     Common stock issued for intellectual property rights                      --             --             --          866,250
     Common stock issued to retire debt                                        --             --          600,000        600,000
     Common stock issued to redeem convertible securities                 1,334,105           --             --        1,334,105
     Securities acquired under sub-license agreement                           --          500,000           --          500,000
     Unrealized (realized) depreciation of investments                      (39,232)        39,232           --             --
     Equipment acquired under capital lease                                    --           72,453           --           72,453
     Notes payable converted to common stock                                   --             --             --          749,976
     Stock dividends                                                        182,352           --             --          182,352
                                                                       ============   ============   ============   ============

Supplemental disclosure of cash flow information:
   Interest paid                                                       $     10,417   $      9,531   $     64,736   $    130,880
                                                                       ============   ============   ============   ============

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements


1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

            Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated on January 13, 1992 and was liquidated on June 30, 1997. On January 10, 1996, Ion
            Pharmaceuticals, Inc. ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. On January 26, 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On June 26, 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. Unless the context requires otherwise, Sheffield, U-Tech, Ion and CP are referred to as "the Company." All significant inter-company transactions are eliminated in consolidation.

            The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue and requires additional capital which the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1998 are dependent upon obtaining additional financing. (See Note 11.) Until such financing is obtained, the Company must rely on short-term loans from its officers in order to meet certain of its obligations.

            The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of
            $9,489,138   $7,008,889  and  $7,387,717  during  the  years  ended
            December 31, 1997, 1996 and 1995 respectively, and has an accumulated deficit of $36,077,790 from inception (October 17, 1986) through December 31, 1997.

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

            PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation is computed over three or five year periods using the straight-line method.

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

            RESEARCH AND DEVELOPMENT COSTS

            Research and development costs ("R & D costs") are expensed as incurred, except for fixed assets to which the Company has title, which are capitalized and depreciated over their estimated useful lives.

            BASIC LOSS PER SHARE OF COMMON STOCK

            In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Stock outstanding during each year. Common Stock equivalents are not included as their effect is antidilutive. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior years was necessary. Use of Estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            STOCK BASED COMPENSATION

            As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, no expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

            IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

            In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the new requirements retroactively in 1998. Management is currently evaluating SFAS No. 131 and does not anticipate that the adoption of this statement will have significant effect on the Company's financial reporting.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements


3.     ACQUISITION

            On April 25, 1997, the Company completed its acquisition of Camelot Pharmacal, L.L.C., a newly formed, privately held Missouri limited liability company focusing on the development of specialty pharmaceuticals. The purchase price consisted of 600,000 shares of the Company's common stock (valued at $2.75 per share) and the assumption of certain liabilities in excess of tangible assets acquired of $8,262. The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $1,650,000 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. Camelot had no revenue and minimal operating losses for the period ended April 24, 1997 and therefore proforma disclosure has not been included.

4.     LEASES

            There were no assets under capital leases at December 31, 1997. Capital lease for property and equipment at December 31, 1996 was $51,990 (net of accumulated amortization).

            Future minimum lease commitments under operating leases at December 31, 1997 are as follows:


                          1998                            $108,504
                          1999                             110,011
                          2000                             113,025
                          2001                             114,532
                          2002                              83,262
                                                          --------
                          Total future minimum
                            lease commitments             $529,334
                                                          ========

            Rent expense for the years ended December 31, 1997, 1996, 1995 and the period from October 17, 1986 (inception) to December 31, 1997 was $190,584, $147,104, $105,946, and $523,109, respectively.

5.     CAPITAL STOCK TRANSACTIONS

            The following table represents the issuance of common stock since the Company's incorporation:

                                                             Number of common
                                                              shares issued
                                                             ----------------

            Date of incorporation                                900,000
            Issued during year ended December 31, 1986           990,000
            Issued during year ended December 31, 1991           412,500
            Issued during year ended December 31, 1992           850,000
            Issued during year ended December 31, 1993         2,509,171
            Issued during year ended December 31, 1994         1,134,324
            Issued during year ended December 31, 1995         2,765,651
            Issued during year ended December 31, 1996         1,826,628
            Issued during year ended December 31, 1997         1,261,265
                                                               ---------
            Balance outstanding at December 31, 1997          12,649,539
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

            Under the UGIF Technology Option Agreement (the "Option Agreement") dated November 11, 1992, and approved by the shareholders of the Company on December 2, 1993, the Company obtained an option from E/J Development Corporation d/b/a TechSource Development Corporation ("TechSource") to acquire an exclusive sublicense to the UGIF Technology in exchange for 300,000 shares of Common Stock of the Company (after taking into account a one-for-two reverse stock split effective on February 11, 1993). Mr. Douglas R. Eger, who was formerly Chairman of the Company, is a former 50% shareholder of TechSource. On January 10, 1994, TechSource assigned its right to receive 215,000 shares of Common Stock pursuant to the Option Agreement to Mr. Eger and assigned its right to receive 85,000 shares of Common Stock pursuant to the Option Agreement to Mr. Jenke. Effective January 10, 1994, the Company issued such shares to Messrs. Eger and Jenke at approximately $0.02 per share (market value of $4.8125 per share) on January 10, 1994, at which time the Company recorded the estimated fair market value of $866,250 as an expense. Mr. Eger sold his interest in TechSource to Mr. A.M. Jenke, a former director and officer of Sheffield, in September 1994.

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

            On February 26, 1997, 35,700 shares of Series A Preferred Stock were issued pursuant to a private placement. Holders of Series A Preferred Stock have the right, exercisable commencing May 29, 1997 and ending February 28, 1999, to convert shares of Series A Preferred Stock into shares of Common Stock. As of December 31, 1997, 25,000 shares of Series A Preferred Stock were outstanding. Between August 26, 1997 and December 31, 1997, 10,700 shares of Series A Preferred stock, plus related accrued dividends thereon, were converted into 44,769 shares of Common Stock. The number of shares of Common Stock issuable upon conversion of Series A Preferred Stock is determined by reference to the lesser of (i) $3.31875 and (ii) 85% of the "current market price" per share of Common Stock, where "current market price" means, with certain exceptions, the average of the closing bid prices of Common Stock for the 10 consecutive trading days ending the last trading day before the applicable conversion date. Each share of Series A Preferred Stock earns a cumulative dividend payable in shares of Common Stock at a rate per share equal to 7.0% of the original $100 purchase price per share of the Series A Preferred Stock payable at the time of conversion. Stock dividends payable on the Series A Preferred Stock toatalled $139,368 at December 31, 1997. Under certain circumstances, cash is payable to holders of Series A Preferred Stock in lieu of Common Stock. The Series A Preferred Stock is redeemable upon the occurance of certain events.

            On April 25, 1997, Camelot Pharmacal, L.L.C., a Missouri limited liability company ("Camelot"), merged with and into CP Pharmaceuticals, Inc., a newly formed, wholly owned subsidiary of the Company. The principals of Camelot at the time of the merger were Loren G. Peterson, Carl F. Siekmann and David A. Byron. Pursuant to the related agreement and plan of merger, Messrs. Peterson, Siekmann and Byron each received 200,000 shares of Common Stock. Following the consummation of the merger, each of Messrs. Peterson, Siekmann and Byron entered into employment agreements with Sheffield and received stock options providing each individual the right to purchase up to 400,000 shares of Common Stock. (See Note 3.)

            On September 22, 1997, the Company consummated a private placement of $1,750,000 principal amount of its 6% Convertible Subordinated Debentures due September 22, 2000, $1,551,000 of which was outstanding as of December 31, 1997. In addition, the Company granted the holder of the Debenture warrants to purchase 140,000 shares of the Company's common stock at $2.80 per share. A value of $115,500 was assigned to these warrants. The Convertible Debentures are convertible at the option of holders from December 22, 1997 until maturity, subject to certain limitations, into a number of shares of Common Stock equal to (i) the principal amount of the Convertible Debenture being so converted divided by (ii) 75% of the market price of the Common Stock as of the date of conversion. For purposes of any conversion of Convertible Debentures, "market price" generally means the average of the closing prices of the Common Stock for the five trading day period preceding the applicable conversion date. The Convertible Debentures also earn interest at a rate of 6.0% per annum that is payable by the Company, at the option of the holders and subject to certain conditions, in shares of its Common Stock at a conversion rate generally equal to the average of the closing prices of the Common Stock for the ten trading days preceding the applicable interest payment date. Subject to certain limitations, the Convertible Debentures are subject to redemption upon the occurrence of certain events.


6.     STOCK OPTIONS AND WARRANTS

            The 1993 Stock Option Plan was adopted by the Board of Directors in August 1992 and approved by the shareholders at the annual meeting in December 1993. An amendment to the Plan received shareholder approval on March 15, 1995. Under the Stock Option Plan, the maximum aggregate number of shares which may be optioned and sold is 1,000,000 shares of common stock. The Stock Option Plan permits the grant to employees and officers of the Company of both incentive stock options and non-statutory stock options. The Stock Option Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom options will be granted and the terms thereof, including the exercise price, the number of shares subject to each option, and the exercisability of each option. The exercise price of all options for common stock granted under the Stock Option Plan must be at

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements


            least equal to the fair market value on the date of grant in the case of incentive stock options and 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options generally expire five years from the date of grant and vest upon continuous employment by the Company for 12 months after the date of grant.

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

            See also the discussion contained in Note 5 related to the Series A Preferred Stock, the Camelot acquisition, and the 6% Convertible Subordinated Debentures.

            SFAS No. 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its stock options and warrants granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123. The fair value of these stock options and warrants is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995: risk-free interest of 5.54%, 6.23%, 6.13%, 6.00% and 5.57%; expected volatility of 0.526 and 0.60; expected option life of one to four years from vesting and an expected dividend yield of 0.0%.

            For purposes of pro forma disclosures, the estimated fair value of the stock options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements


                                                                                  1997              1996                  1995
                                                                               ----------        ----------            ----------
                    Pro forma net loss................................         $9,500,810        $8,500,149            $8,993,554
                    Pro forma basic net loss per share of common stock         $     0.79        $     0.79            $     1.10

            Because SFAS No. 123 is applicable only to equity awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

            Transactions involving stock options and warrants are summarized as follows:

                                                                      1997                1996                   1995
                                                                      ----                ----                   ----

                                                                     Weighted                  Weighted               Weighted
                                                            Common    Average     Common        Average    Common      Average
                                                             Stock    Exercise     Stock        Exercise    Stock     Exercise
                                                            Options    Price      Options        Price     Options     Price
                                                            -------    -----      -------        -----     -------     -----

            Outstanding, January 1, .....................  3,033,755    4.49     4,164,834       4.02     1,792,000     3.33
            Granted .....................................  3,683,039    3.92     1,014,922       5.52     3,091,408     4.63
            Expired .....................................    327,500    3.18        70,000       3.77             0        0

            Exercised ...................................          0       0     1,942,501       3.76       345,500     3.51
            Canceled ....................................  1,608,004    4.11       133,500       4.53       373,074     4.79
                                                           ---------    ----     ---------       ----     ---------     ----

            Outstanding December 31, ....................  4,781,290    3.65     3,033,755       4.49     4,164,834     4.02
                                                           ---------    ----     ---------       ----     ---------     ----

            Exercisable at end of year...................  2,900,290             2,094,833                1,727,759
                                                           ---------             ---------                ---------

            Weighted average fair value of options
            granted during the year                                    $4.05                    $2.30                  $2.30

            Stock options outstanding at December 31, 1997 are summarized as follows:

                                                                                  Weighted
                                                                                   Average                   Weighted
                           Range of                  Outstanding                  Remaining                   Average
                        Exercise Prices               Options at              Contractual Life               Exercise
                                                    Dec. 31, 1997                  (Yrs.)                      Price
                     ----------------------     -----------------------      --------------------      ----------------------

                         $ .73 - $3.18                 2,046,000                     7.25                      $ 2.62
                         $3.25 - $5.00                 2,290,791                     2.89                      $ 4.06
                         $5.06 - $8.25                   444,499                     2.60                      $ 6.26
                                                       --------

                         $ .73 - $8.25                 4,781,290                     4.73                      $ 3.65
                                                       =========


            During the period January 1, 1995 through December 31, 1997, the exercise prices of options and warrants issued by the Company were as follows:

                                                   Number of         Exercise
                       Year                   Options/Warrants         Price
                       ----                   ----------------     ------------
                       1995..............       3,091,408          $3.25 - 5.00

                       1996..............       1,014,922          $3.38 - 8.25

                       1997...............      3,683,039          $1.50 - 6.00


            At December 31, 1997, a total of 2,995,000 shares were available for future grants under the 1993 Stock Option Plan, the 1993 Restricted Stock Plan, and the 1996 Directors Stock Option Plan.


7.     RESEARCH AND DEVELOPMENT AGREEMENTS

            On May 31, 1996, the Company obtained an exclusive, worldwide right and license with Baylor College of Medicine. The License Agreement gives the Company an exclusive license to inventions and discoveries relating to ps20/Urogenital Sinus Derived Growth Inhibitory Factor ("UGIF"). The agreement, which is still in effect, requires the Company to pay Baylor College 30% of gross compensation received for licensed products covered by a valid claim and 10% of gross compensation not covered by a valid claim for a period of ten years. The Company funding of UGIF research was approximately $80,000 and $14,000 in the years ended December 31, 1997 and 1996, respectively.

            On June 1, 1996, the Company entered into a Research Agreement with Children's Hospital of Boston, MA. Under the agreement, Children's Hospital has agreed to perform certain scientific research, under the direction of principal investigator Dr. Wayne I. Lencer, related to the discovery, manufacturing and novel uses of certain imidazoles, their metabolites and analogues thereof, and other related compounds. The agreement, which is still in effect, requires the Company to pay $200,050 for related research and related equipment on an agreed upon payment schedule through March 1997, subject to extensions upon the occurrence of certain events. This agreement also grants the Company an exclusive option to obtain a world-wide license under the Background Technology, Research Technology, Patent Rights and Research Patent rights. Under this agreement the Company funding of research was approximately $54,000 and $144,000 for the years ended December 31, 1997 and 1996, respectively.

            In July, 1996, the Company entered into a sub-license agreement with SEQUUS Pharmaceuticals, Inc. ("SEQUUS") whereby the Company granted an exclusive sub-license to SEQUUS for the continued development and commercialization of the Liposome-CD4 technology. In connection with the signing of the sub-license agreement, the Company received a license issue fee payment from SEQUUS in the form of SEQUUS common stock which was sold in 1997. The Company is also entitled to receive milestone payments and royalty payments based on clinical trial results and future product sales, if any, which utilize the sub-licensed technology.

            On August 22, 1996, the Company entered into Amendment #2 to the Research Agreement, dated August 22, 1994, with The President and Fellows of Harvard College. Under the agreement, Harvard has agreed to conduct research under the direction of principal investigator Dr. Jose A. Halperin to conduct laboratory and animal studies for the potential use of Clotrimazole and to screen new proprietary analogues and/or drugs that potentially have the same effect as Clotrimazole. The agreement, which is still in effect, requires the Company to pay $992,232 for related research and equipment on an agreed upon payment schedule through July 1996, subject to extensions  upon  the  occurrence  of  certain  events.  Under  this amendment and its previous agreement the Company has funded approximately $776,000 and $985,000 for the years ended December 31, 1997 and 1996, respectively.

            In October, 1996, the Company entered into an amendment of a Research and Option License Agreement dated June 17, 1995. The Amendment was effective as of June 17, 1995 for a two year period through June 17, 1997. The Agreement allows the Company to obtain an exclusive worldwide license from the French National Institute of Health and Medical Research ("INSERM") to an HIV-AIDS vaccine being developed by INSERM. Under this

            Agreement the Company has agreed to pay $100,000 for related research through April 1997. In connection with this research, the Company has entered into an agreement with Association Claude Bernard, also in October of 1996. The agreement, which is still in effect, requires the Company to pay $300,000 for the related research and supplies on an agreed upon payment schedule through April 1997. Under both agreements, the Company has funded approximately $50,000 and $300,000 for the years ended December 31, 1997 and 1996, respectively.

            On November 1, 1996, the Company entered into Amendment #6 to the Research Agreement, dated June 1, 1995 with Children's Hospital of Boston, MA. Under the agreement, Children's Hospital has agreed to perform certain research under the direction of principal investigator Dr. Carl Brugnara on the study of analogues of Clotrimazole and/or Clotrimazole metabolites. The agreement, which is still in effect, requires the Company to pay $224,468 for related research and equipment on an agreed upon payment schedule through July 1997, subject to extensions upon the occurrence of certain events. Also on November 1, 1996, the Company elected to exercise its option to a license agreement related to the Research Agreement. This agreement grants the Company the exclusive worldwide license on the Background Technology and the Research Technology derived from the agreement. Under this amendment and its previous agreement, the Company has funded approximately $203,000 and $180,000 for the years ended December 31, 1997 and December 31, 1996, respectively.

            In 1996, the Company entered into quarterly Research and Consulting Agreements with Pharm-Eco Laboratories, Inc. for the development and synthesis of novel compounds related to the Ion technologies. The agreements require the Company to pay $175,000 plus expenses each quarter for related research and consulting. Under these agreements the Company has funded approximately $251,000 and $774,000 for the years ended December 31, 1997 and 1996, respectively.

            In March 1997, the Company entered into exclusive supply and license agreements for the world-wide rights to the multi-dose inhaler technology (MSI) of Siemens A.G. The agreements call for Siemens to be the exclusive supplier of the MSI system, a hand-held, portable pulmonary drug delivery system. The Company paid a licensing fee of $1.1 million in April 1997 to Siemens pursuant to these agreements. Under the terms of these agreements another DM 2.0 million payment was due in January, 1998. (See Note 11.) In addition, under certain circumstances, the Company will be required to make another DM 2.0 million payment to Siemens in January, 1999.

            On November 20, 1997, the Company entered into agreement with Imutec Pharma Inc. Under this sub-license, Imutec acquired from the Company the rights to a series of clotrimazole-related compounds for the treatment of cancer, Kaposi's sarcoma and actinic keratosis. In exchange, Imutec agreed to manage and fund the remaining development program. The Company received $500,000 in cash upon signing the agreement, which has been recognized as revenue during the year ended December 31, 1997, and will receive $350,000 of Imutec stock in June, 1998. In addition, the Company is entitled to receive additional payments upon the completion of certain milestones in the development of these compounds and retains a 20 percent ownership interest upon commercialization.


8.     RELATED PARTY TRANSACTIONS

           On January 23, 1995, SMT made a $550,000 loan to the Company pursuant to a demand loan agreement. In June 1995, SMT exercised its right to convert the SMT convertible note to 200,000 shares of common stock and subsequently assigned the right to such shares to an unaffiliated third party in exchange for repayment of the loan and interest. In addition, the Company, as required under the Note, issued warrants to acquire 200,000 shares of common stock at any time within five years after the date of issuance at a price equal to $4.00 per share. (See
           Note 4.) Dr. Stephen Sohn, formerly a member of the Board of Directors of the Company, was also a general partner of SMT.

9.     INCOME TAXES

           The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

           Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, 1997 and 1996 which is considered noncurrent, are as follows:

               Deferred tax assets:                                   1997              1996
                                                                      ----              ----
                 Net operating loss carryforwards                $ 12,400,000       $ 8,800,000
                 Capitalized start-up costs for tax purposes          578,000           578,000
                 Deferred tax asset valuation allowance           (12,978,000)      (9,378,000)
                                                                 ------------       -----------

                    Net deferred tax asset                       $     -            $      -
                                                                 ============       ===========

            The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $9,378,000 and $6,678,000, respectively. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $3,600,000. At December 31, 1997, the Company has net operating loss carryforwards of approximately $34,000,000 for tax purposes which are available to offset federal taxable income, if any, through 2012. An ownership change pursuant to Section 382 of the Internal Revenue Code occurred in April 1995 as a result of a private placement of the Company's common stock and warrants. Accordingly, utilization of the Company's pre-change net operating loss carryforward (approximately $13,600,000) is restricted to approximately $2,220,000 per year, and the related deferred tax assets have been fully reserved. The Company has not performed a detailed analysis to determine whether an additional ownership change under Section 382 of the Internal Revenue Code of 1986 occurred during 1997, but believes that it is very likely that such a change occurred during 1997. The effect of an ownership change would be the imposition of an additional annual limitation on the use of NOL carryforwards attributable to periods before change. If the change occurred in late 1997, substantially all of the NOL carryforwards would be subject to the limitation. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and an interest rate which is published monthly. Due to uncertainty as to the date of an ownership change during 1997, the Company has not determined the amount of the potential limitation.

10.    CONTINGENCY

            The Company is a defendant in Dr. Bonnie S. Dunbar v. E/J Development Corporation, U-Tech Medical Corporation, Sheffield Medical Technologies, Inc. and Douglas R. Eger, No. 97-28899, in the District Court of Harris County, Texas (133rd Judicial District). The plaintiff in this action asserts breach of contract, fraud and a claim for quantum meruit relating principally to certain stock options exercisable for a total of 40,000 shares of Common Stock issued in 1992 and 1993 to the plaintiff in consideration of consulting and research services provided to the Company. The plaintiff served as the principal investigator at Baylor College of Medicine in Houston, Texas on an ovarian cancer research project that was funded for several years by the Company. The plaintiff seeks actual damages against Sheffield and the other defendants, including Douglas R. Eger, a former Chairman of the Company, together with punitive damages, attorneys' fees, costs and expenses of the lawsuit, and pre- and post-judgement interest. The Company has denied the plaintiff's allegations and is vigorously contesting this action. This action is currently in the discovery phase. The Company and the plaintiff have engaged in settlement discussions, but no agreement has been reached to date. The Company is currently unable predict the likely outcome of this action. However, an unfavorable decision could have a material adverse effect on the business and financial condition of the Company.

11.    SUBSEQUENT EVENTS

            On April 15, 1998, the Company entered into an option agreement with Zambon Group SpA ("Zambon") of Milan, Italy for a sublicense to the Company's proprietary MSI drug delivery system. Under this contemplated transaction, Zambon will receive an exclusive world-wide marketing and development sub-license for respiratory products to be delivered by the MSI system including four drugs currently under development by Sheffield. Sheffield will maintain certain co-promotion rights in the U.S. for respiratory drugs as well as the world-wide marketing and development rights for all applications of the MSI delivery system outside the respiratory therapeutic area. As part of this transaction, Zambon will agree to fund all remaining development costs relating to these respiratory products, will pay Sheffield an up-front fee in the form of an equity investment as well as milestone payments upon marketing approval for each of the four products and royalties upon commercialization. In addition, Zambon will provide Sheffield with an interest free line of credit upon the achievement of certain early milestones. Sheffield is receiving a $650,000 option fee from Zambon in the form of an equity investment. The consummation of the sublicensing transaction with Zambon will be subject to the negotiation by the parties of a definitive sublicensing agreement.

            On April 15, 1998, the Company issued 1,250 shares of its Series B Cummulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") in a private placement for an aggregate purchase price of $1,250,000. Under the terms of this offering, the Company must redeem the preferred stock at the time it concludes a definitive sub-license agreement on the MSI or other financing.

            On April 15, 1998, the Company made the DM 2.0 million payment to Siemens, A.G. that was originally due in January 1998 under the terms of the MSI license agreement. This payment was made with the proceeds of the Series B Preferred Stock offering

            For the period January 1, 1998 through April 15, 1998, a total of 4,075,797 shares of common stock were issued as a result of conversion of Series A Preferred Stock. As of April 15, 1998, all of the Series A Preferred Stock has been converted. For the period January 1, 1998 through April 15, 1998, a total of 2,291,798 shares of common stock were issued as a result of partial conversion and interest payments made on the 6% subordinated convertible debenture. As of April 15, 1998, $447,500 in principal remains to be repaid or available for conversion.