Form 10-K/A
period 1997-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 1998-04-30
CIK 894158

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-K/A
                                (Amendment No.1)

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

For the transition period from _________ to __________

                         Commission file number 1-12584
                                                -------

                         SHEFFIELD PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
                (Name of Registrant as Specified in its Charter)

         DELAWARE                                          13-3808303
----------------------------                          ----------------------
(State or Other Jurisdiction                          (IRS Employer
 of Incorporation or Organi-                          Identification Number)
 zation)

425 Woodsmill Road, St. Louis, Missouri                 63017
(Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number, Including Area Code:     (314) 579-9899
                                                    --------------

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Exchange Act:


         Title of Each Class                        Name of Each Exchange
                                                     on Which Registered
                                                     -------------------
    Common Stock, $.01 par value                   American Stock Exchange

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
  interest income


Operating costs and
  expenses

Research and                             5,379,193         3,841,818         4,424,154         3,989,838        2,134,330
  development

General and                              4,666,859         3,840,735         3,044,173         2,393,082        1,823,631
  administrative

     Total operating                    10,046,052         7,682,553         7,468,327         6,382,920        3,957,961
       costs and expenses


Loss from operations                  $ (9,489,138)     $ (7,008,889)     $ (7,387,717)     $ (6,319,630)     $(3,876,290)


Loss per share of common stock -      $      (0.80)     $      (0.65)     $      (0.90)     $      (0.96)     $     (0.75)
  basic



Weighted average common shares          11,976,090        10,806,799         8,185,457         6,596,227        5,169,830
  outstanding



BALANCE SHEET DATA:

Working capital (net)                 $   (837,564)     $  1,433,773      $  1,585,675      $   (799,629)     $ 1,570,183


Total assets                               689,937         2,773,884         2,221,050           371,073        1,834,560


Long-term obligations and                4,019,263            27,206              --                --               --
  redeemable preferred stock

Accumulated deficit                    (36,157,290)      (26,588,652)      (19,579,763)      (12,192,046)      (5,872,416)

Shareholders' equity (net capital       (4,716,751)        1,695,837         1,792,363          (573,853)       1,673,113
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

ITEM 10. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.

NAME                    AGE   POSITION
----                    ---   --------

Thomas M. Fitzgerald    47    Chairman

Loren G. Peterson       41    President and Chief Executive Officer

Douglas R. Eger         36    Director

John M. Bailey          50    Director

Digby W. Barrios        60    Director

David A. Byron          49    Executive Vice President - Scientific Affairs

Carl. F. Siekmann       54    Executive Vice President - Corporate Development

Judy Roeske Bullock     40    Chief Financial Officer, Vice President, Treasurer
                              and Secretary

         THOMAS M. FITZGERALD. Mr. Fitzgerald has been a Director of the Company since September, 1996 and has served as Chairman of the Company since December 1997. From June 1996 to December 1997, Mr. Fitzgerald served as Chief Operating Officer of the Company and, from February 1997 to December 1997, he served as President of the Company. From 1989 to 1996 Mr. Fitzgerald was the Vice President and General Counsel of Fisons Corporation, an operating unit of Fisons Group plc, a U.K.-based ethical pharmaceutical company ("Fisons"). Mr. Fitzgerald was Assistant General Counsel of SmithKline Beecham prior to joining Fisons.

         LOREN G. PETERSON. Mr. Peterson has been the Chief Executive Officer and a Director of the Company since April 1997. Mr. Peterson has served as President of the Company since December 1997. From January 1997 to April 1997, Mr. Peterson was a principal of Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company he co-founded. From 1993 to 1996, Mr. Peterson served as Vice President - Finance and Chief Financial Officer of Bock Pharmacal Company, a privately held pharmaceutical company. From 1989 to 1993, Mr. Peterson was a partner of the accounting firm of Coopers & Lybrand LLP.

         DOUGLAS R. EGER. Mr. Eger has been a Director of the Company since November 1991, served as President of the Company from March 1992 through June 1994, and served as Chairman of the Company from June 1994 to December 1997. Mr. Eger served as Chief Executive Officer of the Company from February 1996 to December 1997. Mr. Eger is the principal of Taconic Enterprises, Inc., a merchant banking company providing capital and management advisory services to high growth companies.

         JOHN M. BAILEY. Mr. Bailey has been a Director of the Company since April 1997. Mr. Bailey is the founder and majority shareholder of Bailey Associates, a consultancy specializing in providing companies with strategic advice and support through mergers, collaborations and divestments. From 1978 to 1996, Mr. Bailey was employed by Fisons, where he has held a number of senior positions. In 1993, Mr. Bailey was appointed to the main board of Fisons and, in 1995, he was appointed Corporate Development Director of Fisons. In that role he was directly responsible for worldwide strategic and corporate development and for all merger, divestment, acquisition and business development activities of Fisons Group worldwide.

         DIGBY W. BARRIOS. Mr. Barrios has been a Director of the Company since April 1997. Since 1992, Mr. Barrios has been a private consultant to the pharmaceutical industry. Mr. Barrios served from 1985 to 1987 as Executive Vice President, and from 1988 to 1992 as President and Chief Executive Officer, of Boehringer Ingelheim Corporation. Mr. Barrios is a member of the Board of Directors of Sepracor Inc., Roberts Pharmaceutical Corporation and Cypros Pharmaceutical Corporation.

         DAVID A. BYRON. Mr. Byron has been Executive Vice President - Corporate Development of the Company since April 1997. From January 1997 to April 1997, Mr. Byron was a principal of Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company he co-founded. From 1994 to December 1996, Mr. Byron served as Vice President of Scientific Affairs of Bock Pharmacal Company, a privately held pharmaceutical company. From 1990 to 1994, Byron served as Senior Director - New Product Development of Sanofi-Winthrop Pharmaceutical Corporation.

         CARL F. SIEKMANN. Mr. Siekmann has been Executive Vice President - Corporate Development of the Company since April 1997. From January 1997 to April 1997, Mr. Siekmann was a principal of Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company he co-founded. From 1992 to 1996, Mr. Siekmann served as Vice President of Business Development of Bock Pharmacal Company, a privately held pharmaceutical company.

         JUDY ROESKE BULLOCK. Ms. Bullock has been Chief Financial Officer, Vice President, Treasurer and Secretary of the Company since November 1997. From October 1995 to November 1997, Ms. Bullock served as Director of Executive Compensation and Benefits of Deere & Company. From January 1994 to October 1995, Ms. Bullock served as a senior consultant for the consulting firm of Towers Perrin. From August 1987 to December 1993, Ms. Bullock served as a senior manager for the accounting firm of Price Waterhouse. Ms. Bullock is a CPA licensed in the states of Missouri and Florida.

MEETINGS AND COMMITTEES

         The Board of Directors of the Company held ten meetings during the fiscal year ended December 31, 1997. From time to time during such fiscal year, the members of the Board acted by unanimous written consent. The Company has standing Stock Option, Compensation, and Audit Committees. The Stock Option Committee reviews, analyzes and approves grants of stock options and stock to eligible persons under the Company's 1993 Stock Option Plan and the Company's 1993 Restricted Stock Plan. The current members of the Stock Option Committee (appointed in June 1997) are Digby W. Barrios and John M. Bailey. The Stock Option Committee held three meetings in 1997, and approved certain actions by written consent. The Compensation Committee reviews, analyses and makes recommendations to the Board of Directors regarding compensation of Company directors, employees, consultants and others, including grants of stock options (other than stock option grants under the Company's 1993 Stock Option Plan and the Company's Directors Plan). The current members of the Compensation Committee (appointed in June 1997) Douglas R. Eger, Digby W. Barrios and John M. Bailey. The Compensation Committee held two meetings in 1997, and approved certain actions by written consent. The Audit Committee reviews, analyzes and makes recommendations to the Board of Directors with respect to the Company's compensation and accounting policies, controls and statements, and coordinates with the Company's independent public accountants. The current members of the Audit Committee (appointed in June 1997) are Loren G. Peterson, Digby W. Barrios and John M. Bailey. The Audit Committee held one formal meeting in 1997. The Company does not have a standing nominating committee or a committee which serves nominating functions.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company ("CEO") and the executive officers of the Company (other than the CEO) who were executive officers of the Company during the fiscal year ended December 31, 1997 and whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                                    Long-Term
                                                                                                                   Compensation
                                                                            Annual Compensation                       Awards
                                                             -----------------------------------------           --------------
                                                                                                Other Annual        Securities
                Name and                                                                        Compensation        Underlying
           Principal Position                   Year           Salary($)        Bonus($)           ($)(1)           Options(#)
-------------------------------------      -------------     ------------    -------------     -------------     --------------

Thomas M. Fitzgerald,
  Chairman..............................        1997              $175,000          0                 0              300,000
                                                1996               $94,792          0                 0                 0

Loren G. Petersonn,
  President and Chief Executive Officer.        1997              $118,655          0                 0              400,0000

David A. Byron
  Executive Vice President..............        1997              $108,485          0                 0              400,0000

Carl F. Siekmann
  Executive Vice President..............        1997              $108,485          0                 0              400,000

Douglas R. Eger, former Chairman
  and Chief Executive Officer...........        1997              $238,730          0                 0             500,000(2)
                                                1996              $230,000       $25,000              0                 0
                                                1995              $172,500          0                 0               80,000

---------------------
(1)      Perquisites  and  other  personal  benefits,   securities  or  property
         delivered to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2) On March 31, 1997 the Stock Option Committee approved the extension of the expiration date of stock options to purchase 500,000 shares of the Company's common stock then outstanding to Mr. Eger to March 31, 2002. No other terms of such stock options were amended or modified.

         The following table sets forth certain information regarding stock option grants made to Messrs. Fitzgerald, Peterson, Byron, Siekmann and Eger during the fiscal year ended December 31, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                   % of Total
                                                         Options Granted       Exercise or
                                        Options          to Employees in       Base Price          Expiration
              Name                     Granted(#)          Fiscal Year           ($/sh)               Date
-----------------------------      ----------------     ---------------      -------------     ---------------

                                             50,000                                 $2.75         June 1, 2001
                                            150,000                                 $2.75         June 1, 2002
Thomas M. Fitzgerald,                        50,000                                 $3.50         June 1, 2001
Chairman........................             50,000                                 $4.50         June 1, 2001
                                         ----------
                                            300,000              12.45%

Loren G. Peterson,
Presient and Chief
Executive Officer...............            400,000              16.60%             $2.75        April 27, 2007

David A. Byron,
Executive Vice President........            400,000              16.60%             $2.75        April 27, 2007

Carl F. Siekmann,
Executive Vice President........            400,000              16.60%             $2.75        April 27, 2007

Douglas R. Eger, former
Chairman and Chief
Executive Officer...............                  0                0                  0                0

         The following table sets forth certain information regarding stock options held by Messrs. Fitzgerald, Peterson, Byron, Siekmann and Eger as of December 31, 1997.

                           AGGREGATED OPTION EXERCISES
                       DURING THE MOST RECENTLY COMPLETED
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                          No. of
                                                                                        Securities
                                                                                          Shares             Value (1) of
                                                                                        Underlying          Unexercised in
                                                                                        Unexercised            The-Money
                                                                                      Options at FY-        Options at FY-
                                              Shares                                      End (#)               End($)
                                           Acquired on               Value             Exercisable/          Exercisable/
                Name                       Exercise(#)             Realized            Unexercisable         Unexercisable
                ----                       -----------             --------            -------------         -------------

Thomas M. Fitzgerald,                           0                      0              50,000/300,000               0
  Chairman

Loren G. Petersen                               0                      0                 0/400,000                 0
  President and Chief
   Executive Officer

David A. Byron                                  0                      0                 0/400,000                 0
  Executive Vice President

Carl F. Siekmann,                               0                      0                 0/400,000                 0
  Executive Vice President

Douglas R. Eger, former                         0                      0                 500,000/0             $16,125/0
  Chairman and Chief Executive
  Officer

-------------------
(1) Represents the total gain that would be realized if all-in-the-money options held at December 31, 1997 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the closing sale price of Common Stock of $1.375 per share reported on the American Stock Exchange for December 31, 1997. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

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

LONG-TERM INCENTIVE AND PENSION PLANS

         During the year ended December 31, 1996, the Company adopted a defined contribution 401(k) plan in accordance with the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan upon completion of three months of service provided they are over 21 years of age. Participants may defer up to 15% of eligible compensation. Currently, the Company does not provide matching contributions under the 401(k) Plan.

OTHER

         No director or executive officer is involved in any material legal proceeding in which he is a party adverse to the Company or has a material interest adverse to the Company.

EMPLOYMENT AGREEMENTS

         In June 1996, the Company entered into a three-year employment agreement with Thomas M. Fitzgerald pursuant to which Mr. Fitzgerald agreed to serve as Chief Operating Officer of the Company. The employment agreement requires Mr. Fitzgerald to devote his full business and professional time in furtherance of the business of the Company. Such agreement automatically renews for successive one-year terms unless one party provides written notice to the other of his or its intent to terminate at least six months prior to the end of the then current term. If Mr. Fitzgerald's employment is terminated other than for cause, he is entitled to receive a severance payment of $87,500, payable in six equal monthly installments. The agreement contains non-compete and confidentiality provisions. Mr. Fitzgerald's annual base salary under the agreement is currently $175,000.

         In April 1997, the Company entered into a five-year employment agreement with Loren G. Peterson pursuant to which Mr. Peterson agreed to serve as Chief Executive Officer of the Company. The term of the agreement is automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least six months prior to the end of the then current term. The employment agreement requires Mr. Peterson to devote his full business and professional time in furtherance of the business of the Company. If Mr. Peterson's employment is terminated other than for cause, he is entitled to receive a severance payment of $131,250, payable in nine equal monthly installments. The employment agreement includes confidentiality and non-compete provisions. Mr. Peterson's annual base salary under the employment agreement is currently $175,000.

         In April 1997, the Company entered into a five-year employment agreement with David A. Byron pursuant to which Mr. Byron agreed to serve as Executive Vice President - Scientific Affairs of the Company. The term of the agreement is automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least six months prior to the end of the then current term. The employment agreement requires Mr. Byron to devote his full business and professional time in furtherance of the business of the Company. If Mr. Byron's employment is terminated other than for cause, he is entitled to receive a severance payment of $120,000, payable in nine equal monthly installments. The employment agreement includes confidentiality and non-compete provisions. The employment agreement includes confidentiality and non-compete provisions. Mr. Byron's annual base salary under the employment agreement is currently $160,000.

         In April 1997, the Company entered into a five-year employment agreement with Carl F. Siekmann pursuant to which Mr. Siekmann agreed to serve as Executive Vice President - Corporate Development of the Company. The term of the agreement is automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least six months prior to the end of the then current term. The employment agreement requires Mr. Siekmann to devote his full business and professional time in furtherance of the business of the Company. If Mr. Siekmann's employment is terminated other than for cause, he is entitled to receive a severance payment of $120,000, payable in nine equal monthly installments. The employment agreement includes confidentiality and non-compete provisions. Mr. Siekmann's annual base salary under the employment agreement is currently $160,000.

         In October 1995, the Company entered into a two-year agreement with Douglas R. Eger, pursuant to which Mr. Eger served as the Company's Chairman and Chief Executive Officer. The term of the agreement was automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least 60 days prior to the end of the then current term. Under such agreement, Mr. Eger was required to devote such time, attention and energy to the Company as required for performance of his duties under the agreement. The employment agreement includes confidentiality and non-compete provisions. Mr. Eger served as Chief Executive Officer of the Company until April 1997. Mr. Eger's annual base salary under the employment agreement at the time of his resignation was $230,000. In connection with Mr. Eger's resignation as employee of the Company in December 1997, Mr. Eger and the Company entered into a severance agreement terminating his employment agreement with the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, except for one Form 4 for Thomas M. Fitzgerald and one Form 4 for Mr. Eger that were filed late, all Section 16(a) forms that were required to be filed during the fiscal year ended December 31, 1997 were filed in compliance with the applicable requirements of Section 16(a).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation of the Company's senior management is determined by a Compensation Committee, presently consisting of Douglas R. Eger, Digby W. Barrios and John M. Bailey. Except for Mr. Eger, who resigned as an employee of the Company on December 24, 1997, none of the members of the Compensation Committee are executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on March 31, 1998 consisted of 15,742,762 shares of Common Stock. The following table sets forth information concerning ownership of the Company's Common Stock, as at March 31, 1998, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock.


                                                    SHARES              PERCENT OF
                                                 BENEFICIALLY          OUTSTANDING
        BENEFICIAL OWNER(1)                        OWNED(2)          COMMON STOCK(2)
        -------------------                        --------          ---------------

Thomas M. Fitzgerald.............................      64,097(3)              *

Loren G. Peterson................................     256,000(4)            1.5%

David A. Byron...................................     245,500(5)            1.5%

Carl F. Siekmann.................................     247,000(6)            1.5%

Judy Roeske Bullock..............................      50,000(7)              *

Douglas R. Eger..................................     752,456(8)            4.5%

John M. Bailey...................................      65,000(9)              *

Digby W. Barrios.................................      40,000(10)             *

All Directors and Executive Officers as a Group..   1,709,853              10.3%

--------------------
* Less than 1%.

(1) The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) Calculations assume that all options and warrants held by each director, director nominee and executive officer and exercisable within 60 days after March 31, 1998 have been exercised.

(3)      Includes  50,000  shares of common  stock  issuable  upon  exercise  of options exercisable within 60 days after March 31, 1998. Mr. Fitzgerald's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

(4) Includes 40,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Mr. Peterson's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.

(5) Includes 40,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Mr. Byron's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.

(6) Includes 40,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Mr. Siekmann's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.

(7) Includes 25,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Ms. Bullock's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

(8) Includes 500,000 shares of Common Stock issuable upon exercise of options and warrants exercisable within 60 days of March 31, 1998. Mr. Eger's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

(9) Includes 65,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Mr. Bailey's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

(10) Includes 25,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 31, 1998. Mr. Barrios' address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 25, 1997, Camelot Pharmacal, L.L.C., a Missouri limited liability company ("Camelot"), merged with and into CP Pharmaceuticals, Inc., a newly formed subsidiary of the Company. The principals of Camelot at the time of the merger were Loren G. Peterson, Carl F. Siekmann and David A. Byron. Pursuant to the related agreement and plan of merger, Messrs. Peterson, Siekmann and Byron each received 200,000 shares of Common Stock. Following the consummation of the merger, each of Messrs. Peterson, Siekmann and Byron entered into employment agreements with Sheffield and received stock options providing each individual the right to purchase up to 400,000 shares of Common Stock. The Company has agreed to reimburse Messrs. Peterson, Siekmann and Byron upon the occurrence of certain events for certain income taxes payable by them upon exercise of their stock options in an amount of up to $250,000 per person. In connection with the merger, Anthony B. Alphin, Jr., Bernard Laurent, Stephen Sohn and Michael Zeldin resigned as Directors of the Company.

         In April 1997, the Company made a loan of $80,000 to Douglas R. Eger (the "Eger Loan"). On December 22, 1997, the Company entered into a severance agreement with Mr. Eger pursuant to which Mr. Eger resigned as an employee of the Company. The severance agreement provided, among other things, for the principal amount of the Eger Loan to be paid in six equal quarterly installments commencing on September 30, 1998, with all remaining principal and interest being paid in full on December 31, 1999, a severance payment of $135,000 payable in six equal installments of $22,500 each, with $2,500 of each such installment being applied to repay Mr. Eger's obligations under the Eger Loan, and the grant by Mr. Eger of a security interest in 30,000 shares of the Company's common stock to secure his obligations under the Eger Loan. The extension of the maturity date of the Eger Loan is subject to the satisfaction of certain conditions by Mr. Eger.

         In April 1997, the Company entered into a consulting agreement with John M. Bailey, a director of the Company, pursuant to which Mr. Bailey agreed to provide certain business and financial consulting advise to the Company. Mr. Bailey is paid a monthly retainer of 2,000 British Pounds Sterling under such agreement, which monthly retainer is reduced to 1,500 British Pounds Sterling for any month during which a Board of Directors meeting is held.

         In February 1998, the Company entered into an agreement (the "Engagement Agreement") with an unaffiliated individual pursuant to which such individual was retained by the Company to facilitate an alliance with Zambon Corporation or its affiliates ("Zambon"). Pursuant to the Engagement Agreement, the Company agreed to pay such individual a fee of between 2.5% and 4.0% of any equity investment or other financing received from Zambon. The Company also agreed to issue such individual warrants to purchase 150,000 shares of the Company's common stock at 125% of market price for a financing of $7.5 million or greater, with such warrants to be prorated proportionally on financing of a lesser amount. The Engagement Agreement also provides that the Company shall pay such individual a fee of 5.0% of amounts actually received by the Company from Zambon attributable to marketing or other rights to the Company's MSI system (net of any third party royalty obligations). On April 15, 1998, the Company announced that it had entered into an option agreement with Zambon (the "Option Agreement") to form a strategic alliance with Zambon for the worldwide development and commercialization of drugs to treat respiratory disease in the Company's Metered Solution Inhaler (MSI) system. The Company received a $650,000 option fee from Zambon in the form of an equity investment in connection with the signing of the option agreement. The Option Agreement contemplates (i) an additional equity investment in the Company by Zambon, (ii) funding by Zambon of development of respiratory drugs and (iii) co-promotion rights to respiratory drugs developed for the MSI system and (iv) retention by the Company of all non-respiratory disease applications of the MSI system. Douglas R. Eger, a director of the Company, has advised the Company that he is entitled to receive a portion of the fees payable by the Company to the individual who is the Company's counterparty to the Engagement Agreement.

         During the period January 1, 1998 through April 30, 1998 certain executive officers provided funds for use by the Company in excess of $60,000 in the aggregate. These funds were comprised of short-term notes having a 7% annual interest rate, unpaid salaries and unreimbursed expenses. The largest aggregate amounts due to certain executives during this period are as follows: Loren G. Peterson, $85,923; David A. Byron, $80,343; and Carl F. Siekmann, $75,474. As of April 30, 1998 a portion of the short-term notes payable and the unreimbursed expenses have been paid, leaving balances due to such executive officers as follows: Loren G. Peterson, $63,825; David A. Byron, $60,075; and Carl F. Siekmann, $60,075.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following Financial Statements are included:
                      Reports of Independent Auditors
                      Consolidated Balance Sheets as of
                        December 31, 1997 and 1996
                      Consolidated  Statements of Operations for the three years in the period ended December 31, 1997 and for the period
                        from October 17, 1986 (inception) to December 31, 1997
                      Consolidated   Statements  of  Stockholders'  Equity  (Net
                        Capital Deficiency) for the period from October 17, 1986
                        (inception) to December 31, 1997
                      Consolidated  Statements  of Cash Flow for the three years in the period ended December 31, 1997 and for the period from October 17, 1986 (inception) to December 31, 1997
                      Notes to Consolidated Financial Statements


         (a)(2)       Financial Statement Schedules

                      All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)     Exhibits


           NO.                                                                                    REFERENCE
           ---                                                                                    ---------

           3.1      Certificate of Incorporation of the Company, as amended                        (4)

           3.2      By-Laws of the Company                                                         (4)

           4.1      Form of Common Stock Certificate                                               (2)

           4.2      Certificate of Designation defining the powers, designations,                  (7)
                    rights, preferences, limitations and restrictions applicable to the
                    Company's Series A Cumulative Convertible Redeemable
                    Preferred Stock

           10.1     Employment Agreement dated as of October 1, 1995 between                       (2)
                    the Company and Douglas R. Eger

           10.2     Employment Agreement dated as of September 7, 1995                             (2)
                    between the Company and George Lombardi

           10.3     Amendment dated as of September 22, 1996 to Employment                         (7)
                    Agreement dated as of September 7, 1995 between the
                    Company and George Lombardi

           10.4     Employment Agreement dated as of March 28, 1996 between                        (2)
                    the Company and Michael Zeldin

           10.5     Amendment dated June 6, 1996 to Employment Agreement                           (7)
                    dated as of March 28, 1996 between the Company and Michael
                    Zeldin




           10.6     Employment Agreement dated as of June 6, 1996 between the                      (3)
                    Company and Thomas M. Fitzgerald

          10.65     Employment Agreement dated as of November 17, 1997                             (1)
                    between the Company and Judy Roeske Bullock

          10.7      Agreement of Sublease dated as of November 17, 1995                            (2)
                    between the Company and Brumbaugh Graves Donohue &
                    Raymond relating to 30 Rockefeller Plaza, Suite 4515, New
                    York, New York

          10.8      1993 Stock Option Plan, as amended                                             (1)

          10.9      1993 Restricted Stock Plan, as amended                                         (2)

          10.10     1996 Directors Stock Option Plan                                               (7)

          10.11     Agreement and Plan of Merger among the Company, Camelot                        (6)
                    Pharmacal, L.L.C., David A. Byron, Loren G. Peterson and
                    Carl Siekmann dated April 25, 1997

          10.12     Employment Agreement dated as of April 25, 1997 between the                    (6)
                    Company and David A. Byron

          10.13     Employment Agreement dated as of April 25, 1997 between                        (6)
                    the Company and Loren G. Peterson

          10.14     Employment Agreement dated as of April 25, 1997 between the                    (6)
                    Company and Carl Siekmann

          10.15     Form of the Company's 6% Convertible Subordinated                              (8)
                    Debentures due September 22, 2000.

          10.16     Lease dated August 18, 1997 between Corporate Center, L.L.C.                   (5)
                    and the Company relating to the lease of office space in St.
                    Louis, Missouri.

          10.17     Assignment and License Agreement dated as of December 3,                       (9)
                    1997 between 1266417 Ontario Limited and Ion
                    Pharmaceuticals, Inc. (portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

          10.18     Sub-License Agreement dated as of December 3, 1997                             (9)
                    between 1266417 Ontario Limited and Ion Pharmaceuticals,
                    Inc. (portions of this exhibit are omitted and were filed
                    separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the
                    Securities Exchange Act of 1934, as amended).

          10.19     Severance Agreement dated December 24, 1997 between the                        (1)
                    Company and Douglas R. Eger.

          10.20     Severance Agreement dated October 15, 1997 between the                         (1)
                    Company and George Lombardi.

          21        Subsidiaries of Registrant                                                     (1)



           23.1     Consent of Ernst & Young LLP                                                   (1)

           23.2     Consent of KPMG Peat Marwick LLP                                              (10)

           27       Financial Data Schedule                                                       (10)

----------------------------
(1) Filed with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-38327) filed with the Securities and Exchange Commission on October 21, 1997.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1997.
(10)     Filed with this report on Form 10-K/A (Amendment No. 1).

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

                                           SHEFFIELD PHARMACEUTICALS, INC.

Dated: April 30, 1998                      /S/ LOREN G. PETERSON
                                           -------------------------------------
                                           Loren G. Peterson
                                           President and Chief Executive Officer

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

                                                       /s/ KPMG Peat Warwick LLP

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

                                                                                                                    October 17, 1986
                                                                                 Years ended                         (inception) to
                                                                                 December 31,                         December 31,
                                                              --------------------------------------------------      ------------
                                                                   1997              1996               1995              1997
                                                              ------------       ------------       ------------      ------------
Revenues:
      Sub-license revenue                                     $    500,000       $    510,000       $       --        $  1,010,000
      Interest income                                               56,914            163,664             80,610           453,827
                                                              ------------       ------------       ------------      ------------

      Total revenue                                                556,914            673,664             80,610         1,463,827

Expenses:
      Acquisition of R & D in-process
           technology                                            1,650,000               --                 --           1,650,000
      Research and development                                   3,729,193          3,841,818          4,424,154        19,252,390
      General and administrative                                 4,627,567          3,831,204          2,979,437        16,522,259
      Interest                                                      39,292              9,531             64,736           159,755
                                                              ------------       ------------       ------------      ------------
      Total expenses                                            10,046,052          7,682,553          7,468,327        37,584,404
                                                              ------------       ------------       ------------      ------------

Loss before extraordinary item                                  (9,489,138)        (7,008,889)        (7,387,717)      (36,120,577)
Extraordinary item                                                    --                 --                 --              42,787

                                                              ============       ============       ============      ============
Net loss                                                      $ (9,489,138)      $ (7,008,889)      $ (7,387,717)     $(36,077,790)
                                                              ============       ============       ============      ============

Accretion of mandatorily redeemable preferred stock                (79,500)              --                 --             (79,500)
                                                              ------------       ------------       ------------      ------------
Net loss - attributable to common shares                      $ (9,568,638)              --                 --        $(36,157,290)
                                                              ============       ============       ============      ============

Loss per share of common stock - basic:
Loss before extraordinary item                                $      (0.80)      $      (0.65)      $      (0.90)     $      (7.30)
Extraordinary item                                                    --                 --                 --                0.01
                                                              ============       ============       ============      ============
Basic net loss per share                                      $      (0.80)      $      (0.65)      $      (0.90)     $      (7.29)
                                                              ============       ============       ============      ============


Weighted average common shares
      outstanding - basic                                       11,976,090         10,806,799          8,185,457         4,946,268
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


                                                                Notes                  Unrealized       Deficit       Total
                                                              receivable               gain (loss)    accumulated   stockholders'
                                                            in connection  Additional      on           during        equity
                                                 Common        with sale     paid-in    marketable    development  (Net capital
                                                 stock         of stock      capital    securities       stage      deficiency)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at October 17, 1986                           --            --            --           --            --
Common stock issued                           $ 11,288,329          --    $    254,864         --            --      11,543,193
Common stock options issued                           --            --          75,000         --            --          75,000
Net loss                                              --            --            --           --     (12,192,046)  (12,192,046)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1994                    11,288,329          --         329,864         --     (12,192,046)     (573,853)
Reincorporation in Delaware at $.01 par value  (11,220,369)         --      11,220,369         --            --            --
Common stock issued                                 27,656          --       9,726,277         --            --       9,753,933
Net loss                                              --            --            --           --      (7,387,717)   (7,387,717)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1995                        95,616          --      21,276,510         --     (19,579,763)    1,792,363
Common stock issued                                 18,267          --       7,043,328         --            --       7,061,595
Common stock subscribed                               --        (110,000)         --           --            --        (110,000)
Unrealized loss on marketable securities              --            --            --        (39,232)         --         (39,232)
Net loss                                              --            --            --           --      (7,008,889)   (7,008,889)
                                              ------------  ------------  ------------ ------------  ------------  ------------
Balance at December 31, 1996                       113,883      (110,000)   28,319,838      (39,232)  (26,588,652)    1,695,837
Issuance of common stock in connection with
  acquisition of Camelot Pharmacal, L.L.C            6,000          --       1,644,000         --            --       1,650,000
Common stock issued                                  6,612        37,400     1,041,750         --            --       1,085,762
Common stock options and warrants issued              --            --         165,868         --            --         165,868
Common stock options extended                         --            --         215,188         --            --         215,188
Accretion of issuance costs for
  cumulative convertible redeemable
  preferred stock                                                                                         (79,500)      (79,500)
Unrealized gain on marketable securities              --            --            --         39,232          --          39,232
Net loss                                              --            --            --           --      (9,489,138)   (9,489,138)
                                              ============  ============  ============ ============  ============  ============
Balance at December 31, 1997                  $    126,495  $    (72,600) $ 31,386,644 $       --    $(36,157,290) $ (4,716,751)
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

                                                                                                                    October 17, 1986
                                                                                       Years ended                  (inception) to
                                                                                       December 31,                  December 31,
                                                                       ------------------------------------------   ------------
                                                                           1997           1996            1995          1997
                                                                       ------------   ------------   ------------   ------------
Cash outflows from development stage activities and
   extraordinary gain:
      Loss before extraordinary item                                   $ (9,489,138)  $ (7,008,889)  $ (7,387,717)   (36,120,577)
     Extraordinary gain on extinguishment of debt                              --             --             --           42,787
                                                                       ------------   ------------   ------------   ------------
       Net loss                                                          (9,489,138)    (7,008,889)    (7,387,717)   (36,077,790)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for services          381,056        640,762        357,032      1,922,059
     Non-cash interest expense                                               28,875           --           50,000         78,875
     Write-off of in-process technology                                   1,650,000           --             --        1,650,000
     Securities aquired under sub-license agreement                            --         (500,000)          --         (500,000)
     Issuance of common stock for intellectual property rights                 --             --             --          866,250
     Amortization of organizational and debt issuance costs                    --             --             --           77,834
     Depreciation and amortization                                           84,584         71,652         47,992        246,591
     Increase in debt issuance and organizational costs                        --             --             --          (77,834)
     Loss realized on sale of marketable securities                         324,915           --             --          324,915
     Decrease (increase) in prepaid expenses and other current assets        (3,403)       109,810        (88,618)      (106,419)
     Decrease (increase) in other assets                                     14,278         44,354         (4,387)        33,303
     Increase (decrease) in accounts payable, accrued liabilities           440,817        245,680       (375,785)       310,712
     Increase (decrease) in sponsored research payable                     (109,389)       352,755       (140,454)     1,047,838
                                                                       ------------   ------------   ------------   ------------
       Net cash used by development stage activities                     (6,677,405)    (6,043,876)    (7,541,937)   (30,198,450)
                                                                       ------------   ------------   ------------   ------------
Cash flows from investing activities:
     Proceeds on sale of marketable securities                              175,085           --             --          175,085
     Acquisition of laboratory and office equipment                         (53,543)       (51,136)       (24,517)      (317,352)
     Decrease (increase) in segregated cash                                  75,000        (75,000)          --             --
     Increase in notes receivable in connection with sale of stock             --         (240,000)          --         (240,000)
     Increase in loan receivable - former officer                           (80,000)          --             --          (80,000)
     Payments of notes receivable                                            37,400        130,000           --          167,400
     Purchase of Camelot Pharmacal, L.L.C.,
       net of cash acquired                                                 (46,687)          --             --          (46,687)
                                                                       ------------   ------------   ------------   ------------
       Net cash provided (used) by investing activities                     107,255       (236,136)       (24,517)      (341,554)
                                                                       ------------   ------------   ------------   ------------
Cash flows from financing activities:
     Principal payments under capital lease                                 (50,925)       (21,528)          --          (72,453)
     Conversion of convertible, subordinated notes                             --             --             --          749,976
     Proceeds from issuance of convertible debenture                      1,750,000           --          550,000      2,300,000
     Proceeds from issuance of common stock                                    --             --        7,699,574     13,268,035
     Proceeds from issuance of preferred stock                            3,284,812           --             --        3,284,812
     Proceeds from exercise of stock options                                   --          471,550        866,127      1,337,677
     Proceeds from exercise of warrants                                        --        5,949,284        231,200     10,064,481
                                                                       ------------   ------------   ------------   ------------
       Net cash and cash equivalents provided by financing activities     4,983,887      6,399,306      9,346,901     30,932,528
                                                                       ------------   ------------   ------------   ------------
       Net increase in cash and cash equivalents                         (1,586,263)       119,294      1,780,447        392,524
 Cash and cash equivalents at beginning of period                         1,979,871      1,860,577         80,130          1,084
                                                                       ============   ============   ============   ============
 Cash and cash equivalents at end of period                            $    393,608   $  1,979,871   $  1,860,577   $    393,608
                                                                       ============   ============   ============   ============

Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services      $    381,056   $    640,762   $    357,032   $  1,921,259
     Common stock issued for acquisitions                                 1,650,000           --             --        1,655,216
     Common stock issued for intellectual property rights                      --             --             --          866,250
     Common stock issued to retire debt                                        --             --          600,000        600,000
     Common stock issued to redeem convertible securities                 1,334,105           --             --        1,334,105
     Securities acquired under sub-license agreement                           --          500,000           --          500,000
     Unrealized (realized) depreciation of investments                      (39,232)        39,232           --             --
     Equipment acquired under capital lease                                    --           72,453           --           72,453
     Notes payable converted to common stock                                   --             --             --          749,976
     Stock dividends                                                        182,352           --             --          182,352
                                                                       ============   ============   ============   ============

Supplemental disclosure of cash flow information:
   Interest paid                                                       $     10,417   $      9,531   $     64,736   $    130,880
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

            The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred net losses of
            $9,489,138   $7,008,889  and  $7,387,717  during  the  years  ended
            December 31, 1997, 1996 and 1995 respectively, and has an accumulated deficit of $36,157,290 from inception (October 17, 1986) through December 31, 1997.

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

       The 1996 Directors Stock Option Plan was adopted by the Board of Directors and approved by the shareholders on June 20, 1996. Under the Stock Option Plan, the maximum aggregate number of shares which may be optioned and sold is 500,000 shares of common stock. The Directors Stock Option Plan granted each eligible director 15,000 stock options. To the extent that shares remain available, any new directors shall receive the grant of an Option to purchase 25,000 shares. To the extent that Shares remain available under the plan, on January 1 of each year commencing January 1, 1997, each eligible director shall be granted an option to purchase 15,000 shares. The exercise price of all options granted under the Directors Stock Option Plan shall be the fair market value at the date of the grant. Options generally expire five years from the date of grant. As of the December 31, 1997, 45,000 shares have been granted under the 1996 Directors Stock Option Plan.

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

       At the annual meeting of stockholders of the Company held on June 26, 1997, the Company's shareholders approved an increase in the number of shares available for issuance pursuant to the Company's 1993 Stock Option Plan from 1,000,000 shares to 3,000,000 shares.

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


            At December 31, 1997, a total of 1,501,500 shares were available for future grants under the 1993 Stock Option Plan, the 1993 Restricted Stock Plan, and the 1996 Directors Stock Option Plan.


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

            On April 15, 1998, the Company made the DM 2.0 million payment to Siemens, A.G. that was originally due in January 1998 under the terms of the MSI license agreement. This payment was made with the proceeds of the Series B Preferred Stock offering.

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