Form 10-Q
period 1998-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 1998-05-15
CIK 894158

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

                        For Quarter Ended March 31, 1998
                         Commission File Number 1-12584

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

                                 Yes X      No
                                    ------     -----

         The number of shares outstanding of the issuer's Common Stock is 15,742,762 shares of Common Stock as of March 31, 1998.





--------------------------------------------------------------------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX
                                      -----

                                                                            Page
PART I.                  Financial Information

            ITEM 1.      Financial Statements.

                         Consolidated  Balance  Sheets  - March  31,         1
                         1998 and December 31, 1997.

                         Consolidated  Statements of Operations  for         2
                         the three months ended March 31, 1998 and 1997 and for the period from October 17, 1986 (inception) to March 31, 1998.

                         Consolidated  Statements  of Cash Flows for         3
                         the three months ended March 31, 1998 and 1997 and for the period from October 17, 1986 (inception) to March 31, 1998.

                         Notes to Consolidated Financial Statements.         4

            ITEM 2.      Management's  Discussion  and  Analysis  of         6
                         Financial    Condition   and   Results   of
                         Operations.

PART II.                 Other Information.

            ITEM 2.      Changes in Securities.                             10
            ITEM 6.      Exhibits and Reports on Form 8-K.                  10

SIGNATURES                                                                  11

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                        March 31,
                                                                                                           1998       December 31,
                                                                                                       (unaudited)        1997
                                                                                                      ------------    -------------

                                     ASSETS
Current assets:
                Cash and cash equivalents                                                             $      7,876    $    393,608
                Loan receivable - former officer                                                            72,500          80,000
                Prepaid expenses and other current assets                                                   40,329          47,378
                                                                                                      ------------    ------------
                     Total current assets                                                                  120,705         520,986
                                                                                                      ------------    ------------

Property and equipment:
                Laboratory equipment                                                                       185,853         185,852
                Office equipment                                                                           109,002         142,562
                                                                                                      ------------    ------------
                                                                                                           294,855         328,414
                Less accumulated depreciation and amortization                                             198,683         185,201
                                                                                                      ------------    ------------

                     Net property and equipment                                                             96,172         143,213
                                                                                                      ------------    ------------

Other assets                                                                                                11,869          25,738
                                                                                                      ------------    ------------

                     Total assets                                                                     $    228,746    $    689,937
                                                                                                      ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
                Accounts payable and accrued liabilities                                              $  2,609,156    $    887,782
                Sponsored research payable                                                                 470,180         470,768
                                                                                                      ------------    ------------
                     Total current liabilities                                                           3,079,336       1,358,550

6% convertible subordinated debenture                                                                      882,000       1,551,000
Interest payable on debenture                                                                                 --            28,875

Cumulative convertible redeemable preferred stock, $.01 par value.  Authorized,
                3,000,000 shares; issued and outstanding, 10,000 and 25,000 shares at
                March 31, 1998 and December 31, 1997, respectively                                       1,000,479       2,468,263

Commitments and contingencies

Stockholders' equity (net capital deficiency):
                Common stock, $.01 par value.  Authorized, 50,000,000 shares;
                        issued and outstanding, 15,742,762 and 12,649,539
                        shares at March 31, 1998 and December 31, 1997, respectively                       157,428         126,495
                Notes receivable in connection with sale of stock                                          (49,300)        (72,600)
                Additional paid-in capital                                                              33,603,041      31,386,644
                Deficit accumulated during development stage                                           (38,444,238)    (36,157,290)
                                                                                                      ------------    ------------

                                                                                                        (4,733,069)     (4,716,751)
                                                                                                      ------------    ------------

                     Total liabilities and stockholders' equity (net capital deficiency)              $    228,746    $    689,937
                                                                                                      ============    ============


     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO MARCH 31, 1998
                                   (UNAUDITED)

                                                                                          October 17, 1986
                                                            Three months ended             (inception) to
                                                                March 31,                     March 31
                                                  -------------------------------------  ----------------
                                                         1998                1997               1998
                                                  -----------------  ------------------  ----------------
Revenues:
        Sub-license revenue                         $       --          $       --            1,010,000
        Interest income                                      953              18,225            454,780
                                                    ------------        ------------       ------------

        Total revenue                                        953              18,225          1,464,780

Expenses:
        Acquisition of R & D in-process
                technology                                  --                  --            1,650,000
        Research and development                       1,609,041           1,938,037         20,861,431
        General and administrative                       612,490             745,597         17,134,749
        Interest                                          42,470               2,679            202,225
                                                    ------------        ------------       ------------
        Total expenses                                 2,264,001           2,686,313         39,848,405
                                                    ------------        ------------       ------------

Loss before extraordinary item                        (2,263,048)         (2,668,088)       (38,383,625)
Extraordinary item                                          --                  --               42,787

                                                    ------------        ------------       ------------
Net loss                                            $ (2,263,048)       $ (2,668,088)       (38,340,838)
                                                    ============        ============       ============

Accretion of mandatorily redeemable
        preferred stock                                  (23,900)               --             (103,400)

                                                    ------------        ------------       ------------
Net loss - attributable to common shares            $ (2,286,948)       $ (2,668,088)      $(38,444,238)
                                                    ============        ============       ============
Loss per share of common stock - basic:
Loss before extraordinary item                      $      (0.17)       $      (0.23)      $      (7.49)
Extraordinary item                                          --                  --                 0.01
                                                    ------------        ------------       ------------
Basic net loss per share                            $      (0.17)       $      (0.23)             (7.48)
                                                    ============        ============       ============


Weighted average common shares
        outstanding - basic:                          13,655,722          11,388,274          5,133,612
                                                    ============        ============       ============

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO MARCH 31, 1998
                                   (UNAUDITED)

                                                                                                                   October 17, 1986
                                                                                           Three months ended      (inception) to
                                                                                               March 31,               March 31,
                                                                                     ----------------------------  -----------------
                                                                                        1998              1997            1998
                                                                                     -----------      -----------  ----------------
Cash outflows from development stage activities and extraordinary gain:
      Loss before extraordinary item                                                 $(2,263,048)     $(2,668,088)     $(38,383,625)
      Extraordinary gain on extinguishment of debt                                          --               --        $     42,787
                                                                                     -----------      -----------      ------------
         Net loss                                                                     (2,263,048)      (2,668,088)      (38,340,838)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
      Issuance of common stock, stock options/warrants for fees/services                  16,389             --           1,938,448
      Non-cash interest expense                                                           41,381             --             120,256
      Write-off of in-process technology                                                    --               --           1,650,000
      Securities aquired under sub-license agreement                                        --               --            (500,000)
      Issuance of common stock for intellectual property rights                             --               --             866,250
      Amortization of organizational and debt issuance costs                                --               --              77,834
      Depreciation and amortization                                                       13,482           17,775           260,073
      Increase in debt issuance and organizational costs                                    --               --             (77,834)
      Loss realized on sale of marketable securities                                        --               --             324,915
      Decrease (increase) in prepaid expenses and other current assets                     7,049           15,006           (99,370)
      Decrease (increase) in other assets                                                 13,869              600            47,172
      Increase (decrease) in accounts payable, accrued liabilities                     1,721,374         (114,400)        2,037,302
      Increase (decrease) in sponsored research payable                                     (588)         592,153         1,047,250
                                                                                     -----------      -----------      ------------
         Net cash used by development stage activities                                  (450,092)      (2,156,954)      (30,648,542)
                                                                                     -----------      -----------      ------------
Cash flows from investing activities:
      Proceeds on sale of marketable securities                                             --               --             175,085
      Acquisition of laboratory and office equipment                                        --               --            (317,352)
      Disposition of office equipment                                                     33,560             --              33,560
      Increase in notes receivable in connection with sale of stock                         --               --            (240,000)
      Decrease (increase) in loan receivable - former officer                              7,500             --             (72,500)
      Payments on notes receivable                                                        23,300             --             190,700
      Purchase of Camelot Pharmacal L.L.C., net of cash acquired                            --               --             (46,687)
                                                                                     -----------      -----------      ------------
         Net cash provided (used) by investing activities                                 64,360             --            (277,194)
                                                                                     -----------      -----------      ------------
Cash flows from financing activities:
      Principal payments under capital lease                                                --             (7,550)          (72,453)
      Conversion of convertible, subordinated notes                                         --               --             749,976
      Proceeds from issuance of convertible debenture                                       --               --           2,300,000
      Proceeds from issuance of common stock                                                --               --          13,268,035
      Proceeds from issuance of preferred stock                                             --          3,212,136         3,284,812
      Proceeds from exercise of stock options                                               --               --           1,337,677
      Proceeds from exercise of warrants                                                    --               --          10,064,481
                                                                                     -----------      -----------      ------------
         Net cash and cash equivalents provided by financing activities                     --          3,204,586        30,932,528
                                                                                     -----------      -----------      ------------
         Net increase (decrease) in cash and cash equivalents                           (385,732)       1,047,632             6,792
 Cash and cash equivalents at beginning of period                                        393,608        1,979,871           394,692
                                                                                     ===========      ===========      ============
 Cash and cash equivalents at end of period                                          $     7,876      $ 3,027,503      $    401,484
                                                                                     ===========      ===========      ============
Noncash investing and financing activities:
      Common stock, stock options and warrants issued for services                   $    16,389             --           1,937,648
      Common stock issued for acquisitions                                                  --               --           1,655,216
      Common stock issued for intellectual property rights                                  --               --             866,250
      Common stock issued to retire debt                                                    --               --             600,000
      Common stock issued to redeem convertible securities                             2,136,784             --           3,470,889
      Securities acquired under sub-license agreement                                       --               --             500,000
      Unrealized (realized) depreciation of investments                                     --            241,183              --
      Equipment acquired under capital lease                                                --               --              72,453
      Notes payable converted to common stock                                               --               --             749,976
      Stock dividends                                                                    104,281             --             286,633
                                                                                     ===========      ===========      ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                     $     1,089      $     2,679      $    131,969
                                                                                     ===========      ===========      ============

                                       3

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated balance sheet as of March 31, 1998 and the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 and for the period from October 17, 1986 (inception) to March 31, 1998, have been prepared by Sheffield Pharmaceuticals, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

         Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated on January 13, 1992 and was liquidated on June 30, 1997. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. On January 26, 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On June 26, 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. Unless the context requires otherwise, Sheffield, U-Tech, Ion and CP are referred to as "the Company." All significant intercompany transactions are eliminated in consolidation.

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

2.       BASIC LOSS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Stock outstanding during each year. Common Stock equivalents are not included as their effect is antidilutive. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior periods was necessary.

3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On  January  1,  1998 the  Company  adopted  SFAS No.  130,  "Reporting
         Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and is applied to all enterprises. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

4.       SUBSEQUENT EVENTS

         On April 15, 1998, the Company entered into an option agreement with Zambon Group SpA ("Zambon") of Milan, Italy for a sublicense to the Company's proprietary MSI drug delivery system. Under this contemplated transaction, Zambon will receive an exclusive world-wide marketing and development sub-license for respiratory products to be delivered by the metered solution inhaler ("MSI") including four drugs currently under development by Sheffield. Sheffield will maintain certain co-promotion rights in the U.S. for respiratory drugs as well as the world-wide marketing and development rights for all applications of the MSI delivery system outside the respiratory therapeutic area. As part of this transaction, Zambon will agree to fund all remaining development costs relating to these respiratory products, will pay Sheffield an up-front fee in the form of an equity investment as well as milestone payments upon marketing approval for each of the four products and royalties upon commercialization. In addition, Zambon will provide Sheffield with an interest free line of credit upon the achievement of certain early milestones. Sheffield has received a $650,000 option fee from Zambon in the form of an equity investment. The consummation of the sublicensing transaction with Zambon will be subject to the negotiation by the parties of a definitive sublicensing agreement.

         On April 15, 1998, the Company issued 1,250 shares of its Series B Cummulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") in a private placement for an aggregate purchase price of $1,250,000. Under the terms of this offering, the Company must redeem the preferred stock at the time it concludes a definitive sub-license agreement on the MSI or other financing. As of May 15, 1998 all of the Series B Preferred Stock remains to be redeemed or available for conversion.

         On April 15, 1998, the Company made the DM 2.0 million payment to Siemens, A.G. that was originally due in January 1998 under the terms of its license agreement with Siemens, A.G. covering the MSI technology. This payment was made with the proceeds of the Series B Preferred Stock offering.

         For the period January 1, 1998 through April 15, 1998, a total of 4,075,797 shares of common stock were issued as a result of conversion of the Company's Series A Preferred Stock. As of April 15, 1998, all outstanding shares of the Series A Preferred Stock had been converted. For the period January 1, 1998 through May 15, 1998, a total of 2,291,798 shares of common stock were issued as a result of partial conversion and interest payments made on the Company's outstanding 6% subordinated convertible debentures. As of May 15, 1998, $447,500 in principal remains to be repaid or available for conversion under the debentures.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 2:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, being a development stage enterprise, has incurred a net loss in each of the fiscal years since its inception and has had to rely on outside sources of funds to maintain its liquidity. Additional operating losses are expected to be incurred for the next several years as the Company expends its resources for product acquisition, research and development and preclinical and clinical testing.

As a development stage company without significant revenues, the Company has financed its development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $30.9 million through March 31, 1998. On April 15, 1998, the Company completed a private offering of 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock, which raised total gross proceeds of $1.25 million. Also on April 15, 1998, the Company received a $650,000 option fee from Zambon in the form of an equity investment. The proceeds of these placements were to be used to make a DM 2.0 million payment to Siemens A.G. and for working capital and general corporate purposes. The Company's operating results have fluctuated significantly during each quarter since its inception, and the Company anticipates that such fluctuations, largely attributable to varying development commitments and expenditures, as well as the acquisition of drug delivery technologies and products, will continue into the foreseeable future.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended March 31, 1998, the Company funded $1,609,041 for research and development on its projects. During the succeeding 12-month period, approximately $2.3 million in additional funding is projected to be incurred on clinical and laboratory research and development, as well as the final remaining payment of DM 2.0 million to Siemens relative to the MSI. All this estimated funding of $2.3 million, is expected to be applied to the MSI. The Company continues to seek appropriate sub-licensing partners for its remaining early-stage technologies.

In addition to clinical and laboratory research development, the Company expects to incur ongoing costs in connection with its intellectual property protection and patent prosecution, which costs are expected to approximate $100,000 over the next 12 months.

          SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE ENTERPRISE)

REVENUES AND EXPENSES

Revenues:

From inception through the period ended March 31, 1998, the Company has earned sub-license revenue of $1,010,000 relative to various early-stage technologies.

From inception through the period ended March 31, 1998, the Company has earned interest income of $454,780 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended March 31, 1998 was $953 compared to $18,225 for the same period ended March 31, 1997. The decrease in interest earned is attributable to a decrease of cash invested in short-term investments. Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

Operating Expenses:

From inception through the period ended March 31, 1998, the Company incurred $39,848,405 of operating expenses. Of the total operating expenses for that period, $20,861,431 were costs of research and development for the Company's technologies and $1,650,000 for the acquisition of R & D in-process technology. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for its completed and proposed financing plans. Research and development costs are expected to remain high as the Company implements later-stage research projects of its technologies and such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended March 31, 1998, were $2,264,001 compared to $2,686,313 for the same period ended March 31, 1997. During the quarter ended March 31, 1998, the Company recognized an approximately $1.1 million expense related to its obligation due in January, 1998 under the MSI license agreement with Siemens A.G. There was no corresponding expense during the quarter ended March 31, 1997 as the prior year obligation under the agreement was not due until the quarter ended June 30, 1997. The remaining decrease in operating expenses of approximately $1.5 million was primarily due to significantly reduced spending on both research and development (approximately $1.4 million) and general and administrative expenses (approximately $130,000).

The table on the following page indicates (i) the Company's direct research and development expenses by project for the three months ended March 31, 1998 and from the Company's inception to March 31, 1998, (ii) the Company's current estimate by project of committed and/or anticipated funding requirements after March 31, 1998 and (iii) revenues received to date by project.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    Direct Research and Development Expenses
                                  (in dollars)

                                        Three months                              Committed and/or
                                           ended             Inception to        anticipated R & D        Revenue
          R & D Projects                  3/31/98              3/31/98         funding after 0/31/98*    received
-------------------------------------------------------------------------------------------------------------------

Multi-Dose Solution Inhaler (MSI)        1,514,832           3,459,680           16,000,000**                 0
Ion Pharmaceuticals, Inc.                      610           4,823,205                    0             510,000
   Technologies
RBC-CD4 Electroinsertion                         0           6,254,185                    0                   0
   Technology
Lipsome-CD4 Technology                           0           2,322,322                    0             500,000
HIV/AIDS Vaccine                                 0           1,211,618                    0                   0
UGIF Technology                                244             223,681                    0                   0
Membrane Attack Complex                          0             365,618                    0                   0
   (MAC)/Complement

------------------------
 * These figures include management's estimates of anticipated direct R&D funding as of the date of this report. The amounts and rate of application of the Company's funds to any particular project are expected to fluctuate and will depend in part on the Company's successful completion of various stages of research, the availability of additional financing and the Company's identification and acquisition of rights in new technologies in the future.

** It is contemplated that this amount will be reduced to zero dollars in the event Zambon exercises its option agreement to acquire a sublicense for MSI respiratory applications and assumes related development funding obligations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enteprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No. 131 will have no significant impact on the Company's financial reporting.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash available for funding its operations as of March 31, 1998 was $7,876. As of such date, the Company had trade payables of $2,609,156 and current research obligations of $470,180. In addition, committed and/or anticipated funding of research and development after March 31, 1998 is currently estimated at approximately $16,000,000. The Company will be required to obtain additional funds for its business through operations or equity or debt financings, collaborative arrangements with corporate partners or from other resources. No assurance can be given that these funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The Company has not yet begun to generate revenues from the sale of products. The Company's products will require significant additional development, clinical testing and investment prior to commercialization. The Company does not expect regulatory approval for commercial sales of any of its products in the immediate future. There can be no assurance that such products will be successfully developed, proven to be safe and efficacious in clinical trials, able to meet applicable regulatory standards, able to obtain required regulatory approvals, or produced in commercial quantities at reasonable costs or be successfully commercialized and marketed.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

Under the terms of existing agreements, the Company is obligated to make certain payments to its licensors. In the event that the Company defaults on the payment of an installment under the terms of an existing licensing agreement, its rights thereunder could be forfeited. As a consequence, the Company could lose all rights under a license agreement to the related licensed technology, notwithstanding the total investment made through the date of the default. There can be no assurance that unforeseen obligations or contingencies will not deplete the Company's financial resources and, accordingly, sufficient resources may not be available to fulfill the Company's commitments. In this regard, in January, 1998 a payment of DM 2.0 million (approximately $1.1 million) was due to Siemens AG under the terms of the agreement under which the Company holds the world-wide marketing rights to the MSI. Although included as an expense for the period ended March 31, 1998, this payment was not made until April 15, 1998.

On April 15, 1998, the Company entered into an option agreement with Zambon Group SpA of Milan, Italy for a sublicense to the Company's proprietary MSI drug delivery system. Under this contemplated transaction, Zambon will receive an exclusive world-wide marketing and development sub-license for respiratory products to be delivered by the MSI including four drugs currently under development by Sheffield. Sheffield will maintain certain co-promotion rights in the U.S. for respiratory drugs as well as the world-wide marketing and development rights for all applications of the MSI outside the respiratory therapeutic area. As part of this transaction, Zambon will agree to fund all remaining development costs relating to these respiratory products, will pay Sheffield an up-front fee in the form of an additional equity investment as well as milestone payments upon marketing approval for each of the four products and royalties upon commercialization. In addition, Zambon would provide Sheffield with an interest free line of credit upon the achievement of certain early milestones. Sheffield received a $650,000 fee from Zambon in the form of an equity investment upon execution of the option agreement. The consummation of the sublicensing transaction with Zambon is subject to the negotiation by the parties of a definitive sublicensing agreement.

On April 15, 1998, the Company issued 1,250 shares of its Series B Cummulative Convertible Redeemable Preferred Stock (the "Series B Preferred Stock") in a private placement for an aggregate purchase price of $1,250,000. Under the terms of this offering, the Company must redeem the preferred stock at the time it concludes a definitive sub-license agreement on the MSI or other financing. As of May 15, 1998, all of the Series B Preferred Stock remains to be redeemed or available for conversion.

On April 15, 1998, the Company made the DM 2.0 million payment to Siemens, A.G. that was originally due in January 1998 under the terms of the MSI license agreement. This payment was made with the proceeds of the Series B Preferred Stock offering.

As stated in the Company's press release on April 16, 1998 and included in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 1998, the Company continues not to meet certain of the American Stock Exchange's ("AMEX") continued listing guidelines, and, as a result, there can be no assurance that the Company's common stock will continue to be listed on the AMEX.

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART II:          OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES.

                  The following unregistered securities were issued by the Company during the quarter ended March 31, 1998:


                                       Number
                                     of Shares
                                     Sold/Issued
                    Description      /Subject to
     Date of       Of Securities      Options or     Offering/exercise
   Sale/issuance     Issued            Warrants      Price Per Share ($)     Purchaser Or Class
   -------------   -------------     -----------     -------------------     ------------------


   January -        Common Stock      3,093,223       $0.5719 - $1.3313      Holders of Series A
   March 1998                                                                Preferred Stock and
                                                                             6% Convertible
                                                                             Convertible Debentures

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

         NO.             DESCRIPTION

         27              Financial Data Schedule.

         (b) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 17, 1998 relating to (i) the Company's entering into an option agreement to form a strategic arrangement with Zambon Group SpA of Milan, Italy, for the worldwide development and commercialization of drugs to treat respiratory disease in the Company's proprietary MSI system, (ii) the announcement of the Company's financial results for the fourth quarter and year ended December 31, 1997, (iii) the completion of the offering and sale of the Company's Series B Cumulative Convertible Redeemable Preferred Stock for gross proceeds of $1.25 million, and (iv) certain other matters.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SHEFFIELD PHARMACEUTICALS, INC.

Dated: May 15, 1998              /S/ Loren G. Peterson
                                  ----------------------
                                 Loren G. Peterson
                                 President & Chief Executive Officer


Dated: May 15, 1998              /S/ Judy Roeske Bullock
                                 -----------------------
                                 Judy Roeske Bullock
                                 Vice President & Chief Financial Officer
                                 (Principal Financial and Accounting Officer)