Form 10-Q
period 1998-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 1998-08-14
CIK 894158

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

                         For Quarter Ended June 30, 1998
                         Commission File Number 1-12584

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

                                 Yes /X/ No / /

         The number of shares outstanding of the issuer's Common Stock is 26,853,537 shares of Common Stock as of June 30, 1998.
--------------------------------------------------------------------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                     INDEX

                                                                            Page
PART I.         Financial Information

      ITEM 1.   Financial Statements.

                Consolidated Balance Sheets - June 30, 1998                  1
                and December 31, 1997.

                Consolidated Statements of Operations for the                2
                three and six months ended June 30, 1998 and 1997 and for the period from October 17, 1986
                (inception) to June 30, 1998.

                Consolidated Statements of Cash Flows for the                3
                three and six months ended June 30, 1998 and 1997 and for the period from October 17, 1986
                (inception) to June 30, 1998.

                Consolidated Statements of Stockholders' Equity              4
                (Net Capital Deficiency) for the period from October 17, 1986 (inception) to June 30, 1988

                Notes to Consolidated Financial Statements.                  5

      ITEM 2.   Management's Discussion and Analysis of                      8
                Financial Condition and Results of Operations

PART II.        Other Information.

      ITEM 2.   Changes in Securities.                                      12
      ITEM 6.   Exhibits and Reports on Form 8-K.                           13

SIGNATURES                                                                  14

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,
                                                                                       1998                 December 31,
                                                                                    (Unaudited)                 1997
                                                                                -----------------        ---------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $  5,421,662         $    393,608
     Marketable securities                                                               350,000                 --
     Loan receivable - former officer                                                     65,000               80,000
     Prepaid expenses and other current assets                                            33,451               47,378
                                                                                    ------------         ------------
       Total current assets                                                            5,870,113              520,986
                                                                                    ------------         ------------

Property and equipment:
     Laboratory equipment                                                                185,853              185,852
     Office equipment                                                                    111,598              142,562
                                                                                    ------------         ------------
                                                                                         297,451              328,414
     Less accumulated depreciation and amortization                                      211,578              185,201
                                                                                    ------------         ------------
       Net property and equipment                                                         85,872              143,213
                                                                                    ------------         ------------

Other assets                                                                               5,680               25,738
                                                                                    ------------         ------------
       Total assets                                                                 $  5,961,665         $    689,937
                                                                                    ============         ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                                       $    716,505         $    887,782
     Sponsored research payable                                                          470,180              470,768
                                                                                    ------------         ------------
       Total current liabilities                                                       1,186,685            1,358,550

6% convertible subordinated debenture                                                       --              1,551,000
Interest payable on debenture                                                               --                 28,875

Preferred stock, $.01 par value, authorized 3,000,000 shares:
     Series A cumulative convertible redeemable preferred stock,
        0 and 10,000 shares issued and oustanding at June 30, 1998
        and December 31, 1997, respectively                                                 --              2,468,263
     Series B cumulative convertible redeemable preferred stock,
        1,250 and 0 shares issued and oustanding at June 30, 1998
        and December 31, 1997, respectively                                            1,250,000                 --

Commitments and contingencies

Stockholders' equity (net capital deficiency):
     Series C convertible preferred stock, 11,500 and 0 shares
        issued and outstanding at June 30, 1998 and December 31,
        1997, respectively                                                                   115                 --
     Common stock, $.01 par value.  Authorized, 50,000,000 shares;
        issued and outstanding, 26,853,537 and 12,649,539
        shares at June 30, 1998 and December 31, 1997, respectively                      268,534              126,495
     Notes receivable in connection with sale of stock                                   (25,400)             (72,600)
     Additional paid-in capital                                                       55,029,090           31,386,644
     Deficit accumulated during development stage                                    (51,747,359)         (36,157,290)
                                                                                    ------------         ------------
                                                                                       3,524,980           (4,716,751)
                                                                                    ------------         ------------
        Total liabilities and stockholders' equity (net capital deficiency)         $  5,961,665         $    689,937
                                                                                    ============         ============


     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                                    October 17, 1986
                                                              Three months ended                Six months ended     (inception) to
                                                                    June 30,                        June 30,            June 30,
                                                       -----------------------------------------------------------------------------

                                                             1998           1997            1998           1997            1998
                                                             ----           ----            ----           ----            ----
Revenues:
  Sub-license revenue                                  $    350,000    $       --      $    350,000    $       --         1,360,000
  Interest income                                             2,562          21,747           3,515          39,972         457,342
                                                       ------------    ------------    ------------    ------------    ------------

  Total revenue                                             352,562          21,747         353,515          39,972       1,817,342

Expenses:
  Acquisition of R & D in-process
    technology                                           12,500,000       1,650,000      12,500,000       1,650,000      14,150,000
  Research and development                                  187,063         786,165       1,796,104       2,724,202      21,048,494
  General and administrative                                882,409       1,004,893       1,494,899       1,750,489      18,017,158
  Interest                                                   86,211           2,089         128,681           4,768         288,436
                                                       ------------    ------------    ------------    ------------    ------------
  Total expenses                                         13,655,683       3,443,147      15,919,684       6,129,459      53,504,088
                                                       ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item                          (13,303,121)     (3,421,400)    (15,566,169)     (6,089,487)    (51,686,746)
Extraordinary item                                             --              --              --              --            42,787

                                                       ============    ============    ============    ============    ============
Net loss                                               $(13,303,121)   $ (3,421,400)   $(15,566,169)   $ (6,089,487)    (51,643,959)
                                                       ============    ============    ============    ============    ============

Accretion of mandatorily redeemable
  preferred stock                                              --              --           (23,900)           --          (103,400)

                                                       ============    ============    ============    ============    ============
Net loss - attributable to common shares               $(13,303,121)   $ (3,421,400)   $(15,590,069)   $ (6,089,487)   $(51,747,359)
                                                       ============    ============    ============    ============    ============

Loss per share of common stock - basic and diluted:
Loss before extraordinary item                         $      (0.67)   $      (0.29)   $      (0.93)   $      (0.52)   $      (9.50)
Extraordinary item                                             --              --              --              --              0.01
                                                       ============    ============    ============    ============    ============
Basic and diluted net loss per share                   $      (0.67)   $      (0.29)   $      (0.93)   $      (0.52)          (9.49)
                                                       ============    ============    ============    ============    ============

Weighted average common shares
  outstanding - basic and diluted:                       19,950,354      11,823,439      16,820,359      11,607,059       5,448,993
                                                       ============    ============    ============    ============    ============


     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 AND FOR THE PERIOD
               FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                                    October 17, 1986
                                                                  Three months ended          Six months ended        (inception) to
                                                                     June 30,                      June 30,              June 30,
                                                              --------------------------   ------------------------ ----------------
                                                                   1998         1997           1998          1997          1998
                                                              ------------  ------------   ------------  ----------    -------------

Cash outflows from development stage activities and
 extraordinary gain:
 Loss before extraordinary item                               $(13,303,121) $(3,421,400)   $(15,566,169)  $(6,089,487) $(51,686,746)
 Extraordinary gain on extinguishment of debt                         --           --              --            --          42,787
                                                              ------------  -----------    ------------   -----------  ------------
  Net loss                                                     (13,303,121)  (3,421,400)    (15,566,169)   (6,089,487)  (51,643,959)
Adjustments to reconcile net loss to net cash used by
 development stage activities:
   Issuance of common stock, stock options/warrants
    for fees/services                                                 --         25,000          16,389        25,000     1,938,448
   Non-cash interest expense                                         4,793         --            46,174          --         125,049
   Non-cash acquisition of R&D in process technology                  --      1,650,000            --       1,650,000     1,650,000
   Securities aquired under sub-license agreement                 (350,000)        --          (350,000)         --        (850,000)
   Issuance of common stock for intellectual property rights          --           --              --            --         866,250
   Amortization of organizational and debt issuance costs             --           --              --            --          77,834
   Depreciation and amortization                                    12,895       18,243          26,377        36,017       272,968
   Increase in debt issuance and organizational costs                 --           --              --            --         (77,834)
   Loss realized on sale of marketable securities                     --           --              --            --         324,915
   Decrease (increase) in prepaid expenses and other
     current assets                                                  6,878      (75,451)         13,927       (60,445)      (92,492)
   Decrease (increase) in other assets                               6,188         --            20,057           600        53,360
   Increase (decrease) in accounts payable,
    accrued liabilities                                         (1,892,651)     172,305        (171,277)       57,905       144,651
   Increase (decrease) in sponsored research payable                  --       (840,676)           (588)     (248,523)    1,047,250
                                                              ------------  -----------    ------------   -----------  ------------
    Net cash used by development stage activities              (15,515,018)  (2,471,979)    (15,965,110)   (4,628,933)  (46,163,560)
                                                              ------------  -----------    ------------   -----------  ------------
Cash flows from investing activities:
   Proceeds on sale of marketable securities                          --           --              --            --         175,085
   Acquisition of laboratory and office equipment                   (2,596)      (2,087)         (2,596)       (2,087)     (319,948)
   Disposition of office equipment                                    --           --            33,560          --          33,560
   Increase in notes receivable in connection with
     sale of stock                                                    --           --              --            --        (240,000)
   Decrease (increase) in loan receivable - former
     officer                                                         7,500         --            15,000          --         (65,000)
   Payments on notes receivable                                     23,900         --            47,200          --         214,600
   Purchase of Camelot Pharmacal L.L.C., net of
     cash acquired                                                    --         (8,259)           --          (8,259)      (46,687)
                                                              ------------  -----------    ------------   -----------  ------------
    Net cash provided (used) by investing activities                28,804      (10,346)         93,164       (10,346)     (248,390)
                                                              ------------  -----------    ------------   -----------  ------------
Cash flows from financing activities:
   Principal payments under capital lease                             --         (5,891)           --         (13,441)      (72,453)
   Conversion of convertible, subordinated notes                      --           --              --            --         749,976
   Proceeds from issuance of convertible debenture                    --           --              --            --       2,300,000
   Proceeds from issuance of common stock                        8,150,000         --         8,150,000          --      21,418,035
   Proceeds from issuance of preferred stock                    12,750,000         --        12,750,000     3,212,136    16,034,812
   Proceeds from exercise of stock options                            --           --              --            --       1,337,677
   Proceeds from exercise of warrants                                 --           --              --            --      10,064,481
                                                              ------------  -----------    ------------   -----------  ------------
   Net cash provided (used) by financing activities            20,900,000       (5,891)     20,900,000     3,198,695    51,832,528
                                                              ------------  -----------    ------------   -----------  ------------

    Net increase (decrease) in cash and cash equivalents         5,413,786   (2,488,216)      5,028,054    (1,440,584)    5,420,578
 Cash and cash equivalents at beginning of period                    7,876    3,027,503         393,608     1,979,871         1,084
                                                              ============  ===========    ============   ===========  ============
 Cash and cash equivalents at end of period                   $  5,421,662  $   539,287    $  5,421,662   $   539,287  $  5,421,662
                                                              ============  ===========    ============   ===========  ============

Noncash investing and financing activities:
    Common stock, stock options and warrants issued
     for services                                             $       --    $    25,000    $       --     $    25,000  $  1,937,648
    Acquisiton of R&D in-process technology                           --      1,650,000            --       1,650,000     1,655,216
    Common stock issued for intellectual property rights              --           --              --            --         866,250
    Common stock issued to retire debt                                --           --              --            --         600,000
    Common stock issued to redeem convertible securities         1,882,479         --         4,019,263          --       5,353,368
    Securities acquired under sub-license agreement                350,000         --           350,000          --         850,000
    Unrealized (realized) depreciation of investments                 --         20,178            --         261,361          --
    Equipment acquired under capital lease                            --           --              --            --          72,453
    Notes payable converted to common stock                           --           --              --            --         749,976
    Stock dividends                                                 77,914         --           182,195          --         364,547
                                                             =============  ===========    ============   ===========  ============

Supplemental disclosure of cash flow information:
   Interest paid                                              $      6,330    $   2,089    $      7,419   $     4,768  $    138,299
                                                             =============  ===========    ============   ===========  ============


     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
        FOR THE PERIOD FROM OCTOBER 17, 1986 (INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)


                                                                 Notes                  Unrealized    Deficit         Total
                                                               receivable               gain (loss) accumulated   stockholders'
                                                             in connection  Additional     on          during        equity
                                        Common     Preferred   with sale     paid-in    marketable  development   (Net capital
                                         stock       stock      of stock     capital    securities     stage       deficiency)
                                      --------------------------  ---------------------------  ------------------------  -----
Balance at October 17, 1986                   --      --        --             --           --             --             --
Common stock issued                   $ 11,288,329    --        --      $   254,864         --             --       11,543,193
Common stock options issued                   --      --        --           75,000         --             --           75,000
Net loss                                      --      --        --             --           --      (12,192,046)   (12,192,046)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at December 31, 1994            11,288,329    --        --          329,864         --      (12,192,046)      (573,853)
Reincorporation in Delaware
   at $.01 par value                   (11,220,369)   --        --       11,220,369         --             --             --
Common stock issued                         27,656    --        --        9,726,277         --             --        9,753,933
Net loss                                      --      --        --             --           --       (7,387,717)    (7,387,717)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at December 31, 1995                95,616    --        --       21,276,510         --      (19,579,763)     1,792,363
Common stock issued                         18,267    --        --        7,043,328         --             --        7,061,595
Common stock subscribed                       --      --    (110,000)          --           --             --         (110,000)
Unrealized loss on marketable
   securities                                 --      --        --             --        (39,232)          --          (39,232)
Net loss                                      --      --        --             --           --       (7,008,889)    (7,008,889)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at December 31, 1996               113,883    --    (110,000)    28,319,838      (39,232)   (26,588,652)     1,695,837
Issuance of common stock in
  connection with
  acquisition of Camelot
  Pharmacal, L.L.C                           6,000    --        --        1,644,000         --             --        1,650,000
Common stock issued                          6,612    --      37,400      1,041,750         --             --        1,085,762
Common stock options and
  warrants issued                             --      --        --          165,868         --             --          165,868
Common stock options extended                 --      --        --          215,188         --             --          215,188
Accretion of issuance costs for
 cumulative convertible
 redeemable preferred stock                   --      --        --             --           --          (79,500)       (79,500)
Unrealized gain on marketable
  securities                                  --      --        --             --         39,232           --           39,232
Net loss                                      --      --        --             --           --       (9,489,138)    (9,489,138)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at December 31, 1997               126,495    --     (72,600)    31,386,644         --      (36,157,290)    (4,716,751)
Common stock issued                         30,933    --      23,300      2,216,397                                  2,270,630
Accretion of issuance costs for
 cumulative convertible redeemable
 preferred stock                              --      --        --             --           --          (23,900)       (23,900)
Net loss                                      --      --        --             --           --       (2,263,048)    (2,263,048)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at March 31, 1998                  157,428    --     (49,300)    33,603,041         --      (38,444,238)    (4,733,069)
Common stock issued                        111,106    --      23,900      9,926,164         --             --       10,061,170
Preferred stock issued                        --      115       --       11,499,885         --             --       11,500,000
Net loss                                      --      --        --             --           --      (13,303,121)   (13,303,121)
                                      ------------    ---   --------    -----------   ----------    -----------    -----------
Balance at June 30, 1998                   268,534    115    (25,400)    55,029,090         --      (51,747,359)     3,524,980
                                      ============    ===   ========    ===========   ==========    ===========    ===========


     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated balance sheets as of June 30, 1998 and December 31, 1997 and the accompanying consolidated statements of operations and cash flows for the three and six months ended June 30, 1998 and 1997 and for the period from October 17, 1986 (inception) to June 30, 1998, have been prepared by Sheffield Pharmaceuticals, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

         Sheffield Medical Technologies Inc. ("Sheffield") was incorporated on October 17, 1986. The Company's wholly-owned subsidiary, U-Tech Medical Corporation ("U-Tech") was incorporated on January 13, 1992 and was liquidated on June 30, 1997. On January 26, 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly-owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. On June 26, 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. As part of an agreement with Elan Corporation, plc, on June 30, 1998, Systemic Pulmonary Delivery, Ltd. ("SPD") was formed as a wholly-owned subsidiary of the Company. At that time, SPD acquired the Company's rights to the systemic applications of the Metered Solution Inhaler ("MSI") and acquired Elan's rights to certain pulmonary delivery technologies. Unless the context requires otherwise, Sheffield, U-Tech, Ion, CP and SPD are referred herein to as "the Company." All significant intercompany transactions are eliminated in consolidation.

         The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue and requires additional capital that the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company has the ability to meet its obligations as they become due and to continue as a going concern through December 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

2.       LOSS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic net loss per share is based upon the weighted average Common Stock outstanding during each year. Options, warrants and convertible securities are not included as their effect is antidilutive. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior periods was necessary.

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

         In June 1997, the FASB issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the new requirements in conjunction with its 1998 Form 10-K. The adoption of SFAS No.131 will have no significant impact on the Company's financial reporting.

4.       RESEARCH AND DEVELOPMENT

         On June 15, 1998, the Company entered into an agreement with Zambon Group SpA ("Zambon") of Milan, Italy for a sublicense to the Company's proprietary MSI drug delivery system. Zambon received an exclusive
         world-wide  marketing  and  development   sub-license  for  respiratory
         products  to be  delivered  by the  metered  solution  inhaler  ("MSI")
         including four drugs previously under development by Sheffield. Sheffield will maintain certain co-promotion rights in the U.S. for respiratory drugs as well as the world-wide marketing and development rights for all applications of the MSI delivery system outside the respiratory therapeutic area. As part of this transaction, Zambon agreed to fund all remaining development costs relating to these respiratory products, paid the Company an up-front fee in the form of an equity investment as well as will pay the Company milestone payments upon marketing approval for each of the four products and royalties upon commercialization. In addition, Zambon will provide Sheffield with an interest free line of credit upon the achievement of certain early milestones. Relative to the agreement, on April 15, 1998, the Company issued 800,000 shares of Common Stock, for the sum of $650,000 in cash, pursuant to an option agreement and on June 15, 1998, the Company entered into the definitive agreement which resulted in the issuance of an additional 1,846,153 shares of Common Stock for $1,500,000.

         On June 30, 1998, the Company issued 5,571,428 shares of Common Stock and 11,500 shares of Series C Cumulative Convertible Preferred Stock, convertible into shares of Common Stock of the Company or of its wholly-owned subsidiary, SPD, for $17.5 million pursuant to a definitive agreement with an affiliate of Elan Corporation, plc, Elan International Services ("Elan"). Elan also received warrants to purchase 990,000 shares of Common Stock of the Company with an exercise price of $2.00 per share. Under the terms of the agreement, the Company, through SPD, acquired certain pulmonary delivery technologies for the sum of $12.5 million in cash.

         The Company is responsible for the development of these technologies. All of the outstanding common stock of SPD is pledged to Elan during the term of the agreement, and Elan agreed to make available to the Company an additional $2 million in funding in the form of a convertible note, at the option of the Company.

5.       CAPITAL TRANSACTIONS

         On April 15, 1998, the Company issued 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock in a private placement for an aggregate purchase price of $1,250,000. As of June 30, 1998, all of the Series B Preferred Stock remained to be redeemed or available for conversion. On July 31, 1998, all of the Series B Preferred Stock was redeemed by the Company.

         On April 15, 1998, the Company made the DM 2.0 million payment to Siemens, A.G. that was originally due in January 1998 under the terms of its license agreement with Siemens, A.G. concerning the MSI technology. This payment was made with the proceeds of the Series B Preferred Stock offering.

         For the period January 1, 1998 through April 15, 1998, a total of 4,075,797 shares of common stock were issued as a result of conversion of the Company's Series A Preferred Stock. As of April 15, 1998, all outstanding shares of the Series A Preferred Stock had been converted. For the period January 1, 1998 through June 3, 1998, a total of 2,925,941 shares of common stock were issued as a result of conversion and interest payments made on the Company's 6% subordinated convertible debentures. As of June 3, 1998, all principal had been converted into shares of common stock.

6.       SUBSEQUENT EVENTS

         On July 15, 1998, the Company, through SPD, acquired from Aeroquip Corporation a new generation metered dose inhaler (MDI) system called the Aerosol Drug Delivery System ("ADDS") in a cash transaction. SPD holds the rights to all systemic disease applications of the ADDS technology. Sheffield retains the rights to develop respiratory disease applications of this ADDS technology. In connection with the ADDS acquisition, the three member technology team at Aeroquip that developed the ADDS system have joined Sheffield.

         On July 15, 1998, in connection with an annual Meeting of Stockholders, stockholders approved certain amendments to the Company's 1993 Stock Option Plan, increasing the number of shares of Common Stock available for issuance thereunder from 3,000,000 shares to 4,000,000 shares.

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


OVERVIEW

The Company is a specialty pharmaceutical company focused on the development and commercialization of later stage, lower risk pharmaceutical opportunities, particularly those utilizing unique pulmonary delivery technologies over a range of therapeutic areas. The Company is focusing its resources on the development and commercialization of pharmaceutical products whose utility and commercial potential can be exploited or enhanced by delivery in one of the Company's proprietary pulmonary delivery systems. The Company has established strategic alliances with Siemens AG, Zambon Group Spa, and Elan Corporation, plc. for the development of these systems. The Company through its wholly-owned subsidiary, Systemic Pulmonary Delivery, Ltd. ("SPD") has expanded its portfolio of proprietary pulmonary delivery technologies with the recent acquisitions of the UPDAS(TM) and Enhancing Technology from Elan Corporation, plc and the ADDS system from Aeroquip Corporation. The Company will seek to acquire additional novel platform drug delivery systems and technologies.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, a development stage enterprise, has incurred a net loss in each of the fiscal years since its inception and has had to rely on outside sources of funds to maintain its liquidity. Additional operating losses are expected to be incurred for the next few years as the Company expends its resources for product acquisition, research and development and preclinical and clinical testing.

As a development stage company without significant revenues, the Company has financed its development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $51.9 million through June 30, 1998.

The Company continues to conduct scientific research, clinical trials, development, and intellectual property protection. During the three months ended June 30, 1998, the Company funded $47,729 for direct research and development costs on its projects. The Company continues to seek appropriate sub-licensing partners for its remaining early-stage technologies.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

REVENUES AND EXPENSES

Revenues:

From inception through the period ended June 30, 1998, the Company has earned sub-license revenue of $1,360,000 relative to various early-stage technologies. The Company earned sub-license revenue of $350,000 for the quarter ended June 30, 1998.

From inception through the period ended June 30, 1998, the Company has earned interest income of $457,342 and an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended June 30, 1998 was $2,562 compared to $21,747 for the same period ended June 30, 1997. The decrease in interest earned is attributable to a decrease of cash invested in short-term investments. Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

Operating Expenses:

From inception through the period ended June 30, 1998, the Company incurred $55,768,089 of operating expenses. Of the total operating expenses for that period, $21,048,494 were costs of research and development for the Company's technologies and $14,150,000 for the acquisition of R & D in-process technology. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for the cost of completing its financings. Research and development costs are expected to remain high as the Company develops its current technologies and acquires additional technologies. Such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended June 30, 1998, were $13,655,683 compared to $3,443,147 for the same period ended June 30, 1997. During the quarter ended June 30, 1998, the Company recognized a $12.5 million expense related to the acquisition of R&D in-process technology under its agreement with Elan Corporation, plc, as discussed below. During the quarter ended June 30, 1997, the Company recognized a $1.65 million expense related to the acquisition of R&D in-process technology pursuant to the merger with Camelot Pharmacal, L.L.C.

The Company's direct research and development expenses were $12,547,729 and $31,208,038 for the three months ended June 30, 1998 and from the Company's inception to June 30, 1998, respectively. The Company's committed direct research and development funding after June 30, 1998 is currently $2.0 million and relates primarily to the development of certain pulmonary delivery technologies by SPD (i.e., systemic applications of the MSI, UPDAS(TM), Enhancing Technology, ADDS). The Company anticipates funding the development costs associated with the respiratory applications of the UPDAS(TM) and ADDS technologies, the anticipated costs of which have not been determined at the time of this filing. The Company continues to out-license the early-stage technologies remaining in its portfolio, seeking organizations having the interest and resources to continue development accordingly.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash available for funding its operations as of June 30, 1998 was $5,421,662. As of such date, the Company had trade payables of $716,505 and current research obligations of $470,180. As a result of its development and growth plans, the Company will need to obtain additional funds for its business through operations or equity or debt financings, collaborative arrangements with corporate partners or from other resources. No assurance can be given that these funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

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

Under the terms of existing agreements, the Company is obligated to make certain payments to its licensors. In the event that the Company defaults on the payment of an installment under the terms of an existing licensing agreement, its rights thereunder could be forfeited. As a consequence, the Company could lose all rights under a license agreement to the related licensed technology, notwithstanding the total investment made through the date of the default. There can be no assurance that unforeseen obligations or contingencies will not deplete the Company's financial resources and, accordingly, sufficient resources may not be available to fulfill the Company's commitments

On April 15, 1998, the Company issued 800,000 shares of Common Stock, for $650,000 pursuant to an option agreement with an affiliate of the Zambon Corporation, Inpharzam International, S.A., relative to certain MSI respiratory applications. On June 15, 1998, the Company entered into the definitive agreement with Inpharzam, which resulted in the issuance of an additional
1,846,153 shares of Common Stock for $1,500,000. Under the terms of the agreement, Inpharzam will fund all development costs associated with the subject MSI respiratory applications.

On April 15, 1998, the Company issued 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock in a private placement for an aggregate purchase price of $1,250,000, plus warrants to purchase 300,000 shares of Common Stock with an exercise price of $1.00 per share. As of June 30, 1998, all of the Series B Preferred Stock remained to be redeemed or available for conversion. On July 31, 1998, all of the Series B Preferred Stock was redeemed by the Company.

On June 30, 1998, the Company issued 5,571,428 shares of Common Stock and 11,500 shares of Series C Cumulative Convertible Preferred Stock, convertible into shares of Common Stock of the Company or of its wholly-owned subsidiary, SPD, for $17.5 million pursuant to a definitive agreement with an affiliate of Elan Corporation, plc, Elan International Services ("Elan"). Elan also received warrants to purchase 990,000 shares of Common Stock of the Company with an exercise price of $2.00 per share. Under the terms of the agreement, the Company, through SPD, acquired certain pulmonary delivery technologies for the sum of $12.5 million in cash. The Company is responsible for the development of these technologies. All of the outstanding common stock of SPD is pledged to Elan during the term of the agreement, and Elan agreed to make available to the Company an additional $2 million in funding in the form of a convertible note, at the option of the Company.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


PART II: OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

         The following unregistered securities were issued by the Company during the quarter ended June 30, 1998:

                                                       Number of
                                                        Shares
                                                       Sold/Issued
                               Description             /Subject to
            Date of           of Securities            Options or      Offering/Exercise
          Sale/Issucane          Issued                  Warrants      Price per Share ($)       Purchaser of Class
          -------------          ------                  --------      -------------------       ------------------

         April-June 1998       Common Stock              3,908,512       $0.5156-$0.7125         Holders of Preferred
                                                                                                 Stock and Convertible
                                                                                                 Debentures

         April 1998            Common Stock                800,000           $0.8125             Investor/Licensor

         April 1998            Common Stock Warrants       300,000            $1.00              Holder of Preferred Stock

         May 1998              Common Stock Warrants        52,410       $1.375-$1.625           Advisors

         May 1998              Common Stock Options         30,000            $1.375             Issuance to eligible Directors
                                                                                                 pursuant to the 1996 Directors
                                                                                                 Stock Option Plan

         June 1998             Common Stock              1,846,153            $0.8125            Investor/Licensor

         June 1998             Common Stock              4,571,428            $1.3125            Investor/Licensor

         June 1998             Common Stock Warrants       990,000             $2.00             Investor/Licensor

         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS

         NO.          DESCRIPTION

         3.1          Certificate of Incorporation, as amended

         4.1 Certificate of Designations defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series B Cumulative Convertible Redeemable Preferred Stock.

         4.2 Certificate of Designations defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series C Cumulative Convertible Preferred Stock.

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

         The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on June 22, 1998 relating to the Company's entering into a sublicense and development agreement with Inpharzam International, S.A. of Switzerland (an affiliate of Zambon Group, SpA) for the testing and development of the Company's rights in its MSI technology in respect of therapies for respiratory diseases.

         The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on July 16, 1998 relating to the Company's consummation of a license and financing transaction with Elan International Services, Ltd. ("Elan") (an affiliate of Elan Corporation plc, an Irish pharmaceutical company) in accordance with the terms of the binding letter of intent dated June 3, 1998.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHEFFIELD PHARMACEUTICALS, INC.

Dated:  August 14, 1998          /S/ LOREN G. PETERSON
                                 ----------------------
                                 Loren G. Peterson
                                 President & Chief Executive Officer


Dated:  August 14, 1998          /S/ JUDY ROESKE BULLOCK
                                 ------------------------
                                 Judy Roeske Bullock
                                 Vice President & Chief Financial Officer
                                 (Principal Financial and Accounting Officer)