Form 10-Q
period 1998-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 1998-11-13
CIK 894158

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

                      For Quarter Ended September 30, 1998
                         Commission File Number 1-12584

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

                                 Yes  X    No
                                    ----      ----

            The number of shares outstanding of the issuer's Common Stock is 27,058,419 shares of Common Stock as of September 30, 1998.



--------------------------------------------------------------------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX
                                      -----

                                                                            Page
PART I.                   Financial Information

             ITEM 1.      Financial Statements.

                           Consolidated  Balance  Sheets - September
                           30, 1998 and December 31, 1997.                    1

                           Consolidated Statements of Operations for          2
                           the three and nine months ended September
                           30, 1998 and 1997 and for the period from October 17, 1986 (inception) to September
                           30, 1998.

                           Consolidated Statements of Cash Flows for        3-4
                           the three and nine months ended September
                           30, 1998 and 1997 and for the period from October 17, 1986 (inception) to September
                           30, 1998.

                           Consolidated  Statements of Stockholders'        5-6
                           Equity (Net Capital Deficiency) for the period from October 17, 1986 (inception) to September 30, 1998.

                           Notes    to    Consolidated     Financial          7
                           Statements.


             ITEM 2.

                           Management's  Discussion  and Analysis of          9
                           Financial   Condition   and   Results  of
                           Operations.

PART II.                   Other Information.

             ITEM 2.       Changes in Securities.                            12
             ITEM 4.       Submission   of  Matters  to  a  Vote  of         13
                           Security-Holders.
             ITEM 6.       Exhibits and Reports on Form 8-K.                 13

SIGNATURES                                                                   14

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,
                                                                                                        1998           December 31,
                                                                                                     (Unaudited)           1997
                                                                                                   --------------      ------------
                                                               ASSETS
Current assets:
          Cash and cash equivalents                                                                $  2,585,013        $    393,608
          Marketable securities                                                                         200,500                --
          Loan receivable - former officer                                                               67,876              80,000
          Prepaid expenses and other current assets                                                      39,094              47,378
                                                                                                   ------------        ------------
               Total current assets                                                                   2,892,483             520,986
                                                                                                   ------------        ------------

Property and equipment:
          Laboratory equipment                                                                          264,273             185,852
          Office equipment                                                                              120,087             142,562
                                                                                                   ------------        ------------
                                                                                                        384,360             328,414
          Less accumulated depreciation and amortization                                                227,639             185,201
                                                                                                   ------------        ------------
               Net property and equipment                                                               156,721             143,213
                                                                                                   ------------        ------------

Other assets                                                                                              5,681              25,738
                                                                                                   ------------        ------------
               Total assets                                                                        $  3,054,885        $    689,937
                                                                                                   ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
          Accounts payable and accrued liabilities                                                 $    526,654        $    887,782
          Sponsored research payable                                                                    449,805             470,768
                                                                                                   ------------        ------------
               Total current liabilities                                                                976,459           1,358,550

Convertible promissory note                                                                             500,000                --
6% convertible subordinated debenture                                                                      --             1,551,000
Interest payable on debenture                                                                              --                28,875

Preferred stock, $.01 par value, authorized 3,000,000 shares:
          Series A cumulative convertible redeemable preferred stock,
                 0 and 10,000 shares issued and oustanding at September 30, 1998
                 and December 31, 1997, respectively                                                       --             2,468,263
          Series B cumulative convertible redeemable preferred stock,
                 0 shares issued and oustanding at September 30, 1998
                 and December 31, 1997                                                                     --                  --

Commitments and contingencies

Stockholders' equity (net capital deficiency):
           Series  C convertible preferred stock, 11,500 and 0 shares issued and outstanding at September 30, 1998 and December 31, 1997,
                    respectively                                                                            115                --
          Common stock, $.01 par value.  Authorized, 50,000,000 shares;
                  issued and outstanding, 27,058,419 and 12,649,539
                  shares at September 30, 1998 and December 31, 1997, respectively                      270,584             126,495
          Notes receivable in connection with sale of stock                                             (12,500)            (72,600)
          Valuation allowance for unrealized loss on marketable securities                             (149,500)               --
          Additional paid-in capital                                                                 55,359,496          31,386,644
          Deficit accumulated during development stage                                              (53,889,769)        (36,157,290)
                                                                                                    -----------        ------------

                                                                                                      1,578,426          (4,716,751)
                                                                                                   ------------        ------------
                                                                                                                       ============
               Total liabilities and stockholders' equity (net capital deficiency)                 $  3,054,885        $    689,937
                                                                                                   ============        ============

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                                                    October 17, 1986
                                                        Three months ended                 Nine months ended          (inception) to
                                                          September 30,                      September 30,            September 30,
                                              -------------------------------------------------------------------  -----------------
                                                   1998                1997          1998                1997              1998
                                              ---------------- ------------------ ---------------- --------------  -----------------
Revenues:
     Sub-license revenue                      $       --        $       --        $    350,000      $       --           1,360,000
     Interest income                                32,450             9,391            35,965            49,363           489,792
                                              ------------      ------------      ------------      ------------      ------------

     Total revenue                                  32,450             9,391           385,965            49,363         1,849,792

Expenses:
     Acquisition of R & D in-process
          technology                               741,745              --          13,241,745         1,650,000        14,891,745
     Research and development                      218,063           570,170         2,014,167         3,283,632        21,266,557
     General and administrative                  1,039,390         1,325,874         2,534,289         3,087,103        19,056,548
     Interest                                      175,662             2,183           304,343             6,951           464,098
                                              ------------      ------------      ------------      ------------      ------------
     Total expenses                              2,174,860         1,898,227        18,094,544         8,027,686        55,678,948
                                              ------------      ------------      ------------      ------------      ------------

Loss before extraordinary item                  (2,142,410)       (1,888,836)      (17,708,579)       (7,978,323)      (53,829,156)
Extraordinary item                                    --                --                --                --              42,787

                                              ============      ============      ============      ============      ============
Net loss                                      $ (2,142,410)     $ (1,888,836)     $(17,708,579)     $ (7,978,323)      (53,786,369)
                                              ============      ============      ============      ============      ============

Accretion of mandatorily redeemable
     preferred stock                                  --                --             (23,900)             --            (103,400)

                                              ============      ============      ============      ============      ============
Net loss - attributable to common shares      $ (2,142,410)     $ (1,888,836)     $(17,732,479)     $ (7,978,323)     $(53,889,769)
                                              ============      ============      ============      ============      ============

Loss per share of common stock - basic
  and diluted:
Loss before extraordinary item                $      (0.08)     $      (0.16)     $      (0.88)     $      (0.68)     $      (9.13)
Extraordinary item                                    --                --                --                --                0.01
                                              ============      ============      ============      ============      ============
Basic and diluted net loss per share          $      (0.08)     $      (0.16)     $      (0.88)     $      (0.68)            (9.12)
                                              ============      ============      ============      ============      ============


Weighted average common shares
     outstanding - basic and diluted:           26,858,366        12,077,667        20,203,133        11,765,653         5,900,036
                                              ============      ============      ============      ============      ============

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                     Three months ended
                                                                                       September 30,
                                                                              ---------------------------------
                                                                                   1998             1997
                                                                              ---------------- ----------------

Cash outflows from development stage activities
  and extraordinary gain:
      Loss before extraordinary item                                             $ (2,142,410)    $ (1,888,836)
    Extraordinary gain on extinguishment of debt                                            -                -
                                                                              ---------------- ----------------
      Net loss                                                                     (2,142,410)      (1,888,836)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
    Issuance of common stock, stock options/warrants
      for fees/services                                                               343,525          118,750
    Non-cash interest income                                                             (670)               -
    Non-cash interest expense                                                               -                -
    Non-cash acquisition of R&D in process technology                                       -                -
    Securities aquired under sub-license agreement                                          -                -
    Issuance of common stock for intellectual property rights                               -                -
    Amortization of organizational and debt issuance costs                                  -                -
    Depreciation and amortization                                                      16,061           35,915
    Increase in debt issuance and organizational costs                                      -                -
    Loss realized on sale of marketable securities                                          -          300,259
    Decrease (increase) in prepaid expenses and other current assets                   (5,643)         (14,324)
    Decrease (increase) in other assets                                                     -                -
    Increase (decrease) in accounts payable, accrued liabilities                     (189,851)         292,130
    Increase (decrease) in sponsored research payable                                 (20,375)        (196,598)
                                                                              ---------------- ----------------
      Net cash used by development stage activities                                (1,999,363)      (1,352,704)
                                                                              ---------------- ----------------
Cash flows from investing activities:
    Proceeds on sale of marketable securities                                               -          174,407
    Decrease in segregated cash                                                             -           25,000
    Acquisition of laboratory and office equipment                                    (86,910)          (1,801)
    Disposition of office equipment                                                         -                -
    Increase in notes receivable in connection with sale of stock                           -                -
    Decrease (increase) in loan receivable - former officer                            (2,876)               -
    Payments received on notes receivable                                               2,500           37,400
    Purchase of Camelot Pharmacal L.L.C., net of cash acquired                              -                -
                                                                              ---------------- ----------------
      Net cash provided (used) by investing activities                                (87,286)         235,006
                                                                              ---------------- ----------------
Cash flows from financing activities:
    Principal payments under capital lease                                                  -           (6,097)
    Proceeds from issuance of convertible notes                                       500,000                -
    Conversion of convertible, subordinated notes                                           -                -
    Proceeds from issuance of convertible debenture                                         -        1,589,614
    Proceeds from issuance of common stock                                                  -                -
    Proceeds from issuance of preferred stock                                               -                -
    Redemption of preferred stock                                                  (1,250,000)               -
    Proceeds from exercise of stock options                                                 -                -
    Proceeds from exercise of warrants                                                      -                -
                                                                              ---------------- ----------------
      Net cash provided (used) by financing activities                               (750,000)       1,583,517
                                                                              ---------------- ----------------

      Net increase (decrease) in cash and cash equivalents                         (2,836,649)         465,819
 Cash and cash equivalents at beginning of period                                   5,421,662          539,287
                                                                              ================ ================
 Cash and cash equivalents at end of period                                       $ 2,585,013      $ 1,005,106
                                                                              ================ ================

Noncash investing and financing activities:
    Common stock, stock options and warrants issued for services                    $ 343,525        $ 118,750
    Common stock redeemed in payment of notes receivable                               10,400                -
    Acquisiton of R&D in-process technology                                                 -                -
    Common stock issued for intellectual property rights                                    -                -
    Common stock issued to retire debt                                                      -                -
    Common stock issued to redeem convertible securities                                    -                -
    Securities acquired under sub-license agreement                                         -                -
    Unrealized (realized) depreciation of investments                                 149,500                -
    Equipment acquired under capital lease                                                  -                -
    Notes payable converted to common stock                                                 -                -
    Stock dividends                                                                         -                -
                                                                              ================ ================

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $ 175,662          $ 2,183
                                                                              ================ ================

                                       3

     See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                                                                                                  October 17, 1986
                                                                                       Nine months ended           (inception) to
                                                                                         September 30,              September 30,
                                                                               ---------------------------------- ------------------
                                                                                     1998             1997              1998
                                                                               ----------------- ---------------- ------------------

Cash outflows from development stage activities
  and extraordinary gain:
      Loss before extraordinary item                                              $ (17,708,579)    $ (7,978,323)     $ (53,829,156)
    Extraordinary gain on extinguishment of debt                                              -                -             42,787
                                                                               ----------------- ---------------- ------------------
      Net loss                                                                      (17,708,579)      (7,978,323)       (53,786,369)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
    Issuance of common stock, stock options/warrants
      for fees/services                                                                 359,914          143,750          2,281,973
    Non-cash interest income                                                               (670)               -               (670)
    Non-cash interest expense                                                            46,174                -            125,049
    Non-cash acquisition of R&D in process technology                                         -        1,650,000          1,650,000
    Securities aquired under sub-license agreement                                     (350,000)               -           (850,000)
    Issuance of common stock for intellectual property rights                                 -                -            866,250
    Amortization of organizational and debt issuance costs                                    -                -             77,834
    Depreciation and amortization                                                        42,438           71,930            289,029
    Increase in debt issuance and organizational costs                                        -                -            (77,834)
    Loss realized on sale of marketable securities                                            -          300,259            324,915
    Decrease (increase) in prepaid expenses and other current assets                      8,284          (74,769)           (98,135)
    Decrease (increase) in other assets                                                  20,057              600             53,360
    Increase (decrease) in accounts payable, accrued liabilities                       (361,128)         350,036            (45,200)
    Increase (decrease) in sponsored research payable                                   (20,963)        (445,120)         1,026,875
                                                                               ----------------- ---------------- ------------------
      Net cash used by development stage activities                                 (17,964,473)      (5,981,637)       (48,162,923)
                                                                               ----------------- ---------------- ------------------
Cash flows from investing activities:
    Proceeds on sale of marketable securities                                                 -          174,407            175,085
    Decrease in segregated cash                                                               -           25,000                  -
    Acquisition of laboratory and office equipment                                      (89,506)          (3,888)          (406,858)
    Disposition of office equipment                                                      33,560                -             33,560
    Increase in notes receivable in connection with sale of stock                             -                -           (240,000)
    Decrease (increase) in loan receivable - former officer                              12,124                -            (67,876)
    Payments received on notes receivable                                                49,700           37,400            217,100
    Purchase of Camelot Pharmacal L.L.C., net of cash acquired                                -           (8,259)           (46,687)
                                                                               ----------------- ---------------- ------------------
      Net cash provided (used) by investing activities                                    5,878          224,660           (335,676)
                                                                               ----------------- ---------------- ------------------
Cash flows from financing activities:
    Principal payments under capital lease                                                    -          (19,538)           (72,453)
    Proceeds from issuance of convertible notes                                         500,000                -            500,000
    Conversion of convertible, subordinated notes                                             -                -            749,976
    Proceeds from issuance of convertible debenture                                           -        1,589,614          2,300,000
    Proceeds from issuance of common stock                                            8,150,000                -         21,418,035
    Proceeds from issuance of preferred stock                                        12,750,000        3,212,136         16,034,812
    Redemption of preferred stock                                                    (1,250,000)               -         (1,250,000)
    Proceeds from exercise of stock options                                                   -                -          1,337,677
    Proceeds from exercise of warrants                                                        -                -         10,064,481
                                                                               ----------------- ---------------- ------------------
      Net cash provided (used) by financing activities                               20,150,000        4,782,212         51,082,528
                                                                               ----------------- ---------------- ------------------

      Net increase (decrease) in cash and cash equivalents                            2,191,405         (974,765)         2,583,929
 Cash and cash equivalents at beginning of period                                       393,608        1,979,871              1,084
                                                                               ================= ================ ==================
 Cash and cash equivalents at end of period                                         $ 2,585,013      $ 1,005,106        $ 2,585,013
                                                                               ================= ================ ==================

Noncash investing and financing activities:
    Common stock, stock options and warrants issued for services                      $ 359,914        $ 143,750        $ 2,281,173
    Common stock redeemed in payment of notes receivable                                 10,400                -             10,400
    Acquisiton of R&D in-process technology                                                   -        1,650,000          1,650,000
    Common stock issued for intellectual property rights                                      -                -            866,250
    Common stock issued to retire debt                                                        -                -            600,000
    Common stock issued to redeem convertible securities                              4,019,263                -          5,353,368
    Securities acquired under sub-license agreement                                     350,000                -            850,000
    Unrealized (realized) depreciation of investments                                   149,500                -            149,500
    Equipment acquired under capital lease                                                    -                -             72,453
    Notes payable converted to common stock                                                   -                -            749,976
    Stock dividends                                                                     182,195                -            364,547
                                                                               ================= ================ ==================

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $ 183,081          $ 6,951          $ 307,631
                                                                               ================= ================ ==================

                                       4

     See accompanying notes to unaudited consolidated financial statements


               SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                                     Notes
                                                                                                   receivable
                                                                                                  in connection     Additional
                                                                Common           Preferred         with sale          paid-in
                                                                stock              stock            of stock          capital
                                                           ----------------- ------------------ ----------------- ----------------
Balance at October 17, 1986                                               -                  -                 -                -
Common stock issued                                            $ 11,288,329                  -                 -        $ 254,864
Common stock options issued                                               -                  -                 -           75,000
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at December 31, 1994                                     11,288,329                  -                 -          329,864
Reincorporation in Delaware at $.01 par value                   (11,220,369)                 -                 -       11,220,369
Common stock issued                                                  27,656                  -                 -        9,726,277
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at December 31, 1995                                         95,616                  -                 -       21,276,510
Common stock issued                                                  18,267                  -                 -        7,043,328
Common stock subscribed                                                   -                  -        $ (110,000)               -
Unrealized loss on marketable securities                                  -                  -                 -                -
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at December 31, 1996                                        113,883                  -          (110,000)      28,319,838
Issuance of common stock in connection with
  acquisition of Camelot Pharmacal, L.L.C.                            6,000                  -                 -        1,644,000
Common stock issued                                                   6,612                  -            37,400        1,041,750
Common stock options and warrants issued                                  -                  -                 -          165,868
Common stock options extended                                             -                  -                 -          215,188
Accretion of issuance costs for cumulative
 convertible redeemable preferred stock                                   -                  -                 -                -
Unrealized gain on marketable securities                                  -                  -                 -                -
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at December 31, 1997                                        126,495                  -           (72,600)      31,386,644
Common stock issued                                                  30,933                  -            23,300        2,216,397
Accretion of issuance costs for cumulative
 convertible redeemable preferred stock                                   -                  -                 -                -
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at March 31, 1998                                           157,428                  -           (49,300)      33,603,041
Common stock issued                                                 111,106                  -            23,900        9,926,164
Preferred stock issued                                                    -              $ 115                 -       11,499,885
Net loss                                                                  -                  -                 -                -
                                                           ----------------- ------------------ ----------------- ----------------
Balance at June 30, 1998                                            268,534                115           (25,400)      55,029,090
Common stock issued                                                   2,050                  -            12,900          330,406
Unrealized loss on marketable securities                                  -                  -                 -                -
Net loss                                                                  -                  -                 -                -
                                                           ========================================================================
Balance at September 30,1998                                      $ 270,584              $ 115         $ (12,500)    $ 55,359,496
                                                           ========================================================================

                                       5

     See accompanying notes to unaudited consolidated financial statements

               SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 FOR THE PERIOD
             FROM OCTOBER 17, 1986 (INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                    Unrealized          Deficit             Total
                                                    gain (loss)       accumulated       stockholders'
                                                        on               during             equity
                                                    marketable        development        (Net capital
                                                    securities           stage           deficiency)
                                                 ------------------ -----------------  -----------------
Balance at October 17, 1986                                      -                 -                  -
Common stock issued                                              -                 -       $ 11,543,193
Common stock options issued                                      -                 -             75,000
Net loss                                                         -     $ (12,192,046)       (12,192,046)
                                                 ------------------ -----------------  -----------------
Balance at December 31, 1994                                     -       (12,192,046)          (573,853)
Reincorporation in Delaware at $.01 par value                    -                 -                  -
Common stock issued                                              -                 -          9,753,933
Net loss                                                         -        (7,387,717)        (7,387,717)
                                                 ------------------ -----------------  -----------------
Balance at December 31, 1995                                     -       (19,579,763)         1,792,363
Common stock issued                                              -                 -          7,061,595
Common stock subscribed                                          -                 -           (110,000)
Unrealized loss on marketable securities                 $ (39,232)                -            (39,232)
Net loss                                                         -        (7,008,889)        (7,008,889)
                                                 ------------------ -----------------  -----------------
Balance at December 31, 1996                               (39,232)      (26,588,652)         1,695,837
Issuance of common stock in connection with
  acquisition of Camelot Pharmacal, L.L.C.                       -                 -          1,650,000
Common stock issued                                              -                 -          1,085,762
Common stock options and warrants issued                         -                 -            165,868
Common stock options extended                                    -                 -            215,188
Accretion of issuance costs for cumulative
 convertible redeemable preferred stock                          -           (79,500)           (79,500)
Unrealized gain on marketable securities                    39,232                 -             39,232
Net loss                                                         -        (9,489,138)        (9,489,138)
                                                 ------------------ -----------------  -----------------
Balance at December 31, 1997                                     -       (36,157,290)        (4,716,751)
Common stock issued                                                                           2,270,630
Accretion of issuance costs for cumulative
 convertible redeemable preferred stock                          -           (23,900)           (23,900)
Net loss                                                         -        (2,263,048)        (2,263,048)
                                                 ------------------ -----------------  -----------------
Balance at March 31, 1998                                        -       (38,444,238)        (4,733,069)
Common stock issued                                              -                 -         10,061,170
Preferred stock issued                                           -                 -         11,500,000
Net loss                                                         -       (13,303,121)       (13,303,121)
                                                 ------------------ -----------------  -----------------
Balance at June 30, 1998                                         -       (51,747,359)         3,524,980
Common stock issued                                              -                 -            345,356
Unrealized loss on marketable securities                  (149,500)                -           (149,500)
Net loss                                                         -        (2,142,410)        (2,142,410)
                                                ========================================================
Balance at September 30,1998                            $ (149,500)    $ (53,889,769)       $ 1,578,426
                                                ========================================================

      See accompanying notes to unaudited consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.          CONSOLIDATED FINANCIAL STATEMENTS

            The accompanying consolidated balance sheets as of September 30, 1998 and December 31, 1997 and the accompanying consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 and for the period from October 17, 1986 (inception) to September 30, 1998, have been prepared by Sheffield Pharmaceuticals, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full years.

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

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

4.          SIGNIFICANT TRANSACTIONS

            On April 15, 1998, the Company issued 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock in a private placement for an aggregate purchase price of $1,250,000. On July 31, 1998, all of the Series B Preferred Stock was redeemed for cash by the Company.

            On July 15, 1998, the Company acquired from Aeroquip Corporation a new generation metered dose inhaler (MDI) system called the Aerosol Drug Delivery System (ADDS) for $825,000 cash. Part of the purchase price was made in the form of an option payment made during the quarter ended June 30, 1998. The remainder has been expensed during the quarter ended September 30, 1998 as acquired R&D in-process technology because the assets acquired, which consist solely of intellectual property related to ADDS, have not demonstrated technological feasibility and have no alternative future uses. SPD holds the rights to all systemic disease applications of the ADDS technology while Sheffield retains the rights to develop the respiratory disease applications of ADDS.

            On September 29, 1998, the Company received $500,000 from an affiliate of Elan Corporation, plc. Such funds were borrowed under the terms of a convertible promissory note that provides Sheffield with the right to borrow up to $2 million, subject to satisfying certain conditions. No more than $500,000 may be drawn under this note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. The principal outstanding under this note draws interest at the prime rate plus 1% and, if not previously converted, matures on June 30, 2005. Prior to repayment, Elan has the right to convert all principal and accrued interest into shares of Sheffield common stock at a conversion price of $1.75 per share.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)


ITEM 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS CERTAIN  FORWARD-LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE SUCCESSFUL DEVELOPMENT AND LICENSING OF THE COMPANY'S TECHNOLOGIES AND THE SUCCESSFUL COMPLETION OF PLANNED FINANCINGS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE, AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

OVERVIEW

The Company is a specialty pharmaceutical company focused on the development and commercialization of later stage, lower risk pharmaceutical opportunities, particularly those utilizing unique pulmonary delivery technologies over a range of therapeutic areas. The Company is focusing its resources on the development and commercialization of pharmaceutical products whose utility and commercial potential can be exploited or enhanced by delivery in one of the Company's proprietary pulmonary delivery systems. The Company has established strategic alliances with Siemens AG, Zambon Group SpA, and Elan Corporation, plc for the development of these systems. The Company, through its wholly-owned subsidiary, Systemic Pulmonary Delivery, Ltd. ("SPD"), has expanded its portfolio of proprietary pulmonary delivery technologies with the recent acquisitions of the UPDAS(TM) and Enhancing Technology from Elan Corporation, plc and the ADDS system from Aeroquip Corporation. The Company will seek to acquire additional novel platform drug delivery systems and technologies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash available for funding its operations as of September 30, 1998 was $2,585,013. As of such date, the Company had trade payables of $526,654 and current research obligations of $449,805. At September 30, 1998, the Company had $1.5 million available to be borrowed under the terms of a $2.0 million convertible promissory note from an affiliate of Elan Corporation plc. No more than $500,000 may be drawn under this note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. In addition, under the terms of its agreement with Zambon Group, SpA, the Company will be entitled to receive two separate $1.0 million interest-free advances against future milestone payments upon the demonstration of certain technical capabilities related to the performance of the Metered Solution Inhaler (MSI) during the initial stage of the development program for respiratory drugs in the MSI.

As a result of its development and growth plans, the Company will need to obtain additional funds for its business through operations or equity or debt financings, collaborative arrangements with corporate partners or from other resources. No assurance can be given that these funds will be available for the Company to finance its development and growth on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

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

As a development stage company without significant revenues, the Company has financed its development activities and operations primarily through public and private offerings of securities, from which it has raised an aggregate of approximately $52.2 million through September 30, 1998.

Revenues:

From inception through the period ended September 30, 1998, the Company has earned sub-license revenue of $1,360,000 relative to various early-stage technologies. The Company earned no sub-license revenue for the quarter ended September 30, 1998.

From inception through the period ended September 30, 1998, the Company has earned interest income of $489,792 and had an extraordinary item from gain on early extinguishment of debt of $42,787. The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures or other arrangements.

Interest income for the three months ended September 30, 1998 was $32,450 compared to $9,391 for the same period ended September 30, 1997. The increase in interest earned is attributable to an increase in cash available for investment during the period ended September 30, 1998. Except for the sub-license revenue mentioned above, interest income represented all of the Company's income in each of the prior periods.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

Operating Expenses:

From inception through the period ended September 30, 1998, the Company incurred $55,678,948 of operating expenses. Of the total operating expenses for that period, $21,266,557 were costs of research and development for the Company's technologies and $14,891,745 for the acquisition of R & D in-process technology. The remainder of expenses for the same period were incurred principally as consulting costs, costs of management, legal and other professional fees and expenses relating to the Company's technologies, and for the cost of completing its financings. Research and development costs are expected to remain high as the Company develops its current technologies and acquires additional technologies. Such costs will continue to be expensed for financial reporting purposes.

Operating expenses for the three months ended September 30, 1998, were $2,174,860 compared to $1,898,226 for the same period ended September 30, 1997. Of the total operating expenses for the period ended September 30, 1998, $218,063 were costs of research and development for the Company's technologies and $741,745 for the acquisition of R & D in-process technology related to the ADDS system. General and administrative expenses for the three months ended September 30, 1998 were $1,039,390 compared to $1,325,874 for the same period ended September 30, 1997. The reduction in general and administrative expenses is primarily due to the relocation of the Company's headquarters to St. Louis, Missouri. Interest expense for the three months ended September 30, 1998 were $175,662 compared to $2,183 for the same period ended September 30, 1997. The increase in interest expense is attributable to the redemption of the Company's Series B cumulative convertible redeemable preferred stock.

The Company's direct research and development expenses were $794,822 and $32,002,860 for the three months ended September 30, 1998 and from the Company's inception to September 30, 1998, respectively. The Company's committed direct research and development funding after September 30, 1998 is currently $2.0 million and relates primarily to the development of certain pulmonary delivery technologies by SPD (i.e., systemic applications of the MSI, UPDAS(TM), Enhancing Technology, and ADDS technologies). The Company anticipates funding the development costs associated with the respiratory applications of the UPDAS(TM) and ADDS technologies, the anticipated costs of which have not been determined at the time of this filing. The Company continues to out-license the early-stage technologies remaining in its portfolio, seeking organizations having the interest and resources to continue development accordingly.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

PART II:    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES.
            ----------------------

            The following unregistered securities were issued by the Company during the quarter ended September 30, 1998:


                                                         Number of
                                                          Shares
                                                        Sold/Issued
                                                         /Subject to
               Date of          Description               Options or       Offering/Exercise
            Sale/Issuancd    of Securities Issued          Warrants        Price Per Share ($)        Purchaser Or Class
            -------------    --------------------      ---------------     -------------------        ------------------

           June 1998           Common Stock               150,000              $1.6875             Holders of Short-term Notes
                               Warrants                                                            Originated and Repaid during the
                                                                                                   period

           July 1998           Common Stock               187,500           $1.025 - $3.50         Advisors in lieu of cash
                               Warrants                                                            consideration

           August 1998         Common Stock               620,000          $1.2375 - $3.125        Issuance to employees pursuant
                               Options                                                             to 1993 Stock Option Plan

           August 1998         Common Stock Options       325,000               $1.75              Employees

           September 1998      Common Stock                25,000              $1.4375             Issuance to eligible Directors
                               Options                                                             pursuant to the 1996 Directors
                                                                                                   Stock Option Plan

           September 1998      Common Stock Warrants      100,000               $1.125             Holders of Short-term Notes
                                                                                                   Originated during the period

           September 1998      Common Stock                35,000               $1.375             Advisors in lieu of cash
                                                                                                   consideration

           September 1998      Common Stock               175,000               $1.688             Advisors in lieu of cash
                                                                                                   consideration

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

 ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                        An annual Meeting of Stockholders was held on July 15, 1998. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual
                        Meeting:


            (a)         ELECTION OF MEMBERS OF THE BOARD OF DIRECTORS.

                                                                   Voted          Votes       Broker Non-Votes
                                Name             Voted For        Against       Withheld       And Abstentions
                                ----             ---------        -------       --------       ---------------

                         Loren G. Peterson      15,386,075           0           92,985               0
                        Thomas M. Fitzgerald    15,379,375           0           99,685               0
                           John M. Bailey       15,382,975           0           96,085               0
                          Digby W. Barrios      15,382,975           0           96,085               0

            (B) AMENDMENT TO THE COMPANY'S 1993 STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK AVAILABLE FOR ISSUANCE THEREUNDER FROM 3,000,000 TO 4,000,000 SHARES.

                         Voted For:                              15,105,464
                         Voted Against:                             334,110
                         Voted Abstained:                            39,486
                         Broker Non-Votes:                                0

            (C) RATIFICATION OF ERNST & YOUNG LLP AS INDEPENDENT PUBLIC ACCOUNTANT FOR FISCAL YEAR ENDING DECEMBER 31, 1998.

                         Voted For:                              14,428,770
                         Voted Against:                             446,343
                         Voted Abstained:                           603,947
                         Broker Non-Votes:                                0


ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K.

                        (a)         EXHIBITS

                        NO.                     DESCRIPTION

                        27                      Financial Data Schedule.

                        (b)      REPORTS ON FORM 8-K

                        The Company filed a current Report on Form 8-K with the Securities and Exchange Commission on July 16, 1998 relating to the Company's consummation of a license and financing transaction with Elan International Services, Ltd. (an affiliate of Elan Corporation plc) in accordance with the terms of the binding letter of intent dated June 3, 1998.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SHEFFIELD PHARMACEUTICALS, INC.

Dated:  November 13, 1998            /S/ LOREN G. PETERSON
                                    ----------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated:  November 13, 1998            /S/ JUDY ROESKE BULLOCK
                                    ------------------------
                                    Judy Roeske Bullock
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)