Form 10-K
period 1998-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 1999-03-24
CIK 894158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-12584

                         SHEFFIELD PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         13-3808303
(STATE OF INCORPORATION)                   (IRS EMPLOYEE IDENTIFICATION NUMBER)

425 SOUTH WOODSMILL ROAD              63017               (314) 579-9899
ST. LOUIS, MISSOURI                 (ZIP CODE)        (REGISTRANT'S TELEPHONE,
(ADDRESS OF PRINCIPAL                                  INCLUDING AREA CODE)
 EXECUTIVE OFFICES)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
     Common Stock. $.01 par value              American Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value at March 19, 1999 of the voting stock of the registrant held by non-affiliates (based upon the closing price of $2.25 per share of such stock on the American Stock Exchange on such date) was approximately $49,178,000. Solely for the purposes of this calculation, shares held by directors and officers and beneficial owners of 10% or more of the Company's Common Stock of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At March 19, 1999, there were outstanding 27,083,419 shares of the registrant's Common Stock, $.01 par value.

                                     PART I
ITEM 1.           BUSINESS


GENERAL

                  Sheffield Pharmaceuticals, Inc. (the "Company") is a specialty pharmaceutical company focused on development and commercialization of later stage, lower risk pharmaceutical products that utilize the Company's unique proprietary pulmonary delivery technologies. The Company is in the development stage and as such has been principally engaged in the development of its pulmonary delivery systems.

                  The Company has strategic alliances for pulmonary delivery development with Elan Corporation, plc ("Elan"), Siemens AG ("Siemens") and Zambon Group SpA ("Zambon"). The Company believes that a less costly, more predictable path to commercial development of therapeutics can be achieved through the creative use of collaborations and alliances, combined with state-of-the-art technology with experienced management. The Company is applying this strategy to the development of both respiratory and systemic pharmaceutical products to be delivered through the Company's proprietary pulmonary delivery systems.

                  In 1997, the Company acquired the Metered Solution Inhaler ("MSI") pulmonary delivery system through a worldwide exclusive license and supply arrangement with Siemens. During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the Aerosol Drug Delivery System ("ADDS") from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The ADDS technology is a new generation propellant-based pulmonary delivery system.

                  Using these pulmonary delivery systems as platforms, the Company has established strategic alliances for developing the initial products. In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. As part of the strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for systemic diseases to be delivered to the lungs. The initial systemic programs are for therapies in the breakthrough pain and migraine headache markets. Elan licensed two of its own delivery technologies to the Company that complement the MSI and ADDS technologies. Outside of its alliances, the Company owns the worldwide rights to respiratory disease applications of all of its technologies, subject only to the MSI respiratory rights licensed to Zambon.

                  The Company's approach to its business is to maximize the application of Company resources toward product development and to minimize infrastructure and related overhead costs. The Company does not currently have sales or marketing capabilities.

         Sheffield Medical Technologies Inc. ("Sheffield") was incorporated under Canadian law in October 1986. In May 1992, the Company became domesticated as a Wyoming corporation pursuant to a "continuance" procedure under Wyoming law. In January 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. In June 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. As part of an agreement with Elan, on June 30, 1998, Systemic Pulmonary Delivery, Ltd. ("SPD") was formed as a wholly owned subsidiary of the Company. At that time, SPD acquired the Company's rights to the systemic applications of the MSI and acquired Elan's rights to certain pulmonary delivery technologies. Unless the context requires otherwise, Sheffield, Ion, CP and SPD are referred herein to as "the Company".

                  The Company's headquarters are located at 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017-3441 and its telephone number is
(314) 579-9899.


BUSINESS STRATEGY

                  The Company's  business  strategy is to seek out opportunities to acquire and develop commercially attractive pharmaceutical products, primarily in the area of pulmonary drug delivery. Where possible, the Company intends to enter into joint ventures or other forms of strategic alliances to defray or reduce significant development and manufacturing costs associated with these opportunities that otherwise might be borne by the Company while retaining certain commercial rights. As commercialization nears, the Company intends to add or obtain access to a specialty pharmaceutical sales force in the United States, as well as the attendant marketing infrastructure.

                  The Company will to continue to be opportunistic in the acquisition and/or in-licensing of technologies or products that meet the Company's strategic objectives. Such opportunities include: (1) technologies or products that meet the needs of healthcare communities that are not currently served, (2) technologies or products that can cost effectively be developed when viewed in light of the commercial opportunity and competitive environment within the U.S. market, (3) technologies or products that will be of substantive interest to other companies with regard to co-development and co-promotion with limited incremental investment by the Company, and (4) products and technologies with the potential for marketing to a specialty group or limited physician audience. The Company plans to pay special attention to platform technologies that can be developed into multiple applications in varying therapeutic categories.


PULMONARY DELIVERY MARKET ENVIRONMENT

                  The Company competes in the pulmonary delivery market. The principal use of pulmonary delivery has been in the treatment of respiratory diseases such as asthma, chronic obstructive pulmonary disease ("COPD") and cystic fibrosis. In 1998, industry sources estimate there were approximately
35.5 million asthma patients and 49.5 million COPD patients in the world. These sources indicate that the number of newly diagnosed patients is growing at a rate in excess of 10% annually due to an increase in worldwide air pollution levels and the overall aging of the population. By the year 2005, the Company expects that there will be more than 19 million asthma patients in the United States alone.

         In addition, the competitive marketplace has been significantly affected by the worldwide phase out of Chlorofluorocarbons (CFCs) pursuant to the Montreal Protocol. CFCs are the propellants used for MDIs, which are the most common form of pulmonary delivery. Companies in the respiratory market have initiated significant programs to redevelop existing products using alternative propellants, dry powders or nebulizers.

                  There is considerable interest in applying pulmonary delivery technology to systemic therapies that would benefit from the relatively easy access to the circulatory system through the lungs. Work on pulmonary delivery of insulin by other pulmonary delivery companies has received significant public notice. There is a range of therapies that could provide a significant market opportunity if available in a pulmonary delivered form. There is also significant advantage in aerosol therapy for respiratory disease. It delivers the medication directly onto the lung epithelial surfaces. In many cases, this means that drugs can be effective in very low doses -- eliminating the side effects usually associated with systemic administration.

                  Today, three types of devices are widely used in metered dose administration: metered dose inhalers, dry powder inhalers, and nebulizers.

                  METERED  DOSE  INHALERS.   Currently,  metered  dose  inhalers
                  ("MDIs") are the most commonly used pulmonary delivery systems. It is estimated that in the United States, 80% of pulmonary drug delivery is via MDI, with the majority of this use coming from adults with asthma and COPD.

                  The main components of an MDI include a canister containing the drug mixed with propellant and surfactant, a mouthpiece that acts as the delivery conduit and the actuator seat for the release of the drug. The initial velocity of particles as they leave an inhaler is very high -- approximately 60 mph -- resulting in wasted drug if the patient is not able to coordinate his/her breath with the delivery of aerosol into the mouth. A number of studies have demonstrated that as many as 60% of patients cannot accurately time their inspiration with the actuation of their inhaler which results in under medication and lack of compliance. Typically, only 20% of delivered drug actually reaches the lungs.

                  The primary advantages of an MDI include its small size, portability, quick usage time, and its availability for use with most respiratory drugs. Disadvantages of an MDI include patient coordination issues and efficient dose delivery. Additionally, because the use of chlorofluorocarbon ("CFC") propellants traditionally used in MDIs is being phased out by international agreement (Montreal Protocol), alternative propellants and formulations are being developed. Over time, all current MDI users will be required to move to a non-CFC MDI or other alternative delivery systems. The majority of U.S. patients favor aerosol MDIs although a sizable percentage may not coordinate them properly.

                  DRY POWDER INHALERS. Dry powder inhalers ("DPIs") were introduced in the 1960s as single-dose inhalers. In these devices, the drug is loaded as a unit dose that is mechanically released as a powder for inhalation prior to each use. To date, these relatively cumbersome systems have been the primary form of DPI available in the United States, and account for approximately 1% of the total aerosol delivery market.

                  The inconvenience of the single dose DPI has been overcome outside of the U.S. with the development and introduction of multi-dose DPIs that can deliver up to 200 doses of medication. However, like the single dose systems, they are inspiratory flow rate dependent, that is, the amount of drug delivered to the lung depends on the patient's ability to inhale.

                  Two of the most significant advantages of DPIs include (1) no hand-breath coordination is required as with MDIs; and (2) they contain no CFCs. However, most require a high inspiratory flow rate, which can be problematic in younger patients or patients with compromised lung function. In addition, they often present difficulties for those with manual disabilities (e.g., arthritis) or limited vision and, depending upon the powder load delivered, they may induce acute bronchospasm in sensitive individuals. Additionally, multi-dose powder inhalers are subject to moisture sensitivity either from the environment or patient breath and have had difficulty meeting U.S. regulatory standards for dose-to-dose variation.

                  NEBULIZERS. The third widely used aerosol delivery system is the nebulizer. Jet nebulizers, which are the most commonly used nebulizer, work on a stream of compressed air or oxygen that is forced through a narrow tube lying just above the surface of the liquid to be nebulized. It takes approximately 10 to 15 minutes to nebulize this amount of liquid. Studies suggest keeping the duration of nebulization below 10 minutes, as longer durations are associated with poor compliance. During nebulization only about 10% of the drug is delivered to the lungs; about 80% gets trapped in the reservoir, tubing and mask; the rest is exhaled.

                  Nebulizers can be used for a wide range of patients, but are especially useful for those old and young patients who cannot manage other inhaler devices. Nebulizers also play a key role in emergency room and intensive care treatment for patients with acute bronchospasm. Another feature exclusive to nebulizers is that a mixture of drugs can be administered in one sitting. However, currently approved nebulizers are bulky table-top units that are time consuming, have a high initial cost (often in excess of the amount reimbursable by managed care) and can be noisy during operation.

SHEFFIELD'S PULMONARY DELIVERY PLATFORMS

                  The Company recognizes that no single technology in the area of pulmonary drug delivery will meet the needs of patients and providers of the wide variety of compounds (both for respiratory disease and systemic disease therapy) that may benefit therapeutically and commercially from pulmonary delivery. As a result, it remains the Company's goal to acquire or in-license a portfolio of pulmonary delivery technologies to meet the broadest based market opportunity.

                  For this reason, the Company acquired worldwide, exclusive rights to the Siemens-developed Metered Solution Inhaler ("MSI"), a portable nebulizer-based pulmonary delivery system. This was also the rationale for the acquisition in mid 1998 from Aeroquip-Vickers of the Aerosol Drug Delivery System ("ADDS") technology, an improved version of the MDI. In addition, as part of its alliance with Elan, the Company acquired the rights to two Elan-developed technologies, the Ultrasonic Pulmonary Drug Absorption System ("UPDAS") and a therapeutic agent to enhance absorption of drugs in the deep lungs ("Enhancing Technology").

                  In keeping with the Company's strategy of minimizing infrastructure and capital required to bring products to market, the Company partnered the development of respiratory products in the MSI with Zambon. Under its agreement with Zambon, MSI commercial rights for respiratory products have been sublicensed to Zambon, with the Company maintaining co-promotion rights for the U.S. market. The Company's ability to co-promote MSI respiratory products in the U.S. requires no additional payment by the Company. Zambon has committed to fund the development costs for respiratory compounds delivered by the MSI as well as making certain milestone payments and royalties on net sales resulting from these MSI products to the Company.

                  The ADDS technology, acquired by the Company in mid-1998, along with certain applications of the MSI, have become the focus of a strategic alliance with Elan for development for pulmonary delivery of drugs for treatment of systemic (non-respiratory) diseases. Two Elan technologies have also been licensed to the venture. The Company has retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the ADDS technology and the two Elan technologies. Two systemic compounds for pulmonary delivery are currently under development, one in the MSI for breakthrough pain and one for migraine in the ADDS.

                  The  Company is in  discussions  with an aerosol  manufacturer with regard to the manufacture of both systemic and respiratory drugs in the ADDS. The Company is also in discussions with a range of pharmaceutical and biotechnology companies about potential collaborations for developing specific compounds (both respiratory and systemic) in ADDS. Unlike the MSI, ADDS is a technology that lends itself to individual product applications in the respiratory market. While the ADDS technology may be applicable to a wide range of respiratory products, the Company believes that a full line of products delivered by ADDS is not necessary for commercial success. The reverse is true with the MSI, since one of the MSI's primary competitive advantages is the delivery of a range of drugs in interchangeable cartridges used with the parent nebulizer device.

METERED SOLUTION INHALER

                  The Company owns the worldwide rights to the Metered Solution Inhaler, a patented state-of-the-art, multi-dose nebulizer delivery system from Siemens AG, the multi-national engineering and electronics conglomerate. Worldwide development responsibility and commercial rights for respiratory products in the MSI have been licensed to Zambon Group SpA in return for an equity investment in the Company (approximately 10%), milestone payments and royalties on net sales. The Company retains U.S. co-promotion rights.

                  The MSI pulmonary drug delivery system has been developed to provide the therapeutic benefit of nebulization with the convenience of pressurized metered dose inhalers (MDIs) in one system. The MSI was developed to meet specific needs within the respiratory market, particularly for pediatric and geriatric patients suffering from asthma and COPD.

                  Albuterol  in  the  MSI  is   currently   the  subject  of  an
Investigational New Drug Application ("IND") with the Food and Drug Administration ("FDA"). A Phase I/II study being conducted by Zambon at the University of Maryland under this IND. The Company expects this study will be completed late in the first quarter of 1999.

DESCRIPTION OF THE MSI

                  The MSI is comprised of two main components: a reusable, pocket-size inhaler unit developed and manufactured for the Company by Siemens AG, a global leader in electronics and technology and interchangeable drug cartridges containing multiple doses of drug in solution. Arrangements have been made for the drug- containing cartridges to be filled and assembled at Chesapeake Biological Laboratories of Baltimore, Maryland. The cartridges are an integral part of the total system and the cartridge plus each drug formulation will be the subject of a separate drug device combination New Drug Application ("NDA").

                  The basic technology of the system involves the rapid nebulization of therapeutic agents using ultrasonic waves. This produces a concentrated cloud of medication delivered through the mouthpiece over a two to three second period for inhalation. The key components of the technology are housed in the inhaler unit. They are the rechargeable battery-operated motor, ultrasonic horn and drug cartridge. The pocketsize MSI allows for administration of a range of drugs in a single, simple-to-use, environmentally friendly delivery system. Each cartridge contains, depending on formulation, approximately a one to two month supply of drug.

                  To use the MSI system, a patient simply selects the appropriate color-coded drug cartridge and places it into the chamber of the inhaler unit. Pressing the "on" button activates a small electrical motor that transports a precise dose of drug from the cartridge chamber to the ultrasonic horn -- transforming the solution into an aerosolized cloud. The patient's inspiratory breath carries this cloud of medication directly to the lungs where it is needed. The dose delivered by the MSI is very accurate and consistent because: (1) the MSI is designed to be inspiratory flow rate independent; that is, delivery of the drug does not depend upon the patient's ability to inhale forcefully, and (2) the MSI does not require a high level of coordination between inspiration and actuation of the device. The patient's natural breath carries the medication directly to the lungs, minimizing the amount of drug deposited in the mouth and throat.

MSI ADVANTAGES

                  The Company believes that the MSI provides significant advantages over other drug delivery systems. It is particularly suited for younger and older asthma patients, as well as for older COPD patients who have difficulty using MDIs and currently have to depend on larger, more time-consuming tabletop nebulizers for delivery of their medications. These potential advantages include:

                  ACCURACY. The superior engineering and patient-friendly design of the MSI is intended to provide minimal dose to dose variability. Patients can therefore expect to receive the right therapeutic dose consistently. Recent testing with the MSI system found dose-to-dose variability significantly better than the current FDA requirement.

                  ENHANCED PATIENT COMPLIANCE. The pocketsize, portable MSI unit is designed to combine the therapeutic benefits of nebulization with the convenience of pressurized metered dose inhalers. The drug dose is precisely measured and delivered in seconds, as compared to 10 to 15 minutes or more for the typical nebulizer. The device is easy to operate, requiring minimal coordination between actuation and inhalation for proper drug delivery. These benefits are expected to improve patient compliance with the proper administration of their respiratory medication. Another expected factor in enhanced patient compliance is the broad range of drugs that can be accommodated by the MSI, allowing patients on multiple medications to rely on one simple delivery system.

                  INSPIRATORY FLOW RATE INDEPENDENCE. Unlike most of the DPIs currently available (or in development), the MSI is designed to achieve a consistent and significant level of drug deposition over a broad range of inspiratory flow rates. This is especially important in younger patients or patients with compromised lung function (e.g., during an asthma attack) who have a difficult time breathing normally.

                  VERSATILITY. Many asthma and COPD patients are taking multiple inhalation medications. The MSI accommodates interchangeable drug cartridges to allow for the administration of a broad range of frequently used respiratory drugs in a single, simple-to-use delivery system. The system includes an early warning mechanism that signals when the batteries need recharging or when the dosator is not functioning properly and a dose counter indicating when a new inhaler unit is required. These user-friendly features result in a simplified dosing procedure for both patients and their caregivers.

                  PULMONARY   TARGETING.   The  particle  size  of  the  inhaled
                  medication affects the effectiveness of drug delivery to the lung. Generally, a drug is "respirable" if the particle size is between two and five microns. Larger particles tend to deposit in the inhaler or in the patient's mouth and throat. Smaller particles tend to be exhaled. Within the respirable range, the MSI is designed to deliver particles specifically targeted for certain portions of the lungs, the central lung for local treatment or the deep lung for enhanced absorption into the blood stream for systemic therapies.

                  ENVIRONMENTALLY FRIENDLY. CFCs, the most commonly used propellant for MDI aerosols, are believed to adversely affect the Earth's ozone layer. They are subject to worldwide regulations aimed at eliminating their production and use within the decade under the Montreal Protocol. The MSI does not use CFCs or any other type of ozone depleting propellant.

                  ECONOMICAL. The Company believes that the MSI offers significant value to the patient because it is designed to allow a single device to be used with a complete family of respiratory medications available in cost-effective interchangeable cartridges. The inhaler unit itself is expected to have a life of two to three years. The initial cost of the inhaler unit is expected to be within the cost range that managed care providers will reimburse patients. The Company anticipates the combined cost to the patient of the device plus the drug filled cartridges will be comparable to the average cost per dose of the standard metered dose inhaler.


MSI PRODUCT PIPELINE IN DEVELOPMENT

                  Through development alliances with strategic partners, Zambon and Elan, the Company is implementing a broad development strategy for the MSI. The Company and Zambon are developing a range of widely used respiratory drugs for delivery in the MSI. Potential candidates for respiratory disease therapy include albuterol, ipratropium, cromolyn, inhaled bronchial steroids and combination products, which are described below. Most patients who experience respiratory disease commonly use multiple medications to treat their conditions. The initial Phase I/II clinical trial on albuterol in the MSI is expected to be completed in the first quarter of 1999. The Company anticipates completion of the albuterol development program and submission of the drug device combination NDA in the second half of 2000. The Company and Zambon intend to initiate additional clinical trials for other respiratory therapies in the MSI during 1999.

Among the drugs planned for development for the MSI system are:

                  ALBUTEROL. Albuterol is a beta agonist used as rescue therapy for patients with asthma and chronic obstructive pulmonary disease. It is the largest selling respiratory compound with U.S. sales of over $500 million in all dosage forms. It is available in a metered dose inhaler and nebulizer solution as well as solid and liquid dosage forms.

                  IPRATROPIUM. Ipratropium is a bronchodilator used primarily to treat COPD patients. It is useful because of its anticholinergic properties, which reduce pulmonary congestion. It is available in a metered dose inhaler, nebulizer solution and a combination product with albuterol.

                  CROMOLYN. Cromolyn is a non-steroidal, anti-inflammatory drug used to reduce the underlying bronchial inflammation associated with asthma. It is extremely safe and it is most commonly used to treat pediatric patients. It is available in a metered dose inhaler and nebulizer solution.

                  INHALED BRONCHIAL STEROIDS. Inhaled bronchial steroids are anti-inflammatory agents. They address the underlying inflammation in the lungs of asthma and COPD patients. They are available in a metered dose inhaler. Steroids are the fastest growing category in the respiratory market, growing at 25% per year.

                  OTHER RESPIRATORY THERAPIES. In addition to the drugs listed above, the Company and Zambon are assessing the market potential for a range of additional respiratory therapies. These therapies are expected to include a combination of an anti-inflammatory and beta agonist, and an anticholinergic and beta agonist, as well as antibiotics, cystic fibrosis treatments and a range of early stage biotech compounds that target respiratory disease.

                  MSI SYSTEMIC MEDICATIONS - PAIN MANAGEMENT. Through its development alliance with Elan, the Company will develop certain drugs for systemic treatment by pulmonary delivery through the MSI. The first of these drugs will be a compound for the treatment of severe pain. The pain management market includes patients with cancer, post-operative, migraine headache and chronic persistent pain. Narcotic analgesics for treatment of these severe forms of pain are estimated to exceed $5.5 billion in worldwide sales in the year 2000. The Company has identified a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain and is undertaking pre-clinical formulation and system feasibility development on an analgesic compound for pulmonary delivery in the MSI.

AEROSOL DRUG DELIVERY SYSTEM

                  The Company's Aerosol Drug Delivery System is a novel, proprietary inhaled-drug delivery system that is currently undergoing preclinical feasibility trials for delivery of both respiratory (local) and systemic drugs. The ADDS technology represents a new generation MDI.

                  The ADDS technology was developed to correct major deficiencies associated with existing MDI technology. MDIs have provided convenient, safe, self-administered treatment for over 30 years and decrease the cost of therapy because they can be used by the patient at home with minimal medical supervision. However, proper use of current MDIs requires training and precise execution of the delivery technique. For these reasons, many patients do not use their MDIs in the prescribed manner to coordinate actuation and inhalation. Incorrect technique has been shown to result in little or no benefits from MDI use in half of all adult patients and in a greater proportion of children. Moreover, because of these coordination issues, most children under age five cannot use a standard MDI.

                  Even with correct technique, current MDIs deliver less than 20% of the drug to the lungs of the patient. The remaining 80% of the drug is wasted upon deposition on the back of the mouth, or by completely missing the airway. This results from: (1) the high linear velocity (two to seven meters/second) of the aerosol jet as it discharges; (2) incomplete evaporation of the propellant leading to large size droplets that deposit in the mouth and larynx rather than reaching the lung; and (3) inadequate mixing resulting in a non-uniform distribution of drug particles in the inspiratory flow stream. Drug deposited in the mouth and throat can be swallowed and absorbed systemically or, in the case of inhaled steroids, may create a local concentration of the drug that causes immunosuppression response and the development of fungal infections. In addition, swallowing beta agonist bronchodilators causes relaxation of the smooth muscles of the gastrointestinal tract that decreases activity of the stomach.

                  From a therapeutic view, the most serious problem with MDIs is inconsistency of delivery. With existing MDIs the actual dose can vary from 0% to 300% of the intended dose. Patients may not receive sufficient drug to achieve a therapeutic effect, or they may overdose with undesirable side effects. These conditions can lead to the need for emergency treatment.

                  A major advantage for the ADDS technology is that it uses the same aerosol canisters and valves as are currently used in existing MDIs. As a result, existing aerosol facilities will be able to produce canisters with formulations optimized for use in ADDS. The only additional step required is to place the aerosol canister in the "device" prior to final packaging. This results in a cost effective product and provides numerous benefits to patients. The device, like the canister, is disposable when the canister is empty.

                  The ADDS technology features two improvements over existing MDIs and dry powder inhalers. Fluid dynamics modeling and IN-VITRO trials indicate that up to 50% of drug emitted by the ADDS reaches the lungs with oral deposition reduced to less than 10%. Because of this increase in efficiency, ADDS should require less drug per actuation than existing devices to achieve a therapeutic effect. This will result in more unit doses per drug canister than a conventional MDI, with less potential for adverse reactions.

                  ADDS also features a unique proprietary triggering mechanism that actuates at the correct time during inhalation. It is designed to automatically adjust to the patient's breathing pattern to accommodate differences in age and disease state. This synchronous trigger is designed to reduce patient coordination problems and enhances patient compliance.

DESCRIPTION OF ADDS

                  The ADDS technology utilizes a standard aerosol MDI canister, encased in a compact device that provides an aerosol flow-control chamber and a synchronized triggering mechanism. Manipulation of the discharged drug-containing aerosol cloud is key to optimization of the efficiency and consistency for MDIs. The unique features of ADDS are:

                  AEROSOL FLOW-CONTROL CHAMBER. The ADDS design uses fluid dynamics to: (1) reduce the velocity of the drug relative to the inspiratory breath velocity (less than one meter/second);
                  (2) increase residence time of the aerosol droplets before exiting the device to allow near complete evaporation of propellant; (3) increase droplet dispersion and mixing, thus increasing evaporation and improving vapor fraction at every point along the flow path; (4) reduce the diameter of the drug particles at the exit plane of the device; (5) decrease inertia of droplets to reduce impaction; and (6) optimize timing of dose discharge with inspiratory breath for maximum drug deposition in lungs.

                  SYNCHRONIZING TRIGGER MECHANISM. The aerosol flow-control chamber allows the patient to inhale through the device at a normal breathing rate, instead of a forced breath. The inspiratory breath establishes flow fields within the device that mix and uniformly disperse the drug in the breath. At the mouthpiece, nearly all the propellant is evaporated leaving only drug particles to be inspired, allowing a dramatic increase in the amount of drug delivered to the lungs. Only small amounts of drug deposit in the mouth and throat. A triggering and timing mechanism that is synchronized with the patient's inspiratory breath control the discharge of the metering valve. ADDS can accommodate different flowrates, so any patient can activate the triggering device. Similarly, the timing mechanism will automatically adjust to the flow generated by the patient, delaying or hastening discharge in proportion to the total volume passing through the flow control chamber. This feature accommodates differences in inspiratory flow characteristic of pulmonary disease states in children, adults and the infirm.

ADDS ADVANTAGES

                  The performance characteristics of the ADDS are expected to translate into multiple benefits, including:

                  IMPROVED DRUG DELIVERY EFFICIENCY. The majority of the drug emitted by the ADDS is delivered to the lungs while less than 10% is lost through deposition in the mouth and throat. The improved delivery efficiency enhances efficacy, reduces side effects and provides greater consistency of dose administration.

                  GREATER  PATIENT  COMPLIANCE.  The ADDS  eliminates  technique
                  dependence  for  simple,   consistent  dose-to-dose  delivery,
                  resulting in improved compliance with prescribed therapy.

                  BROADER PATIENT BASE. The ADDS can be prescribed for a broader patient base since it is designed to be self-administered by children and the elderly as well as adult patients.

                  PHARMACOECONOMIC BENEFIT. The ADDS has increased delivery efficiency with less waste, so patients can receive more unit doses per standard canister. This allows for a lower drug cost per day in addition to reducing prescription and payor costs because fewer pharmacy visits are required.

ADDS PRODUCT PIPELINE IN DEVELOPMENT

                  The Company believes that the ADDS technology possesses many potential competitive advantage over other inhalation systems in both local respiratory and systemic applications. It is applicable to all age categories, eliminating the most troublesome problems of aerosol metered dose delivery. Increased efficiency allows for potential application to proteins and peptides formerly discarded as candidates for aerosol delivery.

                  The development of systemic drugs using ADDS is being conducted as part of the Company's alliance with Elan. A range of suitable compounds has been identified and the first product has begun the development process. Therapeutic areas of interest to the Company include:

                  ADDS MIGRAINE THERAPY. Migraine headaches affect 16-18 million Americans. Annual sales for the migraine therapy market are in excess of $1.3 billion with many patients unable to get satisfactory relief from currently available therapies. In fact, it is estimated that absenteeism and medical expenses resulting from migraine total $50 billion annually. Current oral drug therapies for the treatment of migraine headaches have slow onset of action, resulting in a medical need that may be better satisfied through pulmonary delivery.

                  ADDS RESPIRATORY THERAPIES. The ADDS has broad applications across respiratory disease therapies since it utilizes basic MDI delivery methods that are the most popular forms of respiratory delivery. The ADDS technology's ability to vastly minimize oral deposition makes it especially applicable to steroids and steroid combinations with which fungal overgrowth side effects are common. In addition, U.S. patients and physicians have indicated that they prefer metered dose aerosol delivery. The ADDS technology is positioned to take advantage of this built-in market preference for MDIs with its potential for superior performance, reduced adverse reactions and cost-effectiveness. Inhaled steroids are the fastest growing segment of the respiratory market and the largest in Europe. The features of the ADDS directly minimize the aspects of inhaled steroids that remain a concern to patients and physicians. The market for inhaled steroids on a worldwide basis is approximately $1.5 billion.

                  As with MSI, there remains opportunities for developing ADDS for a range of therapies either directly by the Company or in collaboration with strategic partners. Unlike the MSI, it is potentially advantageous for the Company to partner on a product-by-product basis, concentrating on prime partners to launch the system commercially and to aid in subsequent development with products developed specifically for exclusive commercialization by the Company.

ULTRASONIC PULMONARY DRUG ABSORPTION SYSTEM

                  The Ultrasonic Pulmonary Drug Absorption System ("UPDAS(TM)") is a novel ultrasonic pulmonary delivery system designed by Elan as a disposable unit dose nebulizer system. UPDAS was designed primarily for the delivery of proteins, peptides and other large molecules to the lungs for absorption into the bloodstream. Elan's preliminary research with UPDAS demonstrated unique atomization that may prevent denaturing of bioactive molecules and particle size distribution that meets the targets for local and systemic delivery. The Company intends to initiate in-vitro validation testing of UPDAS to confirm Elan's preliminary results and to develop data to support patent filings. A plan for additional development of UPDAS will be prepared based upon the results of this confirmational testing.

ENHANCING TECHNOLOGY

                  As part of the same transaction in which the Company acquired UPDAS, the Company also acquired a worldwide exclusive license to Elan's Enhancing Technology. While not a delivery system itself, the Enhancing Technology is a therapeutic agent identified by Elan to increase the systemic absorption of drugs delivered to the lungs. The Enhancing Technology will be utilized in conjunction with the Company's other pulmonary delivery systems. The Company intends to complete the in-vitro testing necessary to substantiate the unique absorption properties of the Enhancing Technology that have been identified by Elan. After this work is completed and analyzed, the Company plans to determine the appropriate patent strategy to take and to begin development of the Enhancing Technology for use in the Company's delivery systems.

EARLY STAGE RESEARCH PROJECTS

                  As part of the Company's focus on later stage opportunities, the Company is seeking to out-license its portfolio of early stage medical research projects to companies that are committed to early stage biotechnology opportunities. The Company has determined that its early stage technologies do not fit the Company's pulmonary drug delivery strategy. Consequently, the Company plans to out-license these technologies while maintaining an interest in the technologies' promise without incurring the development costs associated with early stage research and development.

                  Because the Company is no longer funding these projects, it may be at risk of losing its rights to certain of these technologies. There can be no assurance that the Company will be able to sell or license its rights to any of its remaining early stage research projects or realize any milestone payments or other revenue from those early stage research projects that have been previously divested.

                  ANTI-PROLIFERATIVE TECHNOLOGIES

                  The Company holds rights to certain compounds and their uses for the treatment of conditions characterized by unregulated cell proliferation or cell growth and sickle cell anemia. The Company's intellectual property portfolio consists of clotrimazole ("CLT"), its metabolites and a number of proprietary new chemical entities co-owned by the Company termed the
Trifens(TM). Such compounds have demonstrated promise in therapeutic applications for treating a number of conditions characterized by unregulated cell proliferation, such as cancer (including multiple drug resistance cases) and certain proliferative dermatological conditions, as well as sickle cell anemia and secretory diarrhea.

                  The  Company  entered  into a license  arrangement  with Lorus
Therapeutics, Inc. (formerly Imutec Pharma Inc.) in November 1997. The arrangement licenses rights to a series of compounds for the treatment of cancer, Kaposi's sarcoma and actinic keratosis to a newly formed company, NuChem Pharmaceuticals, Inc. ("NuChem") for which Lorus Therapeutics will provide funding and management of the development program. The Company holds a 20% equity interest in NuChem.

                  Work on the lead compounds by NuChem has progressed in the pre-clinical phase. NuChem recently announced that the U.S. National Cancer Institute has agreed to undertake additional in vitro screening after initial evaluation of the compounds. The initial IND for the lead compounds is planned to be filed in early 2000.

                  The Company is actively seeking to partner or license the use of clotrimazole and the Trifens in the fields of sickle cell anemia and gastrointestinal disorders.

                  RBC-CD4 ELECTROINSERTION TECHNOLOGY

                  The Company is the worldwide licensee of certain technology (the "RBC-CD4 Electroinsertion Technology") relating to the electroinsertion of full-length CD4 protein into red blood cells for use as a potential therapeutic in the treatment of HIV that leads to AIDS. The Company has signed an option agreement with a private investment group that had a prior interest in the RBC-CD4 Electroinsertion Technology to sell the Company's rights to this HIV/AIDS technology. As consideration for the option, the third party will fund an additional study related to the RBC-CD4 Electroinsertion Technology. If this option is exercised, the Company will retain a one-third interest in all future commercial and sublicensing results.

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

                  HIV/AIDS VACCINE

                  The Company holds an exclusive worldwide license to a potential HIV/AIDS vaccine and diagnostic test under development at the French Institute of Health and Medical Research. The Company is seeking a partner for this technology.

                  UGIF TECHNOLOGY - PROSTATE CANCER

                  The Company holds an exclusive worldwide license to a growth regulatory factor, termed Urogenital Sinus Derived Growth Inhibitory Factor ("UGIF"), which could serve as a potential prostate cancer therapy. Identification of UGIF as a growth inhibitory factor for certain prostate cells was based upon laboratory studies conducted at Baylor Medical College. The Company is seeking a partner for this technology.

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

                  The FDA approval process for a pharmaceutical product includes review of (i) chemistry and formulations, (ii) preclinical laboratory and animal studies, (iii) initial IND clinical studies to define safety and dose parameters, (iv) well-controlled IND clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of a New Drug Application (the "NDA"). Preclinical studies involve laboratory evaluation of the product and animal studies to assess activity and safety of the product. Products must be formulated in accordance with United States Good Manufacturing Procedures ("GMP") requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in animals. The results of the preclinical tests are submitted to the FDA as part of the IND application and are reviewed by the FDA prior to granting the sponsor permission to conduct clinical studies in human subjects. Unless the FDA objects to an IND application, the application will become effective 30 days following its receipt by the FDA. There can be no certainty that submission of an IND will result in FDA authorization to commence clinical studies.

                  Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase I trials normally consist of testing the product in a small number of normal volunteers for establishing safety and pharmacokinetics using single and multiple dosing regiments. In Phase II, the continued safety and initial efficacy of the product are evaluated in a limited patient population, and appropriate dosage amounts and treatment intervals are determined. Phase III trials typically involve more definitive testing of the appropriate dose for safety and clinical efficacy in an expanded patient population at multiple clinical testing centers. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial phase. Each clinical study must be conducted under the auspices of an Institutional Review Board (the "IRB") at the institution performing the clinical study. The IRB is charged with protecting the safety of patients in trials and may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed. In addition, the FDA may order the temporary or permanent discontinuation of clinical trials at any time. The Company must rely on independent investigators and institutions to conduct these clinical studies.

                  All the results of the preclinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of an NDA for approval to commence commercial distribution. The information contained in the DMF is also incorporated into the NDA. Submission of an NDA does not assure FDA approval for marketing. The application review process often requires 12 months to complete. However, the process may take substantially longer if the FDA has questions or concerns about a product or studies regarding the product. In general, the FDA requires two adequate and controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional support may be required. The FDA also may request additional information relating to safety or efficacy, such as long-term toxicity studies. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application. Accordingly, there can be no assurance about any specific time frame for approval, if any, of products by the FDA or foreign regulatory agencies. Continued compliance with all FDA requirements and conditions relative to an approved application, including product specifications, manufacturing process, labeling and promotional material, and record keeping and reporting requirements, is necessary throughout the life of the product. In addition, failure to comply with FDA requirements, the occurrence of unanticipated adverse effects during commercial marketing or the result of future studies, could lead to the need for product recall or other FDA-initiated actions that could delay further marketing until the products or processes are brought into compliance.

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

PATENTS AND TRADEMARKS

                  MSI SYSTEM PATENTS AND TRADEMARK

                  Under its agreement with Siemens AG for the technology underlying the MSI system, the Company is responsible for jointly financing and prosecuting the U.S. patent applications for the benefit of the owners and licensors of this technology. To date, one U.S. patent has issued, two U.S. patent applications are pending, and three foreign patent applications are pending. In addition, the Company holds a trademark on "Premaire(TM)" as a brand name for the MSI system.

                  AEROSOL DRUG DELIVERY SYSTEM PATENTS

                  As a result of its acquisition of ADDS, the Company was assigned the rights to one U.S. patent application and three foreign patent applications that are pending on ADDS.

                  EARLY STAGE RESEARCH TECHNOLOGY PATENTS

                  Under its license agreements for its early stage research projects, the Company is responsible for financing and prosecuting patent applications for the benefit of the owners and licensors of these technologies. While the Company holds several U.S. and foreign patents and patent applications for these early stage technologies, the Company expects to assign these patents and applications to future acquirors, if any, of these technologies. Because the Company does not intend to continue to pay for future patent fees on these early stage technologies, in the event that no acquirors are found for these technologies, the Company expects that it will allow some or all of these patents and patent applications to lapse or the rights may be returned to the licensors.

COMPETITION

                  The Company competes with approximately 25 other companies involved in developing and selling respiratory products for the U.S. market. Most of these companies possess financial and marketing resources and developmental capabilities substantially greater than the Company. Some of the products in development by other companies may be demonstrated to be superior to the Company's current or future products. Furthermore, the pharmaceutical industry is characterized by rapid technological change and competitors may complete development and reach the market place prior to the Company. The Company believes that competition in the respiratory category will be based upon several factors, including product efficacy, safety, reliability, availability, and price, among others.

EMPLOYEES

                  As of March 19, 1999, the Company employed 12 persons, five of whom are executive officers.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

DEVELOPMENT STAGE COMPANY; HISTORY OF OPERATING LOSSES AND
ACCUMULATED DEFICIT; GOING CONCERN OPINION

                  The Company is in the development stage. The Company has been principally engaged to date in research, development and licensing efforts, and has experienced significant operating losses. The Company experienced operating losses of $18,560,461 and $9,489,138 for the fiscal years ended December 31, 1998 and 1997 and, as of December 31, 1998, the Company had an accumulated deficit of $55,156,763. The independent auditors' report dated March 11, 1999, on the Company's consolidated financial statements stated that the Company has generated only minimal operating revenue, has incurred recurring operating losses and will require additional capital and that these conditions raise substantial doubt about its ability to continue as a going concern. The Company expects that it will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with its product development activities. As a result, the Company anticipates additional operating losses for 1999 and that such losses will continue thereafter until such time, if ever, as the Company is able to generate sufficient revenues to sustain its operations.

                  The Company's ability to achieve profitable operations is dependent in large part on regulatory approvals of its products. There can be no assurance that the Company will ever achieve such approvals or profitable operations.

SIGNIFICANT LIQUIDITY RESTRAINTS

                  The Company's cash available for funding its operations as of December 31, 1998 was $2,456,290. As of such date, the Company had trade payables of $615,138 and current research obligations of $449,805. In addition, committed and/or anticipated funding of research and development after December 31, 1998 is estimated at approximately $2,076,000. The Company will be required to obtain additional funds for its business through operations or equity or debt financings, collaborative arrangements with corporate partners or from other resources. No assurance can be given that these funds will be available for the Company to finance its development on acceptable terms, if at all. If adequate funds are not available from operations or additional sources of funding, the Company's business will suffer a material adverse effect.

NEED FOR ADDITIONAL FINANCING; UNCERTAINTY OF OBTAINING
ADDITIONAL FUNDING

                  The Company's operations to date have consumed substantial and increasing amounts of cash. The negative cash flow from operations is expected to continue in the foreseeable future. The development of the Company's technologies and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, and to bring any such products to market. The Company's future capital requirements will depend on many factors, including continued progress in out-licensing the early stage technology and developing the Company's pulmonary delivery technologies, the ability of the Company to establish and maintain collaborative arrangements with others and to comply with the terms thereof, receipt of payments due from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products.

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

                  In addition, the Company does not intend to manufacture its own products. While the Company has already entered into two manufacturing and supply agreements related to the MSI system, there can be no assurance that these manufacturing and supply agreements will be adequate or that the Company will be able to enter into future manufacturing and supply agreements on terms acceptable to the Company.

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

POTENTIALLY LIMITED TRADING MARKET; POSSIBLE VOLATILITY OF
STOCK PRICE.

                  The Common Stock is listed for trading on American Stock Exchange (the "AMEX") under the symbol "SHM". The Company does not presently satisfy the listing guidelines of the AMEX, including the AMEX guideline that a listed company that has sustained losses from operations and/or net losses in three of its four most recent fiscal years have stockholders' equity of at least $4,000,000. The Company has sustained net losses for its four most recent fiscal years and, at December 31, 1998, had stockholders' equity of $655,205. The failure to meet the AMEX listing guidelines may result in the Common Stock no longer being eligible for listing on the AMEX and trading, if any, of the Common Stock would thereafter be conducted in the over-the-counter market. If the Company's Common Stock were to be delisted from the AMEX, it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

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

VOLATILITY OF MARKET PRICE OF SECURITIES

                  The market price of securities of firms in the biotechnology/pharmaceutical industries have tended to be volatile. Announcements of technological innovations by the Company or its competitors, developments concerning proprietary rights and concerns about safety and other factors may have a material effect on the Company's business or financial condition. The market price of the Common Stock may be significantly affected by announcements of developments in the medical field generally or the Company's research areas specifically. The stock market has experienced volatility in market prices of companies similar to the Company that has often been unrelated to the operating results of such companies. This volatility may have a material adverse effect on the market price of the Common Stock.

OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES;
DILUTION

                  As of December 31, 1998, the Company had reserved approximately 7,910,836 shares of its Common Stock for issuance upon exercise of outstanding options and warrants convertible into shares of its Common Stock, including shares of Common Stock issuable upon the exercise of options and warrants held by officers and directors of the Company. In addition, as of December 31, 1998, the Company had $1,000,000 principal amount of a Convertible Promissory Note and 11,914 shares of its Series C Cumulative Convertible
Preferred Stock outstanding. Each of the convertible securities provide for conversion into shares of Common Stock of the Company at a discount to the market. The Series C Preferred Stock are convertible into 8,449,647 shares of Common Stock and the Convertible Promissory Note is convertible into 571,428 shares of Common Stock. The exercise of options and outstanding warrants, the conversion of such other securities and sales of Common Stock issuable thereunder could have a significant dilutive effect on the market price of shares of the Company's Common Stock and could materially impair the Company's ability to raise capital through the future sale of its equity securities.

AUTHORIZATION OF PREFERRED STOCK

                  The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company and preventing shareholders from receiving a premium for their shares in connection with a change of control. The Company issued Series A and Series B Cumulative Convertible Redeemable Preferred Stock in connection with private placements in February 1997 and April 1998, respectively. All of the Series A Preferred Stock was converted into common stock during 1998. On July 31, 1998, all of the Series B Preferred Stock was redeemed for cash. The Company also issued shares of its Series C Cumulative Convertible Preferred Stock in connection with the consummation of an agreement with Elan in June 1998. The Company has no present intention to issue any additional shares of its preferred stock (except for additional shares of its Series C Preferred Stock that are payable as dividends to Elan, as holder of the outstanding Series C Preferred Stock); however, there can be no assurance that the Company will not issue additional shares of its preferred stock in the future.

ITEM 2.           PROPERTIES

         The Company's principal executive offices are located at 425 South Woodsmill Road, St. Louis, Missouri 63017. These premises consist of approximately 4,521 square feet subject to a lease that expires September 14, 2002. The monthly rent for these premises is $9,042. The Company also maintains a research facility in Ann Arbor, Michigan, and leases a small office in Pittsford, New York. The Company maintains no other laboratory, research or other facilities, but primarily conducts research and development in outside laboratories under contracts with universities or research facilities. The Company believes that its existing office arrangements will be adequate to meet its reasonably foreseeable needs.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material legal proceedings against the Company or any of its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The following table sets forth the high and low sale prices of the Company's Common Stock on the American Stock Exchange (the "AMEX") for the periods indicated.

1998:                                HIGH                      LOW
                                     ----                      ---
        Fourth Quarter.....   $      2.500                     .938
        Third Quarter......          2.500                    1.063
        Second Quarter.....          2.313                     .625
        First Quarter......          1.438                     .625
1997:
        Fourth Quarter.....      $   2.500                    1.125
        Third Quarter......          3.000                    2.000
        Second Quarter.....          3.375                    2.250
        First Quarter......          3.750                    2.625



                  The closing sale price for the Company's Common Stock on the AMEX on March 19, 1999 was $2.25 per share. At March 19, 1999, there were approximately 427 holders of record of the Company's Common Stock.

                  The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Company's Series C Cumulative Convertible Preferred Stock generally prohibit the payment of cash dividends and other distributions on the Company's Common Stock unless full cumulative stock dividends on shares of such Series C Preferred Stock have been paid or declared in full.
During 1998, the Company issued stock dividends totaling 414 shares of Series C Preferred Stock and cash dividends for fractional shares of $1,112.

                  The following unregistered securities were issued by the Company during the quarter ended December 31, 1998:

                                               Number Of Shares
                                                 Sold/issued/       Offering/
                          Description Of       Subject To Options   Exercise Price
Date Of Sale/Issuance   Securities Issued        Or Warrants        Per Share ($)     Purchaser Or Class
---------------------   -----------------      -------------------  --------------    ------------------
November 1998           Common Stock Options        120,000         $1.688 - $3.688       Employee


The issuance of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION
                   (In dollars, except per share information)

The information in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Company's Consolidated Financial Statements and related Notes under Item 8.

                                                                                     Year-Ended December 31
                                                     -------------------------------------------------------------------------------
                                                          1998              1997              1996           1995          1994
                                                     -------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Sublicense and interest income ....................  $    410,273      $    556,914      $    673,664   $     80,610   $     63,290

Operating costs and expenses:

     Research and development .....................    15,676,301(a)      5,379,193(a)      3,841,818      4,424,154      3,989,838

     General and administrative ...................     3,294,433         4,666,859         3,840,735      3,044,173      2,393,082
                                                     ------------      ------------      ------------   ------------   ------------

     Total operating costs and expenses ...........    18,970,734        10,046,052         7,682,553      7,468,327      6,382,920

Loss from operations ..............................  $(18,560,461)     $ (9,489,138)     $ (7,008,889)  $ (7,387,717)  $ (6,319,630)

Loss per share of common stock - basic ............  $      (0.85)     $      (0.80)     $      (0.65)  $      (0.90)  $      (0.96)

Weighted average common shares outstanding ........    21,931,040        11,976,090        10,806,799      8,185,457      6,596,227


BALANCE SHEET DATA:

Working capital (net deficiency) ..................     1,456,833      $   (837,564)     $  1,433,773   $  1,585,675   $   (799,629)

Total assets ......................................     2,862,521           689,937         2,773,884      2,221,050        371,073

Long-term obligations & redeemable preferred stock      1,000,000         4,019,263            27,206           --             --

Accumulated deficit ...............................   (55,156,763)      (36,157,290)      (26,588,652)   (19,579,763)   (12,192,046)

Stockholders' equity (net capital deficiency) .....       655,205        (4,716,751)        1,695,837      1,792,363       (573,853)

-------------------------------------

No cash dividends have been paid on common stock for any of the periods presented.

Loss per share is based upon the weighted average number of common and certain common equivalent shares outstanding.

See consolidated financial statements and accompanying footnotes.


(a) Includes $13,325,000 and $1,650,000 of acquired research and development in-process technology in 1998 and 1997, respectively.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED HEREBY. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, RISKS SET FORTH ABOVE UNDER "BUSINESS - CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES."

                  THE   DISCUSSION   AND  ANALYSIS   BELOW  SHOULD  BE  READ  IN
CONJUNCTION WITH THE FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES TO FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

                  Sheffield Medical Technologies Inc. ("Sheffield") was incorporated under Canadian law in October 1986. In May 1992, the Company became domesticated as a Wyoming corporation pursuant to a "continuance" procedure under Wyoming law. In January 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. In June 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. As part of an agreement with Elan Corporation plc ("Elan"), on June 30, 1998, Systemic Pulmonary Delivery, Ltd. ("SPD") was formed as a wholly owned subsidiary of the Company. At that time, SPD acquired the Company's rights to the systemic applications of the MSI and acquired Elan's rights to certain pulmonary delivery technologies. Unless the context requires otherwise, Sheffield, Ion, CP and SPD are referred herein to as "the Company".

                  The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue and will require additional capital which the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on research, development and unproven technology that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1999 is dependent upon obtaining additional funding.

                  The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

RESULTS OF OPERATIONS

REVENUE

                  Sublicense revenue of $350,000 and $500,000 for the years ended December 31, 1998 and 1997, respectively, relate to a sublicense agreement entered into during 1997 with Lorus Therapeutics, Inc. (formerly Imutec Pharma Inc.). The agreement licensed rights to a series of compounds for the treatment of cancer, Kaposi's sarcoma and actinic kerotosis to a newly formed company, NuChem Pharmaceuticals, Inc. ("NuChem") for which Lorus Therapeutics, Inc. will provide funding and management of the development program. The Company received $500,000 in cash upon signing the agreement in 1997 and received 583,188 shares of Lorus Therapeutics, Inc. stock with a value of $350,000 in 1998. The sublicense revenue of $510,000 in 1996 related to a sublicense agreement for the Company's Liposome - CD4 technology. Interest income was $60,273 for the year ended December 31, 1998 compared to $56,914 and $163,664 for the years ended December 31, 1997 and 1996, respectively. The decrease in 1997 interest income of $106,750 compared to 1996, was due primarily to the use of funds available for investment as a result of the acquisition of the MSI system from Siemens AG.

ACQUISITION OF RESEARCH & DEVELOPMENT IN-PROCESS TECHNOLOGY

                  Acquisition of research and development in-process technology for the years ended December 31, 1998, 1997 and 1996 was $13,325,000, $1,650,000
and $0, respectively. The decrease from 1997 to 1998 is attributable to the acquisition of the Aerosol Drug Delivery System ("ADDS") from Aeroquip-Vickers for $825,000 and the acquisition of certain pulmonary delivery technologies from Elan for $12,500,000. The 1997 amounts are attributable to the acquisition of Camelot Pharmacal, LLC. The acquisitions noted above were expensed in the year acquired since the technologies had not demonstrated technological feasibility and had no alternative future uses.

RESEARCH AND DEVELOPMENT

                  Research and development expenses were $2,351,301 for the year ended December 31, 1998 compared to $3,729,193 and $3,841,818 for the years ended December 31, 1997 and 1996, respectively. The decrease of $1,377,892 from 1997 to 1998 reflects both the Company's continued winding down of its early stage research projects and the shifting of responsibility for development expenses of the respiratory applications of the MSI to the Company's partner, Zambon Group SpA ("Zambon"). This decrease was partially offset by development costs associated with the ADDS technology acquired in July 1998. The 1997 decrease of $112,625 was attributable to the commencement of winding down of the Company's early stage technologies.

                  The Company entered into three R&D transactions in 1998. In June, the Company entered into an agreement with Zambon, whereby Zambon would receive an exclusive worldwide marketing and development sublicense for respiratory products to be delivered by the MSI system. Under this agreement, Zambon is responsible for the research and development costs associated with the respiratory applications of the MSI. In addition, SPD also acquired certain pulmonary delivery technologies from Elan. The Company is responsible for the development of these technologies. In addition, SPD acquired the ADDS technology from Aeroquip-Vickers. SPD holds the rights to all systemic applications of the ADDS technology, while Sheffield retains the rights to develop the respiratory disease applications. The Company is responsible for the research and development costs of these systemic applications. Subject to certain conditions and the making of certain payments to the Company, Elan has the option to acquire all or a portion of the outstanding stock of SPD.

GENERAL AND ADMINISTRATIVE EXPENSES

                  General and administrative expenses were $3,043,070 for the year ending December 31, 1998 compared to $4,627,567 and $3,831,204 for the years ending December 31, 1997 and 1996, respectively. The decrease from 1997 to 1998 of $1,584,497 was due to lower compensation expense reflecting fewer employees during 1998 and the extension of certain option and warrant agreements in 1997. The 1998 decrease also reflects lower consulting costs resulting from expenses associated with two financings completed in 1997, and a loss realized on the sale of securities during 1997. The increase from 1996 to 1997 was due to an increased number of management salaries resulting from the Camelot acquisition, compensation expense associated with the extension of certain option and warrant agreements, and expenses related to the two financings completed during 1997.

INTEREST EXPENSE

                  Interest expense was $251,363 for the year ending December 31, 1998 compared with $39,292 and $9,531 for the years ending December 31, 1997 and 1996, respectively. The increase of $212,071 in 1998 as compared to 1997 was primarily due to interest paid on the Company's Series B Cumulative Convertible Preferred Stock and the Convertible Promissory Note issued to Elan. The increase from 1996 to 1997 of $29,761 was attributable to the Company's 6% Convertible Subordinated Debenture issued during 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $49 million through December 31, 1998.

                  On April 15, 1998, the Company issued 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock in a private placement for an aggregate purchase price of $1,250,000. The proceeds were used to make payment to Siemens A.G. pursuant to the MSI license agreement. During 1998, the Company entered into a sublicense agreement with Zambon that provided the Company $2,150,000 in gross proceeds from the sale of 2,646,153 shares of Common Stock. The Company also entered into an agreement with Elan that provided the Company approximately $17,500,000 of gross proceeds from the sale of 4,571,428 shares of Common Stock and 11,500 shares of the Company's Series C Cumulative Convertible Preferred Stock. The proceeds from the Elan transaction were used to purchase certain pulmonary device delivery technologies from Elan for $12,500,000, the ADDS for $825,000 from Aeroquip-Vickers, and to redeem $1,250,000 principal amount of Series B Preferred Stock. The remaining proceeds from the Elan transaction were used for research and development, working capital and general corporate purposes.

                  From inception through December 31, 1998, the Company earned $514,100 in interest on cash, cash equivalents and short-term investments. The Company invests excess cash in cash equivalents and short-term investments in a cash management account that invests in U.S. government securities and high grade corporate investments.

                  Net cash used in development stage activities was $18,685,726 for the year ended December 31, 1998 compared with $6,677,405, $6,043,876, and $48,882,176 for the years ended December 31, 1997 and 1996, and from inception in 1986 through 1998, respectively. Cash of $20,900,000, $3,284,812, $6,420,834, and $48,855,005 was provided by the issuance of equity securities in 1998, 1997, 1996, and from inception in 1986 through 1998, respectively.

                  The Company's total assets were $2,862,521 at December 31, 1998 compared with $689,937 at December 31, 1997. The 1998 increase of $2,172,584 was primarily attributable to proceeds received from the agreement entered into with Elan. The Company's liabilities at December 31, 1998, consisting of accounts payable, sponsored research, capital lease obligations, a note payable and a convertible promissory note, were $2,207,316 compared with $2,938,425 at December 31, 1997.

                  The Company spent approximately $21,600,000 from inception through December 31, 1998 to fund certain ongoing technology research projects and expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights to can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

                  The Company's direct research and development (R&D) expenses for its pulmonary delivery systems were $1,847,652 for the year ended December 31, 1998 and $3,792,500 from inception through December 31, 1998. The Company has committed to fund an additional $2,076,000 for these pulmonary delivery systems after December 31, 1998. The Company incurred $21,693 of R&D costs in 1998 associated with its early stage technologies, which includes RBC-CD4 Electroinsertion technology, Liposome-CD4 technology, HIV/AIDS vaccine, UGIF technology-prostate cancer, and anti-proliferative technologies. From inception to December 31, 1998, the Company incurred R&D expenses of $15,221,468 on these technologies. Since the Company is focused on development of its pulmonary delivery systems, it does not anticipate incurring additional research or development costs for these early stage projects.

                  Because the Company does not expect to generate significant cash flows from operations for at least the next few years, the Company believes it will require additional funds to meet future costs. The Company will attempt to meet its capital requirements with existing cash balances and through additional public or private offerings of its securities, debt financing, and collaboration and licensing arrangements with other companies. There can be no assurance that the Company will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to the Company, if at all. The Company's development programs may be curtailed if future financings are not completed.

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

YEAR 2000 COMPLIANCE

                  The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 compliance issue. Such systems that are not Year 2000 compliant may not be able to properly interpret dates beyond the Year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and borrowers.

                  During 1998, the Company conducted an assessment of its computer systems to identify systems that could be affected by the Year 2000 issue. Substantially all software programs used by the Company have been determined to be Year 2000 compliant. In addition, the Company believes that with readily available upgrades to existing hardware, the Year 2000 issue will not pose significant operational problems for its computer system. The completion of hardware modifications to assure Year 2000 compliance is expected by the end of the second quarter of 1999.

                  The Company relies on various universities and laboratories for conducting a significant portion of the research and development of its products. The Company is currently in the process of communicating with the parties with which it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company expects to complete its assessment of Year 2000 compliance of these third parties by July 1999. However, there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

                  The total cost to the Company of these Year 2000 compliance activities is estimated to be less than $25,000, and is not anticipated to be material to its financial position or results of operations. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  The Company has no material market risk exposure.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



DIRECTORS AND EXECUTIVE OFFICERS

                  The directors and executive officers of the Company and their positions with the Company are set forth below.

NAME                         AGE         POSITION
Thomas M. Fitzgerald         48          Chairman and Director
Loren G. Peterson            42          President, Chief Executive Officer, and
                                           Director
John M. Bailey               51          Director
Digby W. Barrios             61          Director
Todd C. Davis                37          Director
George R. Griffiths          51          Director
David A. Byron               50          Executive Vice President - Scientific
                                           Affairs
Carl. F. Siekmann            55          Executive Vice President - Corporate
                                           Development
Scott A. Hoffmann            34          Vice President - Finance and
                                           Administration, Treasurer and
                                           Secretary, Chief Financial Officer

                  THOMAS M. FITZGERALD. Mr. Fitzgerald has been a Director of the Company since September 1996 and has served as Chairman of the Company since December 1997. From June 1996 to December 1997, Mr. Fitzgerald served as Chief Operating Officer of the Company and, from February 1997 to December 1997, he served as President of the Company. From 1989 to 1996 Mr. Fitzgerald was the Vice President and General Counsel of Fisons Corporation, an operating unit of Fisons Group plc, a U.K.-based ethical pharmaceutical company ("Fisons"). Mr. Fitzgerald was Assistant General Counsel of SmithKline Beecham prior to joining Fisons.

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

                  JOHN M. BAILEY. Mr. Bailey has been a Director of the Company since April 1997. Mr. Bailey is the founder and majority shareholder of Bailey Associates, a consultancy specializing in providing companies with strategic advice and support through mergers, collaborations and divestments. From 1978 to 1996, Mr. Bailey was employed by Fisons, where he held a number of senior positions. In 1993, Mr. Bailey was appointed to the main board of Fisons and, in 1995, he was appointed Corporate Development Director of Fisons. In that role he was directly responsible for worldwide strategic and corporate development and for all merger, divestment, acquisition and business development activities of Fisons Group worldwide.

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

                  TODD C. DAVIS. Mr. Davis has been a Director of the Company since September 1998. Since May 1997, Mr. Davis has served as Director of Investments and Corporate Development of Elan Pharmaceutical Research Corporation, an affiliate of Elan Corporation plc, an Irish pharmaceutical company. From September 1995 to May 1997, Mr. Davis was on educational leave from Abbott Laboratories, a pharmaceutical company, while receiving a Masters in Business Administration from Harvard University. From October 1993 to September 1995, Mr. Davis served as diagnostic systems product manager, and from October 1992 to September 1993 as product specialist of laboratory information systems of Abbott Laboratories.

                  GEORGE R. GRIFFITHS. Mr. Griffiths has been a Director of the Company since July 1998. Since June 1996, Mr. Griffiths has served as General Manager of Zambon Corporation, USA, the North American subsidiary of Zambon Group, SpA, a private Italian pharmaceutical company. From December 1995 to June 1996, Mr. Griffiths served as Senior Vice President for Pharmaceuticals of Zambon Corporation, USA and also from January 1996 to June 1996 he held the position of Vice President of Business Development. From July 1992 to January 1996, Mr. Griffiths served as Director of New Products/Specialty Products for Johnson & Johnson's Company's Janssen Pharmaceutica Division.

                  DAVID A. BYRON. Mr. Byron has been Executive Vice President - Scientific Affairs of the Company since April 1997. From January 1997 to April 1997, Mr. Byron was a principal of Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company he co-founded. From 1994 to December 1996, Mr. Byron served as Vice President of Scientific Affairs of Bock Pharmacal Company, a privately held pharmaceutical company. From 1990 to 1994, Byron served as Senior Director - New Product Development of Sanofi-Winthrop Pharmaceutical Corporation.

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

                  SCOTT A. HOFFMANN. Mr. Hoffmann has been Chief Financial Officer and Vice President - Finance and Administration, Treasurer and Secretary of the Company since November 1998. From March 1995 to November 1998, Mr. Hoffmann was Assistant Controller of Zeigler Coal Holding Company, a coal mining company. From 1992 to 1995, Mr. Hoffmann was Vice President - Finance and Secretary of Zam's, Inc., a publicly-traded retailer.

MEETINGS AND COMMITTEES

                  The Board of Directors of the Company held five meetings during the fiscal year ended December 31, 1998. From time to time during such fiscal year, the members of the Board acted by unanimous written consent. The Company has standing Stock Option, Compensation, and Audit Committees. The Stock Option Committee reviews, analyzes and approves grants of stock options and stock to eligible persons under the Company's 1993 Stock Option Plan and the Company's 1993 Restricted Stock Plan. The current members of the Stock Option Committee (appointed in June 1997) are Digby W. Barrios and John M. Bailey. The Stock Option Committee held one meeting in 1998, and approved certain actions by written consent. The Compensation Committee reviews, analyses and makes recommendations to the Board of Directors regarding compensation of Company directors, employees, consultants and others, including grants of stock options (other than stock option grants under the Company's 1993 Stock Option Plan and the Company's Directors Plan). The current members of the Compensation Committee (appointed in June 1997) are Digby W. Barrios and John M. Bailey. The Compensation Committee held four meetings in 1998, and approved certain actions by written consent. The Audit Committee reviews, analyzes and makes recommendations to the Board of Directors with respect to the Company's compensation and accounting policies, controls and statements, and coordinates with the Company's independent public accountants. The current members of the Audit Committee (appointed in June 1997) are Loren G. Peterson, Digby W. Barrios and John M. Bailey. The Audit Committee held one formal meeting in 1998. The Company does not have a standing nominating committee or a committee which serves nominating functions.

ITEM 11.           EXECUTIVE COMPENSATION

                  The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company ("CEO") and the executive officers of the Company (other than the CEO) who were executive officers of the Company during the fiscal year ended December 31, 1998 and whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                        Compensation
                                                  Annual Compensation                     Awards
                                                  -------------------                   -------------
                                                                     Other Annual        Securities
     Name and                                                        Compensation        Underlying
Principal Position                   Year    Salary($)    Bonus($)      ($)(1)           Options(#)
------------------                   ----    ---------    --------      ------           ----------
                                     1998    $175,000     $40,000         --              255,000
Thomas M. Fitzgerald,                1997     175,000        --           --              300,000
  Chairman...........................1996      94,792        --           --

Loren G. Peterson, President,        1998    $175,000        --           --              155,000
  Chief Executive Officer............1997     118,655        --           --              400,000


David A. Byron, Executive Vice       1998    $160,000        --           --              105,000
  President, Scientific Affairs......1997     108,485        --           --              400,000

Carl F. Siekmann, Executive Vice     1998    $160,000        --           --              105,000
  President, Corporate Development...1997     108,485        --           --              400,000

Judy Roeske - Bullock, former
  Vice  President, Finance
  & Administration,                  1998    $149,808        --           --
  Chief Financial Officer(2).........1997      18,750        --           --              130,000

---------------------

(1)      Perquisites  and  other  personal  benefits,   securities  or  property
         delivered to each executive officer did not exceed the lesser of $50,000 or 10% of such executive's salary and bonus.

(2)      Ms.  Roeske-Bullock  resigned from the Company  effective  November 15,
         1998.

                  The following table sets forth certain information regarding stock option grants made to Messrs. Fitzgerald, Peterson, Byron, and Siekmann during the fiscal year ended December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                                                  % Of Total
                                                                   Options
                                                                  Granted To                                            Grant Date
                                                    Options      Employees In   Exercise Or Base                       Present Value
          Name                                     Granted (#)    Fiscal Year     Price ($/Sh)        Expiration Date     $ (1)
--------------------------------------------       -----------   -------------  -----------------     ---------------  -------------
Thomas M. Fitzgerald,
Chairman ...................................       255,000(2)         23.9%     $1.2375 - 3.125       August 28, 2008       $235,600


Loren G. Peterson, President,
Chief Executive Officer ....................       155,000(2)         14.6%     $1.2375 - 3.125       August 28, 2008        139,400


David A. Byron,
Executive Vice President,
Vice President, Scientific
Affairs ....................................       105,000(2)          9.9%     $1.2375 - 3.125       August 28, 2008         94,150


Carl F. Siekmann,
Executive Vice President,
Corporate Development ......................       105,000(2)          9.9%     $1.2375 - 3.125       August 28, 2008         94,150

(1) The present value of options at date of grant was estimated using the Black-Scholes model with the following assumptions: 1) expected life of 10 years; 2) risk-free interest rate of 4.9%; 3) volatility of 69.4%; and 4) dividend yield of 0%.

(2) These options were granted under a single option grant with exercise prices ranging from $1.2375 to $3.125.

                  The following table sets forth certain information regarding stock options held by Messrs. Fitzgerald, Peterson, Byron, and Siekmann, and Ms. Bullock as of December 31, 1998.

                           AGGREGATED OPTION EXERCISES
                       DURING THE MOST RECENTLY COMPLETED
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                                    No. of Securities
                                                                         Shares                 Value (1) of
                                                                       Underlying              Unexercised in-
                                                                       Unexercised                the-Money
                                                                      Options at FY-           Options at FY-
                                            Shares                        End (#)                  End($)
                                          Acquired on      Value       Exercisable/              Exercisable/
            Name                          Exercise(#)     Realized     Unexercisable             Unexercisable
            ----                          -----------     --------     -------------             -------------
Thomas M. Fitzgerald,
  Chairman.............................      --            --       150,000/405,000             --/$171,063
Loren G. Peterson,
  President and Chief Executive
  Officer..............................      --            --       40,000/515,000              --/$75,063
David A. Byron,
  Executive Vice President,
  Scientific Affairs...................      --            --       40,000/465,000              --/$48,563
Carl F. Siekmann,
  Executive Vice President,
  Corporate Development................      --            --       40,000/465,000              --/$48,563
Judy Roeske - Bullock,
  former Vice President, Finance   &
  Administration,
  Chief Financial Officer..............      --            --          25,000/--                 $9,375/--

-------------------
(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 1998 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the closing sale price of Common Stock of $2.375 per share reported on the American Stock Exchange for December 31, 1998. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

BOARD OF DIRECTORS COMPENSATION

                  The Company does not currently compensate directors who are also executive officers of the Company or directors who are employees of the Company's alliance partners for their service on the Board of Directors. Under current Company policy, each non-employee Director of the Company receives a fee of $750 for each Board meeting attended and $400 for each Board committee meeting attended. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, all Section 16(a) forms that were required to be filed during the fiscal year ended December 31, 1998 were filed in compliance with the applicable requirements of Section 16(a) except as follows: Form 3's were filed late for each of Todd C. Davis and George R. Griffiths.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  The compensation of the Company's senior management is determined by a Compensation Committee, presently consisting of, Digby W. Barrios and John M. Bailey. None of the members of the Compensation Committee is an executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The voting securities of the Company outstanding on March 19, 1999 consisted of 27,083,419 shares of Common Stock. The following table sets forth information concerning ownership of the Company's Common Stock, as at March 19, 1999, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock.


               Beneficial Owner(1)           Shares            Percent Of
               -------------------         Beneficially        Outstanding
                                             Owned(2)         Common Stock(2)
                                             --------         ---------------

Elan International Services, Ltd......     14,868,216(3)          39.8%
Inpharzam International S.A...........      2,646,153(4)           9.8%
Thomas M. Fitzgerald..................        166,597(5)           *
Loren G. Peterson.....................        301,000(6)           1.1%
David A. Byron........................        285,500(7)           1.1%
Carl F. Siekmann......................        287,000(8)           1.1%
John M. Bailey........................        100,000(9)           *
Digby W. Barrios......................        45,000(10)           *
George R. Griffiths...................      2,646,153(11)          9.8%
Todd C. Davis.........................     14,893,216(12)         39.9%
All Directors and Executive
  Officers as a Group.................       18,724,466           49.4%

--------------------
* Less than 1%.

(1) The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.
(2) Calculations assume that all options and warrants held by each director, director nominee and executive officer and exercisable within 60 days after March 19, 1999 have been exercised.
(3) Based solely upon the Company's internal records of issuances of Common Stock and convertible securities to Elan International Services, Ltd. Includes 10,296,788 shares of Common Stock issuable upon exercise of warrants and conversion of Series C Cumulative Convertible Preferred Stock and Convertible Promissory Note. The address of Elan International Services, Ltd. is 102 St. James Court, Flatts, Smiths Parish FLO4, Bermuda
(4)      Based  solely  upon  information  in  the  Schedule  13D  of  Inpharzam
         International S.A. dated June 15, 1998 filed with the Securities and Exchange Commission. The address of Inpharzam International S.A. set forth in such Schedule 13D is Via Industria 1, 6814 Cadempino, Switzerland.
(5) Includes 150,000 shares of common stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Mr. Fitzgerald's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.

(6) Includes 80,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. 4000 of these shares are held by Mr. Peterson as custodian for the benefit of his children. Mr. Peterson disclaims beneficial ownership of such shares. Mr. Peterson's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.
(7) Includes 80,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Mr. Byron's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.
(8) Includes 80,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Mr. Siekmann's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, Suite 270, St. Louis, Missouri 63017.
(9) Includes 100,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Mr. Bailey's address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.
(10) Includes 40,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Mr. Barrios' address is c/o Sheffield Pharmaceuticals, Inc., 425 South Woodsmill Road, St. Louis, Missouri 63017.
(11) Includes 2,646,153 shares held by Inpharzam International S.A. Mr. Griffiths, an officer of Zambon Corporation, an affiliate of Inpharzam International S.A., disclaims any beneficial ownership interest in such shares. Mr. Griffths address is c/o Zambon Corporation, One Meadowland Plaza, East Rutherford, New Jersey 07073.
(12) Includes 25,000 of Common Stock issuable upon exercise of options exercisable within 60 days after March 19, 1999. Also includes 4,571,428 shares held by Elan International Services, Ltd. and 10,011,075 shares of Common Stock issuable upon exercise of warrants and conversion of Series C Cumulative Convertible Preferred Stock and Convertible Promissory Note. Mr. Davis, an employee of Elan Pharmaceutical Research Corporation, an affiliate of Elan International Services Ltd., a Bermuda corporation, disclaims any beneficial ownership interest in such shares. Mr. Davis' address is c/o Elan Pharmaceuticals Research Corp., 1300 Gould Drive, Gainesville, GA 30504.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                  In December 1997, the Company entered into a severance agreement with Douglas R. Eger, a former Director and executive officer of the Company, pursuant to which Mr. Eger resigned as an employee of the Company. The severance agreement provided, among other things, for the principal amount of an $80,000 loan by the Company to Mr. Eger (the "Eger Loan") to be paid in six equal quarterly installments commencing on September 30, 1998, with all remaining principal and interest being paid in full on December 31, 1999, a severance payment of $135,000 payable in six equal installments of $22,500 each, with $2,500 of each such installment being applied to repay Mr. Eger's obligations under the Eger Loan, and the grant by Mr. Eger of a security interest in 30,000 shares of the Company's common stock to secure his obligations under the Eger Loan. During 1998, $15,000 of principal payments were applied to the Eger Loan. Pursuant to the Eger severence agreement, the Company was required to forgive the unpaid balance of $65,000 during 1998 when the Company was unable to make timely severance payments to Mr. Eger.

                  In February 1998, the Company entered into an agreement (the "Engagement Agreement") with an unaffiliated individual pursuant to which such individual was retained by the Company to facilitate an alliance with Zambon. Pursuant to the Engagement Agreement, the Company agreed to pay such individual a fee of between 2.5% and 4.0% of any equity investment or other financing received from Zambon. The Company also agreed to issue such individual warrants to purchase 150,000 shares of the Company's common stock at 125% of market price for a financing of $7.5 million or greater, with such warrants to be prorated proportionally on financing of a lesser amount. The Engagement Agreement also required the Company pay such individual a fee of 5.0% of amounts actually received by the Company from Zambon attributable to marketing or other rights to the Company's MSI system (net of any third party royalty obligations). Douglas
R. Eger, a former officer and director of the Company, advised the Company that he was entitled to receive a portion of the fees payable by the Company to the individual who is the Company's counterparty to the Engagement Agreement. In June 1998, the Company formed a strategic alliance with Zambon for the worldwide development and commercialization of drugs to treat respiratory disease in the Company's MSI system. In connection with the Zambon transaction and pursuant to the Engagement Agreement, the Company paid its counterparty to the Engagement Agreement $86,000.

                  During the period January 1, 1998 through April 30, 1998 certain executive officers provided funds for use by the Company in excess of $60,000 in the aggregate. These funds were comprised of short-term notes having a 7% annual interest rate, unpaid salaries and unreimbursed expenses. The largest aggregate amounts due to certain executives during this period are as follows: Loren G. Peterson, $85,923; David A. Byron, $80,343; and Carl F. Siekmann, $75,474. As of December 31, 1998 all outstanding balances of these short-term notes and the unreimbursed expenses had been paid in full.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following Financial Statements are included:
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 1998 and 1997
                  Consolidated  Statements of  Operations  for
                  the years ended December 31, 1998,  1997 and
                  1996 and for the  period  October  17,  1986
                  (inception) to
                      December, 31 1998
                  Consolidated   Statements  of  Stockholders'
                     Equity (net capital  deficiency)  for the
                     period from October 17, 1986  (inception)
                     to December 31, 1998
                  Consolidated  Statements  of Cash  Flows for
                      the years ended December 31, 1998,  1997
                      and 1996 and for the period from October
                      17, 1986  (inception)  to  December  31,
                      1998
                  Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

                           All financial statement schedules are omitted because
they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits:


NO.                                                                    REFERENCE

3.1                Certificate  of  Incorporation  of the Company,  as
                   amended                                                  (10)

3.2                By-Laws of the Company                                    (4)

4.1                Form of Common Stock Certificate                          (2)

4.2 Certificate of Designation defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series A
                   Cumulative  Convertible  Redeemable Preferred Stock       (7)

4.3 Certificate of Designations defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series B
                   Cumulative  Convertible  Redeemable Preferred Stock      (11)

4.4 Certificate of Designations defining the powers, designations, rights, preferences, limitations and restrictions applicable to the Company's Series C Cumulative Convertible Redeemable Preferred Stock
                   (10)

10.6               Employment  Agreement  dated  as of  June  6,  1996
                   between the Company and Thomas M. Fitzgerald              (3)

10.6.5             Employment  Agreement dated as of November 16, 1998
                   between the Company and Scott Hoffmann                    (1)

10.6.6             Employment  Agreement dated as of November 17, 1997
                   between the Company and Judy Roeske-Bullock              (14)

10.7               Agreement of Sublease dated as of November 17, 1995
                   between the Company and Brumbaugh  Graves Donohue &
                   Raymond  relating to 30  Rockefeller  Plaza,  Suite
                   4515, New York, New York                                  (2)

10.8               1993 Stock Option Plan, as amended                        (1)

10.9               1993 Restricted Stock Plan, as amended                    (2)

10.10              1996 Directors Stock Option Plan                          (7)

10.11              Agreement  and Plan of Merger  among  the  Company,
                   Camelot Pharmacal, L.L.C., David A. Byron, Loren G.
                   Peterson and Carl Siekmann dated April 25, 1997           (6)

10.12              Employment  Agreement  dated as of April  25,  1997
                   between the Company and David A. Byron                    (6)

10.13              Employment  Agreement  dated as of April  25,  1997
                   between the Company and Loren G. Peterson                 (6)

10.14              Employment  Agreement  dated as of April  25,  1997
                   between the Company and Carl Siekmann                     (6)

10.15              Form of the Company's 6%  Convertible  Subordinated
                   Debentures due September 22, 2000.                        (8)

10.16              Lease  dated  August  18,  1997  between  Corporate
                   Center,  L.L.C.  and the  Company  relating  to the
                   lease of office space in St. Louis, Missouri.             (5)

10.17              Assignment  and  License   Agreement  dated  as  of
                   December 3, 1997 between  1266417  Ontario  Limited
                   and Ion  Pharmaceuticals,  Inc.  (portions  of this
                   exhibit were omitted and were filed separately with
                   the Securities  Exchange Commission pursuant to the
                   Company's   application   requesting   confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated under the Securities Exchange Act of
                   1934, as amended).                                        (9)

10.18              Sub-License  Agreement dated as of December 3, 1997
                   between    1266417    Ontario   Limited   and   Ion
                   Pharmaceuticals,  Inc.  (portions  of this  exhibit
                   were omitted and were filed separately with the Securities Exchange Commission pursuant to the
                   Company's   application   requesting   confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated under the Securities Exchange Act of
                   1934, as amended).                                        (9)

10.19              Form  of  Sublicense  and   Development   Agreement
                   between   Sheffield   Pharmaceuticals,   Inc.   and
                   Inpharzam  International,  S.A.  (portions  of this
                   exhibit were omitted and were filed separately with
                   the Securities and Exchange  Commission pursuant to
                   the Company's application  requesting  confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated under the Securities Exchange Act of
                   1934, as amended).                                       (12)

10.20              Securities Purchase Agreement, dated as of June 30,
                   1998,  by and  between  Sheffield  pharmaceuticals,
                   Inc. and Elan International  Services,  Ltd., which
                   includes the  Certificate of Designations of Series
                   C  Convertible  Preferred  Stock as  Exhibit B. The
                   Company agreed to furnish the disclosure  schedules
                   as well as  Exhibits A and C,  which  were  omitted
                   from this filing,  to the  Commission  upon request
                   (portions  of this  exhibit  were  omitted and were
                   filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities
                   Exchange Act of 1934, as amended).                       (13)

10.21              Systemic Pulmonary Delivery, Ltd. Joint Development
                   and Operating  Agreement  dated as of June 30, 1998
                   among Systemic Pulmonary Delivery,  Ltd., Sheffield
                   Pharmaceuticals,   Inc.   and  Elan   International
                   Services,   Ltd.  (portions  of  this  exhibit were
                   omitted   and  were  filed   separately   with  the
                   Securities and Exchange  Commission pursuant to the
                   Company's   application   requesting   confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated  under the  Securities  Exchange Act of
                   1934, as amended).                                       (13)

10.22              License and  Development  Agreement  dated June 30,
                   1998 between  Sheffield  Pharmaceuticals,  Inc. and
                   Systemic   Pulmonary   Delivery,   Ltd.   and  Elan
                   Corporation  plc.  (portions  of this  exhibit were
                   omitted   and  were  filed   separately   with  the
                   Securities and Exchange  Commission pursuant to the
                   Company's   application   requesting   confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated  under the  Securities  Exchange Act of
                   1934, as amended).                                       (13)

10.23              License and  Development  Agreement  dated June 30,
                   1998 between Systemic Pulmonary Delivery,  Ltd. and
                   Sheffield    Pharmaceuticals,    Inc.    and   Elan
                   Corporation,  plc.  (portions  of this exhibit were
                   omitted   and  were  filed   separately   with  the
                   Securities and Exchange  Commission pursuant to the
                   Company's  application  requesting  Rule  24b-2  as
                   promulgated  under the  Securities  Exchange Act of
                   1934, as amended).                                       (13)

10.24              License and  Development  Agreement  dated June 30,
                   1998  between  Elan  Corporation,  plc and Systemic
                   Pulmonary    Delivery,     Ltd.    and    Sheffield
                   Pharmaceuticals,  Inc.  (portions  of this  exhibit
                   were omitted and were filed separately with the Securities and Exchange Commission pursuant to the
                   Company's   application   requesting   confidential
                   treatment   in   accordance   with  Rule  24b-2  as
                   promulgated  under the  Securities  Exchange Act of
                   1934, as amended).                                       (13)

21                 Subsidiaries of Registrant                                (1)

23.1               Consent of Ernst & Young LLP                              (1)

27                 Financial Data Schedule                                   (1)

-----------------------
(1)               Filed herewith.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-38327) filed with the Securities and Exchange Commission on October 21, 1997.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1997.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission.
(11) Incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8-K, dated April 17, 1998, filed with the Securities and Exchange Commission.
(12) Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, dated June 22, 1998, filed with the Securities and Exchange Commission.
(13) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, dated July 16, 1998, filed with the Securities and Exchange Commission.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHEFFIELD PHARMACEUTICALS, INC.

Dated: March 23, 1999              /S/ Loren G. Peterson
                                   ---------------------------------------
                                   Loren G. Peterson
                                   President and Chief Executive Officer


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



      Signature                   Title                        Date

   /S/ Thomas M. Fitzgerald   Chairman and Director            March 23, 1999
---------------------------
Thomas M. Fitzgerald

   /S/ Loren G. Peterson      Director, President and Chief    March 23, 1999
------------------------      Executive Officer
Loren G. Peterson

   /S/ John M. Bailey         Director                         March 23, 1999
---------------------
John M. Bailey

   /S/ Digby W. Barrios       Director                         March 23, 1999
-----------------------
Digby W. Barrios

   /S/ Todd C. Davis          Director                         March 23, 1999
--------------------
Todd C. Davis

   /S/ George R. Griffiths    Director                         March 23, 1999
--------------------------
George R. Griffiths

   /S/ Scott A. Hoffmann      Vice President, Chief            March 23, 1999
------------------------      Financial Officer,
Scott A. Hoffmann             Treasurer and Secretary
                              (Chief Financial and
                               Chief Accounting Officer)

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents


                                                                            PAGE


Reports of Independent Auditors .............................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-3

Consolidated  Statements of  Operations for the
three years in the period ended December 31, 1998
and for the period from October 17, 1986
(inception) to December 31, 1998 ............................................F-4

Consolidated Statements of Stockholders' Equity
(Net Capital Deficiency) for the period from October 17, 1986
(inception) to December 31, 1998 ............................................F-5

Consolidated  Statements  of Cash Flows for
the three years in the period ended December 31, 1998
and for the period from October 17, 1986 (inception)
to December 31, 1998.........................................................F-6

Notes to Consolidated Financial Statements ..................................F-7

                         Report of Independent Auditors



The Board of Directors and Stockholders
Sheffield Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sheffield Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998 and for the period October 17, 1986 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sheffield Pharmaceuticals, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 and the period from October 17, 1986 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Sheffield Pharmaceuticals, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has generated only minimal operating revenue, has incurred recurring operating losses and will require additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ernst & Young LLP
St. Louis, Missouri
March 11, 1999

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                    Assets                                                                                December 31,
                                                                                                       1998          1997
                                                                                                       ----          ----
Current assets:
                  Cash and cash equivalents ....................................................  $  2,456,290   $    393,608
                  Marketable equity security ...................................................       127,774           --
                  Loan receivable - former officer .............................................          --           80,000
                  Prepaid expenses and other current assets ....................................        39,035         47,378
                                                                                                  ------------   ------------
                                    Total current assets .......................................     2,623,099        520,986
                                                                                                  ------------   ------------


Property and equipment:
                  Laboratory equipment .........................................................       317,032        185,852
                  Office equipment .............................................................       175,062        142,562
                  Leasehold improvements .......................................................         1,323           --
                                                                                                  ------------   ------------
                                Total at cost ..................................................       493,417        328,414
                  Less accumulated depreciation and amortization ...............................      (253,995)      (185,201)
                                                                                                  ------------   ------------
                                    Property and equipment, net ................................       239,422        143,213
                                                                                                  ------------   ------------

Other assets ...................................................................................          --           25,738
                                                                                                  ------------   ------------

                  Total assets .................................................................  $  2,862,521   $    689,937
                                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
                  Accounts payable and accrued liabilities .....................................  $    615,138   $    887,782
                  Sponsored research payable ...................................................       449,805        470,768
                  Note payable - related party .................................................       101,323           --
                                                                                                  ------------   ------------
                                    Total current liabilities ..................................     1,166,266      1,358,550

Convertible promissory note ....................................................................     1,000,000           --
6% convertible subordinated debenture ..........................................................          --        1,551,000
Other long-term liabilities ....................................................................        41,050         28,875
Series A cumulative  convertible  redeemable  preferred  stock,  $.01 par value, authorized 40,000 shares; 0 and 25,000 shares issued and outstanding
       December 31, 1998 and 1997, respectively ................................................          --        2,468,263
Commitments and contingencies ..................................................................          --             --
                                                                                                  ------------   ------------
                Total liabilities ..............................................................     2,207,316      5,406,688

Stockholders' equity (net capital deficiency):
                  Preferred stock, $.01 par value, authorized 3,000,0000 shares:
                         Series C cumulative convertible preferred stock, authorized 23,000 shares; 11,914 and 0 shares issued and outstanding at
                                December 31, 1998 and 1997, respectively .......................           119           --
                  Common stock, $.01 par value, authorized 50,000,000 shares;
                        issued and outstanding, 27,058,419 and 12,649,539 shares at
                        December 31, 1998 and 1997, respectively ...............................       270,584        126,495
                  Notes receivable in connection with sale of stock ............................       (10,000)       (72,600)
                  Additional paid-in capital ...................................................    55,773,491     31,386,644
                  Other comprehensive income (loss) ............................................      (222,226)          --
                  Deficit accumulated during development stage .................................   (55,156,763)   (36,157,290)
                                                                                                  ------------   ------------
                            Total stockholders' equity (net capital deficiency) ................       655,205     (4,716,751)
                                                                                                  ------------   ------------


Total liabilities and stockholders' equity (net capital deficiency) ............................  $  2,862,521   $    689,937
                                                                                                  ============   ============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                     Consolidated Statements of Operations
    For the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 17, 1986 (inception) to December 31, 1998

                                                                                                                        October 17,
                                                                                                                           1986
                                                                                                                        (inception)
                                                                                  Years Ended December 31,                  to
                                                                                  ------------------------             December 31,
                                                                         1998             1997             1996            1998
                                                                         ----             ----             ----            ----
Revenues:
   Sublicense revenue ..........................................    $    350,000     $    500,000     $    510,000     $  1,360,000
   Interest income .............................................          60,273           56,914          163,664          514,100
                                                                    ------------     ------------     ------------     ------------

        Total revenues .........................................         410,273          556,914          673,664        1,874,100

Expenses:
   Acquisition of research and development in-process
   technology
                                                                      13,325,000        1,650,000             --         14,975,000
   Research and development ....................................       2,351,301        3,729,193        3,841,818       21,603,690
   General and administrative ..................................       3,043,070        4,627,567        3,831,204       19,565,329
   Interest ....................................................         251,363           39,292            9,531          411,118
                                                                    ------------     ------------     ------------     ------------

        Total expenses .........................................      18,970,734       10,046,052        7,682,553       56,555,137
                                                                    ------------     ------------     ------------     ------------

Loss before extraordinary item .................................     (18,560,461)      (9,489,138)      (7,008,889)     (54,681,037)
Extraordinary item .............................................            --               --               --             42,787
                                                                    ------------     ------------     ------------     ------------

Net loss .......................................................    $(18,560,461)    $ (9,489,138)    $ (7,008,889)    $(54,638,250)
                                                                    ============     ============     ============     ============

Accretion of mandatorily redeemable preferred stock ............         (23,900)         (79,500)            --           (103,400)
                                                                    ------------     ------------     ------------     ------------

Net loss - attributable to common shares .......................    $(18,584,361)    $ (9,568,638)    $ (7,008,889)    $(54,741,650)
                                                                    ============     ============     ============     ============

Weighted average common shares outstanding-basic ...............      21,931,040       11,976,090       10,806,799        6,336,589

Net loss per share of common stock - basic:
    Loss before extraordinary item .............................    $      (0.85)    $      (0.80)    $      (0.65)    $      (8.63)
    Extraordinary item .........................................            --               --               --                .01
                                                                    ------------     ------------     ------------     ------------
    Net loss per share .........................................    $      (0.85)    $      (0.80)    $      (0.65)    $      (8.62)
                                                                    ============     ============     ============     ============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
      For the Period from October 17, 1986 (Inception) to December 31, 1998

                                                                     Notes
                                                                   receivable                             Deficit         Total
                                                                       in                     Other     accumulated    stockholders'
                                                                   connection   Additional comprehensive  during        equity (net
                                           Preferred   Common       with sale    paid-in     income      development      capital
                                             Stock      Stock       of Stock     Capital     (loss)        Stage        Deficiency)
                                             -----      -----       --------     -------     ------        -----        -----------


Balance at October 17, 1986 ................  $--    $      --      $   --     $     --     $    --      $      --      $     --
Common stock issued ........................   --     11,315,985        --       9,981,141       --             --       21,297,126
Reincorporation in Delaware at
     $.01 par value ........................   --    (11,220,369)       --      11,220,369       --             --             --
Common stock options issued ................   --           --          --          75,000       --             --           75,000
Net loss ...................................   --           --          --            --         --      (19,579,763)   (19,579,763)
                                              ----  ------------   ---------   -----------  ---------   ------------   ------------

Balance at December 31, 1995 ...............   --         95,616        --      21,276,510       --      (19,579,763)     1,792,363
Common stock issued ........................   --         18,267        --       7,043,328       --             --        7,061,595
Common stock subscribed ....................   --           --      (110,000)         --         --             --         (110,000)
Comprehensive income (loss):
       Unrealized loss on
         marketable securities .............   --           --          --            --      (39,232)          --          (39,232)
       Net loss ............................   --           --          --            --         --       (7,008,889)    (7,008,889)
                                                                                                                       ------------
Comprehensive income (loss) ................   --           --          --            --         --             --       (7,048,121)
                                              ----  ------------   ---------   -----------  ---------   ------------   ------------

Balance at December 31, 1996 ...............   --        113,883    (110,000)   28,319,838    (39,232)   (26,588,652)     1,695,837
Issuance of common stock in
     connection with acquisition
     of Camelot Pharmacal, L.L.C ...........   --          6,000        --       1,644,000       --             --        1,650,000
Common stock issued ........................   --          6,612      37,400     1,041,750       --             --        1,085,762
Common stock options and
     warrants issued .......................   --           --          --         165,868       --             --          165,868
Common stock options extended ..............   --           --          --         215,188       --             --          215,188
Accretion of issuance costs for
     Series A preferred stock ..............   --           --          --            --         --          (79,500)       (79,500)
Comprehensive income (loss):
     Unrealized gain on
       marketable securities ...............   --           --          --            --       39,232           --           39,232
     Net loss ..............................   --           --          --            --         --       (9,489,138)    (9,489,138)
                                                                                                                       ------------
Comprehensive income (loss) ................   --           --          --            --         --             --       (9,449,906)
                                              ----  ------------   ---------   -----------  ---------   ------------   ------------

Balance at December 31, 1997 ...............   --        126,495     (72,600)   31,386,644       --      (36,157,290)    (4,716,751)
Common stock issued ........................   --        144,089      62,600    12,472,966       --             --       12,679,655
Series C preferred stock issued ............   115          --          --      11,499,885       --             --       11,500,000
Series C preferred stock dividends .........     4          --          --         413,996       --         (415,112)        (1,112)
Accretion of issuance costs for
      Series A preferred stock .............   --           --          --            --         --          (23,900)       (23,900)
Comprehensive income (loss):
     Unrealized loss on
       marketable securities ...............   --           --          --            --     (222,226)          --         (222,226)
     Net loss ..............................   --           --          --            --         --      (18,560,461)   (18,560,461)
                                                                                                                       ------------
Comprehensive income (loss) ................   --           --          --            --         --             --      (18,786,687)
                                              ----  ------------   ---------   -----------  ---------   ------------   ------------

Balance at December 31, 1998 ...............  $119  $    270,584   $ (10,000)  $55,773,491  $(222,226)  $(55,156,763)  $    655,205
                                              ====  ============   =========   ===========  =========   ============   ============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements Of Cash Flows

  For the Years Ended December 31, 1998, 1997 and 1996 and for the Period from
               October 17, 1986 (Inception) to December 31, 1998

                                                                                                                    October 17, 1986
                                                                                                                     (inception) to
                                                                                   Years Ended December 31,          December 31,
                                                                             1998          1997          1996           1998
                                                                             ----          ----          ----           ----
Cash outflows from development stage activities and
   extraordinary gain:  Loss before extraordinary item ................  $(18,560,461)  $(9,489,138)  $(7,008,889)  $(54,681,037)
         Extraordinary gain on extinguishment of debt .................          --            --            --           42,787
                                                                         ------------   -----------   -----------   ------------
         Net loss .....................................................   (18,560,461)   (9,489,138)   (7,008,889)   (54,638,250)
                                                                         ------------   -----------   -----------   ------------
Adjustments to reconcile net loss to net cash used by development stage activities:
     Issuance of common stock, stock options/warrants for services ....       359,913       381,056       640,762      2,281,973
     Non-cash interest income .........................................          (670)         --            --             (670)
     Non-cash interest expense ........................................        64,844        28,875          --          143,717
     Non-cash acquisition of research and development in process technology
                                                                                 --       1,650,000          --        1,650,000
     Issuance of common stock for license .............................          --            --            --            5,216
     Securities acquired under sublicense agreement ...................      (350,000)         --        (500,000)      (850,000)
     Issuance of common stock for intellectual property rights ........          --            --            --          866,250
     Depreciation and amortization ....................................        68,794        84,584        71,652        393,219
     Increase in debt issuance and organizational costs ...............          --            --            --          (77,834)
     Loss realized on sale of marketable securities ...................          --         324,915          --          324,915
     Decrease (increase) in prepaid expenses & other current assets ...         8,343        (3,403)      109,810        (98,076)
     Decrease in other assets .........................................        25,738        14,278        44,354         59,041
     Increase (decrease) in accounts payable, accrued liabilities .....      (279,264)      440,817       245,680         31,448
     Increase (decrease) in sponsored research payable ................       (20,963)     (109,389)      352,755      1,026,875
                                                                         ------------   -----------   -----------   ------------
Net cash used by development stage activities .........................   (18,683,726)   (6,677,405)   (6,043,876)   (48,882,176)
                                                                         ------------   -----------   -----------   ------------

Cash flows from investing activities:
     Proceeds on sale of marketable securities ........................          --         175,085          --          175,085
     Acquisition of laboratory and office equipment, and leasehold
         improvements .................................................      (131,772)      (53,543)      (51,136)      (449,124)
     Decrease (increase) in segregated cash ...........................          --          75,000       (75,000)          --
     Increase in notes receivable in connection with sale of stock ....          --            --        (240,000)      (240,000)
     Decrease (increase) in loan receivable - former officer ..........        80,000       (80,000)         --             --
     Payments of notes receivable .....................................        52,200        37,400       130,000        219,600
     Purchase of Camelot Pharmacal, L.L.C., net cash acquired .........          --         (46,687)         --          (46,687)
                                                                         ------------   -----------   -----------   ------------
Net cash provided (used) by investing activities ......................           428       107,255      (236,136)      (341,126)
                                                                         ------------   -----------   -----------   ------------

Cash flows from financing activities:
     Principal payments under capital lease ...........................        (4,020)      (50,925)      (21,528)       (76,473)
     Proceeds from notes payable - related party ......................       150,000          --            --          150,000
     Repayments of notes payable - related party ......................       (50,000)         --            --          (50,000)
     Proceeds from issuance of convertible notes ......................     1,000,000          --            --        1,000,000
     Conversion of convertible, subordinated notes ....................          --            --            --          749,976
     Proceeds from issuance of convertible debenture ..................          --       1,750,000          --        2,300,000
     Proceeds from issuance of common stock ...........................     8,150,000          --            --       21,418,035
     Proceeds from issuance of preferred stock ........................    12,750,000     3,284,812          --       16,034,812
     Redemption of preferred stock ....................................    (1,250,000)         --            --       (1,250,000)
     Proceeds from exercise of warrants/stock options .................          --            --       6,420,834     11,402,158
                                                                         ------------   -----------   -----------   ------------
Net cash provided by financing activities .............................    20,745,980     4,983,887     6,399,306     51,678,508
                                                                         ------------   -----------   -----------   ------------

Net increase (decrease) in cash and cash equivalents ..................     2,062,682    (1,586,263)      119,294      2,455,206
Cash and cash equivalents at beginning of period ......................       393,608     1,979,871     1,860,577          1,084
                                                                         ------------   -----------   -----------   ------------
Cash and cash equivalents at end of period ............................  $  2,456,290   $   393,608   $ 1,979,871   $  2,456,290
                                                                         ============   ===========   ===========   ============

Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services .....  $    359,913   $   381,056   $   640,762   $  2,281,973
     Common stock redeemed in payment of notes receivable .............        10,400          --            --           10,400
     Acquisition of research and development in-process
technology
                                                                                 --       1,650,000          --        1,655,216
     Common stock issued for intellectual property rights .............          --            --            --          866,250
     Common stock issued to retire debt ...............................          --            --            --          600,000
     Common stock issued to redeem convertible securities .............     4,019,263     1,334,105          --        5,353,368
     Securities acquired under sublicense agreement ...................       350,000          --         500,000        850,000
     Equipment acquired under capital lease ...........................        49,231          --          72,453        121,684
     Notes payable converted to common stock ..........................          --            --            --          749,976
     Stock dividends ..................................................       596,195       182,352          --          778,547

Supplemental disclosure of cash flow information:  Interest paid ......  $    186,519   $    10,417   $     9,531   $    267,401

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998, 1997 and 1996


1.            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                        Sheffield Medical  Technologies  Inc.  ("Sheffield") was
incorporated under Canadian law in October 1986. In May 1992, the Company became domesticated as a Wyoming Corporation pursuant to a "continuance" procedure under Wyoming law. In January 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. In June 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. As part of an agreement with Elan Corporation, plc, ("Elan") on June 30, 1998, Systemic Pulmonary Delivery, Ltd. ("SPD") was formed as a wholly owned subsidiary of the Company. At that time, SPD acquired the Company's rights to the systemic applications of the Metered Solution Inhaler ("MSI") and acquired Elan's rights to certain pulmonary delivery technologies. Unless the context requires otherwise, Sheffield, Ion, CP and SPD are referred herein to as "the Company." All significant intercompany transactions are eliminated in consolidation.

                        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1999 is dependent upon obtaining additional funding. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   SIGNIFICANT ACCOUNTING POLICIES

                        CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

                        MARKETABLE SECURITIES - Marketable securities generally consist of investments that can be readily purchased or sold using established markets. The Company's securities, which are classified as available-for-sale, are carried at market with unrealized gains and losses reported as a separate component of other comprehensive income within stockholders' equity.

                        PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three or five year periods for leasehold improvements and office equipment, and five years for laboratory equipment. Assets under capital leases, consisting of office equipment, are amortized over the lesser of the useful life or the applicable lease terms.

                        RESEARCH AND DEVELOPMENT COSTS - Research and development costs ("R & D costs") are expensed as incurred, except for fixed assets to which the Company has title, which are capitalized and depreciated over their estimated useful lives.

                        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts payable, sponsored research payable and notes payable approximates fair value.

                        BASIC NET LOSS PER SHARE OF COMMON STOCK - Basic net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Basic net loss per share is based upon the weighted average common stock outstanding during each year. Potentially dilutive securities such as stock options, warrants, convertible debt and preferred stock, have not been included in any years presented as their effect is antidilutive. The effect of adoption of SFAS No. 128 had no financial impact, and accordingly, no restatement of loss per share for prior years was necessary.

                        USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair value method of accounting for stock options and similar equity instruments. As permitted by SFAS 123, the Company continues to account for such transactions under Accounting Principal Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and has disclosed in a note to the financial statements pro forma net loss and earnings per share as if the Company had applied the fair value method of accounting for its stock-based awards. Under APB 25, no expense is generally recognized at the time of option grant because the exercise price of the Company's employee stock option equals or exceeds the fair market value of the underlying common stock on the date of grant.

                        IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. In accordance with SFAS No. 130, the Company has changed the format of its consolidated statements of stockholders' equity to present comprehensive income. Other comprehensive income or loss shown in the consolidated statements of stockholders' equity at December 31, 1998, 1997 and 1996 is solely comprised of unrealized gains or losses on marketable securities. The unrealized gain on marketable securities during 1997 includes reclassification adjustments for $324,915 of losses realized in income from the sale of the securities.

                        In 1998, the Company also adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has no reportable segments as defined by SFAS No. 131.

3.            ACQUISITION

                        On April 25, 1997, the Company completed its acquisition of Camelot Pharmacal, L.L.C., ("Camelot") a newly formed, privately held Missouri limited liability company focusing on the development of specialty pharmaceuticals. The purchase price consisted of 600,000 shares of the Company's Common Stock (valued at $2.75 per share) and the assumption of certain liabilities in excess of tangible assets acquired of $8,262 (see Note 5). The transaction was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities assumed have been recorded at their estimated fair market values at the date of acquisition. Since technological feasibility of the in-process research and development costs have not yet been established and the technology had no alternative future use at the acquisition date, the in-process research and development costs of $1,650,000 were immediately written-off and included in the results of operations as a non-recurring charge for the year ended December 31, 1997. Camelot had no revenue and minimal operating losses for the period ended April 24, 1997 and therefore proforma disclosure has not been included.

4.            LEASES

                        The Company leases its office space and certain equipment under noncancelable operating and capital leases that expire at various dates through 2003. During 1998, the Company entered into an equipment lease that qualifies as a capital lease. At December 31, 1998, assets held under capital leases consisting of office equipment were $41,026, net of accumulated amortization of $8,205. Future minimum lease payments under capital and operating leases at December 31, 1998 are as follows:

                                                 Capital         Operating
                                                 Leases            Leases
                                                 ------            ------

   1999.......................................   $9,375          $129,452
   2000.......................................    9,375           121,351
   2001.......................................    9,375           115,997
   2002.......................................    9,375            78,364
   2003.......................................    1,563                --
                                                 ------           -------
   Total minimum lease payments...............   39,063          $445,164
                                                                 ========
   Less amount representing interest..........   (9,854)
                                                -------
   Present   value   of  net
     minimum lease payments...................   29,209
   Less current maturities of capital
     lease obligations......................     (5,507)
                                                =======
   Capital lease obligations...............     $23,702
                                                =======

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        Rent expense relating to operating leases for the years ended December 31, 1998, 1997, 1996 and the period from October 17, 1986 (inception) to December 31, 1998 was $143,126, $190,584, and $147,104, and
$666,235, respectively.

5.            STOCKHOLDERS' EQUITY

                        The following table represents the issuance of Common Stock since the Company's incorporation:

                                                          Number of common
                                                            Shares Issued
                                                            -------------

          Date of incorporation                                  900,000
          Issued during year ended December 31, 1986             990,000
          Issued during year ended December 31, 1991             412,500
          Issued during year ended December 31, 1992             850,000
          Issued during year ended December 31, 1993           2,509,171
          Issued during year ended December 31, 1994           1,134,324
          Issued during year ended December 31, 1995           2,765,651
          Issued during year ended December 31, 1996           1,826,628
          Issued during year ended December 31, 1997           1,261,265
          Issued during year ended December 31, 1998          14,408,880
                                                              ----------

          Balance outstanding at December 31, 1998            27,058,419
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

                        Under the UGIF Technology Option Agreement (the "Option Agreement") dated November 11, 1992, and approved by the shareholders of the Company on December 2, 1993, the Company obtained an option from E/J Development Corporation d/b/a TechSource Development Corporation ("TechSource") to acquire an exclusive sublicense to the UGIF Technology in exchange for 300,000 shares of Common Stock of the Company (after taking into account a one-for-two reverse stock split effective on February 11, 1993). Mr. Douglas R. Eger, who was formerly Chairman of the Company, is a former 50% shareholder of TechSource. On January 10, 1994, TechSource assigned its right to receive 215,000 shares of Common Stock pursuant to the Option Agreement to Mr. Eger and assigned its right to receive 85,000 shares of Common Stock pursuant to the Option Agreement to Mr. A.M. Jenke, a former director and officer of the Company. Effective January 10, 1994, the Company issued such shares to Messrs. Eger and Jenke at approximately $0.02 per share (market value of $4.8125 per share) on January 10, 1994, at which time the Company recorded the estimated fair market value of $866,250 as an expense. Mr. Eger sold his interest in TechSource to Mr. Jenke in September 1994.

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

                        In April 1995, gross proceeds of $3,280,600 were received through the issuance of 410,075 units by private placement at a price of $8.00 per unit. Each such unit consisted of two shares of the Company's Common Stock and a warrant to purchase one share of Common Stock at a price of $5.00 at any time up until and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances and contain antidilutive provisions whereby the Common Stock to be purchased under the warrants and the related exercise price are adjusted to reflect the completion of certain stock transactions (see Note 6).

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        On January 23, 1995, SMT Investment Partnership ("SMT") made a 10% loan (the "SMT Loan") to the Company in the principal amount of $550,000 pursuant to a demand loan agreement (the "SMT Loan Agreement"). Under the terms of the SMT Loan Agreement, SMT could demand the payment in full of the SMT Loan at any time or December 31, 1996 whichever came first. To secure the Company's obligations under the SMT Loan Agreement, the Company granted SMT a security interest in substantially all of the Company's assets, which security interest has since been released. The note evidencing the SMT Loan (the "Original SMT Note") was exchanged pursuant to the terms of the SMT Loan Agreement for a new note (the "SMT Convertible Note") that permitted the holder to exchange the SMT Convertible Note (in whole or in part) into 200,000 shares of Common Stock. In addition, the SMT Loan Agreement required the Company upon issuance of the SMT Convertible Note to issue to SMT warrants (the "SMT Warrants") to acquire 200,000 shares of Common Stock at any time within five years after the date of issue for a price of $4.00 per share. The SMT Warrants are redeemable by the Company for $4.00 per share at any time after the price of the Common Stock exceeds an average of $6.00 per share for 20 business days. In addition, the SMT Warrants contain certain antidilutive provisions whereby the Common Stock to be purchased under the warrants and the related exercise price are adjusted to reflect the completion of certain transactions (see Note 6). SMT was granted certain registration rights with respect to the Common Stock issuable to SMT upon conversion of the SMT convertible Note and SMT Warrants. By letter dated June 1, 1995, SMT exercised its right to convert the SMT Convertible Note into 200,000 shares of Common Stock and subsequently assigned the right to such shares to an unaffiliated third party.

                        In July 1995, the Company completed a private placement of 1,375,000 units to accredited investors at a price of $4.00 per unit for gross proceeds of $5,500,000. Each such unit consists of one share of the Company's Common Stock and a warrant to purchase one share of Common Stock at a price of $4.50 at any time up until and including February 10, 2000. The warrants are redeemable by the Company under certain circumstances and contain certain antidilutive provisions whereby the Common Stock to be purchased under the warrants and the related exercise price are adjusted to reflect the completion of certain stock transactions (see Note 6).

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

                        On February 26, 1997, 35,700 shares of Series A Preferred Stock were issued pursuant to a private placement. Holders of Series A Preferred Stock have the right, exercisable commencing May 29, 1997 and ending February 28, 1999, to convert shares of Series A Preferred Stock into shares of Common Stock. The number of shares of Common Stock issuable upon conversion of Series A Preferred Stock is determined by reference to the lesser of (i) $3.31875 and (ii) 85% of the "current market price" per share of Common Stock, where "current market price" means, with certain exceptions, the average of the closing bid prices of Common Stock for the 10 consecutive trading days ending the last trading day before the applicable conversion date. Each share of Series A Preferred Stock earns a cumulative dividend payable in shares of Common Stock at a rate per share equal to 7.0% of the original $100 purchase price per share of the Series A Preferred Stock payable at the time of conversion. As of December 31, 1997, 25,000 shares of Series A Preferred Stock were outstanding. Between August 26, 1997 and December 31, 1997, 10,700 shares of Series A
Preferred stock, plus related accrued dividends, were converted into 44,769 shares of Common Stock. In 1998, the remaining balance of the Company's outstanding Series A Preferred Stock, plus related dividends payable, were converted to Common Stock, resulting in the issuance of 4,075,797 shares of Common Stock.

                        On April 25, 1997, Camelot, merged with and into CP Pharmaceuticals, Inc., a newly formed, wholly owned subsidiary of the Company. The principals of Camelot at the time of the merger were Loren G. Peterson, Carl
F. Siekmann and David A. Byron. Pursuant to the related agreement and plan of merger, Messrs. Peterson, Siekmann and Byron each received 200,000 shares of Common Stock. Following the consummation of the merger, each of Messrs. Peterson, Siekmann and Byron entered into employment agreements with Sheffield and received stock options providing each individual the right to purchase up to 400,000 shares of Common Stock (see Note 3).

                        On September 22, 1997, the Company consummated a private placement of $1,750,000 principal amount of its 6% Convertible Subordinated Debentures ("Debentures") due September 22, 2000. In addition, the Company granted the holder of the Debenture warrants to purchase 140,000 shares of the Company's Common Stock at $2.80 per share. A value of $115,500 was assigned to these warrants. The Debentures are convertible at the option of holders from December 22, 1997 until maturity, subject to certain limitations, into a number of shares of Common Stock equal to (i) the principal amount of the Debenture being so converted divided by (ii) 75% of the market price of the Common Stock as of the date of conversion. For purposes of any conversion of Debentures, "market price" generally means the average of the closing prices of the Common Stock for the five trading day period preceding the applicable conversion date. The Debentures also earn interest at a rate of 6.0% per annum that is payable by the Company, at the option of the holders and subject to certain conditions, in shares of its Common Stock at a conversion rate generally equal to the average of the closing prices of the Common Stock for the ten trading days preceding the applicable interest payment date. During 1998, the Debentures were converted to Common Stock resulting in the issuance of 2,925,941 shares of common stock.

                        On April 15, 1998, the Company issued 1,250 shares of its Series B Cumulative Convertible Redeemable Preferred Stock in a private placement for an aggregate purchase price of $1,250,000. In addition, the Holder of Series B Preferred Stock was issued warrants to acquire 300,000 shares of Common Stock at any time up until and including April 15, 2001 for a price of $1.00 per share. Each share of Series B Preferred Stock earns a cumulative dividend payable at a rate per share equal to 6% per annum. On July 31, 1998, the Company redeemed all of the Series B Preferred Stock and accrued dividends for cash.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        During 1998, the Company entered into an agreement with Zambon Group, SpA ("Zambon") of Milan, Italy, for a sublicense to the Company's proprietary MSI drug delivery system (see Note 8). Pursuant to an option agreement dated April 15, 1998, the Company issued 800,000 shares of Common Stock for $650,000 in cash. On June 15, 1998, the Company entered into the definitive agreement, resulting in the issuance of an additional 1,846,153 shares of Common Stock for $1,500,000.

                        On June 30, 1998, the Company issued 4,571,428 shares of Common Stock and 11,500 shares of Series C Cumulative Convertible Preferred
Stock, convertible into shares of Common Stock of the Company or of its wholly-owned subsidiary, SPD, for $17.5 million pursuant to a definitive agreement with Elan. The Series C Preferred Stock earns cumulative dividend payable in shares of Series C Preferred Stock at a rate of 7.0% on the stated value of each outstanding share of Series C Preferred Stock on the dividend date. Elan also received a warrant to purchase 990,000 shares of Common Stock of the Company exercisable from December 31, 1998 through January 30, 2005 at an exercise price of $2.00 per share. Under the terms of the agreement, the Company, through SPD, acquired certain pulmonary delivery technologies for the sum of $12.5 million in cash (see Note 8). All of the outstanding common stock of SPD is pledged to Elan during the term of the agreement. The net book value of SPD is $1.6 million as of December 31, 1998. During 1998, the Company issued stock dividends totaling 414 shares of Series C Preferred Stock and cash dividends for fractional shares of $1,112.


6.            STOCK OPTIONS AND WARRANTS

                        The 1993 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors in August 1992 and approved by the shareholders at the annual meeting in December 1993. An amendment to the Option Plan increasing the number of shares of Common Stock available for issuance thereunder from 3,000,000 shares to 4,000,000 shares received shareholder approval on July 15, 1998. The Option Plan permits the grant to employees and officers of the Company of both incentive stock options and non-statutory stock options. The Option Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom options will be granted and the terms thereof, including the exercise price, the number of shares subject to each option, and the exercisability of each option. The exercise price of all options for Common Stock granted under the Option Plan must be at least equal to the fair market value on the date of grant in the case of incentive stock options and 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options generally expire five to ten years from the date of grant and vest either over time or upon the Company's Common Stock attaining a set market price for a certain number of trading days. As of December 31, 1998, options available for grant under the Option Plan are 1,559,000.

                        The 1993 Restricted Stock Plan (the "Restricted Plan") was adopted by the Board of Directors in August 1992 and approved by the shareholders at the annual shareholders meeting in December 1993. The Restricted Plan authorized the grant of a maximum of 150,000 shares of Common Stock to key employees, consultants, researchers and members of the Company's Scientific Advisory Board. The Restricted Plan is administered by the Board of Directors or a committee of the Board, which determines the person to whom shares will be granted and the terms of such share grants. As of December 31, 1998, no shares have been granted under the Restricted Plan.

                        The 1996 Directors Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors and approved by the shareholders on June 20, 1996. Under the Directors Plan, the maximum aggregate number of shares which may be optioned and sold is 500,000 shares of Common Stock. The Directors Plan initially granted each eligible director 15,000 stock options. To the extent that shares remain available, any new directors shall receive the grant of an option to purchase 25,000 shares. To the extent that shares remain available under the Directors Plan, on January 1 of each year commencing January 1, 1997, each eligible director shall be granted an option to purchase 15,000 shares. The exercise price of all options granted under the Directors Plan shall be the fair market value at the date of the grant. Options generally expire five years from the date of grant. As of the December 31, 1998, there are 305,000 options available for grant under the Directors Plan.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        Transactions involving stock options and warrants are summarized as follows:

                                                  1998                       1997                              1996
                                       -------------------------     ------------------------     ----------------------------
                                                       Weighted                      Weighted                        Weighted
                                                       Average                       Average                         Average
                                       Common Stock    Exercise      Common Stock    Exercise     Common Stock       Exercise
                                         Options        Price         Options         Price        Options            Price
                                       ------------    -------       ------------    --------     -------            ---------
Outstanding, January 1, .............   4,781,290        3.65        3,033,755        4.49        4,164,834           4.02
    Granted .........................   3,162,910        1.81        3,683,039        3.92        1,014,922           5.52
    Expired .........................     283,504        4.48          327,500        3.18           70,000           3.77
    Exercised .......................        --          --               --          --          1,942,501           3.76
    Canceled ........................     180,500        5.64        1,608,004        4.11          133,500           4.53
    Revalued(1) .....................     430,640        --               --          --               --             --
                                        ---------        ----        ---------        ----        ---------           ----
Outstanding December 31, ............   7,910,836        2.55        4,781,290        3.65        3,033,755           4.49
                                        =========        ====        =========        ====        =========           ====
Exercisable at end of year ..........   5,028,336        2.71        2,900,290        3.88        2,094,833           4.75
                                        =========        ====        =========        ====        =========           ====


                        (1) Certain warrants issued by the Company during 1995 contain antidilutive provisions. These warrants total 615,325, and have exercise prices ranging from $4.00 to $5.00 per share. Pursuant to the antidilutive provisions of the warrants, the common shares to be purchased under the warrants were increased to 1,045,965 and the related exercise prices were adjusted to a range of $2.44 to $2.81 per share.


During the period January 1, 1996 through December 31, 1998, the exercise prices and weighted average fair value of options and warrants granted by the Company were as follows:

                                                               Weighted Average
     Year        Number Of Options/warrants   Exercise Price     Fair Value
     ----        --------------------------   --------------   ----------------
     1996                1,014,922             $3.38 - 8.25         $2.30
     1997                3,683,039             $1.50 - 6.00         $4.05
     1998                3,162,910             $1.00 - 3.69         $0.99


                         At December 31, 1998,  outstanding warrants to purchase
the Company's Common Stock are summarized as follows:

                                                                    Weighted
                                            Weighted Average        Average
     Range of        Outstanding Warrants  Remaining Contractual    Exercise
  Exercise Prices    At December 31, 1998    Life (Years)            Price
  ---------------    --------------------  ---------------------  ------------
   $0.73 - $2.00          1,929,910               4.62              $1.63
   $2.25 - $3.00          1,340,965               1.37              $2.61
   $3.25 - $6.50            511,539               2.91              $3.73
                          --------
                          3,782,414               3.24              $2.26
                          =========


                        At December 31, 1998, outstanding options to purchase the Company's Common Stock are summarized as follows:

                                                                    Weighted
                                            Weighted Average        Average
     Range of        Outstanding Options   Remaining Contractual    Exercise
  Exercise Prices    At December 31, 1998    Life (Years)            Price
  ---------------    --------------------  ---------------------  ------------
   $1.24 - $2.75          2,881,000               6.56                $2.35
   $3.00 - $4.00            879,922               3.85                $3.62
   $4.06 - $6.25            367,500               2.80                $4.57
                          ---------
                          4,128,422               5.65                $2.82
                          =========

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        SFAS No. 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123. The fair value of these stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997, and 1996: risk-free interest rate ranging from 4.39% to 6.23%; expected volatility ranging from 0.526 and 0.694; expected option life of one to ten years from vesting and an expected dividend yield of 0.0%.

                        For purposes of pro forma disclosures, the estimated fair value of the stock options and warrants is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1998           1997          1996
                                           ----           ----          ----
Pro forma net loss ...............   $   18,983,921   $   9,500,810   $8,500,149
Pro forma basic net loss
   per share of common stock......   $         0.87   $        0.79   $     0.79


7.             CONVERTIBLE PROMISSORY NOTE

                        As part of an agreement with Elan, Elan agreed to make available to the Company a Convertible Promissory Note ("Note") that provides the Company the right to borrow up to $2,000,000, subject to satisfying certain conditions. No more than $500,000 may be drawn under the Note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. The principal outstanding under the Note draws interest at the prime rate plus 1% and, if not previously converted, matures on June 30, 2005. Prior to repayment, Elan has the right to convert all principal and accrued interest into shares of the Company's Common Stock at a conversion price of $1.75 per share. As of December 31, 1998, the outstanding principal balance of the note was $1,000,000. On February 22, 1999, the Company borrowed an additional $500,000 under the Note.


8.            RESEARCH AND DEVELOPMENT AGREEMENTS

                        In March 1997, the Company entered into exclusive supply and license agreements for the world-wide rights to the MSI system of Siemens A.G. The agreements call for Siemens to be the exclusive supplier of the MSI system. The Company paid licensing fees of $1.1 million in both April 1997 and 1998, to Siemens pursuant to these agreements. In addition, under certain circumstances, the Company will be required to make another DM 2.0 million payment to Siemens during 1999.

                        On June 15, 1998, the Company entered into an agreement with Zambon for a sublicense to the Company's proprietary MSI drug delivery system. Under this transaction, Zambon received an exclusive worldwide marketing and development sublicense for respiratory products to be delivered by the MSI system including four drugs currently under development by the Company. The Company maintained certain co-promotion rights in the U.S. for respiratory drugs as well as the world-wide marketing and development rights for all applications of the MSI delivery system outside the respiratory products. The Company was paid an up-front fee in the form of an equity investment and will receive milestone payments upon marketing approval for each of the four products and royalties upon commercialization. In addition, Zambon will provide the Company with an interest-free line of credit totaling $2,000,000 upon the achievement of certain early milestones.

                        On June 30, 1998, the Company issued certain equity securities pursuant to an agreement with Elan (see Note 5). Under the terms of the agreement, the Company, through its wholly owned subsidiary, SPD, acquired certain pulmonary delivery technologies for $12.5 million in cash. This payment was expensed during 1998 as acquired R&D in-process technology since the technologies acquired have not demonstrated technological feasibility and have no alternative future uses. The Company is responsible for the development of the systemic applications of these technologies (including the Aerosol Drug Delivery System ("ADDS") described below). Pursuant to its agreement with Elan, at December 31, 1998, the Company was committed to fund $2,076,000 of additional costs related to SPD's systemic development program.

                        On July 15, 1998, SPD acquired from Aeroquip-Vickers, Inc. a new generation metered dose inhaler system called the ADDS for $825,000. The purchase price has been expensed as acquired R&D in-process technology because the assets acquired, which consist solely of intellectual property related to ADDS, have not demonstrated technological feasibility and have no alternative future uses. SPD holds the rights to all systemic disease applications of the ADDS technology while Sheffield retains the rights to develop the respiratory disease applications of ADDS.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        The Company also is party to a number of license and research agreements, primarily with universities, hospitals, and research facilities, relating to early stage medical research projects that focus on the development of new compounds for the treatment of cancer, acquired immune deficiency syndrome and other diseases. As part of the Company's focus on later stage opportunities, the Company is seeking to out-license these projects. There can be no assurance that the Company will receive license fees or other payments related to these technologies. The Company believes these early stage license and research agreements will have no material impact on the financial position of the Company. For the year ended December 31, 1998, the Company funded approximately $22,000 related to these projects.

                        On November 20, 1997, the Company entered into a sublicense agreement with Lorus Therapeutics, Inc. (formerly Imutec Pharma Inc.). The agreement licenses rights to a series of clotrimazole-related compounds for the treatment of cancer, Kaposi's sarcoma and actinic keratosis to a newly formed company, NuChem Pharmaceuticals, Inc. ("NuChem"). In exchange, Lorus Therapeutics, Inc. ("Lorus") agreed to manage and fund the remaining development program. The Company received $500,000 in cash upon signing the agreement, which was recognized as revenue during the year ended December 31, 1997, and received 583,188 shares of Lorus stock valued at $350,000 which was recognized as revenue during the year end December 31, 1998. In addition, the Company is entitled to receive additional payments upon the completion of certain milestones in the development of these compounds and retains a 20 percent ownership interest in NuChem.


9.            RELATED PARTY TRANSACTIONS

                        During 1998, three executive officers provided funds for use by the Company comprised of short-term notes having a 7% annual interest rate, unpaid salaries and unreimbursed expenses. The largest amount outstanding to the executive officers during 1998 was $241,740. As of December 31, 1998, all amounts under the short-term notes have been repaid.

                        During 1998, certain shareholders provided funds for use by the Company comprised of short-term notes totaling $150,000. These notes bore interest at the rate of 7% per annum and matured on September 8, 1998. On maturity, the Company repaid principal of $50,000 plus accrued interest, and extended the terms of the remaining principal balance to January 8, 1999. Subsequent to December 31, 1998, the Company amended the note extending its maturity to April 8, 1999.


10.           INCOME TAXES

                        The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, 1998 and 1997 which are considered noncurrent, are as follows:

          Deferred Tax Assets                       1998            1997
          -------------------                       ----            ----

   Net operating loss carryforwards .........   $ 12,600,000    $ 12,400,000
   Costs capitalized for tax purposes .......     14,391,000         578,000
   Deferred tax asset valuation allowance ...    (26,991,000)    (12,978,000)
                                                ------------    ------------

      Net deferred tax asset ................   $       --      $       --
                                                ============    ============

                        The Company has recorded a valuation allowance for the entire deferred tax asset due to the uncertainty of its realization. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $14,013,000. As a result of changes in ownership, and pursuant to Internal Revenue Code Section 382, the net operating loss carryforwards are limited in offsetting future taxable income. Future changes in ownership may limit net operating loss carryforwards generated in the year of change. As a result of differences between book and tax requirements for writing off intangible assets acquired, such as in-process R&D, the Company has capitalized the in-process R&D for tax purposes. The deferred tax asset will be amortized into taxable income over a useful life of 15 years.