Form 10-Q
period 1999-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 1999-05-10
CIK 894158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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
ST. LOUIS, MISSOURI                       (ZIP CODE)    (REGISTRANT'S TELEPHONE,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    INCLUDING AREA CODE)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock. $.01 par value                American Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

The number of shares outstanding of the Registrant's Common Stock is 27,266,346 shares of Common Stock as of May 10, 1999.

                 SHEFFIELD PHARMACEUICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999

                                Table of Contents


                                                                            PAGE
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 1999
   and December 31, 1998.................................................      3

Consolidated Statements of Operations
  for the three months ended March 31, 1999 and 1998 and for
  the period from October 17, 1986 (inception) to March 31, 1999.........      4

Consolidated Statements of Cash Flows
  for the three  months ended March 31, 1999 and 1998 and for
  the period from October 17, 1986 (inception) to March 31, 1999.........      5

Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency) for the period from October 17, 1986
  (inception) to March 31, 1999 .........................................      6

Notes to Consolidated Financial Statements ..............................      7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................      8

                                     PART II

Item 2.  Changes in Securities...........................................     11


Item 6.  Exhibits and Reports on Form 8-K................................     11

Signatures...............................................................     12

PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                      March 31,          December
                                                                                         1999              1998
                                                                                         ----              ----
                                                                                      (unaudited)
Current assets:
          Cash and cash equivalents                                                   $  1,908,615    $  2,456,290
          Marketable equity security                                                       138,880         127,774
          Prepaid expenses and other current assets                                         34,594          39,035
                                                                                                      ------------
                                                                                                      ------------
                    Total current assets                                                 2,082,089       2,623,099
                                                                                      ------------    ------------


Property and equipment:
          Laboratory equipment                                                             323,263         317,032
          Office equipment                                                                 146,478         175,062
          Leasehold improvements                                                             1,323           1,323
                                                                                      ------------    ------------
                    Total at cost                                                          471,064         493,417
          Less accumulated depreciation and amortization                                  (245,267)       (253,995)
                                                                                                      ------------
                                                                                                      ------------
                   Property and equipment, net                                             225,797         239,422
                                                                                      ------------    ------------

          Total assets                                                                $  2,307,886    $  2,862,521
                                                                                      ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
          Accounts payable and accrued liabilities                                    $    570,472    $    615,138
          Sponsored research payable                                                       449,805         449,805
          Note payable - related party                                                     104,145         101,323
                                                                                      ------------    ------------
                   Total current liabilities                                             1,124,422       1,166,266

Convertible promissory note                                                              1,500,000       1,000,000
Other long-term liabilities                                                                 65,237          41,050
Commitments and contingencies                                                                 --              --
                                                                                      ------------    ------------
          Total liabilities                                                              2,689,659       2,207,316

Stockholders' equity (net capital deficiency):
          Preferred stock, $.01 par value, authorized 3,000,0000 shares:
             Series C cumulative convertible preferred stock, authorized 23,000 shares; 12,122 and 11,914 shares issued and outstanding at March 31,
               1999 and December 31, 1998, respectively                                        121             119
          Common stock, $.01 par value, authorized 50,000,000 shares;
               issued and outstanding 27,083,419 and 27,058,419 shares at March 31,
               1999 and December 31, 1998, respectively                                    270,834         270,584
          Notes receivable in connection with sale of stock                                 (7,500)        (10,000)
          Additional paid-in capital                                                    56,093,806      55,773,491
          Other comprehensive income (loss)                                               (211,120)       (222,226)
          Deficit accumulated during development stage                                 (56,527,914)    (55,156,763)
                                                                                      ------------    ------------
               Total stockholders' equity (net capital deficiency)                        (381,773)        655,205
                                                                                      ------------    ------------


Total liabilities and stockholders' equity (net capital deficiency)                   $  2,307,886    $  2,862,521
                                                                                      ============    ============

                 See notes to consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES

                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 1999 and 1998 and for the Period
               from October 17, 1986 (inception) to March 31, 1999
                                   (Unaudited)


                                                                                                            October 17,
                                                                        Three Months Ended                     1986
                                                                             March 31                     (inception) to
                                                                   1999                   1998            December 31,
                                                                   ----                   ----            ------------
Revenues:
   Sublicense revenue.......................................   $        --            $        --           $1,360,000
   Interest income..........................................        21,877                    953              535,977
                                                               -----------            -----------         ------------

        Total revenues......................................        21,877                    953            1,895,977

Expenses:
   Acquisition of research and development in-process
technology..............................................                --                     --           14,975,000
   Research and development..............................          654,979              1,609,041           22,258,669
   General and administrative..............................        499,663                612,490           20,064,992
   Interest.................................................        29,891                 42,470              441,009
                                                               -----------            -----------         ------------

        Total expenses......................................     1,184,533              2,264,001           57,739,670
                                                               -----------            -----------         ------------

Loss before extraordinary item............................     $(1,162,656)            (2,263,048)         (55,843,693)
Extraordinary item..........................................            --                     --               42,787
                                                               -----------            -----------         ------------
Net loss....................................................   $(1,162,656)           $(2,263,048)        $(55,800,906)
                                                               ===========            ===========         ============

Accretion of mandatorily redeemable preferred stock.                    --                (23,900)            (103,400)
                                                               -----------            -----------         ------------

Net loss - attributable to common shares...............        $(1,162,656)           $(2,286,948)        $(55,904,306)
                                                               ===========            ===========         ============

Weighted average common shares outstanding-
   basic and diluted........................................    27,074,252             13,655,722            6,746,866

Net loss per share of common stock-basic and
        diluted:
      Loss beforeextraordinary item........................         $(0.04)                $(0.17)              $(8.28)
      Extraordinary item....................................            --                     --                  .01
                                                               -----------           ------------         ------------
      Net loss per share....................................        $(0.04)                $(0.17)              $(8.27)
                                                               ===========           ============         ============


                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 and for the
                   Period from October 17, 1986 (Inception) to
                                 March 31, 1999
                                   (Unaudited)



                                                                                  Three Months Ended          October 17, 1986
                                                                                        March 31,              (inception) to
                                                                               1999                 1998       March 31, 1999
                                                                               ----                 ----       --------------

Cash outflows from development stage activities and
   extraordinary gain:  Loss before extraordinary item................     $(1,162,656)         $(2,263,048)    $(55,843,693)
         Extraordinary gain on extinguishment of debt.................              --                   --           42,787
                                                                           -----------          -----------     ------------
         Net loss.....................................................      (1,162,656)          (2,263,048)     (55,800,906)
                                                                           -----------          -----------     ------------
Adjustments to reconcile net loss to net cash used by
  development stage activities:
     Issuance of common stock, stock options/warrants for services.             62,567               16,389        2,344,540
     Non-cash acquisition of research and development in-process
       technology.....................................................              --                   --        1,650,000
     Depreciation and amortization....................................          19,856               13,482          413,075
     Other items......................................................          28,514               41,381          440,108
     Decrease (increase) in prepaid expenses & other current assets.             4,441                7,049          (93,635)
     Decrease in other assets.........................................              --               13,869           59,041
     Increase (decrease) in accounts payable and accrued liabilities..         (45,363)           1,721,374          (13,915)
     Increase (decrease) in sponsored research payable................              --                 (588)       1,026,875
                                                                           -----------          -----------     ------------
Net cash used by development stage activities.........................      (1,092,641)            (450,092)     (49,974,817)
                                                                           -----------          -----------     ------------

Cash flows from investing activities:
     Proceeds on sale of marketable securities........................              --                   --          175,085
     Acquisition of laboratory and office equipment, and leasehold
         improvements.................................................          (6,231)                  --         (455,355)
     Disposition of office equipment..................................              --               33,560               --
     Increase in notes receivable in connection with sale of stock....              --                   --         (240,000)
     Decrease in loan receivable - former officer.....................              --                7,500               --
     Payments of notes receivable.....................................           2,500               23,300          222,100
     Purchase of Camelot Pharmacal, L.L.C., net cash acquired.......                --                   --          (46,687)
                                                                           -----------          -----------     ------------
Net cash provided (used) by investing activities.....................           (3,731)              64,360         (344,857)
                                                                           -----------          -----------     ------------

Cash flows from financing activities:
     Principal payments under capital lease...........................          (1,303)                  --         (77,776)
     Proceeds from notes payable - related party......................              --                   --         150,000
     Repayments of notes payable - related party......................              --                   --         (50,000)
     Proceeds from issuance of convertible securities.................         500,000                   --       3,800,000
     Conversion of convertible, subordinated notes....................              --                   --         749,976
     Proceeds from issuance of common and preferred stock..........                 --                   --      37,452,847
     Redemption of preferred stock....................................              --                   --      (1,250,000)
     Proceeds from exercise of warrants/stock options.................          50,000                   --      11,452,158
                                                                           -----------          -----------     ------------
Net cash provided by financing activities.............................         548,697                   --      52,227,205
                                                                           -----------          -----------     ------------

Net increase (decrease) in cash and cash equivalents..................        (547,675)            (385,732)      1,907,531
Cash and cash equivalents at beginning of period......................       2,456,290              393,608           1,084
                                                                           -----------          -----------     ------------
Cash and cash equivalents at end of period............................      $1,908,615               $7,876      $1,908,615
                                                                           ===========          ===========     ============

Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services..            $62,567              $16,389      $2,344,540
     Common stock redeemed in payment of notes receivable.........                  --                   --          10,400
     Acquisition of research and development in-process
        technology....................................................              --                   --       1,655,216
     Common stock issued for intellectual property rights.............              --                   --         866,250
     Common stock issued to retire debt...............................              --                   --         600,000
     Common stock issued to redeem convertible securities............               --            2,136,784       5,353,368
     Securities acquired under sublicense agreement...................              --                   --         850,000
     Equipment acquired under capital lease...........................              --                   --         121,684
     Notes payable converted to common stock..........................              --                   --         749,976
     Stock dividends..................................................         208,495              104,281         987,042

Supplemental disclosure of cash flow information: Interest paid...              $1,377               $1,089        $268,778


                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
       For the Period from October 17, 1986 (Inception) to March 31, 1999
                                  (Unaudited)


                                                                                                  Notes
                                                                                               receivable
                                                                                                  in
                                                                                               connection     Additional
                                                                Preferred        Common        with sale of    paid-in
                                                                  Stock           Stock           Stock        capital
                                                                  -----           -----           -----        -------

Balance at October 17, 1986..................................   $      --      $        --     $       --    $        --
Common stock issued..........................................          --       11,334,252             --     17,024,469
Reincorporation in Delaware at $.01 par value................          --      (11,220,369)            --     11,220,369
Common stock options issued..................................          --               --             --         75,000
Common stock subscribed......................................          --               --       (110,000)            --
Comprehensive income (loss):
       Unrealized loss on marketable securities..............          --               --             --             --
       Net loss..............................................          --               --             --             --
                                                               ----------      -----------     ----------    -----------
       Comprehensive income (loss)...........................


Balance at December 31, 1996.................................          --          113,883       (110,000)    28,319,838
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C.................          --            6,000             --      1,644,000
Common stock issued..........................................          --            6,612         37,400      1,041,750
Common stock options and warrants issued.....................          --               --             --        165,868
Common stock options extended................................          --               --             --        215,188
Accretion of issuance costs for Series A preferred stock.....          --               --             --             --
Comprehensive income (loss):
     Unrealized gain on marketable securities................          --               --             --             --
     Net loss................................................          --               --             --             --
                                                               ----------      -----------     ----------    -----------

     Comprehensive income (loss).............................


Balance at December 31, 1997.................................          --          126,495        (72,600)    31,386,644
Common stock issued..........................................          --          144,089         62,600     12,472,966
Series C preferred stock issued..............................         115               --             --     11,499,885
Series C preferred stock dividends...........................           4               --             --        413,996
Accretion of issuance costs for Series A preferred stock.....          --               --             --             --
Comprehensive income (loss):
     Unrealized loss on marketable securities................          --               --             --             --
     Net loss................................................          --               --             --             --
                                                               ----------      -----------     ----------    -----------
     Comprehensive income (loss).............................


Balance at December 31, 1998.................................         119          270,584        (10,000)    55,773,491
Common stock issued..........................................          --              250          2,500         49,750
Preferred stock dividends....................................           2               --             --        207,998
Common stock warrants issued.................................          --               --             --         62,567
Comprehensive income (loss):
     Unrealized gain on marketable securities................          --               --             --             --
     Net loss................................................          --               --             --             --
                                                               ----------      -----------     ----------    -----------
     Comprehensive income (loss).............................

Balance at March 31, 1999....................................        $121         $270,834       $(7,500)    $56,093,806
                                                               ==========      ===========     ==========    ===========



                                                                                             Deficit                  Total
                                                                      Other               accumulated              stockholders
                                                                   comprehen-               during                  equity (net
                                                                   sive income            development                  capital
                                                                     (loss)                   stage                  deficiency
                                                                     ------                   -----                  ----------

Balance at October 17, 1986..................................      $      --             $          --             $          --
Common stock issued..........................................             --                        --                28,358,721
Reincorporation in Delaware at $.01 par value................             --                        --                        --
Common stock options issued..................................             --                        --                    75,000
Common stock subscribed......................................             --                        --                  (110,000)
Comprehensive income (loss):
       Unrealized loss on marketable securities..............        (39,232)                       --                   (39,232)
       Net loss..............................................             --               (26,588,652)              (26,588,652)
                                                                  ----------             -------------             -------------
       Comprehensive income (loss)...........................                                                        (26,627,884)
                                                                                                                   -------------

Balance at December 31, 1996.................................        (39,232)              (26,588,652)                1,695,837
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C.................             --                        --                 1,650,000
Common stock issued..........................................             --                        --                 1,085,762
Common stock options and warrants issued.....................             --                        --                   165,868
Common stock options extended................................             --                        --                   215,188
Accretion of issuance costs for Series A preferred stock.....             --                   (79,500)                  (79,500)
Comprehensive income (loss):
     Unrealized gain on marketable securities................         39,232                        --                    39,232
     Net loss................................................             --                (9,489,138)               (9,489,138)
                                                                  ----------             -------------             -------------

     Comprehensive income (loss).............................                                                         (9,449,906)
                                                                                                                      ----------

Balance at December 31, 1997.................................             --               (36,157,290)               (4,716,751)
Common stock issued..........................................             --                        --                12,679,655
Series C preferred stock issued..............................             --                        --                11,500,000
Series C preferred stock dividends...........................             --                  (415,112)                   (1,112)
Accretion of issuance costs for Series A preferred stock.....             --                   (23,900)                  (23,900)
Comprehensive income (loss):
     Unrealized loss on marketable securities................       (222,226)                       --                  (222,226)
     Net loss................................................             --               (18,560,461)              (18,560,461)
                                                                  ----------             -------------             -------------
     Comprehensive income (loss).............................                                                        (18,786,782)
                                                                                                                     -----------

Balance at December 31, 1998.................................       (222,226)              (55,156,763)                  655,205
Common stock issued..........................................             --                        --                    52,500
Preferred stock dividends....................................             --                  (208,495)                     (495)
Common stock warrants issued.................................             --                        --                    62,567
Comprehensive income (loss):
     Unrealized gain on marketable securities................         11,106                        --                    11,106
     Net loss................................................             --                (1,162,656)               (1,162,656)
                                                                  ----------             -------------             -------------
     Comprehensive income (loss).............................                                                         (1,151,550)
                                                                                                                      ----------
Balance at March 31, 1999....................................      $(211,120)             $(56,527,914)                $(381,773)
                                                                  ==========             =============             =============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying consolidated balance sheet as of March 31, 1999 and the accompanying consolidated statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1999 and 1998 and for the period from October 17, 1986 (inception) to March 31, 1999, have been prepared by Sheffield Pharmaceuticals, Inc. without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at March 31, 1999 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

      Sheffield Medical Technologies Inc. ("Sheffield") was incorporated under Canadian law in October 1986. In May 1992, the Company became domesticated as a Wyoming Corporation pursuant to a "continuance" procedure under Wyoming law. In January 1995, the Company's shareholders approved the proposal to reincorporate Sheffield in Delaware, which was effected on June 13, 1995. On January 10, 1996, Ion Pharmaceuticals, Inc. ("Ion"), was formed as a wholly owned subsidiary of the Company. At that time, Ion acquired the Company's rights to certain early-stage biomedical technologies. On April 17, 1997, CP Pharmaceuticals, Inc. ("CP") was formed for the purpose of acquiring Camelot Pharmacal, L.L.C., a privately held pharmaceutical development company, which acquisition was consummated on April 25, 1997. In June 1997, the Company's shareholders approved the proposal to change Sheffield's name from Sheffield Medical Technologies Inc. to Sheffield Pharmaceuticals, Inc. As part of an agreement with Elan Corporation, plc, on June 30, 1998, Systemic Pulmonary Delivery, Ltd. ("SPD") was formed as a wholly owned subsidiary of the Company. At that time, SPD acquired the Company's rights to the systemic applications of the Metered Solution Inhaler and acquired Elan's rights to certain pulmonary delivery technologies. Unless the context requires otherwise, Sheffield, Ion, CP and SPD are referred herein to as "the Company." All significant intercompany transactions are eliminated in consolidation.

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


2.    BASIC LOSS PER COMMON SHARE

      Basic net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net loss per share is based upon the weighted average common stock outstanding during each year. Potentially dilutive securities such as stock options, warrants, convertible debt and preferred stock, have not been included in any years presented as their effect is antidilutive.

Item 2.

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

OVERVIEW

The Company is a specialty pharmaceutical company focused on the development and commercialization of later stage, lower risk pharmaceutical products that utilize the Company's delivery technologies. In 1997, the Company acquired the Metered Solution Inhaler ("MSI") pulmonary delivery system through a worldwide exclusive license and supply arrangement with Siemens AG. During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the Aerosol Drug Delivery System ("ADDS") from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The ADDS technology is a new generation propellant-based pulmonary delivery system.

Using these pulmonary delivery systems as platforms, the Company has established strategic alliances with Elan Corporation, plc ("Elan"), Siemens AG ("Siemens") and Zambon Group SpA ("Zambon") for developing the initial products. In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. As part of the strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for systemic diseases to be delivered to the lungs. The initial systemic programs are for therapies in the breakthrough pain and migraine headache markets. Elan licensed two of its own delivery technologies to the Company that complement the MSI and ADDS technologies. Outside of its alliances, the Company owns the worldwide rights to respiratory disease applications of all of its technologies, subject only to the MSI respiratory rights licensed to Zambon. The Company will seek to acquire additional novel platform drug delivery systems and technologies.

RESULTS OF OPERATIONS

REVENUE

From inception through the period ended March 31, 1999, the Company has earned sublicense revenue of $1,360,000 related to the sublicensing of various early stage technologies. As part of the Company's focus on later stage opportunities, the Company continues seeking to outlicense its remaining portfolio of early stage technologies. There can be no assurance that the Company will receive license fees or other payments related to these technologies. The Company believes these early stage technologies will have no material impact on the financial position of the Company.

Interest income was $21,877 for the quarter ended March 31, 1999 compared to $953 for the same quarter of 1998. The increase between years is attributable to an increase in cash available for investment during the period ended March 31, 1999. From inception through the period March 31, 1999, the Company has earned interest income of $535,977.

The Company's ability to generate material revenues is contingent on the successful commercialization its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

ACQUISITION OF RESEARCH & DEVELOPMENT IN-PROCESS TECHNOLOGY

The acquisition of research and development in-process technology from inception to March 31, 1999 was attributable to the acquisition of Camelot Pharmacal, LLC in 1997 for $1,650,000 and the 1998 acquisitions of certain pulmonary delivery technologies from Elan for $12,500,000 and ADDS from Aeroquip-Vickers for $825,000.

RESEARCH AND DEVELOPMENT

Research and development expenses were $654,979 for the first quarter of 1999 as compared to $1,609,041 for the first quarter of 1998. The decrease of $954,062 from 1998 primarily reflects the shifting of responsibility for development expenses of the respiratory applications of the MSI to the Company's partner, Zambon. The Company's direct research and development expenses for its pulmonary delivery systems were $483,273 and $1,514,832 for the first quarters of 1999 and 1998, respectively, and $4,275,773 from inception through March 31, 1999. The Company incurred $894 of R&D costs in 1999 versus $244 in 1998 associated with its early stage technologies, which include RBC-CD4 Electroinsertion technology, Liposome-CD4 technology, HIV/AIDS vaccine, UGIF technology-prostate cancer, and anti-proliferative technologies. Since the Company is focused on development of its pulmonary delivery systems, it does not anticipate incurring additional research and development costs for these early stage projects.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $499,663 for the quarter ended March 31, 1999, compared with the $612,490 same quarter of 1998. This decrease from 1998 to 1999 of $112,827 was primarily due to lower compensation expense reflecting fewer employees during the first quarter of 1999 as compared to the same quarter of 1998.

INTEREST EXPENSE

Interest  expense  was  $29,891  for the first  quarter of 1999,  compared  with
$42,470 for the first quarter of 1998. The decrease of $12,579 in 1999 as compared to 1998 resulted from interest associated with the Company's Series A Cumulative Convertible Preferred Stock and 6% Convertible Subordinated Debentures which were both converted into Common Stock during 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash available as of March 31, 1999 for funding its operations was $1,908,615. As of such date, the Company had trade payables of $570,472, current research obligations of $449,805 and a note payable due in May 1999 of $104,145. In addition, the Company has committed to fund an additional $1,729,000 for development of pulmonary delivery systems subsequent to March 31, 1999.

As part of an agreement with Elan, Elan agreed to make available to the Company a convertible promissory note that provides the Company the right to borrow up to $2,000,000, subject to satisfying certain conditions. No more than $500,000 may be drawn under the note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. As of March 31, 1999, the Company had remaining $500,000 available for borrowing under this note.

In May 1999, in conjunction with the completion of its Phase I/II MSI-albuterol trial, Zambon provided the Company with a $1 million interest free advance against future milestone payments. The advance will be repaid in quarterly installments of $250,000 commencing on January 1, 2002 or upon the receipt of certain future milestones, whichever is earlier. The proceeds from this advance are not restricted as to its use by the Company. Upon the achievement of certain other early milestones, Zambon will provide an additional $1,000,000 advance under the terms of the agreement.

The Company expects to incur additional costs in the future to fund certain ongoing technology research projects, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights to can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

Because the Company does not expect to generate significant cash flows from operations for at least the next few years, the Company believes it will require additional funds to meet future costs. The Company will attempt to meet its capital requirements with existing cash balances and through additional public or private offerings of its securities, debt financing and collaboration and licensing arrangements with other companies. There can be no assurance that the Company will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to the Company, if at all. The Company's development programs may be curtailed if future financings are not completed.

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

PART II:    OTHER INFORMATION

Item 2.     CHANGES IN SECURITIES.

            The following unregistered securities were issued by the Company during the quarter ended March 31, 1999:


                                                   Number of
                                                     Shares                                       Number of Shares
                                                   Sold/Issued                                Sold/Issued /Subject to
                                 Description       /Subject to
               Date of          of Securities      Options or      Offering/Exercise
             Sale/Issuance         Issued           Warrants       Price per Share($)          Purchase or Class
             -------------         ------           --------       ------------------          -----------------

            January 1999        Common stock         19,640              $2.3125               Advisor in lieu of cash
                                warrants.                                                      consideration.

            January 1999        Common stock         45,000               2.3125               Issuance to certain
                                options.                                                       Directors pursuant to
                                                                                               the 1996 Directors
                                                                                               Stock Option Plan.

            January 1999        Common stock         50,000               2.3125               Holder of short-term
                                warrants.                                                      note.

            January 1999        Common stock        150,000               0.8125               Advisor under terms of
                                warrants.                                                      engagement agreement.

            February 1999       Common stock         16,000                2.750               Issuance to employees
                                options.                                                       pursuant to 1993
                                                                                               Stock Option Plan.


            The issuance of these securities is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            No reports on Form 8-K were filed during the quarter ended March 31, 1999.

            EXHIBITS

            NO.         DESCRIPTION

            27          Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SHEFFIELD PHARMACEUTICALS, INC.

Dated: May 10, 1999                /S/ LOREN G. PETERSON
                                   ---------------------
                                   Loren G. Peterson
                                   President & Chief Executive Officer


Dated: May 10, 1999                /S/ SCOTT A. HOFFMANN
                                   ---------------------
                                   Scott A. Hoffmann
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)