Form 10-Q
period 1999-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 1999-08-13
CIK 894158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999


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

                                      None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/Yes / / No


The number of shares outstanding of the Registrant's Common Stock is 27,296,346 shares of Common Stock as of August 6, 1999.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


                                    Form 10-Q
                       For the Quarter Ended June 30, 1999

                                Table of Contents


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 1999
   and December 31, 1998..................................................     3

Consolidated Statements of Operations
  for the three and six months ended June 30, 1999
  and 1998 and for the period from October 17, 1986
  (inception) to June 30, 1999 ...........................................     4

Consolidated Statements of Cash Flows
  for the six months ended June 30, 1999 and 1998 and
  for the period from  October 17, 1986 (inception)
  to June 30, 1999.......................................................      5

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from
   October 17, 1986 (inception) to June 30, 1999 ........................      6

Notes to Consolidated Financial Statements ..............................      8

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................      9

                                    PART II

Item 2.  Changes in Securities...........................................     12

Item 4.  Submission of Matters to a Vote of Security Holders.............     12

Item 6.  Exhibits and Reports on Form 8-K................................     12

Signatures...............................................................     13

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
         ---------------------

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                         Assets

                                                                                      June 30,         December 31,
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                    (unaudited)
Current assets:
       Cash and cash equivalents................................................   $  1,259,022        $  2,456,290
       Marketable equity security...............................................        191,359             127,774
       Prepaid expenses and other current assets................................        124,814              39,035
                                                                                   ------------        ------------
                         Total current assets...................................      1,575,195           2,623,099
                                                                                   ------------        ------------

Property and equipment:
       Laboratory equipment.....................................................        331,311             317,032
       Office equipment.........................................................        165,191             175,062
       Leasehold improvements...................................................         16,323               1,323
                                                                                   ------------        ------------
                         Total at cost..........................................        512,825             493,417
       Less accumulated depreciation and amortization                                  (267,554)           (253,995)
                                                                                   ------------        ------------
                         Property and equipment, net                                    245,271             239,422
                                                                                   ------------        ------------

Other assets....................................................................         15,642                --
                                                                                   ------------        ------------
                  Total assets                                                     $  1,836,108        $  2,862,521
                                                                                   ============        ============
         Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current liabilities:
       Accounts payable and accrued liabilities.................................   $    533,061        $    615,138
       Sponsored research payable...............................................        449,805             449,805
       Note payable - related party.............................................           --               101,323
                                                                                   ------------        ------------
                         Total current liabilities..............................        982,866           1,166,266

Unearned revenue................................................................      1,000,000                --
Convertible promissory note.....................................................      1,500,000           1,000,000
Other long-term liabilities.....................................................         95,088              41,050
Commitments and contingencies...................................................           --                  --
                                                                                   ------------        ------------
                  Total liabilities.............................................      3,577,954           2,207,316

Stockholders' equity (net capital deficiency):
        Preferred stock, $.01 par value, authorized 3,000,0000 shares:
          Series C cumulative convertible preferred stock, authorized
          23,000 shares; 12,336 and 11,914 shares issued and outstanding at
          June 30, 1999 and December 31, 1998, respectively.....................            123                 119
        Common stock, $.01 par value, authorized 60,000,000 shares at June 30,
        1999 and 50,000,000 at December 31, 1998; issued and outstanding 27,296,
        346 and 27,058,419 shares at June 30,  1999 and December 31, 1998,
        respectively............................................................        271,134             270,584
        Notes receivable in connection with sale of stock.......................             --             (10,000)
        Additional paid-in capital..............................................     56,374,954          55,773,491
        Other comprehensive income (loss).......................................       (158,641)           (222,226)
        Deficit accumulated during development stage............................    (58,229,416)        (55,156,763)
                                                                                   ------------        ------------
                  Total stockholders' equity (net capital deficiency)...........     (1,741,846)            655,205
                                                                                   ------------        ------------

Total liabilities and stockholders' equity (net capital deficiency).............   $  1,836,108        $  2,862,521
                                                                                   ============        ============

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1999 and 1998
                 and for the Period October 17, 1986 (inception)
                                to June 30, 1999
                                  (Unaudited)

                                                           Three Months Ended                Six Months Ended
                                                                  June 30                          June 30          October 17, 1986
                                                      ---------------------------     ----------------------------   (inception) to
                                                              1999           1998             1999           1998    June 30, 1999
                                                              ----           ----             ----           ----    ---------------

Revenues:
   Sublicense revenue...............................  $       --      $    350,000    $       --      $    350,000    $  1,360,000
   Interest income..................................        17,476           2,562          39,353           3,515         553,453
                                                      ------------    ------------    ------------    ------------    ------------

        Total revenues..............................        17,476         352,562          39,353         353,515       1,913,453

Expenses:
   Acquisition of research and development
        in-process technology.......................          --        12,500,000            --        12,500,000      14,975,000
   Research and development.........................       835,975         187,063       1,490,954       1,796,104      23,094,644
   General and administrative.......................       632,693         882,409       1,132,356       1,494,899      20,697,685
   Interest.........................................        35,818          86,211          65,709         128,681         476,827
                                                      ------------    ------------    ------------    ------------    ------------

        Total expenses..............................     1,504,486      13,655,683       2,689,019      15,919,684      59,244,156
                                                      ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item......................    (1,487,010)    (13,303,121)     (2,649,666)    (15,566,169)    (57,330,703)
Extraordinary item..................................          --              --              --              --            42,787
                                                      ------------    ------------    ------------    ------------    ------------

Net loss............................................  $ (1,487,010)   $(13,303,121)   $ (2,649,666)   $(15,566,169)   $(57,287,916)
                                                      ============    ============    ============    ============    ============

Accretion of mandatorily redeemable preferred
  stock.............................................          --              --              --           (23,900)       (103,400)
                                                      ------------    ------------    ------------    ------------    ------------

Net loss - attributable to common shares............  $ (1,487,010)   $(13,303,121)   $ (2,649,666)   $(15,590,069)   $(57,391,316)
                                                      ============    ============    ============    ============    ============

Weighted average common shares outstanding-
   basic and diluted................................    27,276,405      19,950,354      27,175,887      16,820,359       7,149,495

Net loss per share of common stock - basic and
diluted:
      Loss before extraordinary item................  $      (0.05)   $      (0.67)   $      (0.10)   $      (0.93)   $      (8.03)
Extraordinary item                                      --              --              --              --                     .01
                                                      ------------    ------------    ------------    ------------    ------------
      Net loss per share............................  $      (0.05)   $      (0.67)   $      (0.10)   $      (0.93)   $      (8.02)
                                                      ============    ============    ============    ============    ============


                See notes to consolidated financial statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                For the Three and Six Months Ended June 30, 1999
                  and 1998 and for the Period October 17, 1986
                    (inception) to June 30, 1999
                                  (Unaudited)

                                                                                     Six Months Ended         October 17,
                                                                                         June 30,                1986
                                                                               --------------------------    (inception) to
                                                                                   1999           1998       June 30, 1999
                                                                                   ----           ----       -------------
Cash outflows from development stage activities and
   extraordinary gain:  Loss before extraordinary item.....................   $(2,649,666)   $(15,566,169)   $(57,330,703)
         Extraordinary gain on extinguishment of debt......................          --              --            42,787
                                                                              -----------    ------------    ------------
         Net loss..........................................................    (2,649,666)    (15,566,169)    (57,287,916)
                                                                              -----------    ------------    ------------
Adjustments  to  reconcile  net  loss  to net  cash  used by development  stage activities:
     Issuance of common stock, stock options/warrants for
         services..........................................................       105,642          16,389       2,387,615
     Non-cash acquisition of research and development in-process
         technology........................................................          --              --         1,650,000
     Depreciation and amortization.........................................        42,143          26,377         435,362
     Other items...........................................................        60,457        (303,826)        472,051
     (Increase) decrease in other assets...................................       (15,642)         20,057          55,941
     Increase in unearned revenue..........................................     1,000,000            --         1,000,000
     (Increase) decrease in prepaid expenses & other current assets........       (85,779)         13,927        (196,397)
     Decrease in accounts payable and accrued liabilities..................       (83,991)       (171,277)        (56,688)
     (Decrease) increase in sponsored research payable.....................          --              (588)      1,026,875
                                                                              -----------    ------------    ------------
Net cash used by development stage activities..............................    (1,626,836)    (15,965,110)    (50,513,157)
                                                                              -----------    ------------    ------------
Cash flows from investing activities:
     Proceeds on sale of marketable securities.............................          --              --           175,085
     Acquisition of laboratory and office equipment, and
         leasehold improvements............................................       (47,992)         (2,596)       (497,116)
     Disposition of office equipment.......................................          --            33,560            --
     Increase in notes receivable in connection with sale of stock.........          --              --          (240,000)
     Decrease in loan receivable - former officer..........................          --            15,000            --
     Payments of notes receivable..........................................        10,000          47,200         229,600
     Purchase of Camelot Pharmacal, L.L.C., net cash acquired..............          --              --           (46,687)
                                                                              -----------    ------------    ------------
Net cash provided (used) by investing activities...........................       (37,992)         93,164        (379,118)
                                                                              -----------    ------------    ------------
Cash flows from financing activities:
     Principal payments under capital lease................................        (2,670)           --           (79,143)
     Proceeds from notes payable - related party...........................          --              --           154,145
     Repayments of notes payable - related party...........................      (104,145)           --          (154,145)
     Proceeds from issuance of convertible securities......................       500,000            --         3,800,000
     Conversion of convertible, subordinated notes.........................          --              --           749,976
     Proceeds from issuance of common and preferred stock..................          --        20,900,000      37,452,847
     Redemption of preferred stock.........................................          --              --        (1,250,000)
     Proceeds from exercise of warrants/stock options......................        74,375            --        11,476,533
                                                                              -----------    ------------    ------------
Net cash provided by financing activities..................................       467,560      20,900,000      52,150,213
                                                                              -----------    ------------    ------------

Net (decrease) increase in cash and cash equivalents.......................    (1,197,268)      5,028,054       1,257,938
Cash and cash equivalents at beginning of period...........................     2,456,290         393,608           1,084
                                                                              -----------    ------------    ------------
Cash and cash equivalents at end of period.................................   $ 1,259,022    $  5,421,662    $  1,259,022
                                                                              -----------    ------------    ------------
Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services..........   $   105,642    $       --      $  2,387,615
     Common stock redeemed in payment of notes receivable..................          --              --            10,400
     Acquisition of research and development in-process technology.........          --              --         1,655,216
     Common stock issued for intellectual property rights..................          --              --           866,250
     Common stock issued to retire debt....................................          --              --           600,000
     Common stock issued to redeem convertible securities..................          --         4,019,263       5,353,368
     Securities acquired under sublicense agreement........................          --           350,000         850,000
     Equipment acquired under capital lease................................          --              --           121,684
     Notes payable converted to common stock...............................          --              --           749,976
     Stock dividends.......................................................       422,987            --         1,201,534
Supplemental disclosure of cash flow information:
     Interest paid.........................................................   $     4,152    $    182,195    $    271,553

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
        For the Period from October 17, 1986 (inception) to June 30, 1999
                                   (Unaudited)

                                                                                            Notes
                                                                                          receivable
                                                                                             in
                                                                                           connection        Additional
                                                             Preferred        Common      with sale of        paid-in
                                                               stock          stock          stock            capital
                                                           -------------      ------      ------------       -----------

Balance at October 17, 1986 ............................   $       --      $       --      $    --           $       --
Common stock issued ....................................           --        11,334,252         --            17,024,469
Reincorporation in Delaware at $.01 par value ..........           --       (11,220,369)        --            11,220,369
Common stock options issued ............................           --              --           --                75,000
Common stock subscribed ................................           --              --       (110,000)                 --
Comprehensive income (loss):
       Unrealized loss on marketable security ..........           --              --           --                    --
       Net loss ........................................           --              --           --                    --
          Comprehensive income (loss) ..................      ---------      ------------   -----------      -----------

Balance at December 31, 1996 ...........................           --           113,883     (110,000)         28,319,838
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C ...........           --             6,000         --             1,644,000
Common stock issued ....................................           --             6,612       37,400           1,041,750
Common stock options and warrants issued ...............           --              --           --               165,868
Common stock options extended ..........................           --              --           --               215,188
Accretion of issuance costs for Series A preferred stock           --              --           --                    --
Comprehensive income (loss):
     Unrealized gain on marketable security ............           --              --           --                    --
     Net loss ..........................................           --              --           --                    --
          Comprehensive income (loss) ..................      ---------      ------------   -----------      -----------

Balance at December 31, 1997 ...........................           --           126,495      (72,600)         31,386,644
Common stock issued ....................................           --           144,089       62,600          12,472,966
Series C preferred stock issued ........................            115            --           --            11,499,885
Series C preferred stock dividends .....................              4            --           --               413,996
Accretion of issuance costs for Series A preferred stock           --              --           --                    --
Comprehensive income (loss):
     Unrealized loss on marketable security ............           --              --           --                    --
     Net loss ..........................................           --              --           --                    --
          Comprehensive income (loss) ..................
                                                            -----------      ------------   -----------      -----------

Balance at December 31, 1998 ...........................            119         270,584      (10,000)         55,773,491
Common stock issued ....................................           --               550       10,000              73,825
Series C preferred stock dividends .....................              4            --           --               421,996
Common stock warrants issued ...........................           --              --           --               105,642
Comprehensive income (loss):
     Unrealized gain on marketable security ............           --              --           --                    --
     Net loss ..........................................           --              --           --                    --
          Comprehensive income (loss) ..................
                                                            -----------    ------------   -----------        -----------
Balance at June 30, 1999 ...............................   $        123    $    271,134    $    --           $56,374,954
                                                            ===========    ============   ===========        ===========

                See notes to consolidated financial statements.

                                                                             Deficit           Total
                                                             Other         accumulated      stockholders'
                                                            comprehen-       during          equity (net
                                                            sive income    development        capital
                                                            (loss)           stage          deficiency)
                                                            -----------   ------------      -------------
Balance at October 17, 1986 ............................  $    --      $       --           $        --
Common stock issued ....................................       --              --            28,358,721
Reincorporation in Delaware at $.01 par value ..........       --              --                    --
Common stock options issued ............................       --              --                75,000
Common stock subscribed ................................       --              --              (110,000)
Comprehensive income (loss):
       Unrealized loss on marketable security ..........    (39,232)           --               (39,232)
       Net loss ........................................       --       (26,588,652)        (26,588,652)
                                                                                           ------------
                                                                                            (26,627,884)
          Comprehensive income (loss) ..................   ---------    -----------        ------------

Balance at December 31, 1996 ...........................    (39,232)    (26,588,652)          1,695,837
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C ...........       --              --             1,650,000
Common stock issued ....................................       --              --             1,085,762
Common stock options and warrants issued ...............       --              --               165,868
Common stock options extended ..........................       --              --               215,188
Accretion of issuance costs for Series A preferred stock       --           (79,500)            (79,500)
Comprehensive income (loss):
     Unrealized gain on marketable security ............     39,232            --                39,232
     Net loss ..........................................       --        (9,489,138)         (9,489,138)
                                                                                           ------------
          Comprehensive income (loss) ..................                                     (9,449,906)
                                                           --------    -----------         ------------

Balance at December 31, 1997 ...........................       --       (36,157,290)         (4,716,751)
Common stock issued ....................................       --              --            12,679,655
Series C preferred stock issued ........................       --              --            11,500,000
Series C preferred stock dividends .....................       --          (415,112)             (1,112)
Accretion of issuance costs for Series A preferred stock       --           (23,900)            (23,900)
Comprehensive income (loss):
     Unrealized loss on marketable security ............   (222,226)           --              (222,226)
     Net loss ..........................................       --       (18,560,461)        (18,560,461)
                                                                                           ------------
          Comprehensive income (loss) ..................                                    (18,782,687)
                                                           ---------    -----------        ------------

Balance at December 31, 1998 ...........................   (222,226)    (55,156,763)            655,205
Common stock issued ....................................       --              --                84,375
Series C preferred stock dividends .....................       --          (422,987)               (987)
Common stock warrants issued ...........................       --              --               105,642
Comprehensive income (loss):
     Unrealized gain on marketable security ............     63,585            --                63,585
     Net loss ..........................................       --        (2,649,666)         (2,649,666)
                                                                                           ------------
          Comprehensive income (loss) ..................                                     (2,586,081)
                                                           ---------    -----------        ------------
Balance at June 30, 1999 ...............................  $(158,641)   $(58,229,416)       $ (1,741,846)
                                                           =========   ============        ============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of June 30, 1999 and the accompanying consolidated statements of operations, stockholders' equity and cash flows for the three and six months ended June 30, 1999 and 1998 and for the period from October 17, 1986 (inception) to June 30, 1999, have been prepared by Sheffield Pharmaceuticals, Inc. without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at June 30, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

     The consolidated interim financial statements include the accounts of Sheffield Pharmaceuticals, Inc. and its wholly-owned subsidiaries, including Systemic Pulmonary Delivery, Ltd., and Ion Pharmaceuticals, Inc. and are herein referred to as "the Company." All significant intercompany transactions are eliminated in consolidation.

     The accompanying consolidated interim financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 1999 is dependent upon obtaining additional funding. However, the accompanying consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.   UNEARNED REVENUE

     In May 1999, in conjunction with the completion of the Phase I/II Metered Solution Inhaler-albuterol trial, Zambon Group, SpA provided the Company with a $1 million interest-free advance against future milestone payments. Upon the attainment of certain future milestones, the Company will recognize this advance as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing on January 1, 2002. The proceeds from this advance are not restricted as to their use by the Company.

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the forward-looking statements include the Company's need to obtain substantial additional capital (through financings or otherwise) to fund its operations and the program of development and licensing/commercialization of the Company's technologies. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Using these pulmonary delivery systems as platforms, the Company has established strategic alliances with Elan Corporation, plc ("Elan"), Siemens AG ("Siemens") and Zambon Group SpA ("Zambon") for developing initial products. In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. As part of the strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for systemic diseases to be delivered to the lungs. The initial systemic programs are for therapies in the breakthrough pain and migraine headache markets. Elan licensed two of its own delivery technologies to the Company that complement the MSI and ADDS technologies. Outside of its strategic alliances, the Company owns the worldwide rights to respiratory disease applications of all of its technologies, subject only to the MSI respiratory rights licensed to Zambon. The Company will seek to acquire additional novel platform drug delivery systems and technologies.

Results of Operations

Revenue

Sublicense revenue for the three months ended June 30, 1998 relates to an agreement with Lorus Therapeutics, Inc. (formerly Imutec Pharma Inc.) licensing the rights to a series of compounds for the treatment of cancer, Kaposi's sarcoma and actinic kerotosis. The Company received 583,188 shares of Lorus Therapeutics, Inc. stock with a value of $350,000. From inception through the period ended June 30, 1999, the Company has earned sublicense revenue of $1,360,000 related to the sublicensing of various early stage technologies. As part of the Company's focus on later stage opportunities, the Company continues seeking to outlicense its remaining portfolio of early stage technologies. There can be no assurance that the Company will receive license fees or other payments related to these technologies. The Company believes these early stage technologies will have no material impact on the financial position of the Company.

Interest income was $17,476 and $2,562 for the quarter ended June 30, 1999 and 1998, respectively, and $39,353 and $3,515, for the six months ended June 30, 1999 and 1998, respectively. The increase between years is attributable to higher available cash balances for investment reflecting the cash received from the sale of stock associated with the 1998 agreements with Zambon and Elan. From inception through the period June 30, 1999, the Company has earned interest income of $553,453.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Acquisition of Research & Development In-Process Technology

Acquisition of research and development in-process technology of $12,500,000 for the second quarter of 1998 relates to the purchase of certain pulmonary device delivery technologies from Elan. The acquisition of research and development in-process technology from inception to June 30, 1999 of $14,975,000 reflects the acquisitions of Camelot Pharmacal, LLC in 1997 for $1,650,000, certain delivery technologies from Elan totaling $12,500,000 and the ADDS from Aeroquip-Vickers for $825,000 in 1998.

Research and Development

Research and development expenses were $835,975 and $187,063 for the second quarter of 1999 and 1998, respectively, and $1,490,954 and $1,796,104, for the first half of 1999 and 1998, respectively. The increase for the three month period ended June 30, 1999 of $648,912 primarily resulted from development expenses associated with the ADDS which was purchased during the third quarter of 1998. The decrease for the six months ended June 30, 1999 of $305,150 reflects the shifting of responsibility for development expenses of the respiratory applications of the MSI to the Company's partner, Zambon, partially offset by the above-mentioned increase in ADDS development expenses.

General and Administrative

General and administrative expenses were $632,693 and $882,409 for the three months ended June 30, 1999 and 1998, respectively, and $1,132,356 and $1,494,899 for the six months ended June 30, 1999 and 1998, respectively. The decrease for the second quarter of 1999 of $249,716 was primarily attributable to the expense associated with the settlement of an old dispute with the innovator of one of the Company's early stage research projects, and legal and consulting fees associated with completing the agreements with Zambon and Elan, both of which occurred in 1998. The decrease for the first half of 1999 of $362,543 was due to lower compensation expense reflecting fewer employees during the first quarter of 1999 as compared to the same period in 1998, in addition to the above-mentioned settlement and lower legal and consulting costs.

Interest Expense

Interest expense was $35,818 and $86,211 for the second quarter of 1999 and 1998, respectively, and $65,709 and $128,681 for the first six months of 1999 and 1998, respectively. The decrease in 1999 as compared to 1998 resulted from interest associated with the Company's Series A Cumulative Convertible Preferred Stock and 6% Convertible Subordinated Debentures which were both converted into Common Stock during 1998.

Liquidity and Capital Resources

The Company's cash available as of June 30, 1999 for funding its operations was $1,259,022. As of such date, the Company had trade payables of $352,349 and current research obligations of $449,805. In addition, subsequent to June 30, 1999, the Company has committed to fund an additional $1,029,322 for development of pulmonary delivery systems.

As part of an agreement with Elan, Elan agreed to make available to the Company a convertible promissory note that provides the Company the right to borrow up to $2,000,000, subject to satisfying certain conditions. No more than $500,000 may be drawn under the note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. As of June 30, 1999, the Company had borrowed $1,500,000 under this note. In July 1999, the Company borrowed an additional $500,000 under the note.

In May 1999, in conjunction with the completion of its Phase I/II Metered Solution Inhaler-albuterol trial, Zambon Group, SpA provided the Company with a $1 million interest-free advance against future milestone payments. Upon the attainment of certain future milestones, the Company will recognize this advance as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing on January 1, 2002. The proceeds from this advance are not restricted as to their use by the Company. Upon the achievement of certain other early milestones, Zambon will provide an additional $1,000,000 advance under the terms of the agreement.

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

During 1998, the Company conducted an assessment of its computer systems to identify systems that could be affected by the Year 2000 issue. All identified systems that could potentially be affected by the turnover to the Year 2000 were tested. During the second quarter of 1999, all noncompliant internal software and hardware were replaced or upgraded to reach compliance.

The Company relies on various universities and laboratories for conducting a significant portion of the research and development of its products. The Company is currently in the process of communicating with third parties with which it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company anticipates completing its third party review during the third quarter of 1999. To date, all vendors that have responded to the Company's requests are either fully compliant, or plan to be within the timeframe for the completion of this project. However, there can be no guarantee that the systems of third parties, principally clinical research companies and institutions, on which the Company relies will be timely Year 2000 compliant or that a failure to become Year 2000 compliant by another company, or a Year 2000 conversion process that is incompatible with the Company's systems, would not have material adverse effect on the Company, including delays of continued research and development efforts. At this time, the Company does not anticipate this worst case scenario to occur, nor does the Company anticipate any major interruptions in its development efforts.

Due to the lack of legacy systems at the Company and the limited number of issues that have arisen, to date the Company has not formalized a contingency plan. A formal contingency plan will be addressed after the communication effort with outside vendors/contractors is completed. This contingency plan may include alternate vendor selection if necessary, and address potential manual procedures in areas where systems will not operate properly.

As of June 30, 1999 the Company has spent approximately $15,000 to replace software and hardware which were identified as lacking compliance. The Company estimates that it will incur an additional $5,000 to complete its Year 2000 efforts. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans.
                                      -11-

PART II:  OTHER INFORMATION

Item 2.   Changes in Securities.
          ---------------------

          The following unregistered securities were issued by the Company during the quarter ended June 30, 1999:

                             Number of
                              Shares
                            Sold/Issued    Offering/
Date of      Description    /Subject to    Exercise
Sale/        of Securities  Options or     Price per       Purchaser or
Issuance       Issued        Warrants      Share ($)          Class
----------     ------       ----------    ------------   ----------------

June 1999    Common stock    50,000         $2.25        Advisors in lieu
               warrants                                      of cash
                                                           consideration.

          The issuance of these securities is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          An annual Meeting of Stockholders was held on June 29, 1999. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting.

     (a)  Election of members of the Board of Directors.
          ---------------------------------------------

                                            Voted    Votes     Broker Non-Votes
             Name              Voted for   Against  Withheld    and Absentions
             ----              ---------   -------  --------   -----------------
        Loren G. Peterson      23,119,708     -      63,905           -
        Thomas M. Fitzgerald   23,118,833     -      64,780           -
        John M. Bailey         23,118,883     -      64,730           -
        Digby W. Barrios       23,120,883     -      62,730           -
        Todd C. Davis          23,135,383     -      48,230           -
        George R. Griffiths    23,134,058     -      49,555           -

     (b) Amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 50,000,000 to 60,000,000.
          ---------------------------------------------------------------------

          Voted For:                          22,644,577
          Voted Against:                         422,316
          Voted Abstained:                       116,720
          Broker Non-Votes:                            -

     (c) Ratification of Ernst & Young LLP as independent public accountant for fiscal year ending December 31, 1999.
          ----------------------------------------------------------------------

          Voted For:                          22,609,648
          Voted Against:                         449,900
          Voted Abstained:                       124,065
          Broker Non-Votes:                            -

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

          Exhibits
          --------

          No.       Description
          --        -----------
          27        Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 SHEFFIELD PHARMACEUTICALS, INC.

Dated: August 11, 1999              /s/ Loren G. Peterson
                                    --------------------------------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated: August 11, 1999              /s/ Scott A. Hoffmann
                                    --------------------------------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)