Form 10-Q
period 2000-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 2000-05-15
CIK 894158

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2000


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

                                      None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ] No


The number of shares outstanding of the Registrant's Common Stock is 27,998,310 shares as of May 11, 2000.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    Form 10-Q
                      For the Quarter Ended March 31, 2000

                                Table of Contents


                                                                            Page
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2000
   and December 31, 1999......................................................3

Consolidated Statements of Operations
  for the three months ended March 31, 2000 and 1999 and for the period from
  October 17, 1986 (inception) to March 31, 2000 .............................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to March 31, 2000 ..............................................5

Consolidated Statements of Cash Flows
  for the three  months ended March 31, 2000
  and 1999 and for the period from
  October 17, 1986 (inception) to March 31, 2000..............................6

Notes to Consolidated Financial Statements ...................................7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................8

                                     PART II

Item 2.  Changes in Securities...............................................11

Item 4.  Submission of Matters to a Vote of Security Holders.................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

PART I:                             FINANCIAL INFORMATION
Item 1.                             Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           Consolidated Balance Sheets

                               Assets
                                                                                               March 31, 2000      December 31, 1999
                                                                                               --------------      -----------------
                                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents ............................................................         $  3,487,892          $  3,874,437
  Marketable equity security ...........................................................            2,004,709               519,387
  Prepaid expenses and other current assets ............................................              349,712               145,237
                                                                                                 -----------           ------------
      Total current assets .............................................................            5,842,313             4,539,061
                                                                                                 ------------          ------------

Property and equipment:
   Laboratory equipment ................................................................              415,704               407,624
   Office equipment ....................................................................              202,304               178,797
   Leasehold improvements ..............................................................               18,320                15,000
                                                                                                 ------------          ------------
      Total at cost ....................................................................              636,328               601,421
   Less accumulated depreciation and amortization ......................................             (337,530)             (311,752)
                                                                                                 ------------          ------------
      Property and equipment, net ......................................................              298,798               289,669
                                                                                                 ------------          ------------

Patent costs, net of accumulated amortization of $5,233
   and $0, respectively ................................................................              204,283               204,283
Other assets ...........................................................................               15,830                15,642
                                                                                                 ------------          ------------
      Total assets .....................................................................         $  6,361,042          $  5,048,655
                                                                                                 ============          ============

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities ............................................         $    519,148          $    773,206
   Sponsored research payable ..........................................................              399,712               421,681
                                                                                                 ------------          ------------
      Total current liabilities ........................................................              918,860             1,194,887

Convertible promissory note ............................................................            2,000,000             2,000,000
Unearned revenue .......................................................................            1,000,000             1,000,000
Other long-term liabilities ............................................................              229,935               182,695
Commitments and contingencies ..........................................................                 --                    --
                                                                                                 ------------          ------------
      Total liabilities ................................................................            4,148,795             4,377,582

Minority interest in subsidiary ........................................................                 --                    --

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 3,000,0000 shares:
      Series C cumulative convertible preferred stock, authorized
        23,000 shares; 13,006 and 12,780 shares issued and
        outstanding at March 31, 2000 and December 31, 1999,
        respectively ...................................................................                  130                   128
      Series D cumulative convertible exchangeable preferred stock, authorized 21,000 shares; 12,015 issued and outstanding at
        March 31, 2000 and December 31, 1999 ...........................................                  120                   120
      Series F convertible non-exchangeable preferred stock,
        5,000 shares authorized; 5,000 shares issued and outstanding at
        March 31, 2000 and December 31, 1999
                                                                                                           50                    50
      Common stock, $.01 par value,  authorized 60,000,000 shares;
        Issued and outstanding 27,877,267 and 27,308,846 shares at
        March 31, 2000 and December 31, 1999, respectively .............................              278,772               273,088
Additional paid-in capital .............................................................           75,371,519            73,638,128
Other comprehensive income .............................................................            1,654,709               169,387
Deficit accumulated during development stage ...........................................          (75,093,053)          (73,409,828)
                                                                                                 ------------          ------------
        Total stockholders' equity .....................................................            2,212,247               671,073
                                                                                                 ------------          ------------

Total liabilities and stockholders' equity .............................................         $  6,361,042          $  5,048,655
                                                                                                 ============          ============

                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)


                     Consolidated Statements of Operations
                    For the Three Months Ended March 31, 2000
                          and 1999 and for the Period
               from October 17, 1986 (inception) to March 31, 2000
                                  (Unaudited)

                                                                                                                       October 17,
                                                                                                                           1986
                                                                                      Three Months Ended            (inception) to
                                                                                          March 31                    March 31,
                                                                             ------------------------------------------------------
                                                                                 2000                  1999                 2000
                                                                             -------------        ----------        ---------------
Revenues:
   Contract research revenue ........................................        $    121,170         $     26,000         $    520,548
   Sublicense revenue ...............................................                --                   --              1,360,000
                                                                             ------------         ------------         ------------

        Total revenues ..............................................             121,170               26,000            1,880,548

Expenses:
   Acquisition of research and development
         in-process technology ......................................                --                   --             29,975,000
   Research and development .........................................             902,023              680,979           25,927,447
   General and administrative .......................................             694,724              499,663           22,537,189
                                                                             ------------         ------------         ------------

        Total expenses ..............................................           1,596,747            1,180,642           78,439,636
                                                                             ------------         ------------         ------------

Loss from operations ................................................          (1,475,577)          (1,154,642)         (76,559,088)

Interest income .....................................................              52,501               21,877              658,542
Interest expense ....................................................             (50,033)             (29,891)            (623,388)
Minority interest in loss of subsidiary .............................              16,019                 --              3,001,019
                                                                             ------------         ------------         ------------

Loss before extraordinary item ......................................          (1,457,090)          (1,162,656)         (73,522,915)

Extraordinary item ..................................................                --                   --                 42,787
                                                                             ------------         ------------         ------------

Net loss ............................................................        $ (1,457,090)        $ (1,162,656)        $(73,480,128)
                                                                             ============         ============         ============

Accretion of mandatorily redeemable preferred stock .................                --                   --               (103,400)
                                                                             ------------         ------------         ------------

Net loss - attributable to common shares ............................        $ (1,457,090)        $ (1,162,656)        $(73,583,528)
                                                                             ============         ============         ============

Weighted average common shares outstanding-
   basic and diluted ................................................          27,588,397           27,074,252            8,282,153

Net loss per share of common stock - basic and diluted:
      Loss before extraordinary item
                                                                             $      (0.05)        $      (0.04)        $      (8.88)
      Extraordinary item ............................................                --                   --                    .01
                                                                             ------------         ------------         ------------
      Net loss per share ............................................        $      (0.05)        $      (0.04)        $      (8.87)
                                                                             ============         ============         ============


                See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
       For the Period from October 17, 1986 (Inception) to March 31, 2000
                                   (Unaudited)

                                                                                               Notes
                                                                                             receivable
                                                                                                 in
                                                                                              connection     Additional
                                                                 Preferred      Common       with sale of     paid-in
                                                                    stock       Stock          stock          capital
                                                                    -----       -----          -----          -------
Balance at October 17, 1986..................................  $      --     $         --     $     --     $         --
Common stock issued..........................................         --       11,340,864       37,400       18,066,219
Reincorporation in Delaware at $.01 par value................         --      (11,220,369)          --       11,220,369
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C.................         --            6,000           --        1,644,000
Common stock options issued..................................         --               --           --          240,868
Common stock options extended................................         --               --           --          215,188
Accretion of issuance costs for Series A preferred stock.....         --               --           --               --
Common stock subscribed......................................         --               --     (110,000)              --
Comprehensive income (loss):.................................
       Net loss..............................................         --               --           --               --
       Comprehensive income (loss)...........................         --               --           --               --
                                                               ---------     ------------    ---------     ------------
Balance at December 31, 1997.................................         --          126,495      (72,600)      31,386,644

Common stock issued..........................................         --          144,089       62,600       12,472,966
Series C preferred stock issued..............................        115               --           --       11,499,885
Series C preferred stock dividends...........................          4               --           --          413,996
Accretion of issuance costs for Series A preferred stock.....         --               --           --               --
Comprehensive income (loss):.................................
     Unrealized loss on marketable securities................         --               --           --               --
     Net loss................................................         --               --           --               --
     Comprehensive income (loss).............................         --               --           --               --
                                                                --------     ------------     --------      -----------
Balance at December 31, 1998.................................        119          270,584      (10,000)      55,773,491

Common stock issued..........................................         --            2,504       10,000           89,059
Series C preferred stock dividends...........................          9               --           --          865,991
Series D preferred stock issued..............................        120               --           --       12,014,880
Series F preferred stock issued..............................         50               --           --        4,691,255
Common stock warrants issued.................................         --               --           --          203,452
Comprehensive income (loss):.................................
     Unrealized gain on marketable securities................         --               --           --               --
     Net loss................................................         --               --           --               --
     Comprehensive income (loss).............................         --               --           --               --
                                                                --------      -----------     --------      -----------
Balance at December 31, 1999.................................        298          273,088           --       73,638,128

Common stock issued..........................................         --            5,684           --        1,474,891
Series C preferred stock dividends...........................          2               --           --          225,998
Common stock warrants issued.................................         --               --           --           32,502
Comprehensive income (loss):.................................
     Unrealized gain on marketable securities................         --               --           --               --
     Net loss................................................         --               --           --               --
     Comprehensive income (loss).............................         --               --           --               --
                                                                --------      -----------     --------      -----------

Balance at March 31, 2000....................................       $300         $278,772     $     --      $75,371,519
                                                                ========      ===========     ========      ===========

                                                                                     Deficit       Total
                                                                        Other    accumulated    stockholders'
                                                                    comprehen-      during       equity (net
                                                                    sive income  development       capital
                                                                      (loss)         stage       deficiency)
                                                                      ------         -----       -----------

Balance at October 17, 1986..................................     $     --       $     --      $        --
Common stock issued..........................................           --             --       29,444,483
Reincorporation in Delaware at $.01 par value................           --             --               --
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C.................           --             --        1,650,000
Common stock options issued..................................           --             --          240,868
Common stock options extended................................           --             --          215,188
Accretion of issuance costs for Series A preferred stock.....           --        (79,500)         (79,500)
Common stock subscribed......................................           --             --         (110,000)
Comprehensive income (loss):.................................
       Net loss..............................................           --    (36,077,790)              --
       Comprehensive income (loss)...........................           --             --      (36,077,790)
                                                                  --------   ------------      ------------
Balance at December 31, 1997.................................           --    (36,157,290)      (4,716,751)

Common stock issued..........................................           --             --       12,679,655
Series C preferred stock issued..............................           --             --       11,500,000
Series C preferred stock dividends...........................           --       (415,112)          (1,112)
Accretion of issuance costs for Series A preferred stock.....           --        (23,900)         (23,900)
Comprehensive income (loss):.................................
     Unrealized loss on marketable securities................     (222,226)            --               --
     Net loss................................................           --    (18,560,461)              --
     Comprehensive income (loss).............................           --             --      (18,782,687)
                                                                  --------   ------------     -------------
Balance at December 31, 1998.................................     (222,226)   (55,156,763)         655,205

Common stock issued..........................................           --             --          101,563
Series C preferred stock dividends...........................           --       (868,277)          (2,277)
Series D preferred stock issued..............................           --             --       12,015,000
Series F preferred stock issued..............................           --             --        4,691,305
Common stock warrants issued.................................           --             --          203,452
Comprehensive income (loss):.................................
     Unrealized gain on marketable securities................      391,613             --               --
     Net loss................................................           --    (17,384,788)              --
     Comprehensive income (loss).............................           --             --      (16,993,175)
                                                                  --------   ------------     -------------
Balance at December 31, 1999.................................      169,387    (73,409,828)         671,073

Common stock issued..........................................           --             --        1,480,575
Series C preferred stock dividends...........................           --       (226,135)            (135)
Common stock warrants issued.................................           --             --           32,502
Comprehensive income (loss):.................................
     Unrealized gain on marketable securities................    1,485,322             --               --
     Net loss................................................           --     (1,457,090)              --
     Comprehensive income (loss).............................           --             --           28,232
                                                                ----------   ------------     ------------
Balance at March 31, 2000....................................   $1,654,709   $(75,093,053)      $2,212,247
                                                                ==========   ============     ============

See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and 1999 and for
                 the Period from October 17, 1986 (inception) to
                                 March 31, 2000
                                   (Unaudited)


                                                                                             Three Months Ended     October 17, 1986
                                                                                                   March 31,          (inception) to
                                                                                       ----------------------------       March 31,
                                                                                          2000            1999              2000
                                                                                       ------------    ------------    -------------
Cash outflows from operating activities:
    Net loss ......................................................................    $(1,457,090)    $(1,162,656)    $(73,480,128)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
         services .................................................................         44,502          62,567        2,529,927
     Non-cash acquisition of research and development in-process technology
                                                                                              --              --          1,650,000
     Depreciation and amortization ................................................         31,012          19,856          510,572
     (Increase) decrease in prepaid expenses & other current assets ...............       (204,475)          4,441         (408,753)
     Decrease in other assets .....................................................         (5,239)           --           (166,123)
     Decrease in accounts payable and accrued liabilities .........................       (238,409)        (45,363)         (52,543)
     (Decrease) increase in sponsored research payable ............................        (21,969)           --            976,782
     Increase in unearned revenue .................................................           --              --          1,000,000
     Other ........................................................................         32,978          28,514          595,968
                                                                                       -----------     -----------     ------------
Net cash used by development stage activities .....................................     (1,818,690)     (1,092,641)     (66,844,298)
                                                                                       -----------     -----------     ------------

Cash flows from investing activities:
     Acquisition of laboratory and office equipment, and leasehold
         improvements .............................................................        (34,907)         (6,231)        (620,619)
     Other ........................................................................           --             2,500          117,998
                                                                                       -----------     -----------     ------------
Net cash used by investing activities .............................................        (34,907)         (3,731)        (502,621)
                                                                                       -----------     -----------     ------------

Cash flows from financing activities:
     Payments on debt and capital leases ..........................................         (1,523)         (1,303)        (837,697)
     Net proceeds from issuance of:
        Debt ......................................................................           --           500,000        5,050,000
        Common stock ..............................................................           --              --         21,418,035
        Preferred stock ...........................................................           --              --         32,741,117
     Proceeds from exercise of warrants/stock options .............................      1,468,575          50,000       12,962,296
     Other ........................................................................           --              --           (500,024)
                                                                                       -----------     -----------     ------------
Net cash provided by financing activities .........................................      1,467,052         548,697       70,833,727
                                                                                       -----------     -----------     ------------

Net (decrease) increase in cash and cash equivalents ..............................       (386,545)       (547,675)       3,486,808
Cash and cash equivalents at beginning of period ..................................      3,874,437       2,456,290            1,084
                                                                                       -----------     -----------     ------------
Cash and cash equivalents at end of period ........................................    $ 3,487,892     $ 1,908,615     $  3,487,892
                                                                                       ===========     ===========     ============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for services .....................    $    44,502     $    62,567     $  2,529,927
     Common stock redeemed in payment of notes receivable .........................           --              --             10,400
     Acquisition of research and development in-process
         technology ...............................................................           --              --          1,655,216
     Common stock issued for intellectual property rights .........................           --              --            866,250
     Common stock issued to retire debt ...........................................           --              --            600,000
     Common stock issued to redeem convertible securities .........................           --              --          5,353,368
     Securities acquired under sublicense agreement ...............................           --              --            850,000
     Equipment acquired under capital lease .......................................           --              --            121,684
     Notes payable converted to common stock ......................................           --              --            749,976
     Stock dividends ..............................................................        226,000         208,495        1,872,824

Supplemental disclosure of cash flow information:  Interest paid ..................    $       821     $     1,377     $    277,141

See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at March 31, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

         These consolidated financial statements include the accounts of Sheffield Pharmaceuticals, Inc. and its wholly owned subsidiaries, Systemic Pulmonary Delivery, Ltd., Ion Pharmaceuticals, Inc., and CP Pharmaceuticals, Inc., and its 80.1% owned subsidiary, Respiratory Steroid Delivery, Ltd. and are herein referred to as "Sheffield" or the "Company." All significant intercompany transactions are eliminated in consolidation.

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


3.       RECLASSIFICATIONS

         Certain amounts in the prior year financial statements and notes have been reclassified to conform to the current year presentation.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains certain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the forward-looking statements include the Company's need to obtain substantial additional capital (through financings or otherwise) to fund its operations and the progress of development and licensing/commercialization of the Company's technologies. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Overview

The Company is a specialty pharmaceutical company focused on development and commercialization of later stage, lower risk pharmaceutical products that utilize the Company's unique proprietary pulmonary delivery technologies. The Company is in the development stage and, as such, has been principally engaged in the development of its pulmonary delivery systems. The Company and its development partners currently have nine products in various stages of development.

In 1997, the Company acquired the Metered Solution Inhaler ("MSI"), a portable nebulizer-based pulmonary delivery system, through a worldwide exclusive license and supply arrangement with Siemens AG ("Siemens"). During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the Aerosol Drug Delivery System ("ADDS") from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The ADDS technology is a new generation propellant-based pulmonary delivery system. Additionally, during 1998, Sheffield licensed from Elan Corporation, plc ("Elan"), the Ultrasonic Pulmonary Drug Absorption System ("UPDAS(TM)"), a novel disposable unit dose nebulizer system, and Elan's Absorption Enhancing Technology ("Enhancing Technology"), a therapeutic agent to increase the systemic absorption of drugs. In October 1999, the Company licensed Elan's Nanocrystal(TM) technology to be used in developing certain steroid products.

Using the above pulmonary delivery systems and technologies as platforms, the Company has established strategic alliances for developing its initial products with Elan, Siemens and Zambon Group SpA ("Zambon").

In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. Under its agreement with Zambon, MSI commercial rights for respiratory products have been sublicensed to Zambon in return for an equity investment in the Company (approximately 10%). The Company has maintained co-marketing rights for the U.S. The Company's ability to co-market MSI respiratory products in the U.S. requires no additional payment by the Company. Zambon has committed to fund the development costs for respiratory compounds delivered by the MSI, as well as make certain milestone payments and pay royalties on net sales to the Company resulting from these MSI products. Initial products for respiratory disease therapy delivered through the MSI include albuterol, ipratropium, cromolyn and inhaled steroids.

As part of a strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for non-respiratory diseases to be delivered to the lungs using both the ADDS and MSI. In 1998, the systemic applications of the MSI and ADDS were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. The Company retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the ADDS technology and the two Elan technologies. Two systemic compounds for pulmonary delivery are currently under development. For the treatment of breakthrough pain, the Company is developing morphine delivered through the MSI. Ergotamine, a therapy for the treatment of migraine headaches, is currently being developed for use in the ADDS.

In addition to the above alliance with Elan, in 1999, the Company and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), to develop certain inhaled steroid products to treat respiratory diseases using Elan's NanoCrystal technology. The inhaled steroid products to be developed include a propellant-based steroid formulation for delivery through the ADDS, a solution-based unit-dose-packaged steroid formulation for delivery using a conventional tabletop nebulizer, and a solution-based steroid formulation for delivery using the MSI system, subject to further agreement with Zambon.
                                       8

Outside of these alliances, the Company owns the worldwide rights to respiratory disease applications of all of its technologies, subject only to the MSI respiratory rights sublicensed to Zambon.

Results of Operations

Revenue

Contract research revenues primarily represent revenue earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of the MSI. Contract research revenue for the quarters ended March 31, 2000 and 1999 were $121,170 and $26,000, respectively. The increase relates to three additional respiratory programs in development in the first quarter of 2000 as compared to 1999. Costs of contract research revenue approximate such revenue and are included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, upon the success of current clinical studies, and obtaining additional collaborative agreements.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development expenses were $902,023 for the first quarter of 2000 as compared to $680,979 for the first quarter of 1999. The increase of $221,044 from 1999 primarily reflects costs associated with modifications being made to the MSI to enhance its commercial appeal prior to the start of Phase III MSI-albuterol clinical trials, partially offset by lower development and engineering costs related to the ADDS device.

General and Administrative

General and administrative expenses were $694,724 for the quarter ended March 31, 2000, compared with $499,663 for the same quarter of 1999. The increase from the first quarter of 1999 of $195,061 was primarily due to higher consulting costs and legal fees associated with expanded business development activity.

Interest

Interest income was $52,501 for the quarter ended March 31, 2000 as compared to $21,877 for the same quarter of 1999. The $30,624 increase in interest income was primarily due to larger balances of cash available for investment and higher average yields on those investments.

Interest expense was $50,033 for the first quarter of 2000, compared with $29,891 for the first quarter of 1999. The increase of $20,142 in 2000 as compared to 1999 resulted from higher outstanding balances on the Company's convertible promissory note with Elan, as well as a higher average interest rate on the note.

Liquidity and Capital Resources

At March 31, 2000, the Company had $3,487,892 in cash and cash equivalents compared to $3,874,437 at December 31, 1999. The decrease of $386,545 primarily reflects $1,818,690 of cash disbursements used primarily to fund operating activities, partially offset by $1,468,575 in net proceeds from the exercise of common stock options and warrants.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17,000,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from the above-mentioned preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4,000,000 of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"). The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs. As of March 31, 2000, no purchases of Series E Preferred Stock have been made.

In May 1999, in conjunction with the completion of its Phase I/II MSI-albuterol trial, Zambon provided the Company with a $1,000,000 interest-free advance against future milestone payments. Upon the attainment of certain future milestones, the Company will recognize this advance as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing January 1, 2002. The proceeds from this advance are not restricted as to their use by the Company. Upon the achievement of certain other technical milestones, Zambon will provide an additional $1,000,000 advance under the terms of the agreement.

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $72.2 million through March 31, 2000, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $25.9 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

PART II:     OTHER INFORMATION

Item 2.      Changes in Securities.

             The following unregistered securities were issued by the Company during the quarter ended March 31, 2000:

                                                        Number of
                                                          Shares
                                                        Sold/Issued
                                  Description           /Subject to
                  Date of        of Securities           Options or      Offering/Exercise
              Sale/Issuance        Issued                 Warrants       Price per Share($)     Purchaser or Class
              -------------        ------                 --------       ------------------     ------------------

              January 2000       Common stock           21,524              $5.00         Advisor in lieu of cash
                                 warrants.                                                consideration.

              January 2000       Common stock           45,000              $5.00         Issuance to certain
                                 options.                                                   Directors pursuant to
                                                                                            the 1996 Directors
                                                                                            Stock Option Plan.

              March 2000         Common stock            4,465              $2.69         Advisor in lieu of cash
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


Item 4.      Submission of Matters to a Vote of Security Holders

             A special meeting of stockholders was held on January 20, 2000. Listed below are the matters voted on by stockholders and the number of votes cast at the meeting.

       (a)   Approval  of  issuance  of  the   Company's   Series  D  Cumulative
             Convertible Exchangeable Preferred Stock and the Company's Common Stock issuable upon conversion of such Preferred Stock.

             Voted For                           14,535,522
             Voted Against                          765,533
             Votes Withheld                         161,450

       (b)   Approval   of   issuance   of  Series  E   Cumulative   Convertible
             Non-Exchangeable Preferred Stock and the Company's Common Stock issuable upon conversion of such Preferred Stock.

             Voted For                           14,516,258
             Voted Again                            784,198
             Votes Withheld                         162,549


Item 6.      Exhibits and Reports on Form 8-K.
             No reports on Form 8-K were filed during the quarter ended March 31, 2000.

             Exhibits

             No.          Description

             27           Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SHEFFIELD PHARMACEUTICALS, INC.

Dated: May 11, 2000                  /s/ Loren G. Peterson
                                     ---------------------
                                         Loren G. Peterson
                                         President & Chief Executive Officer


Dated: May 11, 2000                 /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)