Form 10-Q
period 2000-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2000-08-11
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000


                         Commission file number 1-12584


                         SHEFFIELD PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its Charter)


                DELAWARE                                  13-3808303
        (State of Incorporation)            (IRS Employer Identification Number)


425 SOUTH WOODSMILL ROAD                      63017         (314) 579-9899
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


The number of shares outstanding of the Registrant's Common Stock is 28,105,293 shares as of August 11, 2000.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000

                                Table of Contents

                                                                                               Page
                                                                                               ----
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2000
  and December 31, 1999..........................................................................3

Consolidated Statements of Operations
  for the three and six months ended June 30, 2000 and 1999 and for the period from October 17, 1986 (inception) to June 30, 2000.............................................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to June 30, 2000 ..................................................................5

Consolidated Statements of Cash Flows
  for the six months ended June 30, 2000 and 1999 and for the period from
  October 17, 1986 (inception) to June 30, 2000..................................................6

Notes to Consolidated Financial Statements ......................................................7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................................................8


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders....................................12

Item 6.  Exhibits and Reports on Form 8-K.......................................................12

Signatures......................................................................................13


PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                         June 30,                 December 31,
                                                                                           2000                       1999
                                                                                     ----------------           ---------------
                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents ..................................................     $     1,846,056            $    3,874,437
    Marketable equity securities................................................           1,140,950                   519,387
    Prepaid expenses and other current assets ..................................             476,082                   145,237
                                                                                     ----------------           ---------------
       Total current assets ....................................................           3,463,088                 4,539,061
                                                                                     ----------------           ---------------

Property and equipment:
    Laboratory equipment .......................................................             415,704                   407,624
    Office equipment ...........................................................             208,347                   178,797
    Leasehold improvements .....................................................              18,320                    15,000
                                                                                     ----------------           ---------------
       Total at cost ...........................................................             642,371                   601,421
    Less accumulated depreciation and amortization .............................           (364,708)                 (311,752)
                                                                                     ----------------           ---------------
       Property and equipment, net .............................................             277,663                   289,669
                                                                                     ----------------           ---------------

Patent costs, net of accumulated amortization of $10,467 and $0, respectively ..             182,868                   204,283
Other assets....................................................................              15,830                    15,642
                                                                                     ----------------           ---------------
    Total assets ...............................................................     $     3,939,449            $    5,048,655
                                                                                     ================           ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable and accrued liabilities ...................................     $       508,698            $      773,206
    Sponsored research payable .................................................             348,629                   421,681
                                                                                     ----------------           ---------------
       Total current liabilities ...............................................             857,327                 1,194,887

Convertible promissory note ....................................................           2,000,000                 2,000,000
Unearned revenue ...............................................................           1,000,000                 1,000,000
Other long-term liabilities ....................................................             283,287                   182,695
Commitments and contingencies ..................................................                  --                        --
                                                                                     ----------------           ---------------
    Total liabilities ..........................................................           4,140,614                 4,377,582

Minority interest in subsidiary.................................................                  --                        --

Stockholders' equity (net capital deficiency):
  Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; 13,236 and 12,780 shares issued and outstanding at June 30,
         2000 and December 31, 1999, respectively...............................                 132                       128
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; 12,435 and 12,015 issued and outstanding at June 30,
         2000 and December 31, 1999, respectively...............................                 124                       120
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2000 and
         December 31, 1999......................................................                  50                        50
    Common stock, $.01 par value, authorized 60,000,000 shares; issued and outstanding 28,080,293 and 27,308,846 shares at June 30, 2000 and
      December 31, 1999, respectively...........................................             280,803                   273,088
Additional paid-in capital .....................................................          75,836,293                73,638,128
Other comprehensive income .....................................................             808,955                   169,387
Deficit accumulated during development stage ...................................        (77,127,522)              (73,409,828)
                                                                                     ----------------           ---------------
          Total stockholders' equity (net capital deficiency) ..................           (201,165)                   671,073
                                                                                     ----------------           ---------------

Total liabilities and stockholders' equity (net capital deficiency).............     $     3,939,449            $    5,048,655
                                                                                     ================           ===============



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 2000 and 1999 and
              for the Period from October 17, 1986 (inception) to
                                 June 30, 2000
                                  (Unaudited)

                                                  Three Months Ended                 Six Months Ended         October 17, 1986
                                                       June 30,                           June 30,             (inception) to
                                             -----------------------------    -----------------------------        June 30,
                                                 2000             1999             2000             1999            2000
                                             -------------   -------------    -------------   -------------   ---------------
Revenues:
  Contract research revenue...............   $    124,505    $     67,709     $    245,675    $     93,709    $      645,053
  Sublicense revenue......................             --              --               --              --         1,360,000
                                             -------------   -------------    -------------   -------------   ---------------
     Total revenues.......................        124,505          67,709          245,675          93,709         2,005,053

Expenses:
  Acquisition of research and development
    in-process technology.................             --              --               --              --        29,975,000
  Research and development................        882,755         903,684        1,784,778       1,584,663        26,810,202
  General and administrative..............        691,421         632,693        1,386,145       1,132,356        22,903,695
                                             -------------   -------------    -------------   -------------   ---------------
     Total expenses.......................      1,574,176       1,536,377        3,170,923       2,717,019        79,688,897
                                             -------------   -------------    -------------   -------------   ---------------

Loss from operations......................     (1,449,671)     (1,468,668)      (2,925,248)     (2,623,310)      (77,683,844)

Interest income...........................         41,991          17,476           94,492          39,353           700,533
Interest expense..........................        (57,124)        (35,818)        (107,157)        (65,709)         (680,512)
Realized gain (loss) on sale of
    marketable securities.................         52,614              --           52,614              --          (272,301)
Minority interest in loss of subsidiary...         28,380              --           44,399              --         3,029,399
                                             -------------   -------------    -------------   -------------   ---------------

Loss before extraordinary item............     (1,383,810)     (1,487,010)      (2,840,900)     (2,649,666)      (74,906,725)

Extraordinary item........................             --              --               --              --            42,787
                                             -------------   -------------    -------------   -------------   ---------------

Net loss..................................   $ (1,383,810)   $ (1,487,010)    $ (2,840,900)   $ (2,649,666)   $  (74,863,938)
                                             =============   =============    =============   =============   ===============
Accretion of mandatorily redeemable
    preferred stock.......................             --              --               --              --          (103,400)
                                             -------------   -------------    -------------   -------------   ---------------

Net loss - attributable to common shares..   $ (1,383,810)   $ (1,487,010)    $ (2,840,900)   $ (2,649,666)   $  (74,967,338)
                                             =============   =============    =============   =============   ===============

Weighted average common shares
    outstanding-basic and diluted.........     27,975,234      27,276,405       27,781,815      27,175,887         8,640,140

Net loss per share of common stock -
   basic and diluted:
    Loss before extraordinary item........   $      (0.05)   $      (0.05)    $      (0.10)   $      (0.10)   $        (8.68)
    Extraordinary item....................             --              --               --              --                --
                                             -------------   -------------    -------------   -------------   ---------------
    Net loss per share....................   $      (0.05)   $      (0.05)    $      (0.10)   $      (0.10)   $        (8.68)
                                             =============   =============    ==============  =============   ===============



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
        For the Period from October 17, 1986 (Inception) to June 30, 2000
                                   (Unaudited)

                                                                                          Notes
                                                                                       receivable
                                                                                           in
                                                                                       connection      Additional
                                                       Preferred         Common        with sale         paid-in
                                                         stock            Stock         of stock         capital
                                                     -------------   -------------   -------------   -------------
Balance at October 17, 1986 ......................   $         --    $         --    $         --    $         --
Common stock issued ..............................             --      11,340,864          37,400      18,066,219
Reincorporation in Delaware at $.01 par value ....             --     (11,220,369)             --      11,220,369
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C .....             --           6,000              --       1,644,000
Common stock options issued ......................             --              --              --         240,868
Common stock options extended ....................             --              --              --         215,188
Accretion of issuance costs for Series A preferred
     stock .......................................             --              --              --              --
Common stock subscribed ..........................             --              --        (110,000)             --
Comprehensive income (loss):
     Net loss ....................................             --              --              --              --
     Comprehensive income (loss) .................             --              --              --              --
                                                     -------------   -------------   -------------   -------------
Balance at December 31, 1997 .....................             --         126,495         (72,600)     31,386,644

Common stock issued ..............................             --         144,089          62,600      12,472,966
Series C preferred stock issued ..................            115              --              --      11,499,885
Series C preferred stock dividends ...............              4              --              --         413,996
Accretion of issuance costs for Series A preferred
     stock .......................................             --              --              --              --
Comprehensive income (loss):
     Unrealized loss on marketable securities ....             --              --              --              --
     Net loss ....................................             --              --              --              --
     Comprehensive income (loss) .................             --              --              --              --
                                                     -------------   -------------   -------------   -------------
Balance at December 31, 1998 .....................            119         270,584         (10,000)     55,773,491


Common stock issued ..............................             --           2,504          10,000          89,059
Series C preferred stock dividends ...............              9              --              --         865,991
Series D preferred stock issued ..................            120              --              --      12,014,880
Series F preferred stock issued ..................             50              --              --       4,691,255
Common stock warrants issued .....................             --              --              --         203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities ....             --              --              --              --
     Net loss ....................................             --              --              --              --
     Comprehensive income (loss) .................             --              --              --              --
                                                     -------------   -------------   -------------   -------------
Balance at December 31, 1999 .....................            298         273,088              --      73,638,128

Common stock issued ..............................             --           8,625              --       1,569,450
Repurchase and retirement of common stock ........             --            (910)             --        (312,279)
Series C preferred stock dividends ...............              4              --              --         455,996
Series D preferred stock dividends ...............              4              --              --         419,996
Common stock warrants issued .....................             --              --              --          65,002
Comprehensive income (loss):
     Unrealized gain on marketable securities ....             --              --              --              --
     Net loss ....................................             --              --              --              --
     Comprehensive income (loss) .................             --              --              --              --
                                                     -------------   -------------   -------------   -------------
Balance at June 30, 2000 .........................   $        306    $    280,803    $         --    $ 75,836,293
                                                     =============   =============   =============   =============


                                                                        Deficit           Total
                                                        Other         accumulated      stockholders'
                                                     comprehensive      during         equity (net
                                                        income        development        capital
                                                        (loss)           stage         deficiency)
                                                     -------------   -------------   -------------
Balance at October 17, 1986 ......................   $         --    $         --    $         --
Common stock issued ..............................             --              --      29,444,483
Reincorporation in Delaware at $.01 par value ....             --              --              --
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C .....             --              --       1,650,000
Common stock options issued ......................             --              --         240,868
Common stock options extended ....................             --              --         215,188
Accretion of issuance costs for Series A preferred
     stock .......................................             --         (79,500)        (79,500)
Common stock subscribed ..........................             --              --        (110,000)
Comprehensive income (loss):
     Net loss ....................................             --     (36,077,790)             --
     Comprehensive income (loss) .................             --              --     (36,077,790)
                                                     -------------   -------------   -------------
Balance at December 31, 1997 .....................             --     (36,157,290)     (4,716,751)

Common stock issued ..............................             --              --      12,679,655
Series C preferred stock issued ..................             --              --      11,500,000
Series C preferred stock dividends ...............             --        (415,112)         (1,112)
Accretion of issuance costs for Series A preferred
     stock .......................................             --         (23,900)        (23,900)
Comprehensive income (loss):
     Unrealized loss on marketable securities ....       (222,226)             --              --
     Net loss ...................................              --     (18,560,461)             --
     Comprehensive income (loss) .................             --              --     (18,782,687)
                                                     -------------   -------------   -------------
Balance at December 31, 1998 .....................       (222,226)    (55,156,763)        655,205

Common stock issued ..............................             --              --         101,563
Series C preferred stock dividends ...............             --        (868,277)         (2,277)
Series D preferred stock issued ..................             --              --      12,015,000
Series F preferred stock issued ..................             --              --       4,691,305
Common stock warrants issued .....................             --              --         203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities ....        391,613              --              --
     Net loss ....................................             --     (17,384,788)             --
     Comprehensive income (loss) .................             --              --     (16,993,175)
                                                     -------------   -------------   -------------
Balance at December 31, 1999 .....................        169,387     (73,409,828)        671,073

Common stock issued ..............................             --              --       1,578,075
Repurchase and retirement of common stock ........             --              --        (313,189)
Series C preferred stock dividends ...............             --        (456,269)           (269)
Series D preferred stock dividends ...............             --        (420,525)           (525)
Common stock warrants issued .....................             --              --          65,002
Comprehensive income (loss):
     Unrealized gain on marketable securities ....        639,568              --              --
     Net loss ....................................             --      (2,840,900)             --
     Comprehensive income (loss) .................             --              --      (2,201,332)
                                                     -------------   -------------   -------------
Balance at June 30, 2000 .........................   $    808,955    $(77,127,522)   $   (201,165)
                                                     =============   =============   =============



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 2000 and 1999 and for the Period from
                        October 17, 1986 (inception) to
                                  June 30, 2000
                                   (Unaudited)

                                                                                                        October 17,
                                                                        Six Months Ended                   1986
                                                                            June 30,                  (inception) to
                                                                ---------------------------------       June 30,
                                                                     2000              1999                2000
                                                                ---------------    --------------    ----------------
Cash outflows from operating activities:
    Net loss................................................    $   (2,840,900)    $  (2,649,666)    $   (74,863,938)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
     services...............................................            77,002           105,642           2,562,427
     Non-cash acquisition of research and development
       in-process technology................................                --                --           1,650,000
     Depreciation and amortization..........................            63,423            42,143             542,983
     (Gain) loss realized on sale of marketable securities..           (52,614)               --             272,301
     Increase in prepaid expenses & other current assets....          (330,845)          (85,779)           (535,123)
     Decrease (increase) in other assets....................            10,760           (15,642)           (150,124)
     Decrease in accounts payable and accrued liabilities...          (220,723)          (83,991)            (34,857)
     (Decrease) increase in sponsored research payable......           (73,052)               --             925,699
     Increase in unearned revenue...........................                --         1,000,000           1,000,000
     Other..................................................            59,116            60,457             297,191
                                                                ---------------    --------------    ----------------
Net cash used by development stage activities...............        (3,307,833)       (1,626,836)        (68,333,441)
                                                                ---------------    --------------    ----------------
Cash flows from investing activities:
     Proceeds on sale of marketable securities..............            70,618                --             245,703
     Acquisition of laboratory and office equipment, and
       leasehold improvements...............................           (40,950)          (47,992)           (626,662)
     Other..................................................                --            10,000             (57,087)
                                                                ---------------    --------------    ----------------
Net cash provided (used) by investing activities............            29,668           (37,992)           (438,046)
                                                                ---------------    --------------    ----------------

Cash flows from financing activities:
     Payments on debt and capital leases....................            (3,102)           (2,670)           (839,276)
     Net proceeds from issuance of:
        Debt................................................                --           500,000           5,050,000
        Common stock........................................                --                --          21,418,035
        Preferred stock.....................................                --                --          32,741,117
     Proceeds from exercise of warrants/stock options.......         1,566,075            74,375          13,059,796
     Repurchase and retirement of common stock..............          (313,189)               --            (313,189)
     Other..................................................                --          (104,145)           (500,024)
                                                                ---------------    --------------    ----------------
Net cash provided by financing activities...................    $    1,249,784           467,560          70,616,459
                                                                ---------------    --------------    ----------------

Net (decrease) increase in cash and cash equivalents........        (2,028,381)       (1,197,268)          1,844,972
Cash and cash equivalents at beginning of period............         3,874,437         2,456,290               1,084
                                                                ---------------    --------------    ----------------
Cash and cash equivalents at end of period..................    $    1,846,056     $   1,259,022     $     1,846,056
                                                                ===============    ==============    ================

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for
         services...........................................    $       77,002     $     105,642     $     2,562,427
     Common stock redeemed in payment of notes receivable                   --                --              10,400
     Acquisition of research and development in-process
         technology.........................................                --                --           1,655,216
     Common stock issued for intellectual property rights...                --                --             866,250
     Common stock issued to retire debt.....................                --                --             600,000
     Common stock issued to redeem convertible securities...                --                --           5,353,368
     Securities acquired under sublicense agreement.........                --                --             850,000
     Equipment acquired under capital lease.................                --                --             121,684
     Notes payable converted to common stock................                --                --             749,976
     Stock dividends........................................           876,000           422,987           2,522,824

Supplemental disclosure of cash flow information:
  Interest paid.............................................    $        1,070     $       4,152     $       277,390


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at June 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

         The consolidated financial statements include the accounts of Sheffield Pharmaceuticals, Inc. and its wholly owned subsidiaries, Systemic Pulmonary Delivery, Ltd., Ion Pharmaceuticals, Inc., and CP Pharmaceuticals, Inc., and its 80.1% owned subsidiary, Respiratory Steroid Delivery, Ltd., and are herein referred to as "Sheffield" or the "Company." All significant intercompany transactions are eliminated in consolidation.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors that May Affect Future Results" included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

In 1997, the Company acquired the Metered Solution Inhaler ("MSI"), a portable nebulizer-based pulmonary delivery system, through a worldwide exclusive license and supply arrangement with Siemens AG ("Siemens"). During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the Aerosol Drug Delivery System ("ADDS") from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The ADDS technology is a new generation propellant-based pulmonary delivery system. Additionally, during 1998, Sheffield licensed from Elan Corporation, plc ("Elan"), the Ultrasonic Pulmonary Drug Absorption System ("UPDAS"), a novel disposable unit dose nebulizer system, and Elan's Absorption Enhancing Technology, ("Enhancing Technology") a therapeutic agent to increase the systemic absorption of drugs. In October 1999, the Company licensed Elan's Nanocrystal(TM) technology to be used in developing certain inhaled steroid products.

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

As part of a strategic alliance with Elan, the Company is developing therapies for non-respiratory diseases to be delivered to the lungs using both the ADDS and MSI. In 1998, the systemic applications of the MSI and ADDS were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. The Company retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the ADDS technology and the two Elan technologies. Two systemic compounds for pulmonary delivery are currently under development. For the treatment of breakthrough pain, the Company is developing morphine delivered through the MSI. Ergotamine, a therapy for the treatment of migraine headaches, is currently being developed for use in the ADDS.

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

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represent revenue earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of the MSI. Contract research revenue for the second quarter of 2000 and 1999 were $124,505 and $67,709, respectively. For the first six months of 2000 and 1999, contract research revenues were $245,675 and $93,709, respectively. The increase for both the second quarter and first half of 2000 relates to three additional respiratory programs in development in 2000 as compared to 1999. Costs of contract research revenue approximate such revenue and are included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, upon the success of current clinical studies, and obtaining additional collaborative agreements.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $882,755 and $903,684 for the second quarter of 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, R&D costs were $1,784,778 and $1,584,663, respectively. The decrease of $20,929 in the second quarter of 2000 was primarily due to lower development costs on the Company's two systemic programs, partially offset by higher expenses related to (1) the development by RSD of three steroid products initiated during the fourth quarter of 1999, (2) costs associated with increased contract research revenue as discussed above, and (3) formulation work begun during 2000 on an undisclosed respiratory product to be delivered via the ADDS. The increase for the first half of 2000 was $200,115 primarily reflecting costs associated with modifications being made to the MSI to enhance its commercial appeal prior to the start of Phase III MSI-albuterol clinical trials. In addition, the increase reflects higher costs associated with the above-mentioned steroid programs and higher contract research costs, partially offset by lower development costs on the Company's two systemic programs and lower engineering costs related to the ADDS device.

General and Administrative

General and administrative expenses were $691,421 and 632,693 for the quarters ended June 30, 2000, and 1999, respectively, and $1,386,145 and $1,132,356 for the first half of 2000 and 1999, respectively. The increase for both the second quarter and the first six months of 2000 was primarily due to higher consulting costs and legal fees associated with expanded business development activity.

Interest

Interest income was $41,991 and $17,476 for the quarter ended June 30, 2000 and 1999, respectively, and $94,492 and $39,353 for the first six months of 2000 and 1999, respectively. The increase in interest income for both the second quarter and first six months of 2000 was primarily due to larger balances of cash available for investment and higher average yields on those investments.

Interest expense was $57,124 and $35,818 for the second quarter of 2000, and 1999, respectively, and $107,157 and $65,709 for the first half of 2000 and 1999, respectively. The increase in both the second quarter and first half of 2000 resulted from higher outstanding balances on the Company's convertible promissory note with Elan, as well as a higher average interest rate on the note.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had $1,846,056 in cash and cash equivalents compared to $3,874,437 at December 31, 1999. The decrease of $2,028,381 primarily reflects $3,307,833 of cash disbursements used primarily to fund operating activities and $313,189 to repurchase and retire 91,043 shares of the Company's common stock, partially offset by $1,566,075 in net proceeds from the exercise of common stock options and warrants.

During the second quarter of 2000, the Company sold 30,000 shares of its investment in Lorus Therapeutics, Inc. ("Lorus") for proceeds of $70,618, resulting in a gain of $52,614. At June 30, 2000, the value of the Company's remaining Lorus investment of 553,188 shares was $1,140,950.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17,000,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from the above-mentioned preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4,000,000 of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"). The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs. As of June 30, 2000, no purchases of Series E Preferred Stock have been made.

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

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $72.3 million through June 30, 2000, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $26.8 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

The following are some of the factors that could affect the Company's future results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by the Company or on the Company's behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

The Company's future results are subject to risks and uncertainties including, but not limited to, the risks that (1) to continue to fund its operations, the Company may not be able to obtain additional financing on acceptable terms, or at all, and may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop; (2) the Company's product opportunities may not be successfully developed, proven to be safe and efficacious in clinical trials, may not meet applicable regulatory standards, may not receive the required regulatory approvals, or may not be produced in commercial quantities at reasonable costs or be successfully commercialized and marketed; (3) the Company may default in payments required under certain licensing agreements, thereby potentially forfeiting its rights under those agreements; (4) due to rapid technological change and innovation, the Company may not have a competitive advantage in its fields of technology or in any of the fields in which the Company may concentrate its efforts; (5) government regulation may prevent or delay regulatory approval of the Company's products; (6) the Company may not develop or receive sublicenses or other rights related to proprietary technology that are patentable, one or more of the Company's pending patents may not issue, or that any issued patents may not provide the Company with any competitive advantages, or that the patents may be challenged by third parties;
(7) the Company may not have the resources available to build or otherwise acquire its own marketing capabilities, or that agreements with other pharmaceutical companies to market the Company's products may not be reached on terms acceptable to the Company; (8) manufacturing and supply agreements entered into by the Company will not be adequate or that the Company will not be able to enter into future manufacturing and supply agreements on terms acceptable to the Company; (9) private health insurance and government health program reimbursement price levels may not be sufficient to provide a return to the Company on its investment in new products and technologies; (10) the Company may not be able to maintain or will be able to obtain product liability insurance for any future clinical trials; (11) the failure to meet the American Stock Exchange's ("AMEX") listing guidelines may result in the Common Stock of the Company no longer being eligible for listing on the AMEX, which would make it more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock; (12) announcements of developments in the medical field generally, or in the Company's research areas or by the Company's competitors specifically, may result in having a materially adverse effect on the market price of the Company's Common Stock; (13) the exercise of options and outstanding warrants, the conversion of the Company's currently outstanding convertible securities, or conversion of convertible securities issuable in the future, may significantly dilute the market price of shares of the Company's Common Stock, and could impair the Company's ability to raise capital through the future sale of its equity securities.

Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART II: OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

            An annual Meeting of Stockholders was held on May 9, 2000. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by Stockholders and the number of votes cast at the Annual Meeting.

       (a)  Election of members of the Board of Directors.

                                                                                      Broker Non-Votes
                  Name                Voted for    Voted Against    Votes Withheld    and Abstentions
                  ----                ----------   -------------    --------------    ---------------
            Thomas M. Fitzgerald      23,878,371         --             43,725               --
            Loren G. Peterson         23,863,371         --             58,725               --
            John M. Bailey            23,878,371         --             43,725               --
            Digby W. Barrios          23,878,371         --             43,725               --
            Todd C. Davis             23,878,371         --             43,725               --
            Roberto Rettani           23,878,371         --             43,725               --



       (b) Ratification of Ernst & Young LLP as independent public accountant for fiscal year ending December 31, 2000.

             Voted For:               23,210,678
             Voted Against:              506,300
             Votes Abstained:            205,118
             Broker Non-Votes:                --


Item 6.      Exhibits and Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 2000.

             Exhibits

             No.         Description

             27          Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SHEFFIELD PHARMACEUTICALS, INC.

Dated:  August 11, 2000             /s/ Loren G. Peterson
                                    ---------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated:  August 11, 2000             /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)