Form 10-Q
period 2000-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 2000-11-03
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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


The number of shares outstanding of the Registrant's Common Stock is 28,125,293 shares as of November 1, 2000.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                Table of Contents


                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2000
   and December 31, 1999.................................................................3

Consolidated Statements of Operations
  for the three and nine months ended September 30, 2000 and 1999 and for the period from October 17, 1986 (inception) to September 30, 2000 ........................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to September 30, 2000 .....................................................5

Consolidated Statements of Cash Flows
  for the nine months ended September 30, 2000 and 1999 and for the period from
  October 17, 1986 (inception) to September 30, 2000.....................................6

Notes to Consolidated Financial Statements ..............................................7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................................8


                                     PART II


Item 2. Changes in Securities and Use of Proceeds........................................12

Item 6. Exhibits and Reports on Form 8-K.................................................12

Signatures...............................................................................13



PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                             September 30,         December 31,
                                                                                             2000                1999
                                                                                        -------------        -------------
                                                                                         (unaudited)
Current assets:
    Cash and cash equivalents ......................................................    $  1,644,434        $  3,874,437
    Marketable equity securities ...................................................         921,091             519,387
    Prepaid expenses and other current assets ......................................         369,274             145,237
                                                                                        ------------        ------------
       Total current assets ........................................................       2,934,799           4,539,061
                                                                                        ------------        ------------

Property and equipment:
    Laboratory equipment ...........................................................         432,356             407,624
    Office equipment ...............................................................         208,347             178,797
    Leasehold improvements .........................................................          18,320              15,000
                                                                                        ------------        ------------
       Total at cost ...............................................................         659,023             601,421
    Less accumulated depreciation and amortization .................................        (392,673)           (311,752)
                                                                                        ------------        ------------
       Property and equipment, net .................................................         266,350             289,669
                                                                                        ------------        ------------

Patent costs, net of accumulated amortization of $15,700 and $0, respectively ......         215,947             204,283
Other assets .......................................................................          50,330              15,642
                                                                                        ------------        ------------
    Total assets ...................................................................    $  3,467,426        $  5,048,655
                                                                                        ============        ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable and accrued liabilities .......................................    $    476,243        $    773,206
    Sponsored research payable .....................................................         348,629             421,681
                                                                                        ------------        ------------
       Total current liabilities ...................................................         824,872           1,194,887

Convertible promissory note ........................................................       2,000,000           2,000,000
Unearned revenue ...................................................................       1,000,000           1,000,000
Other long-term liabilities ........................................................         337,240             182,695
Commitments and contingencies ......................................................              --                  --
                                                                                        ------------        ------------
    Total liabilities ..............................................................       4,162,112           4,377,582

Minority interest in subsidiary ....................................................              --                  --

Stockholders' equity (net capital deficiency):
    Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; 13,472 and 12,780 shares issued and outstanding at September
         30, 2000 and December 31, 1999, respectively ..............................             135                 128
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; 12,435 and 12,015 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively ....................             124                 120
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; 1,000 and 0 shares issued and outstanding at
         September 30, 2000 and December 31, 1999, respectively.....................              10                  --
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2000
           and December 31, 1999 ...................................................              50                  50
    Common stock, $.01 par value, authorized 60,000,000 shares; issued and outstanding 28,105,293 and 27,308,846 shares at September 30,  2000 and
        December 31, 1999, respectively ............................................         281,053             273,088
    Additional paid-in capital .....................................................      77,090,280          73,638,128
    Other comprehensive income .....................................................         616,102             169,387
    Deficit accumulated during development stage ...................................     (78,682,440)        (73,409,828)
                                                                                        ------------        ------------
          Total stockholders' equity (net capital deficiency) ......................        (694,686)            671,073
                                                                                        ------------        ------------

Total liabilities and stockholders' equity (net capital deficiency) ................    $  3,467,426        $  5,048,655
                                                                                        ============        ============





                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2000 and 1999 and for the
         Period from October 17, 1986 (inception) to September 30, 2000
                                   (Unaudited)





                                                        Three Months Ended               Nine Months Ended        October 17, 1986
                                                          September 30,                    September 30,           (inception) to
                                                  ----------------------------    ----------------------------      September 30,
                                                      2000             1999            2000            1999            2000
                                                  ------------    ------------    ------------    ------------    ---------------
Revenues:
  Contract research revenue ...................   $     46,109    $    135,740    $    291,784    $    229,449    $    691,162
  Sublicense revenue ..........................             --              --              --              --       1,360,000
                                                  ------------    ------------    ------------    ------------    ------------

     Total revenues ...........................         46,109         135,740         291,784         229,449       2,051,162

Expenses:
  Acquisition of research and development
  in-process technology .......................             --              --              --              --      29,975,000
  Research and development ....................        892,411       1,055,458       2,677,189       2,640,121      27,702,613
  General and administrative ..................        521,060         498,734       1,907,205       1,631,090      23,424,755
                                                  ------------    ------------    ------------    ------------    ------------
     Total expenses ...........................      1,413,471       1,554,192       4,584,394       4,271,211      81,102,368
                                                  ------------    ------------    ------------    ------------    ------------

Loss from operations ..........................     (1,367,362)     (1,418,452)     (4,292,610)     (4,041,762)    (79,051,206)

Interest income ...............................         21,193           6,696         115,685          46,049         721,726
Interest expense ..............................        (57,267)        (43,186)       (164,424)       (108,895)       (737,779)
Realized gain (loss) on sale of marketable
    securities ................................         67,031              --         119,645              --        (205,270)
Minority interest in loss of subsidiary .......         18,264              --          62,663              --       3,047,663
                                                  ------------    ------------    ------------    ------------    ------------

Loss before extraordinary item ................     (1,318,141)     (1,454,942)     (4,159,041)     (4,104,608)    (76,224,866)

Extraordinary item ............................             --              --              --              --          42,787
                                                  ------------    ------------    ------------    ------------    ------------

Net loss ......................................   $ (1,318,141)   $ (1,454,942)   $ (4,159,041)   $ (4,104,608)   $(76,182,079)
                                                  ============    ============    ============    ============    ============

Accretion of mandatorily redeemable
  preferred stock .............................             --              --              --              --        (103,400)
                                                  ------------    ------------    ------------    ------------    ------------

Net loss - attributable to common shares ......   $ (1,318,141)   $ (1,454,942)   $ (4,159,041)   $ (4,104,608)   $(76,285,479)
                                                  ============    ============    ============    ============    ============

Weighted average common shares
  outstanding-basic and diluted ...............     28,100,673      27,296,346      27,888,877      27,216,481       8,991,323

Net loss per share of common stock - basic and
diluted:
    Loss before extraordinary item ............   $      (0.05)   $      (0.05)   $      (0.15)   $      (0.15)   $      (8.48)
    Extraordinary item ........................             --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
    Net loss per share ........................   $      (0.05)   $      (0.05)   $      (0.15)   $      (0.15)   $      (8.48)
                                                  ============    ============    ============    ============    ============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
     For the Period from October 17, 1986 (Inception) to September 30, 2000
                                   (Unaudited)


                                                                                             Notes
                                                                                          receivable
                                                                                              in
                                                                                          connection      Additional
                                                           Preferred        Common        with sale         paid-in
                                                             stock          Stock         of stock         capital
                                                             -----          -----            -----         -------
Balance at October 17, 1986 ......................   $         --       $         --    $         --    $         --
Common stock issued ..............................             --         11,340,864          37,400      18,066,219
Reincorporation in Delaware at $.01 par value ....             --        (11,220,369)             --      11,220,369
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C .....             --              6,000              --       1,644,000
Common stock options issued ......................             --                 --              --         240,868
Common stock options extended ....................             --                 --              --         215,188
Accretion of issuance costs for Series A
preferred stock...................................             --                 --              --              --
Common stock subscribed ..........................             --                 --        (110,000)             --
Comprehensive income (loss):
       Net loss ..................................             --                 --              --              --
       Comprehensive income (loss) ...............             --                 --              --              --
                                                     ------------       ------------    ------------    ------------
Balance at December 31, 1997 .....................             --            126,495         (72,600)     31,386,644

Common stock issued ..............................             --            144,089          62,600      12,472,966
Series C preferred stock issued ..................            115                 --              --      11,499,885
Series C preferred stock dividends ...............              4                 --              --         413,996
Accretion of issuance costs for Series A
preferred stock ..................................             --                 --              --              --
Comprehensive income (loss):
     Unrealized loss on marketable securities ....             --                 --              --              --
     Net loss ....................................             --                 --              --              --
     Comprehensive income (loss) .................             --                 --              --              --
                                                     ------------       ------------    ------------    ------------
Balance at December 31, 1998 .....................            119            270,584         (10,000)     55,773,491


Common stock issued ..............................             --              2,504          10,000          89,059
Series C preferred stock dividends ...............              9                 --              --         865,991
Series D preferred stock issued ..................            120                 --              --      12,014,880
Series F preferred stock issued ..................             50                 --              --       4,691,255
Common stock warrants issued .....................             --                 --              --         203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities ....             --                 --              --              --
     Net loss ....................................             --                 --              --              --
     Comprehensive income (loss) .................             --                 --              --              --
                                                     ------------       ------------    ------------    ------------
Balance at December 31, 1999 .....................            298            273,088              --      73,638,128

Common stock issued ..............................             --              8,875              --       1,587,450
Repurchase and retirement of common stock ........             --               (910)             --        (312,279)
Series C preferred stock dividends ...............              7                 --              --         691,993
Series D preferred stock dividends ...............              4                 --              --         419,996
Series E preferred stock issued ..................             10                 --              --         999,990
Common stock warrants issued .....................             --                 --              --          65,002
Comprehensive income (loss):
     Unrealized gain on marketable securities ....             --                 --              --              --
     Net loss ....................................             --                 --              --              --
     Comprehensive income (loss) .................             --                 --              --              --
                                                     ------------       ------------    ------------    ------------
Balance at September 30, 2000 ....................   $        319       $    281,053    $         --    $ 77,090,280
                                                     ============       ============    ============    ============





                                                                             Deficit            Total
                                                         Other             accumulated      stockholders'
                                                      comprehen-             during         equity (net
                                                      sive income          development         capital
                                                         (loss)               stage          deficiency)
                                                         ------               -----          -----------
Balance at October 17, 1986 ......................   $         --        $         --    $         --
Common stock issued ..............................             --                  --      29,444,483
Reincorporation in Delaware at $.01 par value ....             --                  --              --
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C .....             --                  --       1,650,000
Common stock options issued ......................             --                  --         240,868
Common stock options extended ....................             --                  --         215,188
Accretion of issuance costs for Series A
preferred stock ..................................             --             (79,500)        (79,500)

Common stock subscribed ..........................             --                  --        (110,000)
Comprehensive income (loss):
       Net loss ..................................             --         (36,077,790)             --
       Comprehensive income (loss) ...............             --                  --     (36,077,790)
                                                     ------------        ------------    ------------
Balance at December 31, 1997 .....................             --         (36,157,290)     (4,716,751)

Common stock issued ..............................             --                  --      12,679,655
Series C preferred stock issued ..................             --                  --      11,500,000
Series C preferred stock dividends ...............             --            (415,112)         (1,112)
Accretion of issuance costs for Series A
preferred stock ..................................             --             (23,900)        (23,900)
Comprehensive income (loss):
     Unrealized loss on marketable securities ....       (222,226)                 --              --
     Net loss ....................................             --         (18,560,461)             --
     Comprehensive income (loss) .................             --                  --     (18,782,687)
                                                     ------------        ------------    ------------
Balance at December 31, 1998 .....................       (222,226)        (55,156,763)        655,205
Common stock issued ..............................             --                  --         101,563
Series C preferred stock dividends ...............             --            (868,277)         (2,277)
Series D preferred stock issued ..................             --                  --      12,015,000
Series F preferred stock issued ..................             --                  --       4,691,305
Common stock warrants issued .....................             --                  --         203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities ....        391,613                  --              --
     Net loss ....................................             --         (17,384,788)             --
     Comprehensive income (loss) .................             --                  --     (16,993,175)
                                                     ------------        ------------    ------------
Balance at December 31, 1999 .....................        169,387         (73,409,828)        671,073

Common stock issued ..............................             --                  --       1,596,325
Repurchase and retirement of common stock ........             --                  --        (313,189)
Series C preferred stock dividends ...............             --            (693,046)         (1,046)
Series D preferred stock dividends ...............             --            (420,525)           (525)
Series E preferred stock issued ..................             --                  --       1,000,000
Common stock warrants issued .....................             --                  --          65,002
Comprehensive income (loss):
     Unrealized gain on marketable securities ....        446,715                  --              --
     Net loss ....................................             --          (4,159,041)             --
     Comprehensive income (loss) .................             --                  --      (3,712,326)
                                                     ------------        ------------    ------------
Balance at September 30, 2000 ....................   $    616,102        $(78,682,440)   $   (694,686)
                                                     ============        ============    ============





                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 2000 and
            1999 and for the Period from October 17, 1986 (inception) to
                               September 30, 2000
                                   (Unaudited)

                                                                                       Nine Months Ended            October 17, 1986
                                                                                          September 30,              (inception) to
                                                                               ---------------------------------      September 30,
                                                                                    2000                1999               2000
                                                                               -------------       -------------    ----------------
Cash outflows from operating activities:
    Net loss ...........................................................       $ (4,159,041)       $ (4,104,608)       $(76,182,079)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
       services ........................................................             77,002             129,692           2,562,427
     Non-cash acquisition of research and development
       in-process technology ...........................................                 --                  --           1,650,000
     Depreciation and amortization .....................................             96,622              67,867             576,181
     (Gain) loss realized on sale of marketable securities .............           (119,645)                 --             205,270
     Increase in prepaid expenses & other current assets ...............           (224,037)           (266,807)           (428,315)
     Decrease (increase) in other assets ...............................            (62,054)            (15,642)           (222,938)
     Decrease in accounts payable and accrued liabilities ..............           (235,167)            (44,735)            (49,301)
     (Decrease) increase in sponsored research payable .................            (73,052)                 --             925,699
     Increase in unearned revenue ......................................                 --           1,000,000           1,000,000
     Other .............................................................             95,918             102,072             333,994
                                                                               ------------        ------------        ------------
Net cash used by development stage activities ..........................         (4,603,454)         (3,132,161)        (69,629,062)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
     Proceeds on sale of marketable securities .........................            164,656                  --             339,741
     Acquisition of laboratory and office equipment, and
         leasehold improvements.........................................            (57,602)            (71,652)           (643,314)

     Other .............................................................                 --              10,000             (57,087)
                                                                               ------------        ------------        ------------
Net cash provided (used) by investing activities .......................            107,054             (61,652)           (360,660)
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
     Payments on debt and capital leases ...............................             (4,739)             (4,087)           (840,913)
     Net proceeds from issuance of:
        Debt ...........................................................                 --           1,600,000           5,050,000
        Common stock ...................................................                 --                  --          21,418,035
        Preferred stock ................................................          1,000,000                  --          33,741,117
     Proceeds from exercise of warrants/stock options ..................          1,584,325              74,375          13,078,046
     Repurchase and retirement of common stock .........................           (313,189)                 --            (313,189)
     Other .............................................................                 --            (104,145)           (500,024)
                                                                               ------------        ------------        ------------
Net cash provided by financing activities ..............................          2,266,397           1,566,143          71,633,072
                                                                               ------------        ------------        ------------

Net (decrease) increase in cash and cash equivalents ...................         (2,230,003)         (1,627,670)          1,643,350
Cash and cash equivalents at beginning of period .......................          3,874,437           2,456,290               1,084
                                                                               ------------        ------------        ------------
Cash and cash equivalents at end of period .............................       $  1,644,434        $    828,620        $  1,644,434
                                                                               ============        ============        ============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for services...........       $     77,002        $    129,692        $  2,562,427
     Common stock redeemed in payment of notes receivable ..............                 --                  --              10,400
     Acquisition of research and development in-process
         technology ....................................................                 --                  --           1,655,216
     Common stock issued for intellectual property rights ..............                 --                  --             866,250
     Common stock issued to retire debt ................................                 --                  --             600,000
     Common stock issued to redeem convertible securities ..............                 --                  --           5,353,368
     Securities acquired under sublicense agreement ....................                 --                  --             850,000
     Equipment acquired under capital lease ............................                 --                  --             121,684
     Notes payable converted to common stock ...........................                 --                  --             749,976
     Stock dividends ...................................................          1,112,000             643,664           2,522,824

Supplemental disclosure of cash flow information: Interest paid ........       $      1,777        $      5,078        $    278,097



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at September 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Important Factors that May Affect Future Results" included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. Under its agreement with Zambon, MSI commercial rights for respiratory products have been sublicensed to Zambon in return for an equity investment in the Company (approximately 10%). Zambon has committed to fund the development costs for respiratory compounds delivered by the MSI, as well as make certain milestone payments and pay royalties on net sales to the Company resulting from these MSI products. Initial products for respiratory disease therapy delivered through the MSI include albuterol, ipratropium, cromolyn and inhaled steroids. The Company has maintained co-marketing rights for the U.S. The Company's ability to co-market MSI respiratory products in the U.S. requires no additional payment to Zambon by the Company. Zambon and the Company are having discussions regarding the possible modification of their agreement, including the future marketing arrangements for the MSI respiratory products in the United States.

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

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represent revenue earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of the MSI. Contract research revenue for the third quarter of 2000 and 1999 were $46,109 and $135,740, respectively. For the first nine months of 2000 and 1999, contract research revenues were $291,784 and $229,449, respectively. The decrease of $89,631 for the third quarter of 2000 primarily reflects certain nonrecurring MSI device development work and testing completed by the Company during the third quarter of 1999, partially offset by three additional respiratory programs in development in 2000 as compared to 1999. The increase for the first nine months of 2000 is primarily due to the research performed by the Company on the three additional respiratory programs, partially offset by the nonrecurring development work completed in the third quarter of 1999 as previously discussed. Costs of contract research revenue approximate such revenue and are included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, upon the success of current clinical studies, and obtaining additional collaborative agreements.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $892,411 and $1,055,458 for the third quarter of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, R&D costs were $2,677,189 and $2,640,121, respectively. The decrease of $163,047 in the third quarter of 2000 was primarily due to lower development costs on the Company's two systemic programs, and costs associated with decreased contract research revenue as discussed above, partially offset by higher expenses related to the development by RSD of three steroid products initiated during the fourth quarter of 1999, and formulation work begun during 2000 on an undisclosed respiratory product to be delivered via the ADDS. The slight increase for the first nine months of 2000 of $37,068 primarily reflects costs associated with modifications being made to the MSI to enhance its commercial appeal prior to the start of Phase III MSI-albuterol clinical trials. In addition, the increase for the nine month period reflects higher costs associated with the above-mentioned steroid programs and higher contract research costs, partially offset by lower development costs on the Company's two systemic programs and lower engineering costs related to the ADDS device.

General and Administrative

General and administrative expenses were $521,060 and $498,734 for the quarters ended September 30, 2000, and 1999, respectively, and $1,907,205 and $1,631,090 for the first nine months of 2000 and 1999, respectively. The increase for both the third quarter and the first nine months of 2000 was primarily due to higher consulting costs and legal fees associated with expanded business development activity.

Interest

Interest income was $21,193 and $6,696 for the quarter ended September 30, 2000 and 1999, respectively, and $115,685 and $46,049 for the first nine months of 2000 and 1999, respectively. The increase in interest income for both the third quarter and first nine months of 2000 was primarily due to larger balances of cash available for investment and higher average yields on those investments.

Interest expense was $57,267 and $43,186 for the third quarter of 2000, and 1999, respectively, and $164,424 and $108,895 for the first nine months of 2000 and 1999, respectively. The increase in both the third quarter and first nine months of 2000 resulted from higher outstanding balances on the Company's convertible promissory note with Elan, as well as a higher average interest rate on the note.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had $1,644,434 in cash and cash equivalents compared to $3,874,437 at December 31, 1999. The decrease of $2,230,003 primarily reflects $4,603,454 of cash disbursements used primarily to fund operating activities and $313,189 to repurchase and retire 91,043 shares of the Company's common stock, partially offset by $1,584,325 in net proceeds from the exercise of common stock options and warrants and $1,000,000 from the issuance of 1,000 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock").

During the first nine months of 2000, the Company sold 75,000 shares of its investment in Lorus Therapeutics, Inc. ("Lorus") for proceeds of $164,656, resulting in a gain of $119,645. At September 30, 2000, the value of the Company's remaining Lorus investment of 508,188 shares was $921,091.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17,000,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from the above-mentioned preferred stock issuance are being utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4,000,000 of the Company's Series E Preferred Stock. The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs. As of September 30, 2000, $1,000,000 of Series E Preferred Stock has been purchased by Elan.

In May 1999, in conjunction with the completion of its Phase I/II MSI-albuterol trial, Zambon provided the Company with a $1,000,000 interest-free advance against future milestone payments. Upon the attainment of certain future milestones, the Company will recognize this advance as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing January 1, 2002. The Company's use of the proceeds from this advance are not restricted. Upon the achievement of certain other technical milestones, Zambon will provide an additional $1,000,000 advance under the terms of the agreement.

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $73.3 million through September 30, 2000, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $27.7 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

The Company's future results are subject to risks and uncertainties including, but not limited to, the risks that (1) the Company may not be able to obtain additional financing on acceptable terms, or at all, to continue to fund its operations, and may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop;
(2) the Company's product opportunities may not be successfully developed, proven to be safe and efficacious in clinical trials, may not meet applicable regulatory standards, may not receive the required regulatory approvals, or may not be produced in commercial quantities at reasonable costs or be successfully commercialized and marketed; (3) the Company may default in payments required under certain licensing agreements, thereby potentially forfeiting its rights under those agreements; (4) due to rapid technological change and innovation, the Company may not have a competitive advantage in its fields of technology or in any of the fields in which the Company may concentrate its efforts; (5) government regulation may prevent or delay regulatory approval of the Company's products; (6) the Company may not develop or receive sublicenses or other rights related to proprietary technology that are patentable, one or more of the Company's pending patents may not issue, or that any issued patents may not provide the Company with any competitive advantages, or that the patents may be challenged by third parties; (7) the Company may not have the resources available to build or otherwise acquire its own marketing capabilities, or that agreements with other pharmaceutical companies to market the Company's products may not be reached on terms acceptable to the Company; (8) manufacturing and supply agreements entered into by the Company will not be adequate or that the Company will not be able to enter into future manufacturing and supply agreements on acceptable terms; (9) private health insurance and government health program reimbursement price levels may not be sufficient to provide a return to the Company on its investment in new products and technologies; (10) the Company may not be able to maintain or obtain product liability insurance for any future clinical trials; (11) the failure to meet the American Stock Exchange's ("AMEX") listing guidelines may result in the Common Stock of the Company no longer being eligible for listing on the AMEX, which would make it more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock; (12) announcements of developments in the medical field generally, or in the Company's research areas or by the Company's competitors specifically, may result in having a materially adverse effect on the market price of, the Company's Common Stock; (13) the exercise of options and outstanding warrants, the conversion of the Company's currently outstanding convertible securities, or conversion of convertible securities issuable in the future may significantly dilute the market price of shares of the Company's Common Stock, and could impair the Company's ability to raise capital through the future sale of its equity securities.

Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART II: OTHER INFORMATION


Item 2.  Changes in Securities

         On September 29, 2000, the Company sold 1,000 shares of Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") to Elan International Services, Ltd. for an aggregate offering price of $1 million. The Company incurred no underwriting discounts or commissions with the sale of these securities. These securities are convertible into shares of Common Stock of the Company at $3.89 per Common Share. The Series E Preferred Stock earns cumulative dividends payable in shares of Series E Preferred Stock at an annual rate of 9% on the stated value of each outstanding share of Series E Preferred Stock on the dividend date. These securities were issued under section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and accordingly, were exempt from registration.

Item 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

         Exhibits

         No.        Description

         27         Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SHEFFIELD PHARMACEUTICALS, INC.

Dated:  November 3, 2000            /s/ Loren G. Peterson
                                    ---------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated:  November 3, 2000            /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)