Form 10-K405
period 2000-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 2001-03-13
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                      None

                  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes   [ ] No

                  Indicate by check mark if disclosure of delinquent filers to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value at March 6, 2001 of the voting stock of the registrant held by non-affiliates (based upon the closing price of $3.70 per share of such stock on the American Stock Exchange on such date) was approximately $77,515,000. Solely for the purposes of this calculation, shares held by the registrant's directors and executive officers and beneficial owners of 10% or more of the Company's Common Stock of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such persons are, in fact, affiliates of the registrant.

                  Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At March 6, 2001, there were outstanding 28,829,276 shares of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference in Items 6, 7 and 8 of this Annual Report on Form 10-K and attached as Exhibit 13 hereto.

Certain portions of the Registrant's definitive proxy statement to be filed not later than April 30, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

         PART I

         The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Business -- Certain Risk Factors that May Affect Future Results, Financial Condition and Market Price of Securities" included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1.  BUSINESS

THE COMPANY

         Sheffield Pharmaceuticals, Inc. (formerly Sheffield Medical Technologies Inc.) ("Sheffield" or the "Company") was incorporated under Canadian law in October 1986. In May 1992, the Company became domesticated as a Wyoming Corporation pursuant to a "continuance" procedure under Wyoming law. In January 1995, the Company's shareholders approved the proposal to reincorporate the Company in Delaware, which was effected on June 13, 1995. The Company is a specialty pharmaceutical company focused on development and commercialization of later stage pharmaceutical opportunities utilizing proprietary pulmonary delivery technologies over a range of therapeutic areas. Through our alliances with Elan Corporation plc ("Elan"), Zambon Group SpA ("Zambon"), and Siemens AG ("Siemens"), Sheffield is currently developing nine respiratory and systemic (non-respiratory) therapies to be delivered through the Company's Metered Solution Inhaler, or MSI, and Aerosol Drug Delivery System, or ADDS. Sheffield believes these pulmonary delivery technologies will allow the Company to capitalize on the growing drug delivery market by providing both advanced respiratory treatments and patient-friendly alternatives for therapies that can currently be administered only by injection or other inconvenient means.

         In 1997, the Company acquired rights to the MSI, a portable nebulizer-based pulmonary delivery system, through a worldwide exclusive license and supply arrangement with Siemens. In June 1998, Sheffield sublicensed to Zambon worldwide marketing and development rights to respiratory products to be delivered by the MSI. During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the ADDS from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The ADDS technology is a new generation propellant-based pulmonary delivery system. Additionally, during 1998, Sheffield licensed from Elan, the Ultrasonic Pulmonary Drug Absorption System ("UPDAS(TM)"), a novel disposable unit dose nebulizer system, and Elan's Absorption Enhancing Technology ("Enhancing Technology"), a therapeutic agent to increase the systemic absorption of drugs. In October 1999, the Company licensed Elan's Nanocrystal(TM) dispersion technology to be used in developing certain steroid products.

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

STRATEGIC ALLIANCES

         The Company believes a less costly, more predictable path to commercial development of therapeutics can be achieved through the creative use of collaborations and alliances, combined with state-of-the-art technology and experienced management. The Company is applying this strategy to the development of both respiratory and systemic pharmaceutical products to be delivered through the Company's proprietary pulmonary delivery systems. Using these pulmonary delivery systems as platforms, the Company has established strategic alliances for developing its initial products with Elan, Siemens and Zambon.

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

         As part of a strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for systemic diseases to be delivered to the lungs using both the ADDS and MSI. In 1998, the systemic applications of the MSI and ADDS were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS and the Enhancing Technology, have also been licensed to SPD. The Company has retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the ADDS technology and the two Elan technologies. Two systemic compounds for pulmonary delivery are currently under development. For the treatment of breakthrough pain, the Company is developing morphine delivered through the MSI. Ergotamine, a therapy for the treatment of migraine headaches, is currently being developed for use in the ADDS.

         In addition to the above alliance with Elan, in 1999, the Company and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), a 80.1% owned subsidiary of the Company and 19.9% owned by Elan, to develop certain inhaled steroid products to treat certain respiratory diseases using Elan's NanoCrystal(TM) dispersion technology. The inhaled steroid products to be developed include a propellant-based steroid formulation for delivery though the ADDS, a solution-based unit-dose-packaged steroid formulation for delivery using a conventional tabletop nebulizer, and a solution-based steroid formulation for delivery using the MSI system.

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

PULMONARY DELIVERY MARKET ENVIRONMENT

         The Company competes in the pulmonary delivery market. The principal use of pulmonary delivery has been in the treatment of respiratory diseases such as asthma, chronic obstructive pulmonary disease ("COPD") and cystic fibrosis. There is significant advantage in aerosol therapy for respiratory disease. Pulmonary administration delivers the medication directly onto the lung's epithelial surfaces. In many cases, this means that drugs can be effective in very low doses -- reducing the side effects usually associated with systemic administration. In 1998, industry sources estimate there were approximately 35.5 million asthma patients and 49.5 million COPD patients worldwide. These sources indicate that the number of newly diagnosed patients is growing at a rate in excess of 10% annually due to an increase in worldwide air pollution levels and the overall aging of the population. By the year 2005, the Company expects that there will be more than 19 million asthma patients in the United States alone.

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

         The main components of an MDI include a canister containing the drug mixed with propellant and surfactant, a mouthpiece that acts as the delivery conduit and the actuator seat for the release of the drug. The initial velocity of particles as they leave an inhaler is very high -- approximately 2-7 meters per second -- resulting in wasted drug if the patient is not able to coordinate his/her breath with the delivery of aerosol into the mouth. A number of studies have demonstrated that as many as 60% of patients cannot accurately time their inspiration with the actuation of their inhaler which results in under medication and lack of compliance. Typically, less than 20% of delivered drug actually reaches the lungs.

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

Description of the MSI

         The MSI is comprised of two main components: (1) a reusable, pocket-size inhaler unit developed and manufactured for the Company by Siemens; and (2) drug cartridges containing multiple doses of drug formulation assembled and filled by Chesapeake Biological Laboratories. The cartridges are an integral part of the total system. The cartridge plus each drug formulation will be the subject of a separate drug device combination New Drug Application ("NDA").

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

         Versatility. Many asthma and COPD patients are taking multiple inhalation medications. The MSI accommodates drug cartridges to allow for the administration of a broad range of frequently used respiratory drugs in a single, simple-to-use delivery system. The system includes an early warning mechanism that signals when the batteries need recharging or when the dosator is not functioning properly and a dose counter indicating when a new inhaler unit is required. These user-friendly features result in a simplified dosing procedure for both patients and their caregivers.

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

                  Status: Zambon initiated a Phase II clinical trial in December 1999 which compared the MSI to a conventional albuterol-MDI. Findings from Phase II studies indicated that MSI-albuterol and MDI-albuterol were comparable in improving lung function in the 24 adult patients. An end of Phase II meeting has been scheduled with the Food and Drug Administration ("FDA").

                  IPRATROPIUM. Ipratropium is a bronchodilator used primarily to treat COPD patients. It is useful because of its anticholinergic properties, which reduce pulmonary congestion. It is available in a metered dose inhaler, nebulizer solution and a combination product with albuterol.

                  Status: Zambon initiated a Phase I/II clinical trial in Europe in January 2000 assessing the safety and efficacy compared to a commercially available ipratropium product delivered by a MDI and placebo in patients with COPD. The results of the study indicated that both MSI-ipratropium and MDI-ipratropium improved lung function in the COPD patients. An Investigational New Drug Application ("IND") was filed with the FDA- in May 2000.

                  CROMOLYN. Cromolyn is a non-steroidal, anti-inflammatory drug used to reduce the underlying bronchial inflammation associated with asthma. It is extremely safe and it is most commonly used to treat pediatric patients. It is available in a MDI and nebulizer solution.

                  Status: An IND was filed with the FDA in July 2000.

                  INHALED BRONCHIAL STEROIDS. Inhaled bronchial steroids are anti-inflammatory agents. They address the underlying inflammation in the lungs of asthma and COPD patients. They are available in a metered dose inhaler. Steroids are the fastest growing category in the respiratory market, growing at 20% per year.

                  Status: Formulation work is currently underway. An IND is being prepared for filing with the FDA.

                  OTHER RESPIRATORY THERAPIES. In addition to the drugs listed above, the Company and Zambon are assessing the market potential for certain other respiratory therapies. These therapies may include a combination of an anti-inflammatory and beta agonist, and an anticholinergic and beta agonist, as well as antibiotics, cystic fibrosis treatments and a range of early stage biotech compounds that target respiratory disease.

         SYSTEMIC APPLICATIONS: Through its development alliance with Elan, the Company is currently evaluating certain drugs for systemic treatment by pulmonary delivery through the MSI. The first of these drugs, morphine, is for the treatment of severe pain. The pain management market includes patients with cancer, post-operative, migraine headache and chronic persistent pain. Narcotic analgesics for treatment of these severe forms of pain are estimated to exceed $1.0 billion in worldwide sales in the year 2000. The Company has identified a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain.

         Status: In July 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing morphine delivered via the MSI to subcutaneous injection. The MSI demonstrated good pulmonary deposition and very rapid absorption, more rapid peak blood levels vs. subcutaneous injection and low oral and throat deposition. The Company is currently seeking to attract a partner for the continued development and commercialization of this product.

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

         Even with correct technique, current MDIs typically deliver less than 20% of the drug to the lungs of the patient. The remainder of the drug is wasted upon deposition on the back of the mouth, or by completely missing the airway. This results from: (1) the high linear velocity (two to seven meters/second) of the aerosol jet as it discharges; (2) incomplete evaporation of the propellant leading to large size droplets that deposit in the mouth and larynx rather than reaching the lung; and (3) inadequate mixing resulting in a non-uniform distribution of drug particles in the inspiratory flow stream. Drug deposited in the mouth and throat can be swallowed and absorbed systemically or, in the case of inhaled steroids, may create a local concentration of the drug that causes immunosuppression response and the development of fungal infections. In addition, swallowing beta agonist bronchodilators may result in adverse effects on heart rate, blood pressure, glucose and potassium.

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

         The ADDS technology features two improvements over existing MDIs and dry powder inhalers. Fluid dynamics modeling, in-vitro and human trials indicate that up to 50% of drug emitted by the ADDS reaches the lungs with oral deposition reduced to approximately 10%. Because of this increase in efficiency, ADDS should require less drug per actuation than existing devices to achieve the same therapeutic effect. This may result in more unit doses per drug canister than a conventional MDI, with less potential for adverse reactions.

         ADDS also features a unique proprietary triggering mechanism that actuates at the correct time during inhalation. It is designed to automatically adjust to the patient's breathing pattern to accommodate differences in age and disease state. This synchronous trigger is designed to reduce patient coordination problems and enhance patient compliance.

Description of the ADDS

         The ADDS technology utilizes a standard aerosol MDI canister, encased in a compact device that provides an aerosol flow-control chamber and a synchronized triggering mechanism. Manipulation of the discharged drug-containing aerosol cloud is key to optimization of the efficiency and consistency for MDIs.

         The ADDS design uses fluid dynamics to: (1) reduce the velocity of the drug relative to the inspiratory breath velocity (less than one meter/second);
(2) increase residence time of the aerosol droplets before exiting the device to allow near complete evaporation of the propellant; (3) increase droplet dispersion and mixing, thus increasing evaporation and improving vapor fraction at every point along the flow path; (4) reduce the diameter of the drug particles at the exit plane of the device; (5) decrease inertia of droplets to reduce impaction; and (6) improve timing of dose discharge with inspiratory breath for increased drug deposition in lungs.

The unique features of ADDS are:

         Aerosol Flow-Control Chamber. The aerosol flow-control chamber allows the patient to inhale through the device at a normal breathing rate, instead of a forced breath. The inspiratory breath establishes flow fields within the device that mix and uniformly disperse the drug in the breath. In the mouthpiece, nearly all the propellant is evaporated leaving only drug particles to be inspired, allowing a significant increase in the amount of drug delivered to the lungs. Only small amounts of drug deposit in the mouth and throat.

         Synchronizing Trigger Mechanism. A triggering and timing mechanism that is synchronized with the patient's inspiratory breath controls the discharge of the metering valve. ADDS can accommodate different inspiratory flowrates, so any patient can activate the triggering device. Similarly, the timing mechanism will automatically adjust to the flow generated by the patient, delaying or hastening discharge in proportion to the total volume passing through the flow control chamber. This feature accommodates differences in inspiratory flow characteristic of pulmonary disease states in children, adults and the infirm.

ADDS Advantages

         The Company believes that the ADDS technology possesses many potential competitive advantages over other inhalation systems in both local respiratory and systemic applications. It is applicable to all age categories, eliminating the most troublesome problems of aerosol metered dose delivery. Increased efficiency allows for potential application to proteins and peptides formerly not considered as candidates for aerosol delivery.

         The performance characteristics of the ADDS are expected to translate into multiple benefits, including:

         Improved Drug Delivery Efficiency. A higher percentage of the drug emitted by the ADDS is delivered to the lungs than current inhalation systems while approximately 10% is lost through deposition in the mouth and throat. The improved delivery efficiency enhances efficacy, reduces side effects and provides greater consistency of dose administration.

         Greater Patient Compliance. The ADDS reduces technique dependence for simple, consistent dose-to-dose delivery, resulting in improved compliance with prescribed therapy.

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

ADDS Product Pipeline in Development

         ADDS SYSTEMIC THERAPIES. The development of systemic drugs using ADDS is being conducted as part of the Company's alliance with Elan. The first product to be developed is targeted to address migraine headaches. The Company is utilizing ergotamine tartrate as a proof-of-principle product. Ergotamine, an alpha adrenergic blocking agent, is a therapy to stop or prevent vascular headaches such as migraines. Migraine headaches affect 16-18 million Americans. Worldwide annual sales for the migraine therapy market are in excess of $2.3 billion with many patients unable to get satisfactory relief from currently available therapies. In fact, it is estimated that absenteeism and medical expenses resulting from migraine total $50 billion annually. Current oral drug therapies for the treatment of migraine headaches have slow onset of action, resulting in a medical need that may be better satisfied through pulmonary delivery.

         Status: In December 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing the ADDS to a conventional MDI. The trial showed successful delivery of the drug to all regions of lung with significantly reduced mouth and throat deposition, and rapid drug absorption. The Company is currently seeking to attract a partner for the continued development and commercialization of this product.

         ADDS RESPIRATORY THERAPIES. The ADDS has broad applicability across respiratory disease therapies since it utilizes basic MDI delivery methods that are the most popular forms of respiratory delivery. The ADDS technology's ability to significantly minimize oral deposition makes it especially applicable to steroids and steroid combinations with which fungal overgrowth side effects are common. In addition, U.S. patients and physicians have indicated that they prefer metered dose aerosol delivery. The ADDS technology is positioned to take advantage of this built-in market preference for MDIs with its potential for superior performance, reduced adverse reactions and cost-effectiveness. Inhaled steroids are the fastest growing segment of the respiratory market and the largest in Europe. The features of the ADDS directly minimize the aspects of inhaled steroids that remain a concern to patients and physicians. The market for inhaled steroids on a worldwide basis is approximately $2.0 billion.

         Status: In September 2000, the Company completed a pilot study using the ADDS to deliver an undisclosed, patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by ADDS compared to the distribution of this same drug delivered through a commercially available MDI in 12 healthy volunteers. Results of this study demonstrated that ADDS significantly increased drug deposition in all regions of the lung. ADDS delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. An IND is being prepared for filing with the FDA on this respiratory drug.

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

INHALED STEROID PRODUCTS

         In October 1999, the Company and Elan formed a separate joint venture to develop three inhaled steroid products to treat certain respiratory diseases that will utilize Elan's Nanocrystal dispersion technology and Sheffield's pulmonary delivery systems. Because of the difficulties in formulating steroids for delivery through a solution-based inhalation system, only one steroid product is currently available in the United States for delivery through a nebulizer. The estimated worldwide market for inhaled steroids is $2 billion annually and growing at 20% per year. The three products being formulated using Elan's Nanocrystal technology are 1) a propellant-based steroid formulation for inhalation in the ADDS; 2) a unit-dose packaged steroid formulation for inhalation delivery in a standard commercial tabletop device; and 3) a steroid formulation for inhalation delivery using the MSI. Formulation work is currently underway in all three of these inhaled steroid products.

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

ABSORPTION ENHANCING TECHNOLOGY

         As part of the same transaction in which the Company acquired UPDAS, the Company also acquired a worldwide exclusive license to Elan's Absorption Enhancing Technology. While not a delivery system itself, the Enhancing Technology is a therapeutic agent identified by Elan to increase the systemic absorption of drugs delivered to the lungs. The Enhancing Technology will be utilized in conjunction with the Company's other pulmonary delivery systems.

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

         Because the Company is no longer funding these projects, it is at risk of losing its rights to certain of these technologies. There can be no assurance that the Company will be able to sell or license its rights to any of its remaining early stage research projects or realize any milestone payments or other revenue from those early stage research projects that have been previously divested.

         In November 1997, the Company entered into a license arrangement for some of its early stage technologies with Lorus Therapeutics, Inc. (formerly Imutec Pharma Inc.). The arrangement licenses rights to a series of compounds for the treatment of cancer, Kaposi's sarcoma and actinic keratosis to a newly formed company, NuChem Pharmaceuticals, Inc. ("NuChem") for which Lorus Therapeutics will provide funding and management of the development program. The Company holds a 20% equity interest in NuChem.

         Work on the lead compounds by NuChem has progressed in the pre-clinical phase. In 1999, NuChem announced that the U.S. National Cancer Institute has agreed to undertake additional in vitro screening after initial evaluation of the compounds. In 2000, NuChem chose NC 381 as its lead anti-cancer drug for further studies in preparation for clinical trials. Preclinical toxicology studies are currently underway.

GOVERNMENT REGULATION

         The Company's research and development activities and, ultimately, any production and marketing of its licensed products, are subject to comprehensive regulation by numerous governmental authorities in the United States and other countries. Among the applicable regulations in the United States, pharmaceutical products are subject to the Federal Food, Drug & Cosmetic Act, the Public Health Services Act, other federal statutes and regulations, and certain state and local regulations. These regulations and statutes govern the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising, promotion, sale, distribution and approval of such pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

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

         The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as compliant with GMP. Continued registration requires compliance with standards for GMP. In complying with GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure technical compliance. In addition, manufacturers must comply with the United States Department of Health and Human Services and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Drug Enforcement Administration and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. Other regulatory agencies such as the Occupational Safety and Health Administration also monitor a manufacturing facility for compliance. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

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

PATENTS AND TRADEMARKS

         MSI System Patents and Trademark

         Under its agreement with Siemens for the technology underlying the MSI system, the Company is responsible for jointly financing and prosecuting the U.S. patent applications for the benefit of the owners and licensors of this technology. To date, three U.S. patents have issued, and two U.S. and European applications each are pending. The issued U.S. patents provide protection through 2017 for the MSI device, the dosator cartridges and their combinations.

         Aerosol Drug Delivery System Patents

         As of the December 31, 2000, three U.S. patents have issued and two U.S. and four foreign applications are pending. The issued U.S. patents cover the ADDS flow control and triggering mechanism through 2018.

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

COMPETITION

         The Company competes with approximately 25 other companies involved in developing and selling respiratory products for the U.S. market. Most of these companies possess financial and marketing resources and developmental capabilities substantially greater than the Company. Some of the products in development by other companies may be demonstrated to be superior to the Company's current or future products. Furthermore, the pharmaceutical industry is characterized by rapid technological change and competitors may complete development and reach the marketplace prior to the Company. The Company believes that competition in the respiratory category will be based upon several factors, including product efficacy, safety, reliability, availability, and price, among others.

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

         As part of its strategic alliance with Elan, on June 30, 1998, the Company formed SPD as a wholly owned subsidiary. At that time, SPD acquired the Company's rights to the systemic applications of the MSI and the ADDS. In addition, SPD acquired Elan's rights to the UPDAS and the Enhancing Technology. SPD is responsible for the development of systemic applications in both the MSI and ADDS.

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

EMPLOYEES

         As of March 6, 2001, the Company employed 17 persons, five of whom are executive officers.


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

We have experienced significant operating losses throughout our history and expect these losses to continue for the foreseeable future.

         Our operations to date have consumed substantial amounts of cash and we have generated to date only limited revenues from contract research and licensing activities. We have incurred approximately $80.8 million of operating losses since our inception, including $6.1 million during the year ended December 31, 2000. Our operating losses and negative cash flow from operations are expected to continue in the foreseeable future.

We will need additional financing, which if not available, could prevent us from funding or expanding our operations.

         Cash available for funding our operations as of December 31, 2000 was $3.0 million. As of such date, we had trade payables and accrued liabilities of $1.2 million and current research obligations of $.2 million. In addition, committed and/or anticipated funding of research and development after December 31, 2000 is estimated at approximately $3.1 million, of which $3.0 million has been committed to be funded by Elan through the issuance of our Series E cumulative convertible preferred stock. Since December 31, 2000 we have received $1.0 million as an interest-free advance against future milestone payments, and anticipate that we have sufficient cash to meet our cash requirements through December 31, 2001, assuming we do not incur unexpected costs.

         We need to raise substantial additional capital to fund our operations. The development of our technologies and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress in developing and out-licensing our pulmonary delivery technologies, our ability to establish and maintain collaborative arrangements with others and to comply with the terms thereof, receipt of payments due from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products.

         We intend to seek such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, stockholders may be further diluted and such equity securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize. If adequate funds are not available from operations or additional sources of funding, our business will suffer a material adverse effect.

Our products are still in development and we may be unable to bring our products to market.

         We have not yet begun to generate revenues from the sale of products. Our products will require significant additional development, clinical testing and investment prior to their commercialization. We do not expect regulatory approval for commercial sales of any of our products in the immediate future. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibility that products will not be proven to be safe and efficacious in clinical trials, that they will not be able to meet applicable regulatory standards or obtain required regulatory approvals, that they cannot be produced in commercial quantities at reasonable costs or that they fail to be successfully commercialized or fail to achieve market acceptance.

If our products are not accepted by the medical community, our business will suffer.

         Commercial sales of our products will substantially depend upon the products' efficacy and on their acceptance by the medical community. Widespread acceptance of our products will require educating the medical community as to the benefits and reliability of the products. Our products may not be accepted and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

We will be required to make royalty payments on products we may develop, reducing the amount of revenues with which we could fund ongoing operations.

         The owners and licensors of the technology rights acquired by us are entitled to receive a certain percentage of all revenues received by us from commercialization, if any, of products in respect of which we hold licenses. Accordingly, in addition to our substantial investment in product development, we will be required to make substantial payments to others in connection with revenues derived from commercialization of products, if any, developed under licenses we hold. Consequently, we will not receive the full amount of any revenues that may be derived from commercialization of products to fund ongoing operations.

Our dependence on third parties for rights to technology and the development of our products could harm our business.

         Under the terms of existing license agreements, we are obligated to make certain payments to our licensors. In the event that we default on the payment of an installment under the terms of an existing licensing agreement, our rights thereunder could be forfeited. As a consequence, we could lose all rights under a license agreement to the related licensed technology, notwithstanding the total investment made through the date of the default. Unforeseen obligations or contingencies may deplete our financial resources and, accordingly, sufficient resources may not be available to fulfill our commitments. If we were to lose our rights to technology, we may be unable to replace the licensed technology or be unable to do so on commercially reasonable terms, which would materially adversely affect our ability to bring products based on that technology to market. In addition, we depend on our licensors for assistance in developing products from licensed technology. If these licensors fail to perform or their performance is not satisfactory, our ability to successfully bring products to market may be delayed or impeded.

We face intense competition and rapid technological changes and our failure to successfully compete or adapt to changing technology could make it difficult to successfully bring products to market.

         The medical field is subject to rapid technological change and innovation. Pharmaceutical and biomedical research and product development are rapidly evolving fields in which developments are expected to continue at a rapid pace. Reports of progress and potential breakthroughs are occurring with increasing frequency. Our success will depend upon our ability to develop and maintain a competitive position in the research, development and commercialization of products and technologies in our areas of focus. Competition from pharmaceutical, chemical, biomedical and medical companies, universities, research and other institutions is intense and is expected to increase. All, or substantially all, of these competitors have substantially greater research and development capabilities, experience, and manufacturing, marketing, financial and managerial resources. Further, acquisitions of competing companies by large pharmaceutical or other companies could enhance such competitors' financial, marketing and other capabilities. Developments by others may render our products or technologies obsolete or not commercially viable and we may not be able to keep pace with technological developments.

We are subject to significant government regulation and failure to achieve regulatory approval for our products would severely harm our business.

         Our ongoing research and development projects are subject to rigorous FDA approval procedures. The preclinical and clinical testing requirements to demonstrate safety and efficacy in each clinical indication (the specific condition intended to be treated) and regulatory approval processes of the FDA can take a number of years and will require us to expend substantial resources. We may be unable to obtain FDA approval for our products, and even if we do obtain approval, delays in such approval would adversely affect the marketing of products to which we have rights and our ability to receive product revenues or royalties. Moreover, even if FDA approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA, and a later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. Additional government regulation may be established which could prevent or delay regulatory approval of our products. Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval. We have no experience in manufacturing or marketing in foreign countries nor in matters such as currency regulations, import-export controls or other trade laws. To date, we have not received final regulatory approval from the FDA or any other comparable foreign regulatory authority for any of our products or technologies.

Our failure to meet product release schedules would make it difficult to predict our quarterly results and may cause our operating results to vary significantly.

         Delays in the planned release of our products may adversely affect forecasted revenues and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. Our failure to introduce new products on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share.

If our intellectual property and proprietary rights are infringed, or infringe upon the rights of others, our business will suffer.

         Our success will depend in part on our ability to obtain patent protection for our technologies, products and processes and to maintain trade secret protection and operate without infringing the proprietary rights of others. The degree of patent protection to be afforded to pharmaceutical, biomedical or medical inventions is an uncertain area of the law. In addition, the laws of foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We may not develop or receive sublicenses or other rights related to proprietary technology that are patentable, patents that are pending may be not issued, and any issued patents may not provide us with any competitive advantages and may be challenged by third parties. Furthermore, others may independently duplicate or develop similar products or technologies to those developed by or licensed to us. If we are required to defend against charges of patent infringement or to protect our own proprietary rights against third parties, substantial costs will be incurred and we could lose rights to certain products and technologies or be required to enter into costly royalty or licensing agreements.

We do not have any marketing or manufacturing capabilities and will likely rely on third parties for these capabilities in order to bring products to market.

         We do not currently have our own sales force or an agreement with another pharmaceutical company to market all of our products that are in development. When appropriate, we may build or otherwise acquire the necessary marketing capabilities to promote our products. However, we may not have the resources available to build or otherwise acquire our own marketing capabilities, and we may be unable to reach agreements with other pharmaceutical companies to market our products on terms acceptable to us, if at all.

         In addition, we do not intend to manufacture our own products. While we have already entered into two manufacturing and supply agreements related to the MSI system and one related to the ADDS, these manufacturing and supply agreements may not be adequate and we may not be able to enter into future manufacturing and supply agreements on acceptable terms, if at all. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over product quality and delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

Healthcare reimbursement policies are uncertain and may adversely impact the sale of our products.

         Our ability to commercialize human therapeutic and diagnostic products may depend in part on the extent to which costs for such products and technologies are reimbursed by private health insurance or government health programs. The uncertainty regarding reimbursement may be especially significant in the case of newly approved products. Reimbursement price levels may be insufficient to provide a return to us on our investment in new products and technologies. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA, including some cases refusal to cover such approved products. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

We may become subject to product liability claims and our product liability insurance may be inadequate.

     The use of our proposed products and processes during testing, and after approval, may entail inherent risks of adverse effects that could expose us to product liability claims and associated adverse publicity. Although we currently maintain general liability insurance, the coverage limits of our insurance policies may not be adequate. We currently maintain clinical trial product liability insurance of $2.0 million per event for certain clinical trials and intend to obtain insurance for future clinical trials of products under development. However, we may be unable to obtain or maintain insurance for any future clinical trials. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. A successful claim brought against us in excess of our insurance coverage would have a material adverse effect upon us and our financial condition. We intend to require our licensees to obtain adequate product liability insurance. However, licensees may be unable to maintain or obtain adequate product liability insurance on acceptable terms and such insurance may not provide adequate coverage against all potential claims.

If our common stock is delisted from the American Stock Exchange, the price of our common stock and its liquidity could decline.

         Our common stock is listed for trading on the American Stock Exchange, or AMEX, under the symbol "SHM". We do not satisfy discretionary AMEX guidelines for continued listing, including a guideline that a listed company that has sustained losses from operations and/or net losses in three of its four most recent fiscal years, have stockholders' equity of at least $4,000,000. We had net capital deficiency of $413,720 at December 31, 2000. We also do not satisfy a guideline against continued losses for each of the issuer's five most recent fiscal years. Our continued failure to meet the listing guidelines has been regularly reviewed by AMEX and may ultimately result in our common stock being delisted from AMEX. If our common stock were delisted from AMEX, trading of our common stock, if any, would thereafter likely be conducted in the over-the-counter market, unless we were able to list our common stock on The Nasdaq Stock Market or another national securities exchange, which cannot be assured. If our common stock were to trade in the over-the-counter market it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, it may become more difficult for us to raise funds through the sale of our securities.

         In the event of the delisting of our common stock from the AMEX and our inability to list our common stock on The Nasdaq Stock Market or another national securities exchange, the regulations of the SEC under the Securities Exchange Act of 1934, as amended, require additional disclosure relating to the market for penny stocks. SEC regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If our securities become subject to the regulations applicable to penny stocks, the market liquidity for our securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell our securities.

The price of biotechnology/pharmaceutical company stocks has been volatile which could result in substantial losses to our stockholders.

         The market price of securities of companies in the biotechnology/pharmaceutical industries has tended to be volatile. Announcements of technological innovations by us or our competitors, developments concerning proprietary rights and concerns about safety and other factors may have a material effect on our business or financial condition. The market price of our common stock may be significantly affected by announcements of developments in the medical field generally or our research areas specifically. The stock market has experienced volatility in market prices of companies similar to us that has been unrelated to the operating results of such companies. This volatility may have a material adverse effect on the market price of our common stock.

Our ability to issue "blank check" preferred stock may make it more difficult for a change in our control.

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in our control and preventing shareholders from receiving a premium for their shares in connection with a change of control. We issued Series A and Series B cumulative convertible redeemable preferred stock in connection with private placements in February 1997 and April 1998, respectively. All of the Series A preferred stock was converted into common stock during 1998. On July 31, 1998, all of the Series B Preferred stock was redeemed for cash. We also issued shares of our Series C cumulative convertible preferred stock in connection with the consummation of an agreement with Elan International Services, Ltd. ("Elan International") in June 1998. In October 1999, in conjunction with a licensing agreement with Elan International, we issued shares of our Series D cumulative convertible exchangeable preferred stock and Series F cumulative convertible preferred stock. In addition, we also have a commitment from Elan International to purchase shares of Series E cumulative convertible non-exchangeable preferred stock at our option (subject to satisfaction of certain conditions). Except for the previously-mentioned purchase commitment for Series E preferred stock, and additional shares of Series C, D and E preferred stock that may be payable as dividends to Elan International, as holder of the outstanding Series C, D and E preferred stock, we have no present intention to issue any additional shares of our preferred stock; however, we may issue additional shares of our preferred stock in the future.

We have granted anti-dilutions rights to The Tail Wind Fund Ltd. which may require us to issue additional shares to Tail Wind, make cash payments to Tail Wind and may hinder our ability to raise additional funds.

         Pursuant to our December 2000 private placement with The Tail Wind Fund Ltd., until at least August 29, 2002, if we sell shares of our common stock or securities convertible into or exercisable for common stock for less than $3.5888 per share, we are obligated to issue to Tail Wind additional shares so that the number of shares purchased by Tail Wind in the December 2000 private placement plus the additional shares issued to Tail Wind equals the number of shares that Tail Wind could have purchased for $2,250,000 at the price per share at which the new shares are sold. The presence of these anti-dilution rights may negatively affect our ability to obtain additional financing. In addition, in the event that we are required to issue additional shares to Tail Wind, we may not issue an aggregate of over 5,630,122 shares of our common stock in total to Tail Wind in connection with the December 2000 private placement. If we would otherwise be required to issue more than 5,630,122 shares to Tail Wind, we must instead pay Tail Wind 105% of the cash value of such shares we do not issue.

We are obligated to issue additional securities in the future diluting our stockholders.

         As of December 31, 2000, we had reserved approximately 6,921,629 shares of our common stock for issuance upon exercise of outstanding options and warrants convertible into shares of our common stock, including by our officers and directors. In addition, as of December 31, 2000, we had $2,000,000 principal amount of a convertible promissory note, 13,712 shares of our Series C preferred stock, 12,870 shares of our Series D preferred stock, 1,004 shares of our Series E preferred stock and 5,000 shares of our Series F preferred stock outstanding. Each of the convertible securities provides for conversion into shares of our common stock at a discount to the market price at December 31, 2000. Our Series C, D, E and F preferred stock are convertible into 9,724,823 shares, 2,648,148 shares, 258,098 shares and 1,470,588 shares, respectively, of common stock. The convertible promissory note, including accrued interest is convertible into 1,362,578 shares of common stock. The exercise of options and outstanding warrants, the conversion of such other securities and sales of common stock issuable thereunder could have a significant dilutive effect on the market price of our common stock and could materially impair our ability to raise capital through the future sale of our equity securities.


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

2000:                                                                  High     Low
                                                                       ----     ---

        Fourth Quarter..........................................     $6.625      $3.250
        Third Quarter...........................................      6.875       4.250
        Second Quarter..........................................      5.938       3.000
        First Quarter...........................................      7.938       3.375

1999:                                                                  High     Low
                                                                       ----     ---

        Fourth Quarter..........................................     $5.250      $2.438
        Third Quarter...........................................      2.938       2.000
        Second Quarter..........................................      3.063       2.188
        First Quarter...........................................      3.500       2.000

         The closing sale price for the Company's Common Stock on the AMEX on March 6, 2001 was $3.70 per share. At March 6, 2001, there were approximately 413 holders of record of the Company's Common Stock.

         The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Company's Series C, D and E Preferred Stock generally prohibit the payment of cash dividends and other distributions on the Company's Common Stock unless full cumulative stock dividends on shares of such Series C, D and E Preferred Stock have been paid or declared in full. During 2000, the Company issued stock dividends totaling 932, 855 and 4 shares and cash dividends for fractional shares of $2,045, $750, and $750 on Series C, D and E Preferred Stock, respectively.

         The following unregistered securities were issued by the Company during the quarter ended December 31, 2000:

                                                           NUMBER OF
                                                             SHARES
                                                           SOLD/ISSUED/      OFFERING/
                                                            SUBJECT TO       EXERCISE
 DATE OF                        DESCRIPTION OF              OPTIONS OR        PRICE
SALE/ISSUANCE                  SECURITIES ISSUED             WARRANTS       PER SHARE ($)    PURCHASER OR CLASS
-------------                  -----------------           ------------     -------------    ------------------
                          Warrant to purchase shares of
October 2, 2000           Common Stock, $.01 par value          35,000           $6.125        Accredited Investor

December 29, 2000         Common Stock, $.01 par value         626,950          $3.5888        Accredited Investor

                          Warrant to purchase shares of
December 29, 2000         Common Stock, $.01 par value          18,808          $4.9844        Accredited Investor

                          Warrant to purchase shares of
December 29, 2000         Common Stock, $.01 par value          18,808          $4.9844        Accredited Investor

                          Warrant to purchase shares of
December 29, 2000         Common Stock, $.01 par value         112,500          $4.9844        Accredited Investor


The issuance of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000, pertinent portions of which are attached hereto as Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by this Item is incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000, pertinent portions of which are attached hereto as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no material market risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly financial data for 2000 and 1999 is summarized below:

                                                              Three Months Ended
                                                              ------------------
                                            Mar 31            Jun 30            Sep 30           Dec 31
                                            ------            ------            ------           ------
2000:
Total revenues                              $  121,170        $    124,505      $    46,109      $     214,788
Operating loss                              (1,475,577)         (1,449,671)     (1,367,362)         (1,765,790)
Net loss                                    (1,457,090)         (1,383,810)     (1,318,141)         (1,604,110)
Basic and diluted net loss per share              (.05)               (.05)           (.05)               (.06)

1999:
Total revenues                              $    26,000       $  101,412        $  147,526       $    124,440
Operating loss                              (1,154,642)       (1,468,668)       (1,418,452)      (16,257,730)
Net loss                                    (1,162,656)       (1,487,010)       (1,454,942)      (13,280,180)
Basic and diluted net loss per share              (.04)             (.05)             (.05)             (.49)


The remaining information required by this Item is incorporated by reference to the Company's Annual Report to Stockholders for the year ended December 31, 2000, pertinent portions of which are attached hereto as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed no later than April 30, 2001, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed no later than April 30, 2001, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed no later than April 30, 2001, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed no later than April 30, 2001, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following Financial Statements are included in Exhibits 13 hereto:
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                      December 31, 2000 and 1999
                  Consolidated Statements of Operations for the years ended
                      December 31, 2000, 1999 and 1998 and for the period October 17, 1986 (inception) to December, 31 2000
                  Consolidated Statements of Stockholders' Equity (net capital deficiency) for the period from October 17, 1986 (inception) to December 31, 2000
                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 2000, 1999 and 1998 and for the period from October 17, 1986 (inception) to December 31, 2000
                  Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

                  All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits:


NO.                                                                                              REFERENCE

3.1               Certificate of Incorporation of the Company, as amended                          (10)

3.2               By-Laws of the Company                                                            (4)

4.1               Form of Common Stock Certificate                                                  (2)

4.4               Certificate of Designations defining the powers, designations,                   (10)
                  rights, preferences, limitations and restrictions applicable to the Company's Series C Cumulative Convertible Redeemable
                  Preferred Stock.


NO.                                                                                              REFERENCE

4.5               Certificate of Designations defining the powers, designations,                   (15)
                  rights, preferences, limitations and restrictions applicable to the Company's Series D Cumulative Convertible Exchangeable
                  Preferred Stock.

4.6               Certificate of Designations defining the powers, designations,                   (15)
                  rights, preferences, limitations and restrictions applicable to the Company's Series E Convertible Non-Exchangeable
                  Preferred Stock.

4.7               Certificate of Designations defining the powers, designations,                   (15)
                  rights, preferences, limitations and restrictions applicable to the Company's Series F Convertible Non-Exchangeable
                  Preferred Stock.

10.6              Employment Agreement dated as of June 6, 1996 between the                         (3)
                  Company and Thomas M. Fitzgerald*

10.6.5            Employment Agreement dated as of November 16, 1998 between the                   (14)
                  Company and Scott Hoffmann*

10.8              1993 Stock Option Plan, as amended*                                               (1)

10.9              1993 Restricted Stock Plan, as amended*                                           (1)

10.10             1996 Directors Stock Option Plan*                                                 (7)

10.11             Agreement and Plan of Merger among the Company, Camelot                           (6)
                  Pharmacal, L.L.C., David A. Byron, Loren G. Peterson and Carl
                  Siekmann dated April 25, 1997*

10.12             Employment Agreement dated as of April 25, 1997 between the                       (6)
                  Company and David A. Byron*

10.13             Employment Agreement dated as of April 25, 1997 between the                       (6)
                  Company and Loren G. Peterson*

10.14             Employment Agreement dated as of April 25, 1997 between the                       (6)
                  Company and Carl Siekmann*

10.15             Form of the Company's 6% Convertible Subordinated Debentures                      (8)
                  due September 22, 2000.

10.16             Lease dated August 18, 1997 between Corporate Center, L.L.C.                      (5)
                  and the Company relating to the lease of office space in St.
                  Louis, Missouri.

10.17             Assignment and License Agreement dated as of December 3, 1997                     (9)
                  between 1266417 Ontario Limited and Ion Pharmaceuticals, Inc.
                  (portions of this exhibit were omitted and were filed
                  separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities
                  Exchange Act of 1934, as amended).


NO.                                                                                              REFERENCE

10.18             Sub-License Agreement dated as of December 3, 1997 between                        (9)
                  1266417 Ontario Limited and Ion Pharmaceuticals, Inc. (portions of this exhibit were omitted and were filed separately with the
                  Securities Exchange Commission pursuant to the Company's
                  application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange
                  Act of 1934, as amended).

10.19             Form of Sublicense and Development Agreement between Sheffield                   (12)
                  Pharmaceuticals, Inc. and Inpharzam International, S.A.
                  (portions of this exhibit were omitted and were filed
                  separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the
                  Securities Exchange Act of 1934, as amended).

10.20             Securities Purchase Agreement, dated as of June 30, 1998, by                     (13)
                  and between Sheffield pharmaceuticals, Inc. and Elan
                  International Services, Ltd., which includes the Certificate of Designations of Series C Convertible Preferred Stock as
                  Exhibit B. The Company agreed to furnish the disclosure
                  schedules as well as Exhibits A and C, which were omitted from this filing, to the Commission upon request (portions of this exhibit were omitted and were filed separately with the
                  Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange
                  Act of 1934, as amended).

10.21             Systemic Pulmonary Delivery, Ltd. Joint Development and                          (13)
                  Operating Agreement dated as of June 30, 1998 among Systemic
                  Pulmonary Delivery, Ltd., Sheffield Pharmaceuticals, Inc. and
                  Elan International Services, Ltd. (portions of this exhibit were omitted and were filed separately with the Securities and
                  Exchange Commission pursuant to the Company's application
                  requesting confidential treatment in accordance with Rule
                  24b-2 as promulgated under the Securities Exchange Act of
                  1934, as amended).

10.22             License and Development Agreement dated June 30, 1998 between                 (13)
                  Sheffield Pharmaceuticals, Inc. and Systemic Pulmonary
                  Delivery, Ltd. and Elan Corporation plc. (portions of this exhibit were omitted and were filed separately with the
                  Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange
                  Act of 1934, as amended).


NO.                                                                                              REFERENCE


10.23             License and Development Agreement dated June 30, 1998 between                 (13)
                  Systemic Pulmonary Delivery, Ltd. and Sheffield
                  Pharmaceuticals, Inc. and Elan Corporation, plc. (portions of this exhibit were omitted and were filed separately with the
                  Securities and Exchange Commission pursuant to the Company's application requesting Rule 24b-2 as promulgated under the
                  Securities Exchange Act of 1934, as amended).

10.24             License and Development Agreement dated June 30, 1998 between                 (13)
                  Elan Corporation, plc and Systemic Pulmonary Delivery, Ltd.
                  and Sheffield Pharmaceuticals, Inc. (portions of this exhibit were omitted and were filed separately with the Securities and
                  Exchange Commission pursuant to the Company's application
                  requesting confidential treatment in accordance with Rule
                  24b-2 as promulgated under the Securities Exchange Act of
                  1934, as amended).

10.25             Securities Purchase Agreement, dated as of October 18, 1999,                  (15)
                  by and between the Company and Elan (portions of this exhibit were omitted and were filed separately with the Securities and
                  Exchange Commission pursuant to the Company's application
                  requesting confidential treatment in accordance with Rule
                  24b-2 as promulgated under the Securities Exchange Act of
                  1934, as amended).

10.26             Subscription, Joint Development and Operating Agreement dated                 (15)
                  as of October 18, 1999 by and among Elan Pharma International
                  Limited, Elan, the Company and Newco. (portions of this
                  exhibit were omitted and were filed separately with the
                  Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange
                  Act of 1934, as amended).

010.27            License Agreement, dated as of October 19, 1999, by and                       (15)
                  between the Company and Newco (portions of this exhibit were omitted and were filed separately with the Securities and
                  Exchange Commission pursuant to the Company's application
                  requesting confidential treatment in accordance with Rule
                  24b-2 as promulgated under the Securities Exchange Act of
                  1934, as amended).

10.28             License Agreement, dated as of October 19, 1999, by and                       (15)
                  between Elan Pharma International Limited and Newco (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the
                  Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities
                  Exchange Act of 1934, as amended).

10.29             Registration Rights Agreement dated as of October 18, 1999 by                 (15)
                  and between Elan and the Company.


NO.                                                                                              REFERENCE



10.30             Securities Purchase Agreement dated as of December 29, 2000,                   (16)
                  by and between the Company and The Tail Wind Fund Ltd

10.31             Registration Rights Agreement dated as of December 29, 2000,                   (16)
                  by and between the Company and The Tail Wind Fund Ltd

13                Portions of the Company's Annual Report to Stockholders for                    (1)
                  the year ended December 31, 2000 relating to Items 6, 7 and 8.

21                Subsidiaries of Registrant                                                     (1)

23.1              Consent of Ernst & Young LLP                                                   (1)

24                Power of Attorney (Included on page 29 hereof)                                 (1)


* Management contracts or compensatory plans or arrangements.
-----------------------
(1)      Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-38327) filed with the Securities and Exchange Commission on October 21, 1997.
(9) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 1997.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Securities and Exchange Commission.
(11) Incorporated by reference to Exhibit 3 of the Company's Current Report on Form 8-K, dated April 17, 1998, filed with the Securities and Exchange Commission.
(12) Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K, dated June 22, 1998, filed with the Securities and Exchange Commission.
(13) Incorporated by reference to exhibits to the Company's Current Report on Form 8-K, dated July 16, 1998, filed with the Securities and Exchange Commission.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 1999.
(16) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-54446) filed with the Securities and Exchange Commission on January 26, 2001.

(b)      Reports on Form 8-K

         (1) Current Report on Form 8-K filed with Securities and Exchange Commission on November 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHEFFIELD PHARMACEUTICALS, INC.

Dated:  March 9, 2001                /S/
                                     --------------------------
                                      Loren G. Peterson
                                     President and Chief Executive Officer

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



                 SIGNATURE                                     TITLE                                DATE
                 ---------                                     -----                                ----
                   /S/                       Chairman and Director                             March 9, 2001
----------------------------------------
         Thomas M. Fitzgerald

                   /S/                       Director, President and Chief                     March 9, 2001
----------------------------------------     Executive Officer
         Loren G. Peterson

                  /S/                        Director                                          March 9, 2001
----------------------------------------
         John M. Bailey

                  /S/                        Director                                          March 9, 2001
----------------------------------------
         Digby W. Barrios

                   /S/                       Director                                          March 9, 2001
----------------------------------------
         Todd C. Davis

                   /S/                       Vice President, Chief                             March 9, 2001
----------------------------------------     Financial Officer,
         Scott A. Hoffmann                   Treasurer and Secretary (Chief Financial
                                             and Chief Accounting Officer)