Form 10-Q
period 2001-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 2001-05-14
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001


                         Commission file number 1-12584


                         SHEFFIELD PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its Charter)


                DELAWARE                            13-3808303
        (State of Incorporation)         (IRS Employee Identification Number)


 14528 SOUTH OUTER FORTY ROAD               63017         (314) 579-9899
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


The number of shares outstanding of the Registrant's Common Stock is 28,935,321 shares as of May 11, 2001.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                Table of Contents


                                                                                        Page
                                                                                        ----


                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2001
   and December 31, 2000.................................................................3

Consolidated Statements of Operations
  for the three months ended March 31, 2001 and 2000 and for the period from
  October 17, 1986 (inception) to March 31, 2001 ........................................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to March 31, 2001 .........................................................5

Consolidated Statements of Cash Flows
  for the three  months ended March 31, 2001 and 2000 and for the period from
  October 17, 1986 (inception) to March 31, 2001.........................................6

Notes to Consolidated Financial Statements ..............................................7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................................8

                                     PART II

Item 2.  Changes in Securities...........................................................12

Item 6.  Exhibits and Reports on Form 8-K................................................12

Signatures...............................................................................13


PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                                                     March 31, 2001              December 31,
                                                                                                                     2000
                                                                                    ----------------           ---------------
                                                                                       (unaudited)

Current assets:
    Cash and cash equivalents ..................................................          $2,381,084                $3,041,948
    Marketable equity securities................................................             300,887                   327,422
    Milestone advance receivable ...............................................                  --                 1,000,000
    Prepaid expenses and other current assets ..................................             400,575                   540,272
                                                                                     ----------------          ---------------
       Total current assets ....................................................           3,082,546                 4,909,642
                                                                                     ----------------           ---------------

Property and equipment:
    Laboratory equipment .......................................................             275,219                   271,748
    Office equipment ...........................................................             220,654                   211,609
    Leasehold improvements .....................................................              18,320                    18,320
                                                                                     ----------------           ---------------
       Total at cost ...........................................................             514,193                   501,677
    Less accumulated depreciation and amortization .............................           (261,891)                 (235,389)
                                                                                     ----------------
                                                                                                                ---------------
       Property and equipment, net .............................................             252,302                   266,288
                                                                                     ----------------           ---------------

Patent costs, net of accumulated amortization of $11,609 and $9,287,
    respectively................................................................             256,575                   258,897
Other assets....................................................................              15,830                    15,830
                                                                                     ----------------           ---------------
    Total assets ...............................................................          $3,607,253                $5,450,657
                                                                                     ================           ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable and accrued liabilities ...................................            $840,468                $1,234,765
    Sponsored research payable .................................................             235,757                   235,757
                                                                                     ----------------           ---------------
       Total current liabilities ...............................................           1,076,225                 1,470,522

Convertible promissory note ....................................................           2,000,000                 2,000,000
Unearned revenue ...............................................................           2,000,000                 2,000,000
Other long-term liabilities ....................................................             448,850                   393,855
Commitments and contingencies ..................................................                  --                        --
                                                                                     ----------------           ---------------
    Total liabilities ..........................................................           5,525,075                 5,864,377

Minority interest in subsidiary.................................................                  --                        --

Stockholders' equity (net capital deficiency):
    Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; issued and outstanding 13,951 and 13,712 shares at March 31,
         2001 and December 31, 2000, respectively...............................                 139                       137
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; 12,870 issued and outstanding at March 31, 2000 and
         December 31, 2000......................................................                 129                       129
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; 1,004 shares issued and outstanding at
         March 31, 2001 and December 31, 2000, respectively.....................                  10                        10
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2001 and
         December 31, 2000......................................................                  50                        50
    Common stock, $.01 par value, authorized 60,000,000 shares; issued and outstanding 28,905,321 and 28,791,643 shares at March 31, 2001
          and December 31, 2000, respectively...................................             289,053                   287,916
Additional paid-in capital .....................................................          80,449,759                80,108,095
Other comprehensive income .....................................................             130,932                   157,467
Deficit accumulated during development stage ...................................        (82,787,894)              (80,967,524)
                                                                                     ----------------           ---------------
          Total stockholders' equity (net capital deficiency)...................         (1,917,822)                 (413,720)
                                                                                     ----------------           ---------------

Total liabilities and stockholders' equity (net capital deficiency).............          $3,607,253                $5,450,657
                                                                                     ================           ===============



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended March 31, 2001 and 2000 and for the Period
               from October 17, 1986 (inception) to March 31, 2001
                                   (Unaudited)


                                                                                                    October 17,
                                                                                                       1986
                                                                   Three Months Ended               (inception)
                                                                        March 31,                       to
                                                            ----------------------------------       March 31,
                                                                 2001               2000               2001
                                                            ---------------    ---------------    ---------------

Revenues:
   Contract research revenue...................                $   180,747        $   121,170       $ 1, 081,697
   Sublicense revenue..........................                         --                 --          1,365,000
                                                            ---------------    ---------------    ---------------

        Total revenues.........................                    180,747            121,170          2,446,697

Expenses:
   Acquisition of research and development
     in-process technology.....................                         --                 --         29,975,000
   Research and development....................                  1,045,773            902,023         29,818,634
   General and administrative..................                    758,269            694,724         25,093,354
                                                            ---------------    ---------------    ---------------

        Total expenses.........................                  1,804,042          1,596,747         84,886,988
                                                            ---------------    ---------------    ---------------

Loss from operations...........................                 (1,623,295)        (1,475,577)       (82,440,291)

Interest income................................                     28,383             52,501            759,332
Interest expense...............................                    (57,849)           (50,033)          (855,564)
Realized loss on sale of marketable securities.                         --                 --            (85,286)
Minority interest in loss of subsidiary........                     72,351             16,019          3,212,423
                                                            ---------------    ---------------    ---------------

Loss before extraordinary item.................                 (1,580,410)        (1,457,090)       (79,409,386)

Extraordinary item.............................                         --                 --             42,787
                                                            ---------------    ---------------    ---------------

Net loss.......................................                $(1,580,410)       $(1,457,090)      $(79,366,599)
                                                            ===============    ===============    ===============

Accretion of mandatorily redeemable preferred stock                     --                 --           (103,400)
                                                            ---------------    ---------------    ---------------

Net loss - attributable to common shares.......                $(1,580,410)       $(1,457,090)      $(79,469,999)
                                                            ===============    ===============    ===============

Weighted average common shares outstanding-
   basic and diluted...........................                 28,828,015         27,588,397          9,665,089

Net loss per share of common stock - basic and diluted:
      Loss before extraordinary item...........                     $(0.05)            $(0.05)            $(8.22)
      Extraordinary item.......................                         --                 --                 --
                                                            ---------------    ---------------    ---------------
      Net loss per share.......................                     $(0.05)            $(0.05)            $(8.22)
                                                            ===============    ===============    ===============



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
       For the Period from October 17, 1986 (Inception) to March 31, 2001
                                   (Unaudited)



                                                                                    Notes
                                                                               receivable in                        Other
                                                                                 connection     Additional      comprehensive
                                                        Preferred     Common    with sale of      paid-in          income
                                                          stock       Stock        stock          capital          (loss)
                                                          -----       -----       -------         -------          ------

Balance at October 17, 1986.......................         --    $         --   $      --      $        --     $       --
Common stock issued...............................         --      11,484,953     100,000       30,539,185             --
Reincorporation in Delaware at $.01 par value.....         --     (11,220,369)         --       11,220,369             --
Common stock subscribed...........................         --              --    (110,000)              --             --
Common stock options and warrants issued..........         --              --          --          240,868             --
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C......         --           6,000          --        1,644,000             --
Common stock options extended.....................         --              --          --          215,188             --
Accretion of issuance costs for Series A preferred         --              --          --               --             --
stock.............................................
Series C preferred stock issued...................        115              --          --       11,499,885             --
Series C preferred stock dividends................          4              --          --          413,996             --
Comprehensive income (loss):
       Unrealized loss on marketable securities...         --              --          --               --       (222,226)
       Net loss...................................         --              --          --               --             --
       Comprehensive income (loss)................         --              --          --               --             --
                                                        -----    -------------  ----------     ------------    -----------
Balance at December 31, 1998......................        119         270,584     (10,000)      55,773,491       (222,226)

Common stock issued...............................         --           2,504      10,000           89,059             --
Series C preferred stock dividends................          9              --          --          865,991             --
Series D preferred stock issued...................        120              --          --       12,014,880             --
Series F preferred stock issued...................         50              --          --        4,691,255             --
Common stock warrants issued......................         --              --          --          203,452             --
Comprehensive income (loss):
     Unrealized gain on marketable securities.....         --              --          --               --        391,613
     Net loss.....................................         --              --          --               --             --
     Comprehensive income (loss)..................         --              --          --               --             --
                                                        -----    -------------  ----------     ------------    -----------
Balance at December 31, 1999......................        298         273,088          --       73,638,128        169,387

Common stock issued...............................         --          15,738          --        3,796,072             --
Repurchase and retirement of common stock.........         --            (910)         --         (312,279)            --
Series C preferred stock dividends................          9             --           --          931,991             --
Series D preferred stock dividends................          9             --           --          854,991             --
Series E  preferred stock issued..................         10             --           --          999,990             --
Series E  preferred dividends.....................                        --           --            4,000             --
Common stock warrants issued......................         --             --           --          195,202             --
Comprehensive income (loss):
     Unrealized loss on marketable securities.....         --             --           --               --        (11,920)
     Net loss.....................................         --             --           --               --             --
     Comprehensive income (loss)..................         --             --           --               --             --
                                                        -----    -------------  ----------     ------------    -----------

Balance at December 31, 2000......................        326        287,916          --        80,108,095        157,467

Common stock issued...............................         --          1,137          --            60,546             --
Series C preferred stock dividends................          2             --          --           238,998             --
Common stock warrants issued......................         --             --          --            42,120             --
Comprehensive income (loss):
     Unrealized loss on marketable securities.....         --             --          --                --        (26,535)
     Net loss.....................................         --             --          --                --             --
     Comprehensive income (loss)..................         --             --          --                --             --
                                                        -----    -------------  ----------     ------------    -----------
Balance at March 31, 2001.........................      $ 328    $   289,053    $     --       $80,449,759     $  130,932
                                                        =====    =============  ==========     ============    ===========




                                                                 Deficit            Total
                                                              accumulated        stockholders'
                                                                 during          equity (net
                                                               development         capital
                                                                  stage          deficiency)
                                                                  -----          -----------

Balance at October 17, 1986.......................           $         --       $        --
Common stock issued...............................                     --        42,124,138
Reincorporation in Delaware at $.01 par value.....                     --                --
Common stock subscribed...........................                     --          (110,000)
Common stock options and warrants issued..........                     --           240,868
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C......                     --         1,650,000
Common stock options extended.....................                     --           215,188
Accretion of issuance costs for Series A preferred               (103,400)         (103,400)
stock.............................................
Series C preferred stock issued...................                     --        11,500,000
Series C preferred stock dividends................               (415,112)           (1,112)
Comprehensive income (loss):
       Unrealized loss on marketable securities...                     --                --
       Net loss...................................            (54,638,251)               --
       Comprehensive income (loss)................                     --       (54,860,477)
                                                             -------------      ------------
Balance at December 31, 1998......................            (55,156,763)          655,205

Common stock issued...............................                     --           101,563
Series C preferred stock dividends................               (868,277)           (2,277)
Series D preferred stock issued...................                     --        12,015,000
Series F preferred stock issued...................                     --         4,691,305
Common stock warrants issued......................                     --           203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities.....                     --                --
     Net loss.....................................            (17,384,788)               --
     Comprehensive income (loss)..................                     --       (16,993,175)
                                                             -------------      ------------
Balance at December 31, 1999......................            (73,409,828)          671,073

Common stock issued...............................                     --         3,811,810
Repurchase and retirement of common stock.........                     --          (313,189)
Series C preferred stock dividends................               (934,045)           (2,045)
Series D preferred stock dividends................               (855,750)             (750)
Series E  preferred stock issued..................                     --         1,000,000
Series E  preferred dividends.....................                 (4,750)             (750)
Common stock warrants issued......................                     --           195,202
Comprehensive income (loss):
     Unrealized loss on marketable securities.....                     --                --
     Net loss.....................................             (5,763,151)               --
     Comprehensive income (loss)..................                     --        (5,775,071)
                                                             -------------      ------------

Balance at December 31, 2000......................            (80,967,524)         (413,720)

Common stock issued...............................                     --            61,683
Series C preferred stock dividends................               (239,960)             (960)
Common stock warrants issued......................                     --            42,120
Comprehensive income (loss):
     Unrealized loss on marketable securities.....                     --                --
     Net loss.....................................             (1,580,410)               --
     Comprehensive income (loss)..................                     --        (1,606,945)
                                                             -------------      ------------
Balance at March 31, 2001.........................           $(82,787,894)      $(1,917,822)
                                                             =============      ============





                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ended March 31, 2001 and 2000 and for the Period
               from October 17, 1986 (inception) to March 31, 2001
                                   (Unaudited)





                                                                               Three Months Ended          October 17, 1986
                                                                                   March 31,                (inception) to
                                                                     ---------------------------------        March 31,
                                                                           2001              2000                2001
                                                                     ---------------    --------------     ---------------

Cash outflows from operating activities:
    Net loss......................................................    $(1,580,410)      $(1,457,090)       $(79,366,599)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants
      for services................................................         42,120            44,502           2,734,747
     Depreciation and amortization................................         28,824            31,012             627,159
     Non-cash acquisition of research and development
      in-process technology.......................................             --                --           1,650,000
     Loss realized on sale of marketable securities...............             --                --              85,286
     Decrease (increase) in prepaid expenses & other
       current assets.............................................        139,697          (204,475)           (459,616)
     Decrease in milestone advance receivable.....................      1,000,000                --                  --
     Increase in other assets.........................                         --            (5,239)           (224,973)
     (Decrease) increase in accounts payable and accrued                 (322,217)         (238,409)            479,285
      liabilities.................................................
     (Decrease) increase in sponsored research payable                         --           (21,969)            812,827
     Increase in unearned revenue.................................             --                --           2,000,000
     Other........................................................        (16,287)           32,978             281,761
                                                                      ------------      ------------       -------------
Net cash used by operating activities.............................       (708,273)       (1,818,690)        (71,380,123)
                                                                      ------------      ------------       -------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities..................             --                --             594,759
     Acquisition of laboratory and office equipment, and
        leasehold improvements....................................        (12,516)          (34,907)           (684,335)

     Other........................................................             --                --             (57,087)
                                                                      ------------      ------------       -------------
Net cash used by investing activities.............................        (12,516)          (34,907)           (146,663)
                                                                      ------------      ------------       -------------

Cash flows from financing activities:
     Payments on debt and capital leases..........................         (1,758)           (1,523)           (844,367)
     Net proceeds from issuance of:
        Debt......................................................             --                --           5,050,000
        Common stock..............................................             --                --          23,433,660
        Preferred stock...........................................             --                --          33,741,117
     Proceeds from exercise of warrants/stock options.............         61,683         1,468,575          13,339,589
     Repurchase and retirement of common stock....................             --                --            (313,189)
     Other........................................................             --                --            (500,024)
                                                                      ------------      ------------       -------------
Net cash provided by financing activities.........................         59,925         1,467,052          73,906,786
                                                                      ------------      ------------       -------------

Net (decrease) increase in cash and cash equivalents..............       (660,864)         (386,545)          2,380,000
Cash and cash equivalents at beginning of period..................      3,041,948         3,874,437               1,084
                                                                      ------------      ------------       -------------
Cash and cash equivalents at end of period........................    $ 2,381,084       $ 3,487,892        $  2,381,084
                                                                      ============      ============       =============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for services.....    $    42,120       $    44,502        $  2,734,747
     Common stock redeemed in payment of notes receivable.........             --                --              10,400
     Acquisition of research and development in-process
         technology...............................................             --                --           1,655,216
     Common stock issued for intellectual property rights.........             --                --             866,250
     Common stock issued to retire debt...........................             --                --             600,000
     Common stock issued to redeem convertible securities.........             --                --           5,353,368
     Securities acquired under sublicense agreement...............             --                --             850,000
     Equipment acquired under capital lease.......................             --                --             121,684
     Notes payable converted to common stock......................             --                --             749,976
     Stock dividends..............................................        239,960           226,000           3,681,329

Supplemental disclosure of cash flow information: Interest paid...    $       585       $       821        $    279,845



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at March 31, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

         The Company is focused on the development and commercialization of later stage pharmaceutical products that utilize the Company's unique proprietary pulmonary delivery technologies. The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing as well as through equity and debt offerings to continue to operate its business. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The following contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Important Factors that May Affect Future Results" included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation to update or revise the information provided in this report to reflect future events.

OVERVIEW

The Company is a specialty pharmaceutical company focused on development and commercialization of later stage pharmaceutical products that utilize the Company's unique proprietary pulmonary delivery technologies. The Company is in the development stage and, as such, has been principally engaged in the development of its pulmonary delivery systems. The Company and its development partners currently have ten products in various stages of development.

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

In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by the MSI to treat respiratory diseases. Under its agreement with Zambon, MSI commercial rights for respiratory products have been sublicensed to Zambon in return for an equity investment in the Company (approximately 10%). Zambon has committed to fund the development costs for respiratory compounds delivered by the MSI, as well as make certain milestone payments and pay royalties on net sales to the Company resulting from these MSI products. Initial products for respiratory disease therapy delivered through the MSI include albuterol, ipratropium, cromolyn and inhaled steroids. The Company has maintained co-marketing rights for the U.S. The Company's ability to co-market MSI respiratory products in the U.S. requires no additional payment to Zambon by the Company. Zambon and the Company are having discussions regarding the possible modification of their agreement, including the future marketing arrangements for the MSI respiratory products. Concurrently, the Company is having discussions with third parties regarding an arrangement for the development and commercialization of MSI respiratory products in North America.

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

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represent revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of the MSI. Contract research revenues for the quarters ended March 31, 2001 and 2000 were $180,747 and $121,170, respectively. The increase of $59,577 from 2000 is due to higher costs associated with MSI device development work and testing prior to the start of Phase III MSI-albuterol clinical trials. Costs of contract research revenues approximate such revenues and are included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, upon the success of current clinical studies, and obtaining additional collaborative agreements.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development expenses were $1,045,773 for the first quarter of 2001 as compared to $902,023 for the first quarter of 2000. The increase of $143,750 from 2000 primarily reflects higher development expenses related to RSD's unit-dose and MSI steroid products and feasibility studies associated with new product development, as well as higher costs associated with the above-mentioned increase in contract research revenues. The increase in research and development expenses also reflects higher ADDS device development costs, partially offset by nonrecurring costs incurred in the first quarter of 2000 associated with modifications made to the MSI to enhance its commercial appeal.

General and Administrative

General and administrative expenses were $758,269 for the quarter ended March 31, 2001, compared with $694,724 for the same quarter of 2000. The increase from the first quarter of 2000 of $63,545 was primarily due to higher consulting costs and legal fees associated with expanded business development and financing activities.

Interest

Interest income was $28,383 for the quarter ended March 31, 2001 as compared to $52,501 for the same quarter of 2000. The $24,118 decrease in interest income was primarily due to less cash available for investment and slightly lower yields on those investments.

Interest expense was $57,849 for the first quarter of 2001, compared with $50,033 for the first quarter of 2000. The increase of $7,816 in 2001 as compared to 2000 resulted from a slightly higher average interest rate on the Company's convertible promissory note with Elan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $2,381,084 in cash and cash equivalents compared to $3,041,948 at December 31, 2000. The decrease of $660,864 primarily reflects $1,708,273 of cash disbursements used to fund operating activities, partially offset by the receipt of a $1 million milestone advance from Zambon, and $61,683 in net proceeds from the exercise of common stock options and warrants.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17.0 million related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance were utilized for general operating purposes. As part of the agreement, Elan has also committed to purchase, on a drawdown basis, up to an additional $4.0 million of the Company's Series E Preferred Stock, of which $3.0 million of such commitment remains outstanding. The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs.

In May 1999, in conjunction with the completion of its Phase I/II MSI-albuterol trial, Zambon provided the Company with a $1.0 million interest-free advance against future milestone payments. In January 2001, the Company received an additional $1.0 million interest-free milestone advance resulting from the demonstration of the technical feasibility of delivering an inhaled steroid formulation in the MSI. Upon the attainment of certain future milestones, the Company will recognize these advances as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing January 1, 2002. The proceeds from these advances are not restricted as to their use by the Company.

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $75.6 million through March 31, 2001, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $29.8 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

The Company's future results are subject to risks and uncertainties including, but not limited to, the risks that (1) the Company may not be able to obtain additional financing on acceptable terms, or at all, to continue to fund its operations, and may be required to delay, reduce the scope of, or eliminate one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop; (2) the Company's product opportunities may not be successfully developed, proven to be safe and efficacious in clinical trials, may not meet applicable regulatory standards, may not receive the required regulatory approvals, or may not be produced in commercial quantities at reasonable costs or be successfully commercialized and marketed; (3) the Company may default in payments required under certain licensing agreements, thereby potentially forfeiting its rights under those agreements; (4) due to rapid technological change and innovation, the Company may not have a competitive advantage in its fields of technology or in any of the fields in which the Company may concentrate its efforts; (5) government regulation may prevent or delay regulatory approval of the Company's products;
(6) the Company may not develop or receive sublicenses or other rights related to proprietary technology that are patentable, one or more of the Company's pending patents may not issue, any issued patents may not provide the Company with any competitive advantages, or issued patents may be challenged by third parties; (7) the Company may not have the resources available to build or otherwise acquire its own marketing capabilities, or agreements with other pharmaceutical companies to market the Company's products may not be reached on terms acceptable to the Company; (8) manufacturing and supply agreements entered into by the Company will not be adequate or the Company will not be able to enter into future manufacturing and supply agreements on acceptable terms; (9) private health insurance and government health program reimbursement price levels may not be sufficient to provide a return to the Company on its investment in new products and technologies; (10) the Company may not be able to maintain or obtain product liability insurance for any future clinical trials;
(11) the failure to meet the American Stock Exchange's ("AMEX") listing guidelines may result in the Common Stock of the Company no longer being eligible for listing on the AMEX, which would make it more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of the Company's Common Stock and would make it more difficult for the Company to raise additional funds; (12) announcements of developments in the medical field generally, or in the Company's research areas or by the Company's competitors specifically, may have a materially adverse effect on the market price of, the Company's Common Stock; (13) the exercise of options and outstanding warrants, the conversion of the Company's currently outstanding convertible securities or convertible promissory notes, or conversion of convertible securities issuable in the future may significantly dilute the market price of shares of the Company's Common Stock, and could impair the Company's ability to raise capital through the future sale of its equity securities.

Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART II: OTHER INFORMATION

Item 2.  Changes in Securities

         The following unregistered securities were issued by the Company during the quarter ended March 31, 2001:



                                                         Number of
                                                           Shares
                                       Description       Subject to
                    Date of           of Securities      Options or          Exercise
                 Sale/Issuance            Issued          Warrants      Price per Share ($)     Purchaser or Class
                 -------------            ------          --------      -------------------     ------------------
                 January 2001          Warrants to          27,440            $4.6875           Consultant in lieu of
                                       purchase Common                                          cash consideration.
                                       stock.



         The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.


Item 6.  Exhibits and Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

         Exhibits
         None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SHEFFIELD PHARMACEUTICALS, INC.

Dated: May 11, 2001                 /s/ Loren G. Peterson
                                    ---------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated: May 11, 2001                 /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)