Form 10-Q
period 2001-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2001-08-14
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001


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

      Title of Class                        of each exchange on which registered
Common Stock. $.01 par value                      American Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ] No


The number of shares outstanding of the Registrant's Common Stock is 29,035,321 shares as of August 10, 2001.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

                                Table of Contents

                                                                            Page
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2001
   and December 31, 2000.......................................................3

Consolidated Statements of Operations
  for the three and six months ended June 30, 2001 and 2000 and for the period from October 17, 1986 (inception) to June 30, 2001....................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to June 30, 2001.................................................5

Consolidated Statements of Cash Flows
  for the six months ended June 30, 2001 and 2000 and for the period from
  October 17, 1986 (inception) to June 30, 2001................................6

Notes to Consolidated Financial Statements ....................................7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations..........................................8


                                     PART II

Item 2.  Changes in Securities................................................12

Item 4.  Submission of Matters  to a Vote of Security Holders ................12

Item 6.  Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13


PART I:      FINANCIAL INFORMATION
Item 1.      Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,                 December 31,
                                                                                          2001                       2000
                                                                                     ----------------           ---------------
                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents ...............................................            $ 1,463,968               $ 3,041,948
    Marketable equity securities.............................................                308,675                   327,422
    Milestone advance receivable.............................................                     --                 1,000,000
    Contract research receivable.............................................                761,529                   233,891
    Prepaid expenses and other current assets ...............................                324,136                   306,381
                                                                                     ----------------           ---------------
       Total current assets .................................................              2,858,308                 4,909,642
                                                                                     ----------------           ---------------

Property and equipment:
    Laboratory equipment ....................................................                339,328                   271,748
    Office equipment ........................................................                245,019                   211,609
    Leasehold improvements ..................................................                 25,309                    18,320
                                                                                     ----------------           ---------------
       Total at cost ........................................................                609,656                   501,677
    Less accumulated depreciation and amortization ..........................              (292,930)                 (235,389)
                                                                                     ----------------           ---------------
       Property and equipment, net ..........................................                316,726                   266,288
                                                                                     ----------------           ---------------

Patent costs, net of accumulated amortization of $14,252 and $9,287, respectively            289,750                   258,897
Other assets.................................................................                 37,506                    15,830
                                                                                     ----------------           ---------------
    Total assets ............................................................            $ 3,502,290               $ 5,450,657
                                                                                     ================           ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable and accrued liabilities ................................            $ 1,594,945               $ 1,234,765
    Sponsored research payable ..............................................                235,757                   235,757
                                                                                     ----------------           ---------------
       Total current liabilities ............................................              1,830,702                 1,470,522

Convertible promissory note .................................................              2,000,000                 2,000,000
Unearned revenue ............................................................              2,000,000                 2,000,000
Other long-term liabilities .................................................                496,403                   393,855
Commitments and contingencies ...............................................                     --                        --
                                                                                     ----------------           ---------------
    Total liabilities .......................................................              6,327,105                 5,864,377

Minority interest in subsidiary..............................................                     --                        --

Stockholders' equity (net capital deficiency): Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; issued and outstanding 14,197 and 13,712 shares at June 30,
         2001 and December 31, 2000, respectively............................                    142                       137
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; 13,325 and 12,870 issued and outstanding at June 30, 2001
         and December 31, 2000, respectively.................................                    133                       129
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; 2,049 and 1,004 shares issued and outstanding
         at June 30, 2001 and December 31, 2000, respectively................                     21                        10
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2001 and
         December 31, 2000...................................................                     50                        50
    Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 29,035,321 and 28,791,643 shares at June 30, 2001
         and December 31, 2000, respectively.................................                290,353                   287,916
Additional paid-in capital ..................................................             82,561,062                80,108,095
Other comprehensive income ..................................................                138,720                   157,467
Deficit accumulated during development stage ................................           (85,815,296)              (80,967,524)
                                                                                     ----------------           ---------------
          Total stockholders' equity (net capital deficiency) ...............            (2,824,815)                 (413,720)
                                                                                     ----------------           ---------------

Total liabilities and stockholders' equity (net capital deficiency)..........            $ 3,502,290               $ 5,450,657
                                                                                     ================           ===============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2001 and 2000
                               and for the Period
               from October 17, 1986 (inception) to June 30, 2001
                                   (Unaudited)




                                                   Three Months Ended                    Six Months Ended           October 17, 1986
                                                        June 30,                             June 30,               (inception) to
                                            -------------------------------      -------------------------------       June 30,
                                                2001               2000               2001                2000           2001
                                            ------------      -------------      -------------      ------------    ---------------

Revenues:
  Contract research revenue.........        $    688,348        $   124,505         $  869,095     $     245,675      $   1,770,045
  Sublicense revenue................               5,000                 --              5,000                --          1,370,000
                                            ------------        -----------         ----------        ----------      -------------

     Total revenues.................             693,348            124,505            874,095           245,675          3,140,045

Expenses:
  Acquisition of research and develop-
   ment in-process technology.......                  --                 --                 --                --         29,975,000
  Research and development..........           1,934,362            882,755          2,980,135         1,784,778         31,752,996
  General and administrative........           1,119,531            691,421          1,877,800         1,386,145         26,212,885
                                            ------------        -----------         ----------        ----------      -------------

     Total expenses.................           3,053,893          1,574,176          4,857,935         3,170,923         87,940,881
                                            ------------        -----------         ----------        ----------      -------------

Loss from operations................          (2,360,545)        (1,449,671)        (3,983,840)       (2,925,248)       (84,800,836)

Interest income.....................              22,382             41,991             50,765            94,492            781,714
Interest expense....................             (51,398)           (57,124)          (109,247)         (107,157)          (906,962)
Realized gain (loss) on sale of
   marketable securities............                  --             52,614                 --            52,614            (85,286)
Minority interest in loss of subsidiary          110,151             28,380            182,502            44,399          3,322,574
                                            ------------        -----------         ----------        ----------      -------------

Loss before extraordinary item......          (2,279,410)        (1,383,810)        (3,859,820)       (2,840,900)       (81,688,796)

Extraordinary item..................                  --                 --                 --                --             42,787
                                            ------------        -----------         ----------        ----------      -------------

Net loss............................         $(2,279,410)       $(1,383,810)       $(3,859,820)    $  (2,840,900)     $(81,646,009)

                                             ===========        ===========        ===========       ===========    ==============

Accretion of mandatorily redeemable
  preferred stock...................                  --                 --                 --                --          (103,400)
                                            ------------        -----------         ----------        ----------      -------------

Net loss - attributable to common shares     $(2,279,410)       $(1,383,810)      $ (3,859,820)    $  (2,840,900)     $ (81,749,409)

                                            ============        ===========     ==============      ============      =============

Weighted average common shares
  outstanding-basic and diluted.....          28,965,925         27,975,234         28,897,350        27,781,815         9,992,155

Net loss per share of common stock - basic and diluted:
    Loss before extraordinary item..           $   (0.08)       $     (0.05)         $   (0.13)    $       (0.10)     $       (8.18)
    Extraordinary item..............                  --                 --                 --                --                --
                                            ------------        -----------         ----------        ----------      -------------
    Net loss per share..............           $   (0.08)       $     (0.05)         $   (0.13)    $       (0.10)     $       (8.18)
                                            ==============      ============     =============     =============      =============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
        For the Period from October 17, 1986 (Inception) to June 30, 2001
                                   (Unaudited)


                                                                                            Notes
                                                                                          receivable in
                                                                                           connection       Additional
                                                           Preferred       Common         with sale of       paid-in
                                                             stock          stock            stock            capital
                                                          ------------    --------        -------------    -----------

Balance at October 17, 1986.......................        $     --     $        --          $      --      $        --
Common stock issued...............................              --      11,484,953            100,000       30,539,185
Reincorporation in Delaware at $.01 par value.....              --     (11,220,369)                --       11,220,369
Common stock subscribed...........................              --              --           (110,000)              --
Common stock options and warrants issued..........              --              --                 --          240,868
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C......              --           6,000                 --        1,644,000
Common stock options extended.....................              --              --                 --          215,188
Accretion of issuance costs for Series A preferred
stock.............................................              --              --                 --               --
Series C preferred stock issued...................             115              --                 --       11,499,885
Series C preferred stock dividends................               4              --                 --          413,996
Comprehensive income (loss):
       Unrealized loss on marketable securities...              --              --                 --               --
       Net loss...................................              --              --                 --               --
       Comprehensive income (loss)................              --              --                 --               --
                                                          ------------    --------          ---------      -----------
Balance at December 31, 1998......................             119         270,584            (10,000)      55,773,491
Common stock issued...............................              --           2,504             10,000           89,059
Series C preferred stock dividends................               9              --                 --          865,991
Series D preferred stock issued...................             120              --                 --       12,014,880
Series F preferred stock issued...................              50              --                 --        4,691,255
Common stock warrants issued......................              --              --                 --          203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities.....              --              --                 --               --
     Net loss.....................................              --              --                 --               --
     Comprehensive income (loss)..................              --              --                 --               --
                                                          ------------    --------          ---------      -----------
Balance at December 31, 1999......................             298         273,088                 --       73,638,128
Common stock issued...............................              --          15,738                 --        3,796,072
Repurchase and retirement of common stock.........              --           (910)                 --         (312,279)
Series C preferred stock dividends................               9              --                 --          931,991
Series D preferred stock dividends................               9              --                 --          854,991
Series E  preferred stock issued..................              10              --                 --          999,990
Series E  preferred stock dividends...............                              --                 --            4,000
Common stock warrants issued......................              --              --                 --          195,202
Comprehensive income (loss):
     Unrealized loss on marketable securities.....              --              --                 --               --
     Net loss.....................................              --              --                 --               --
     Comprehensive income (loss)..................              --              --                 --               --
                                                          ------------    --------          ---------      -----------
Balance at December 31, 2000......................             326         287,916                 --       80,108,095
Common stock issued...............................              --           2,437                 --          341,246
Series C preferred stock dividends................               5              --                 --          484,995
Series D preferred stock dividends................               4              --                 --          454,996
Series E  preferred stock issued..................              10              --                 --          999,990
Series E preferred stock dividends................               1              --                 --           44,999
Common stock warrants issued......................              --              --                 --          126,741
Comprehensive income (loss):
     Unrealized loss on marketable securities.....              --              --                 --               --
     Net loss.....................................              --              --                 --               --
     Comprehensive income (loss)..................              --              --                 --               --
                                                          ------------    --------          ---------      -----------
Balance at June 30, 2001..........................            $346        $290,353          $      --      $82,561,062
                                                          ============    ========          =========      ===========
xxxxxxxxxxxxxxxxxxxxxxxxxxxxx


                                                                                Deficit            Total
                                                               Other          accumulated      stockholders'
                                                           comprehensive        during          equity (net
                                                               income        development         capital
                                                               (loss)          stage          deficiency)
                                                           ------------    --------------     -------------

Balance at October 17, 1986.......................          $      --      $         --        $       --
Common stock issued...............................                 --                --        42,124,138
Reincorporation in Delaware at $.01 par value.....                 --                --                --
Common stock subscribed...........................                 --                --          (110,000)
Common stock options and warrants issued..........                 --                --           240,868
Issuance of common stock in connection with
     acquisition of Camelot Pharmacal, L.L.C......                 --                --         1,650,000
Common stock options extended.....................                 --                --           215,188
Accretion of issuance costs for Series A preferred
stock.............................................                 --          (103,400)         (103,400)
Series C preferred stock issued...................                 --                --        11,500,000
Series C preferred stock dividends................                 --          (415,112)           (1,112)
Comprehensive income (loss):
       Unrealized loss on marketable securities...           (222,226)               --                --
       Net loss...................................                 --       (54,638,251)               --
       Comprehensive income (loss)................                 --                --        54,860,477)
                                                            ---------      ------------       -----------
Balance at December 31, 1998......................           (222,226)      (55,156,763)          655,205
Common stock issued...............................                 --                --           101,563
Series C preferred stock dividends................                 --          (868,277)           (2,277)
Series D preferred stock issued...................                 --                --        12,015,000
Series F preferred stock issued...................                 --                --         4,691,305
Common stock warrants issued......................                 --                --           203,452
Comprehensive income (loss):
     Unrealized gain on marketable securities.....            391,613                --                --
     Net loss.....................................                 --       (17,384,788)               --
     Comprehensive income (loss)..................                 --                --       (16,993,175)
                                                            ---------      ------------       -----------
Balance at December 31, 1999......................            169,387       (73,409,828)          671,073
Common stock issued...............................                 --                --         3,811,810
Repurchase and retirement of common stock.........                 --                --          (313,189)
Series C preferred stock dividends................                 --          (934,045)           (2,045)
Series D preferred stock dividends................                 --          (855,750)             (750)
Series E  preferred stock issued..................                 --                --         1,000,000
Series E  preferred stock dividends...............                 --            (4,750)             (750)
Common stock warrants issued......................                 --                --           195,202
Comprehensive income (loss):
     Unrealized loss on marketable securities.....            (11,920)               --                --
     Net loss.....................................                 --        (5,763,151)               --
     Comprehensive income (loss)..................                 --                --        (5,775,071)
                                                            ---------      ------------       -----------
Balance at December 31, 2000......................            157,467       (80,967,524)         (413,720)
Common stock issued...............................                 --                --           343,683
Series C preferred stock dividends................                 --          (486,815)           (1,815)
Series D preferred stock dividends................                 --          (455,455)             (455)
Series E  preferred stock issued..................                 --                --         1,000,000
Series E preferred stock dividends................                 --           (45,682)             (682)
Common stock warrants issued......................                 --                --           126,741
Comprehensive income (loss):
     Unrealized loss on marketable securities.....            (18,747)               --                --
     Net loss.....................................                 --        (3,859,820)               --
     Comprehensive income (loss)..................                 --                --        (3,878,567)
                                                            ---------      ------------       -----------
Balance at June 30, 2001..........................          $ 138,720      $(85,815,296)      $(2,824,815)
                                                            =========      ============       ===========



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 2000 and 1999 and for the Period from
                  October 17, 1986 (inception) to June 30, 2001
                                   (Unaudited)



                                                                         Six Months Ended             October 17, 1986
                                                                              June 30,                 (inception) to
                                                                --------------------------------          June 30,
                                                                     2001              2000                 2001
                                                                ---------------    -------------      ----------------
Cash outflows from operating activities:
    Net loss.........................................            $(3,859,820)       $(2,840,900)       $(81,646,009)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
     services........................................                126,741             77,002           2,819,368
     Depreciation and amortization...................                 62,506             63,423             660,841
     Non-cash acquisition of research and development
     in-process technology...........................                     --                 --           1,650,000
     (Gain) loss realized on sale of marketable securities                --            (52,614)             85,286
     Increase in prepaid expenses & other current assets            (545,393)          (330,845)         (1,144,706)
     Decrease in milestone advance receivable........              1,000,000                 --                  --
     (Increase) decrease in other assets.............                (57,494)            10,760            (282,467)
     Increase (decrease) in accounts payable and accrued             542,130           (220,723)          1,343,632
liabilities..........................................
     (Decrease) increase in sponsored research payable                    --            (73,052)            812,827
     Increase in unearned revenue....................                     --                 --           2,000,000
     Other...........................................                (78,773)            59,116             219,275
                                                                 -----------        -----------        ------------
Net cash used by operating activities................             (2,810,103)        (3,307,833)        (73,481,953)
                                                                 -----------        -----------        ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities.....                     --             70,618             594,759
     Acquisition of laboratory and office equipment, and
leasehold                                                           (107,979)           (40,950)           (779,798)
         improvements................................
     Other...........................................                     --                 --             (57,087)
                                                                 -----------        -----------        ------------
Net cash provided (used) by investing activities.....               (107,979)            29,668            (242,126)
                                                                 -----------        -----------        ------------

Cash flows from financing activities:
     Payments on debt and capital leases.............                 (3,581)            (3,102)           (846,190)
     Net proceeds from issuance of:
        Debt.........................................                     --                 --           5,050,000
        Common stock.................................                     --                 --          23,433,660
        Preferred stock..............................              1,000,000                 --          34,741,117
     Proceeds from exercise of warrants/stock options                343,683          1,566,075          13,621,589
     Repurchase and retirement of common stock.......                     --           (313,189)           (313,189)
     Other...........................................                     --                 --            (500,024)
                                                                 -----------        -----------        ------------
Net cash provided by financing activities............              1,340,102          1,249,784          75,186,963
                                                                 -----------        -----------        ------------
Net (decrease) increase in cash and cash equivalents.             (1,577,980)        (2,028,381)          1,462,884
Cash and cash equivalents at beginning of period.....              3,041,948          3,874,437               1,084
                                                                 -----------        -----------        ------------
Cash and cash equivalents at end of period...........           $  1,463,968        $ 1,846,056       $   1,463,968
                                                                ============        ===========       =============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for             $   126,741        $    77,002       $   2,819,368
services.............................................
     Common stock redeemed in payment of notes receivable                 --                 --              10,400
     Acquisition of research and development in-process
         technology..................................                     --                 --           1,655,216
     Common stock issued for intellectual property rights                 --                 --             866,250
     Common stock issued to retire debt..............                     --                 --             600,000
     Common stock issued to redeem convertible securities                 --                 --           5,353,368
     Securities acquired under sublicense agreement..                     --                 --             850,000
     Equipment acquired under capital lease..........                     --                 --             121,684
     Notes payable converted to common stock.........                     --                 --             749,976
     Stock dividends.................................                985,000            876,000           4,426,369

Supplemental disclosure of cash flow information:                $     1,106        $     1,070        $    280,366
Interest paid........................................



                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at June 30, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

3.   SUBSEQUENT EVENT

     On August 14, 2001 the Company entered into a Note Purchase Agreement with Elan Pharma International Ltd. ("Elan Pharma"), pursuant to which Elan Pharma agreed to lend the Company $2 million. Pursuant to the Note Purchase Agreement, Elan Pharma may lend the Company an additional $2 million if the Company requests such additional financing and Elan Pharma agrees to fund the additional amount. All borrowings under the Note Purchase Agreement are evidenced by a $4 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum and a maturity date 360 days after the last funding under the Note Purchase Agreement, or upon the earlier occurrence of one or more specified events.

4.   RECLASSIFICATIONS

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


OVERVIEW

The Company provides innovative, cost-effective pharmaceutical therapies by combining state-of-the-art pulmonary drug delivery technologies with existing and emerging therapeutic agents. The Company is developing a range of products to treat respiratory and systemic diseases in its proprietary Premaire(TM) Delivery System ("Premaire") and Tempo(TM) Inhaler ("Tempo"). The Company is in the development stage and, as such, has been principally engaged in the development of its pulmonary delivery systems. The Company and its development partners currently have ten products in various stages of development.

In 1997, the Company acquired the Premaire Delivery System, a portable nebulizer-based pulmonary delivery system, through a worldwide exclusive license and supply arrangement with Siemens AG ("Siemens"). During the second half of 1998, the Company acquired the rights to an additional pulmonary delivery technology, the Tempo Inhaler, from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The Tempo technology is a new generation propellant-based pulmonary delivery system. Additionally, during 1998, Sheffield licensed from Elan Corporation, plc ("Elan") the Ultrasonic Pulmonary Drug Absorption System ("UPDAS"), a novel disposable unit dose nebulizer system, and Elan's Absorption Enhancing Technology ("Enhancing Technology"), a therapeutic agent to increase the systemic absorption of drugs. In October 1999, the Company licensed Elan's Nanocrystal(TM) technology to be used in developing certain inhaled steroid products.

Using the above pulmonary delivery systems and technologies as platforms, the Company has established strategic alliances for developing its initial products with Elan, Siemens and Zambon Group SpA ("Zambon").

In a collaboration with Zambon, the Company is developing a range of pharmaceutical products delivered by Premaire to treat respiratory diseases. Under its agreement with Zambon, Premaire commercial rights for respiratory products have been sublicensed to Zambon in return for an equity investment in the Company (approximately 10%). Zambon has committed to fund the development costs for respiratory compounds delivered by Premaire, as well as make certain milestone payments and pay royalties on net sales to the Company resulting from these Premaire products. Initial products for respiratory disease therapy delivered through Premaire include albuterol, ipratropium, cromolyn and inhaled steroids. The Company has maintained co-marketing rights for the U.S. The Company's ability to co-market Premaire respiratory products in the U.S. requires no additional payment to Zambon by the Company. Zambon and the Company continue to have discussions regarding the possible modification of their agreement, including the future marketing arrangements for the Premaire respiratory products. Concurrently, the Company, in consultation with Zambon, is having discussions with third parties regarding an arrangement for the development and commercialization of Premaire respiratory products in North America.


As part of a strategic alliance with Elan, the Company is developing therapies for non-respiratory diseases to be delivered to the lungs using both Tempo and Premaire. In 1998, the systemic applications of Premaire and Tempo were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. The Company retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the Tempo technology and the two Elan technologies. Two systemic compounds for pulmonary delivery are currently under development. For the treatment of breakthrough pain, the Company is developing morphine delivered through Premaire. Ergotamine, a therapy for the treatment of migraine headaches, is currently being developed for use in Tempo.

In addition to the above alliance with Elan, in 1999, the Company and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), to develop certain inhaled steroid products to treat respiratory diseases using Elan's NanoCrystal technology. The inhaled steroid products to be developed include a propellant-based steroid formulation for delivery through the Tempo(TM) Inhaler, a solution-based unit-dose-packaged steroid formulation for delivery using a conventional tabletop nebulizer, and a solution-based steroid formulation for delivery using the Premaire(TM) Delivery System, subject to further agreement with Zambon.

Outside of these alliances, the Company owns the worldwide rights to respiratory disease applications of all of its technologies, subject only to the Premaire respiratory rights sublicensed to Zambon.

RESULTS OF OPERATIONS

Revenues

Contract research revenues primarily represent revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of Premaire. Contract research revenues for the second quarter of 2001 and 2000 were $688,348 and $124,505, respectively. For the first six months of 2001 and 2000, contract research revenues were $869,095 and $245,675, respectively. The increase for both the second quarter and first half of 2001 is due to higher costs associated with Premaire device development work and testing prior to the start of Phase III Premaire-albuterol clinical trials. Costs of contract research revenues approximate such revenues and are included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, upon the success of current clinical studies, and obtaining additional collaborative agreements.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $1,934,362 and $882,755 for the second quarter of 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, R&D costs were $2,980,135 and $1,784,778, respectively. The increase for both the second quarter and first half of 2001 primarily reflects higher costs associated with the previously described increase in contract research revenues, higher development expenses related to RSD's unit-dose and Premaire steroid products, and formulation and feasibility work associated with new product development in the area of polypeptides. The increase in research and development expenses also reflects higher costs related to development, design and testing of the Tempo Inhaler, partially offset by nonrecurring costs incurred in the first half of 2000 associated with modifications made to the Premaire Delivery System to enhance its commercial appeal.

General and Administrative

General and administrative expenses were $1,119,531 and $691,421 for the quarters ended June 30, 2001, and 2000, respectively, and $1,877,800 and $1,386,145 for the first half of 2001 and 2000, respectively. The increase for both the second quarter and the first six months of 2001 was primarily due to higher consulting costs and legal fees associated with expanded business development activities.

Interest

Interest income was $22,382 and $41,991 for the second quarter of 2001 and 2000, respectively, and $50,765 and $94,492 for the first six months of 2001 and 2000, respectively. The decrease in interest income for both the second quarter and first six months of 2001 was primarily due to less cash available for investment and lower yields on those investments.

Interest expense was $51,398 and $57,124 for the second quarter of 2001 and 2000, respectively, and $109,247 and $107,157 for the first half of 2001 and 2000, respectively. The decrease in the second quarter of 2001 resulted from a lower interest rate on the Company's convertible note with Elan. The increase in the first half of 2001 resulted from a slightly higher average interest rate on the Company's convertible promissory note with Elan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $1,463,968 in cash and cash equivalents compared to $3,041,948 at December 31, 2000. The decrease of $1,577,980 primarily reflects $3,810,103 of cash disbursements used primarily to fund operating activities, partially offset by the receipt of a $1.0 million milestone advance from Zambon, $1.0 million from the issuance of 1,000 shares of the Company's Series E Cumulative Convertible Preferred Stock, and $343,683 in net proceeds from the exercise of common stock options and warrants.

On August 14, 2001 the Company entered into a Note Purchase Agreement with Elan Pharma International Ltd. ("Elan Pharma"), pursuant to which Elan Pharma agreed to lend the Company $2 million. Pursuant to the Note Purchase Agreement, Elan Pharma may lend the Company an additional $2 million if the Company requests such additional financing and Elan Pharma agrees to fund the additional amount. All borrowings under the Note Purchase Agreement are evidenced by a $4 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum and a maturity date 360 days after the last funding under the Note Purchase Agreement, or upon the earlier occurrence of one or more specified events.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17.0 million related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4.0 million of the Company's Series E Preferred Stock, of which $2.0 million of such commitment remains outstanding. The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs.

In May 1999, in conjunction with the completion of its Phase I/II Premaire-albuterol trial, Zambon provided the Company with a $1.0 million interest-free advance against future milestone payments. In January 2001, the Company received an additional $1.0 million interest-free milestone advance resulting from the demonstration of the technical feasibility of delivering an inhaled steroid formulation in Premaire. Upon the attainment of certain future milestones, the Company will recognize these advances as revenue. If the Company does not achieve these future milestones, the advance must be repaid in quarterly installments of $250,000 commencing January 1, 2002. The proceeds from these advances are not restricted as to their use by the Company.

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $76.8 million through June 30, 2001, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $31.8 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

Because the Company does not expect to generate significant cash flows from operations for at least the next few years, the Company believes it will require additional funds to meet future costs. In an effort to meet its capital requirements, the Company is currently evaluating various financing alternatives including private offerings of its securities, debt financing, and collaboration and licensing arrangements with other companies. There can be no assurance that the Company will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to the Company, if at all. The Company's development programs may be curtailed if future financings are not completed.

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

PART II:  OTHER INFORMATION


Item 2.   Changes in Securities

          The following unregistered securities were issued by the Company during the quarter ended June 30, 2001:

          Date of Sale/       Description of         Number of       Aggregate
            Issuance        Securities Issued         Shares     Offering Price
         -------------     ------------------       ---------    --------------

           June 2001       Series E Preferred Stock    1,000      $1,000,000

Item 4.   Submission of Matters to a Vote of Security Holders

          An annual Meeting of Stockholders was held on May 8, 2001. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by Stockholders and the number of votes cast at the Annual Meeting.

   (a)    Election of members of the Board of Directors.

                                                                                     Broker Non-Votes
               Name                 Voted for      Voted Against    Votes Withheld    and Abstentions
               ----                 ---------      -------------    --------------    ---------------

          Thomas M. Fitzgerald      26,943,208         --             55,034               --
          Loren G. Peterson         26,928,208         --             70,034               --
          John M. Bailey            26,928,208         --             70,034               --
          Digby W. Barrios          26,627,277         --            370,965               --
          Todd C. Davis             26,943,208         --             55,034               --
          Roberto Rettani           26,572,057         --            426,185               --


   (b)

          Amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 100,000,000.

                  Voted For:                26,628,741
                  Voted Against:               337,666
                  Votes Abstained:              31,835
                  Broker Non-Votes:                 --


Item 6.   Exhibits and Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

          Exhibits
          3.1 Certification of Incorporation of the Company, as amended.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHEFFIELD PHARMACEUTICALS, INC.

Dated:  August 10, 2001             /s/ Loren G. Peterson
                                    --------------------------------------------
                                    Loren G. Peterson
                                    President & Chief Executive Officer


Dated:  August 10, 2001             /s/ Scott A. Hoffmann
                                    --------------------------------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                       13