Form 10-Q
period 2002-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 2002-05-15
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002


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


The number of shares outstanding of the Registrant's Common Stock is 29,563,712 shares as of May 10, 2002.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                Table of Contents


                                                                                        Page
                                                                                        ----

                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 2002
   and December 31, 2001.................................................................3

Consolidated Statements of Operations
  for the three months ended March 31, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to March 31, 2002 ........................................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to March 31, 2002 .........................................................5

Consolidated Statements of Cash Flows
  for the three months ended March 31, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to March 31, 2002.........................................6

Notes to Consolidated Financial Statements ..............................................7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................15



                                     PART II


Item 2.  Changes in Securities...........................................................16

Item 6.  Exhibits and Reports on Form 8-K................................................16

Signatures...............................................................................17

PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                            March 31,                December 31,
                                                                                          2002                       2001
                                                                                     ----------------           ---------------
                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents ......................................................      $1,056,918                 $ 859,298
    Clinical supplies...............................................................         499,422                   427,550
    Prepaid expenses and other current assets ......................................          90,732                    86,080
                                                                                     ----------------           ---------------
       Total current assets ........................................................       1,647,072                 1,372,928
                                                                                     ----------------           ---------------

Property and equipment:
    Laboratory equipment ...........................................................         462,949                   431,920
    Office equipment ...............................................................         245,019                   245,019
    Leasehold improvements .........................................................          25,309                    25,309
                                                                                     ----------------           ---------------
       Total at cost ...............................................................         733,277                   702,248
    Less accumulated depreciation and amortization .................................       (391,066)                 (355,014)
                                                                                     ----------------           ---------------
       Property and equipment, net .................................................         342,211                   347,234
                                                                                     ----------------           ---------------

Patent costs, net of accumulated amortization of $23,349 and $20,216,
    respectively ...................................................................         308,224                   308,203
Other assets........................................................................          28,214                    27,913
                                                                                     ----------------           ---------------
    Total assets ...................................................................      $2,325,721               $ 2,056,278
                                                                                     ================           ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable................................................................      $2,102,848                 $ 856,216
    Accrued liabilities.............................................................         123,825                   441,778
    Sponsored research payable .....................................................         235,757                   235,757
    Note payable ...................................................................              --                 4,000,000
                                                                                     ----------------           ---------------
       Total current liabilities ...................................................       2,462,430                 5,533,751

Convertible promissory note ........................................................       2,000,000                 2,000,000
Long-term debt .....................................................................       8,000,000                 3,000,000
Other long-term liabilities ........................................................         845,001                   608,803
Commitments and contingencies ......................................................              --                        --
                                                                                     ----------------           ---------------
    Total liabilities ..............................................................      13,307,431                11,142,554

Minority interest in subsidiary.....................................................           --                           --

Stockholders' equity (net capital deficiency):
    Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; issued and outstanding 14,965 and 14,708 shares at March 31,
         2002 and December 31, 2001, respectively...................................             150                       147
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; 13,779 issued and outstanding at March 31, 2002 and
         December 31, 2001..........................................................             138                       138
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; issued and outstanding 3,124 and 2,124 shares at
         March 31, 2002 and December 31, 2001, respectively.........................              31                        21
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at March 31, 2002 and
         December 31, 2001..........................................................              50                        50
    Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 29,068,712 and 29,001,602 shares at March 31, 2002
          and December 31, 2001, respectively.......................................         290,687                   290,016
      Additional paid-in capital ...................................................      84,615,171                83,120,316
      Other comprehensive income ...................................................              --                        --
      Deficit accumulated during development stage .................................    (95,887,937)              (92,496,964)
                                                                                     ----------------           ---------------
                    Total stockholders' equity (net capital deficiency) ............    (10,981,710)               (9,086,276)
                                                                                     ----------------           ---------------

Total liabilities and stockholders' equity (net capital deficiency).................      $2,325,721               $ 2,056,278
                                                                                     ================           ===============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                        2002 and 2001 and for the Period
               from October 17, 1986 (inception) to March 31, 2002
                                   (Unaudited)



                                                             Three Months Ended              October 17, 1986
                                                                  March 31,                  (inception) to
                                                        --------------------------------        March 31,
                                                           2002               2001                2002
                                                        --------------    --------------    ------------------
Revenues:
  Contract research revenue ..........................   $       --         $    180,747       $  1,770,045
  Sublicense revenue .................................           --                 --            1,370,000
                                                         ------------       ------------       ------------

     Total revenues ..................................           --              180,747          3,140,045

Expenses:
  Acquisition of research and development
        in-process technology ........................           --                 --           29,975,000
  Research and development ...........................      1,153,790          1,045,773         35,926,345
  General and administrative .........................      1,938,666            758,269         30,825,412
                                                         ------------       ------------       ------------

Total expenses .......................................      3,092,456          1,804,042         96,726,757
                                                         ------------       ------------       ------------

Loss from operations .................................     (3,092,456)        (1,623,295)       (93,586,712)

Interest income ......................................          2,662             28,383            792,049
Interest expense .....................................       (149,831)           (57,849)        (1,223,401)
Realized loss on sale of marketable securities .......           --                 --               (5,580)
Minority interest in loss of subsidiary ..............        106,042             72,351          3,624,735
                                                         ------------       ------------       ------------

Net loss .............................................   $ (3,133,583)      $ (1,580,410)      $(90,398,909)
                                                         ============       ============       ============

Preferred stock dividends ............................       (552,663)          (487,775)        (6,282,183)
Accretion of mandatorily redeemable preferred stock ..           --                 --             (103,400)
                                                         ------------       ------------       ------------

Net loss -- attributable to common shares ............   $ (3,686,246)      $ (2,068,185)      $(96,784,492)
                                                         ============       ============       ============

Weighted average common shares outstanding-
   basic and diluted .................................     29,024,008         28,828,015         10,914,442
                                                         ============       ============       ============

Net loss per share of common stock -- basic and
  diluted ............................................   $      (0.13)      $      (0.07)      $      (8.87)
                                                         ============       ============       ============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
       For the Period from October 17, 1986 (Inception) to March 31, 2002
                                   (Unaudited)

                                                                                                  Notes
                                                                                               receivable in
                                                                                                 connection    Additional
                                                               Preferred     Common             with sale of     paid-in
                                                                 stock        Stock                stock         capital
                                                                 -----        -----                -----         -------
Balance at October 17, 1986.......................            $     --    $         --         $       --     $         --
   Common stock issued............................                  --      11,484,953            100,000       30,539,185
   Reincorporation in Delaware at $.01 par value..                  --     (11,220,369)                --       11,220,369
   Common stock subscribed........................                  --              --          (110,000)               --
   Common stock issued............................                  --           2,504             10,000           89,059
   Common stock options and warrants issued.......                  --              --                 --          444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C....                  --           6,000                 --        1,644,000
   Common stock options extended..................                  --              --                 --          215,188
   Accretion of issuance costs for Series A
       preferred stock............................                  --              --                 --               --
   Series C preferred stock issued................                 115              --                 --       11,499,885
   Series C preferred stock dividends.............                  13              --                 --        1,279,987
   Series D preferred stock issued................                 120              --                 --       12,014,880
   Series F preferred stock issued................                  50              --                 --        4,691,255
   Comprehensive income (loss):
       Unrealized gain on marketable securities...                  --              --                 --               --
       Net loss...................................                  --              --                 --               --
       Comprehensive loss.........................                  --              --                 --               --
                                                              --------    ------------         ----------     ------------
Balance at December 31, 1999......................                 298         273,088                 --       73,638,128
   Common stock issued............................                  --          15,738                 --        3,796,072
   Repurchase and retirement of common stock......                  --           (910)                 --        (312,279)
   Series C preferred stock dividends.............                   9              --                 --          931,991
   Series D preferred stock dividends.............                   9              --                 --          854,991
   Series E preferred stock issued................                  10              --                 --          999,990
   Series E preferred stock dividends.............                                  --                 --            4,000
   Common stock warrants issued...................                  --              --                 --          195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities...                  --              --                 --               --
       Net loss...................................                  --              --                 --               --
       Comprehensive loss.........................                  --              --                 --               --
                                                              --------    ------------         ----------     ------------
Balance at December 31, 2000......................                 326         287,916                 --       80,108,095
   Common stock issued............................                  --           4,251                 --          481,201
   Repurchase and retirement of common stock                        --         (2,151)                 --        (640,691)
   Series C preferred stock dividends.............                  10              --                 --          995,990
   Series D preferred stock dividends.............                   9              --                 --          928,991
   Series E preferred stock issued................                  10              --                 --          999,990
   Series E preferred stock dividends.............                   1              --                 --          119,999
   Common stock warrants issued...................                  --              --                 --          126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities...                  --              --                 --               --
       Net loss...................................                  --              --                 --               --
       Comprehensive loss.........................                  --              --                 --               --
                                                              --------    ------------         ----------     ------------
Balance December 31, 2001.........................            $    356    $    290,016         $       --     $ 83,120,316

   Common stock issued............................                  --             671                 --           16,329
   Series C preferred stock dividends.............                   3              --                 --          256,997
   Series E preferred stock issued................                  10              --                 --          999,990
   Common stock warrants issued...................                  --              --                 --          221,539
   Net loss.......................................                  --              --                 --               --
                                                              --------    ------------         ----------     ------------
Balance March 31, 2002............................            $    369    $    290,687         $       --     $ 84,615,171
                                                              ========    ============         ==========     ============

                                                                                        Deficit                        Total
                                                                   Other              accumulated                  stockholders'
                                                              comprehensive              during                     equity (net
                                                                  income              development                     capital
                                                                  (loss)                 stage                      deficiency)
                                                                  ------                 -----                      -----------

Balance at October 17, 1986.......................          $       --           $          --                 $          --
   Common stock issued............................                  --                      --                    42,124,138
   Reincorporation in Delaware at $.01 par value..                  --                      --                            --
   Common stock subscribed........................                  --                      --                     (110,000)
   Common stock issued............................                  --                      --                       101,563
   Common stock options and warrants issued.......                  --                      --                       444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C....                  --                      --                     1,650,000
   Common stock options extended..................                  --                      --                       215,188
   Accretion of issuance costs for Series A
       preferred stock............................                  --               (103,400)                     (103,400)
   Series C preferred stock issued................                  --                      --                    11,500,000
   Series C preferred stock dividends.............                  --             (1,283,389)                       (3,389)
   Series D preferred stock issued................                  --                      --                    12,015,000
   Series F preferred stock issued................                  --                      --                     4,691,305
   Comprehensive income (loss):
       Unrealized gain on marketable securities...             169,387                      --                            --
       Net loss...................................                  --            (72,023,039)                            --
       Comprehensive loss.........................                  --                      --                  (71,853,652)
                                                            ----------           -------------                 -------------
Balance at December 31, 1999......................             169,387            (73,409,828)                       671,073
   Common stock issued............................                  --                      --                     3,811,810
   Repurchase and retirement of common stock......                  --                      --                     (313,189)
   Series C preferred stock dividends.............                  --               (934,045)                       (2,045)
   Series D preferred stock dividends.............                  --               (855,750)                         (750)
   Series E preferred stock issued................                  --                      --                     1,000,000
   Series E preferred stock dividends.............                  --                 (4,750)                         (750)
   Common stock warrants issued...................                  --                      --                       195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities...            (11,920)                      --                            --
       Net loss...................................                  --             (5,763,151)                            --
       Comprehensive loss.........................                  --                      --                   (5,775,071)
                                                            ----------           -------------                 -------------
Balance at December 31, 2000......................             157,467            (80,967,524)                     (413,720)
   Common stock issued............................                  --                      --                       485,452
   Repurchase and retirement of common stock                        --                      --                     (642,842)
   Series C preferred stock dividends.............                  --               (999,278)                       (3,278)
   Series D preferred stock dividends.............                  --               (929,603)                         (603)
   Series E preferred stock issued................                  --                      --                     1,000,000
   Series E preferred stock dividends.............                  --               (121,422)                       (1,422)
   Common stock warrants issued...................                  --                      --                       126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities...           (157,467)                      --                            --
       Net loss...................................                  --             (9,479,137)                            --
       Comprehensive loss.........................                  --                      --                   (9,636,604)
                                                            ----------           -------------                 -------------
Balance December 31, 2001.........................          $       --           $(92,496,964)                 $ (9,086,276)

   Common stock issued............................                  --                      --                        17,000
   Series C preferred stock dividends.............                  --               (257,390)                         (390)
   Series E preferred stock issued................                  --                      --                     1,000,000
   Common stock warrants issued...................                  --                      --                       221,539
   Net loss.......................................                  --             (3,133,583)                   (3,133,583)
                                                            ----------           -------------                 -------------
Balance March 31, 2002............................          $       --           $(95,887,937)                 $(10,981,710)
                                                            ==========           =============                 =============

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three Months Ended March 31, 2002 and 2001 and for the Period from
                 October 17, 1986 (inception) to March 31, 2002
                                   (Unaudited)


                                                                                                       October 17,
                                                                       Three Months Ended                 1986
                                                                           March 31,                 (inception) to
                                                                ---------------------------------         March 31,
                                                                     2002              2001                2002
                                                                ---------------    --------------    ----------------
Cash outflows from operating activities:
    Net loss ................................................  $ (3,133,583)      $ (1,580,410)      $(90,398,909)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
     services ...............................................       221,539             42,120          3,040,907
     Depreciation and amortization ..........................        39,185             28,824            768,075
     Non-cash acquisition of research and development
     in-process technology ..................................          --                 --            1,650,000
     Loss realized on sale of marketable securities .........          --                 --                5,580
     (Increase) decrease in clinical supplies, prepaid
     expenses &  other current assets .......................       (76,524)           139,697           (649,195)
     Decrease in milestone advance receivable ...............          --            1,000,000               --
     Increase in other assets ...............................        (3,454)              --             (300,746)
     Increase (decrease) in accounts payable and accrued
         liabilities ........................................     1,124,040           (322,217)         2,278,188
     Increase in sponsored research payable .................          --                 --              812,827
     Other ..................................................        42,476            (16,287)           268,179
                                                               ------------       ------------       ------------
Net cash used by operating activities .......................    (1,786,321)          (708,273)       (82,525,094)
                                                               ------------       ------------       ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities ............          --                 --              844,420
     Acquisition of laboratory and office equipment, and
         leasehold improvements..............................       (31,029)           (12,516)          (903,419)
     Other ..................................................          --                 --              (57,087)
                                                               ------------       ------------       ------------
Net cash used by investing activities .......................       (31,029)           (12,516)          (116,086)
                                                               ------------       ------------       ------------

Cash flows from financing activities:
     Payments on debt and capital leases ....................        (2,030)            (1,758)          (852,066)
     Net proceeds from issuance of:
        Debt ................................................     1,000,000               --           13,050,000
        Common stock ........................................          --                 --           23,433,660
        Preferred stock .....................................     1,000,000               --           35,741,117
     Proceeds from exercise of warrants/stock options .......        17,000             61,683         13,780,358
     Repurchase and retirement of common stock ..............          --                 --             (956,031)
     Other ..................................................          --                 --             (500,024)
                                                               ------------       ------------       ------------
Net cash provided by financing activities ...................     2,014,970             59,925         83,697,014
                                                               ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents ........       197,620           (660,864)         1,055,834
Cash and cash equivalents at beginning of period ............       859,298          3,041,948              1,084
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of period ..................  $  1,056,918       $  2,381,084       $  1,056,918
                                                               ============       ============       ============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for
         services ...........................................  $    221,539       $     42,120       $  3,040,907
     Common stock redeemed in payment of notes receivable....          --                 --               10,400
     Acquisition of research and development in-process
         technology .........................................          --                 --            1,655,216
     Common stock issued for intellectual property rights              --                 --              866,250
     Common stock issued to retire debt .....................          --                 --              600,000
     Common stock issued to redeem convertible securities....          --                 --            5,353,368
     Securities acquired under sublicense agreement .........          --                 --              850,000
     Equipment acquired under capital lease .................          --                 --              121,684
     Notes payable converted to common stock ................          --                 --              749,976
     Stock dividends ........................................       257,390            239,960          8,749,064

Supplemental disclosure of cash flow information:
Interest paid ...............................................  $        923       $        585       $    287,243


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at March 31, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

3.       SUBSEQUENT EVENTS

         On April 5, 2002, Elan International Services, Ltd. exercised a portion of a warrant that it had received in June 1998 as part of a strategic alliance with the Company and purchased 495,000 shares of Sheffield's common stock at $2.00 per share. Sheffield received approximately $1.0 million in proceeds as a result of the exercise of a portion of this warrant.

         On April 4, 2002, the Company amended the Note Purchase Agreement dated as of August 14, 2001 ("Agreement"), with Elan Pharma International Ltd. ("Elan Pharma"). Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $4 million at March 31, 2002, have been classified in the Company's balance sheet as long-term debt.

         In September 2001, in connection with the amendment of its 1998 agreement with Zambon, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend the Company $2.5 million. The Company received $1.0 million upon signing of the Loan Agreement and $1.0 million on January 2, 2002. On April 5, 2002, the Company received the final installment on the loan of $.5 million. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Company's Premaire(R) drug delivery technology. One third of the principal balance, together with interest, is payable by the Company upon the Company's execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005.

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

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represented revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of Premaire. Contract research revenues for the first quarter of 2002 and 2001 were $0 and $180,747, respectively. The decrease was due to Sheffield no longer performing development work for Zambon as a result of Sheffield regaining the Premaire respiratory rights in the third quarter of 2001. Costs of contract research revenue approximated such revenues in 2001 and were included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, on part, in obtaining additional collaborative agreements and upon the success of current clinical studies.

The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $1.2 million and $1.1 million for the first quarter of 2002 and 2001, respectively. The increase of $.1 million from 2001 primarily reflects higher development expenses related to RSD's unit-dose ($.2 million) and Premaire steroid ($.1 million) products, partially offset by lower expenses related to formulation work on certain Tempo respiratory products ($.1 million) and formulation and feasibility work associated with new product development in the area of polypeptides ($.1 million).

         The following details the status of each of the Company's development programs as of March 31, 2002:

         Premaire Respiratory Program:

         As a result of the Company regaining from Zambon the rights to the respiratory applications to the Premaire in September 2001, the sponsorship of the Premaire respiratory development programs was transferred from Zambon to the Company with the Food and Drug Administration ("FDA") being notified accordingly. In the fourth quarter of 2001, Sheffield reviewed all of the development work completed-to-date, identifying a number of deficiencies in the Zambon development program. To address these issues, Sheffield has made a number of internal management changes and moved the program to a group of highly experienced pulmonary clinical and regulatory experts. The Premaire device is currently in a to-be-marketed form and fully industrialized. As of March 31, 2002, the Company had spent $3.3 million on developing the respiratory products discussed below.

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

                  Budesonide. Preclinical formulation development work is currently underway. A formulation developed by Nanosystems has proven a feasible candidate for delivery in the Premaire. The formulation is dependent on a proprietary nanocrystaline dispersion of budesonide in an aqueous carrier. Two other alternative formulation approaches are also under evaluation. Upon scale-up and production of clinical batches released under CMC protocol, an Investigational New Drug Application ("IND") will be prepared for filing with the FDA, which is currently planned for the first half of 2003.

                  Ipratropium Bromide. Zambon initiated a Phase I/II clinical trial in Europe in January 2000 assessing the safety and efficacy compared to a commercially available ipratropium bromide product delivered by a pMDI and placebo in patients with COPD. The results of the study indicated that both Premaire-ipratropium bromide and pMDI-ipratropium were tolerated and improved lung function in the COPD patients. An IND was filed by Zambon with the FDA in May 2000. During 2001, the IND was transferred to the Company. The Company does not intend to further develop this product on its own as the program has progressed to the point where a potential licensing partner would be in a position to take the product into clinical studies.

                  Sodium Cromoglycate. An IND was filed by Zambon with the FDA in July 2000. No further development work is anticipated to be completed on this product as the projected market opportunity for sodium cromoglycate is currently deemed too small to justify further progression.

         Premaire Systemic Program:

         Through its development alliance with Elan and SPD, the Company evaluated certain drugs for systemic treatment by pulmonary delivery through Premaire. By identifying a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain, the first drug to be tested for delivery in Premaire was morphine. In July 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing morphine delivered using the Premaire to subcutaneous injection. The Premaire demonstrated good pulmonary deposition and very rapid absorption, more rapid peak blood levels vs. subcutaneous injection and low oral and throat deposition. As part of the development alliance with Elan, Elan has the first right of refusal on the development of any product developed by the joint venture. Elan has chosen not to license this product from the joint venture. As such, the joint venture continues to seek to attract a partner for the continued development and commercialization of this product. The Company has spent $.4 million to date to develop this product and does not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         Tempo Respiratory Program:

         In September 2000, the Company completed a pilot study using the Tempo to deliver an undisclosed, patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by Tempo compared to the distribution of this same drug delivered through a commercially available pMDI in 12 healthy volunteers. Results of this study demonstrated that Tempo significantly increased drug deposition in all regions of the lung. Tempo delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. As of March 31, 2002, the Company has incurred approximately $.9 million to-date on this study. The Company is using the results of this study as a basis for conducting discussions for feasibility work and/or clinical studies with potential collaboration partners.

         Tempo Systemic Program:

         The development of systemic drugs using Tempo is being conducted as part of the Company's alliance with Elan. The initial product developed was targeted to address migraine headaches. The Company utilized ergotamine tartrate as a proof-of-principle product. In December 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing the Tempo to a conventional pMDI. The trial showed successful delivery of the drug to all regions of lung with significantly reduced mouth and throat deposition, and rapid drug absorption. As part of the development alliance with Elan, Elan has the first right of refusal on the development of any product developed by the joint venture. Elan has chosen not to license this product from the joint venture. As such, the joint venture continues to seek to attract a partner for the continued development and commercialization of this product. As of March 31, 2002, the Company has spent $1.0 million to date to develop this product and does not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         As a result of the work performed on the ergotamine product noted above, in April 2002, the Company announced the initiation of a pulmonary migraine therapy program with Inhale Therapeutic Systems ("Inhale"), a world-renowned expert in particle design. Sheffield will combine Inhale's supercritical fluid technology with Sheffield's proprietary drug delivery technologies to develop a systemically acting dyhydroergotamine ("DHE") administered through the pulmonary route. The Company plans to study DHE in sub-categories of migraine where DHE administered by injection is often used to relieve migraine symptoms. These sub-categories are the more serious forms of migraine and often require either hospitalization or treatment in pain or headache clinics. Under the terms of the agreement, Inhale will supply the particle engineering technology and receive R&D funding, milestone payments, and royalties upon commercialization. Sheffield is responsible for all other aspects of clinical development and marketing of the product. As part of this agreement, Inhale will produce DHE particles using Good Manufacturing Practices (GMP) for clinical development and commercial sale. The treatment of migraine represents a worldwide prescription market valued at $2.4 billion. As of March 31, 2002, the Company has incurred approximately $.2 million to-date related to this project. Future costs related to this project are dependent upon, among other factors, the timing of securing a development partner. The Company estimates incurring approximately $3.0 million in 2002 related to the development of the DHE project.

         Unit Dose Nebulizer Program:

         As part of an alliance with Elan, RSD is developing a product for inhalation delivery in a standard commercial tabletop device using the steroid budesonide, formulated using the NanoCrystal technology. A Phase I, double-blind safety and pharmacokinetic study of nebulized nanobudesonide in 16 healthy volunteers was satisfactorily completed at Thomas Jefferson University Hospital in February 2002. This study compared single doses of Pulmicort Respules ("Pulmicort"), the Company's proprietary nanobudesonide in two different single dose strengths and placebo. The study resulted in no significant adverse events with either of the Company's dosage strengths or the Pulmicort reference drug. Data from the study is currently undergoing final data and statistical analysis. After such data has been analyzed, the Company plans on initiating discussions with potential partners regarding the outlicensing of this opportunity. As of March 31, 2002, the Company incurred approximately $2.6 million to-date on this project. Sheffield will fund the continued development work for this program up through the period of outlicensing, currently estimated at approximately $1.9 million, after which time it is anticipated that the licensee will assume funding responsibility for further development work.

General and Administrative

General and administrative expenses were $1.9 million for the first quarter of 2002 as compared to $.8 million for the first quarter of 2001. The increase of $1.1 million from 2001 was primarily due to higher consulting costs, legal fees and severance-related costs. The higher consulting costs and legal fees were associated with expanded business development, and merger and acquisition activities in the area of licensing and partnering of the Company's delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies ($.6 million). The severance costs were associated with the resignation of two executive officers in the first quarter of 2002 and include the costs incurred pursuant to their respective separation agreements for severance payments and ongoing benefit coverage ($.3 million) and modification of the terms of certain stock options ($.2 million).

Interest

Interest income was $2,662 for the first quarter of 2002 as compared to $28,383 for the first quarter of 2001. The decrease in interest income from 2001 was primarily due to less cash available for investment and lower yields on those investments.

Interest expense was $149,831 for the first quarter of 2002 as compared to $57,849 for the first quarter of 2001. The increase of $91,982 from 2001 resulted primarily from interest associated with the borrowings of $4 million on the August 2001 Note Purchase Agreement with Elan Pharma.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had $1.1 million in cash and cash equivalents compared to $.9 million at December 31, 2001. The increase of $.2 million primarily reflects the receipt of $1.0 million from the issuance of 1,000 shares of the Company's Series E Cumulative Convertible Preferred Stock and $1.0 million from the proceeds of a secured loan from Zambon, partially offset by cash disbursements of $1.8 million used primarily to fund operating activities.

In addition to the $1.1 million of cash and equivalents at March 31, 2002, the Company received a total of $2.5 million of additional funding in April 2002. On April 5, 2002, Elan exercised a portion of a warrant that it had received in June 1998 as part of a strategic alliance with the Company and purchased 495,000 shares of Sheffield's common stock at $2.00 per share. Sheffield received approximately $1.0 million in proceeds as a result of the exercise of a portion of this warrant. In addition, the Company amended its Note Purchase Agreement dated August 14, 2001 with Elan Pharma, receiving $1 million in proceeds on April 5, 2002 (see below). Also, on April 5, 2002, the Company received the final installment of $.5 million on its Loan and Security Agreement with Zambon (see below).

On August 14, 2001, the Company entered into a Note Purchase Agreement ("Agreement") with Elan Pharma, pursuant to which Elan Pharma agreed to lend the Company up to $4 million. On April 4, 2002, the Company amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $4 million at March 31, 2002, have been classified in the Company's balance sheet as long-term debt.

In September 2001, in connection with the amendment of its 1998 agreement with Zambon, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend the Company $2.5 million. The Company received $1.0 million upon signing of the Loan Agreement and $1.0 million on January 2, 2002. On April 5, 2002, the Company received the final installment on the loan of $.5 million. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by the Company upon the Company's execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. On October 17, 2001, as part of the amendment of its 1998 agreement with Zambon, the Company repurchased from Zambon, 214,997 shares of common stock for $3.0233 per share ("Repurchase Price"). In addition, the Company received an option, expiring December 31, 2002, to repurchase the remaining shares of the Company's common stock held by Zambon at the Repurchase Price. In the event the Company completes a sublicense for the North American rights or a sublicense for the non-North American rights to certain Premaire respiratory products prior to December 31, 2002, the Company will repurchase from Zambon 882,051 shares of the Company's common stock on each of the events.

In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17,015,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4.0 million of the Company's Series E Preferred Stock, of which $1.0 million of such commitment remains outstanding. The proceeds from the Series E Preferred Stock will be utilized by the Company to fund its portion of RSD's operating and development costs.

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

Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $86.0 million through March 31, 2002, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $35.9 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

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

Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission, including without limitation, risks set forth in Part I of the Company's Form 10-K for the year ended December 31, 2001. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company has no material market risk exposure.

           PART II:    OTHER INFORMATION

Item 2.           Changes in Securities

                  The following unregistered securities were issued by the Company during the quarter ended March 31, 2002:


                                                              Number of
                                                               Shares
                                           Description       Subject to
                        Date of           of Securities      Options or          Exercise
                     Sale/Issuance            Issued          Warrants      Price per Share ($)     Purchaser or Class
                     -------------            ------          --------      -------------------     ------------------
                  January 2002          Warrants to            30,537             $4.69           Consultant in lieu of
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

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SHEFFIELD PHARMACEUTICALS, INC.


Dated:  May 13, 2002                /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)