Form 10-Q
period 2002-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2002-08-14
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF

                                      1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock is 29,563,712 shares as of August 14, 2002.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

                                Table of Contents

                                                                                              Page
                                                                                              ----
                                     PART I
Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2002
   and December 31, 2001.................................................................       3

Consolidated Statements of Operations
  for the three and six months ended June 30, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to June 30, 2002 .........................................       4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to June 30, 2002 ..........................................................       5

Consolidated Statements of Cash Flows
  for the six months ended June 30, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to June 30, 2002..........................................       6

Notes to Consolidated Financial Statements ..............................................       7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................................       9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................      19

                                     PART II

Item 2.  Changes in Securities...........................................................      19

Item 4.  Submission of Matters to a Vote of Security Holders ............................      19

Item 6.  Exhibits and Reports on Form 8-K................................................      20

Signatures...............................................................................      21

PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                      Assets                                            June 30,                 December 31,
                                                                                          2002                       2001
                                                                                     ----------------           ---------------
                                                                                       (unaudited)
Current assets:
    Cash and cash equivalents ...............................................          $     855,920              $    859,298
    Clinical supplies........................................................                499,422                   427,550
    Prepaid expenses and other current assets ...............................                208,173                    86,080
                                                                                     ----------------           ---------------
       Total current assets .................................................              1,563,515                 1,372,928
                                                                                     ----------------           ---------------
Property and equipment:
    Laboratory equipment ....................................................                462,949                   431,920
    Office equipment ........................................................                245,019                   245,019
    Leasehold improvements ..................................................                 25,309                    25,309
                                                                                     ----------------           ---------------
       Total at cost ........................................................                733,277                   702,248
    Less accumulated depreciation and amortization ..........................               (426,714)                 (355,014)
                                                                                     ----------------           ---------------
       Property and equipment, net ..........................................                306,563                   347,234
                                                                                     ----------------           ---------------
Patent costs, net of accumulated amortization of $26,977 and $20,216, respectively           392,116                   308,203
Other assets.................................................................                 27,913                    27,913
                                                                                     ----------------           ---------------
    Total assets ............................................................          $   2,290,107              $ 2,056,278
                                                                                     ================           ===============
           Liabilities and Stockholders' Equity (Net Capital Deficiency)

Current liabilities:
    Accounts payable.........................................................          $   2,263,452              $    856,216
    Accrued liabilities......................................................                376,044                   441,778
    Sponsored research payable ..............................................                235,757                   235,757
    Note payable ............................................................                     --                 4,000,000
                                                                                     ----------------           ---------------
       Total current liabilities ............................................              2,875,253                 5,533,751

Convertible promissory note .................................................              2,000,000                 2,000,000
Long-term debt ..............................................................              9,500,000                 3,000,000
Other long-term liabilities .................................................              1,024,341                   608,803
Commitments and contingencies ...............................................                     --                        --
                                                                                     ----------------           ---------------
    Total liabilities .......................................................             15,399,594                11,142,554

Minority interest in subsidiary..............................................                     --                        --

Stockholders' equity (net capital deficiency): Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; issued and outstanding 15,229 and 14,708 shares at June 30,
         2002 and December 31, 2001, respectively............................                    152                       147
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; issued and outstanding 14,287 and 13,779 shares at June
         30, 2002 and December 31, 2001, respectively........................                    143                       138
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; issued and outstanding 3,231 and 2,124 shares at
         June 30, 2002 and December 31, 2001, respectively...................                     32                        21
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at June 30, 2002 and
           December 31, 2001.................................................                     50                        50
    Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 29,563,712 and 29,001,602 shares at June 30, 2002
          and December 31, 2001, respectively................................                295,637                   290,016
      Additional paid-in capital ............................................             86,519,602                83,120,316
      Other comprehensive income ............................................                     --                        --
      Deficit accumulated during development stage ..........................            (99,925,103)              (92,496,964)
                                                                                     ----------------           ---------------
                    Total stockholders' equity (net capital deficiency) .....            (13,109,487)               (9,086,276)
                                                                                     ----------------           ---------------

Total liabilities and stockholders' equity (net capital deficiency)..........          $  2,290,107               $ 2,056,278
                                                                                     ================           ===============


                       See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                           CONSOLIDATED STATEMENTS OF
               Operations For the Three and Six Months Ended June
                      30, 2002 and 2001 and for the Period
               from October 17, 1986 (inception) to June 30, 2002
                                   (Unaudited)

                                                 Three Months Ended                  Six Months Ended           October 17, 1986
                                                      June 30,                           June 30,                (inception) to
                                          ---------------------------------   --------------------------------       June 30,
                                              2002               2001             2002               2001              2002
                                          --------------     --------------   --------------     -------------    ---------------
Revenues:
  Contract research revenue.........      $       5,000      $     688,348    $       5,000      $    869,095     $    1,775,045
  Sublicense revenue................              5,000              5,000            5,000             5,000          1,375,000
                                          --------------     --------------   --------------     -------------    ---------------

     Total revenues.................             10,000            693,348           10,000           874,095          3,150,045

Expenses:
  Acquisition of research and develop-
   ment in-process technology.......                 --                 --               --                --         29,975,000
  Research and development..........          1,622,136          1,934,362        2,775,926         2,980,135         37,548,481
  General and administrative........          1,442,734          1,119,531        3,381,400         1,877,800         32,268,146
                                          --------------     --------------   --------------     -------------    ---------------

     Total expenses.................          3,064,870          3,053,893        6,157,326         4,857,935         99,791,627
                                          --------------     --------------   --------------     -------------    ---------------

Loss from operations................         (3,054,870)       (2,360,545)       (6,147,326)       (3,983,840)       (96,641,582)

Interest income.....................              4,356            22,382             7,018            50,765            796,405
Interest expense....................           (180,926)          (51,398)         (330,757)         (109,247)        (1,404,327)
Realized loss on sale of marketable
   securities.......................                 --                --                --                --             (5,580)
Minority interest in loss of subsidiary          54,544           110,151           160,586           182,502          3,679,279
                                          --------------     --------------   --------------     -------------    ---------------

Net loss............................      $  (3,176,896)     $ (2,279,410)    $  (6,310,479)     $ (3,859,820)    $  (93,575,805)
                                          ==============     ==============   ==============     =============    ===============

Preferred stock dividends...........           (588,914)         (504,953)       (1,141,576)         (992,728)        (6,871,097)
Accretion of mandatorily redeemable
  preferred stock...................                 --                --               --                 --           (103,400)
                                          --------------     --------------   --------------     -------------    ---------------

Net loss - attributable to common shares  $  (3,765,810)      $(2,784,363)    $  (7,452,055)     $ (4,852,548)    $ (100,550,302)

                                          ==============     ==============   ==============     =============    ===============

Weighted average common shares
  outstanding-basic and diluted.....         29,541,954         28,965,925       29,284,410        28,897,350         11,209,969
                                          ==============     ==============   ==============     =============    ===============

Net loss per share of common stock -
  basic and diluted.................      $       (0.13)     $       (0.10)   $       (0.25)       $    (0.17)    $        (8.97)
                                          ==============     ==============   ==============     =============    ===============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
        For the Period from October 17, 1986 (Inception) to June 30, 2002
                                   (Unaudited)

                                                                                    Notes
                                                                                receivable in
                                                                                  connection       Additional
                                                      Preferred      Common      with sale of        paid-in
                                                        stock         Stock         stock            capital
                                                        -----         -----         -----            -------
Balance at October 17, 1986.......................  $        --  $        --   $           --    $        --
   Common stock issued............................           --   11,484,953          100,000     30,539,185
   Reincorporation in Delaware at $.01 par value..           --  (11,220,369)              --     11,220,369
   Common stock subscribed........................           --           --         (110,000)            --
   Common stock issued............................           --        2,504           10,000         89,059
   Common stock options and warrants issued.......           --           --               --        444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C....           --        6,000               --      1,644,000
   Common stock options extended..................           --           --               --        215,188
   Accretion of issuance costs for Series A                  --           --               --             --
preferred stock
   Series C preferred stock issued................          115           --               --     11,499,885
   Series C preferred stock dividends.............           13           --               --      1,279,987
   Series D preferred stock issued................          120           --               --     12,014,880
   Series F preferred stock issued................           50           --               --      4,691,255
   Comprehensive income (loss):
       Unrealized gain on marketable securities...           --           --               --             --
       Net loss...................................           --           --               --             --
       Comprehensive loss.........................           --           --               --             --
                                                    -----------  ------------  --------------    -----------
Balance at December 31, 1999......................          298      273,088               --     73,638,128
   Common stock issued............................           --       15,738               --      3,796,072
   Repurchase and retirement of common stock......           --         (910)              --       (312,279)
   Series C preferred stock dividends.............            9           --               --        931,991
   Series D preferred stock dividends.............            9           --               --        854,991
   Series E preferred stock issued................           10           --               --        999,990
   Series E preferred stock dividends.............                        --               --          4,000
   Common stock warrants issued...................           --           --               --        195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities...           --           --               --             --
       Net loss...................................           --           --               --             --
       Comprehensive loss.........................           --           --               --             --
                                                    -----------  ------------  --------------    -----------
Balance at December 31, 2000......................          326      287,916               --     80,108,095
   Common stock issued............................           --        4,251               --        481,201
   Repurchase and retirement of common stock                 --       (2,151)              --       (640,691)
   Series C preferred stock dividends.............           10           --               --        995,990
   Series D preferred stock dividends.............            9           --               --        928,991
   Series E preferred stock issued................           10           --               --        999,990
   Series E preferred stock dividends.............            1           --               --        119,999
   Common stock warrants issued...................           --           --               --        126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities...           --           --               --             --
       Net loss...................................           --           --               --             --
       Comprehensive loss.........................           --           --               --             --
                                                    -----------  ------------  --------------    -----------
Balance December 31, 2001.........................          356      290,016   $           --     83,120,316
   Common stock issued............................           --        5,621               --      1,001,379
   Series C preferred stock dividends.............            5           --               --        520,995
   Series D preferred stock dividends.............            5           --               --        487,995
   Series E preferred stock issued................           10           --               --        999,990
   Series E preferred stock dividends.............            1           --               --        106,999
   Common stock warrants issued...................           --           --               --        281,928
   Net loss.......................................           --           --               --             --
                                                    -----------  ------------  --------------    -----------
Balance June 30, 2002.............................  $       377  $   295,637   $           --    $86,519,602
                                                    ===========  ============  ==============    ===========

                                                                       Deficit          Total
                                                         Other       accumulated     stockholders'
                                                       comprehen-       during        equity (net
                                                      sive income     development      capital
                                                         (loss)          stage        deficiency)
                                                         ------          -----        -----------
Balance at October 17, 1986.......................    $       --   $         --    $          --
   Common stock issued............................            --             --       42,124,138
   Reincorporation in Delaware at $.01 par value..            --             --               --
   Common stock subscribed........................            --             --         (110,000)
   Common stock issued............................            --             --          101,563
   Common stock options and warrants issued.......            --             --          444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C....            --             --        1,650,000
   Common stock options extended..................            --             --          215,188
   Accretion of issuance costs for Series A                   --       (103,400)        (103,400)
preferred stock
   Series C preferred stock issued................            --             --       11,500,000
   Series C preferred stock dividends.............            --     (1,283,389)          (3,389)
   Series D preferred stock issued................            --             --       12,015,000
   Series F preferred stock issued................            --             --        4,691,305
   Comprehensive income (loss):
       Unrealized gain on marketable securities...       169,387             --               --
       Net loss...................................            --    (72,023,039)              --
       Comprehensive loss.........................            --              --     (71,853,652)
                                                      -----------  --------------  --------------
Balance at December 31, 1999......................       169,387    (73,409,828)         671,073
   Common stock issued............................            --             --        3,811,810
   Repurchase and retirement of common stock......            --             --         (313,189)
   Series C preferred stock dividends.............            --       (934,045)          (2,045)
   Series D preferred stock dividends.............            --       (855,750)            (750)
   Series E preferred stock issued................            --             --        1,000,000
   Series E preferred stock dividends.............            --         (4,750)            (750)
   Common stock warrants issued...................            --             --          195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities...       (11,920)            --               --
       Net loss...................................            --     (5,763,151)              --
       Comprehensive loss.........................            --              --      (5,775,071)
                                                      -----------  --------------  --------------
Balance at December 31, 2000......................       157,467    (80,967,524)        (413,720)
   Common stock issued............................            --              --         485,452
   Repurchase and retirement of common stock                  --              --        (642,842)
   Series C preferred stock dividends.............            --       (999,278)          (3,278)
   Series D preferred stock dividends.............            --       (929,603)            (603)
   Series E preferred stock issued................            --              --       1,000,000
   Series E preferred stock dividends.............            --       (121,422)          (1,422)
   Common stock warrants issued...................            --              --         126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities...      (157,467)             --              --
       Net loss...................................            --     (9,479,137)              --
       Comprehensive loss.........................            --              --      (9,636,604)
                                                      -----------  --------------  --------------
Balance December 31, 2001.........................                  (92,496,964)      (9,086,276)
   Common stock issued............................            --              --       1,007,000
   Series C preferred stock dividends.............            --       (522,187)          (1,187)
   Series D preferred stock dividends.............            --       (488,331)            (331)
   Series E preferred stock issued................            --              --       1,000,000
   Series E preferred stock dividends.............            --       (107,142)            (142)
   Common stock warrants issued...................            --              --         281,928
   Net loss.......................................            --     (6,310,479)      (6,310,479)
                                                      -----------  --------------  --------------
Balance June 30, 2002.............................    $       --   $(99,925,103)   $ (13,109,487)
                                                      ===========  ==============  ==============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended June 30, 2002 and 2001 and for the Period
               from October 17, 1986 (inception) to June 30, 2002
                                   (Unaudited)

                                                                                                       October 17,
                                                                        Six Months Ended                  1986
                                                                            June 30,                 (inception) to
                                                                ---------------------------------        June 30,
                                                                     2002              2001                2002
                                                                ---------------    --------------    ----------------
Cash outflows from operating activities:
     Net loss........................................            $  (6,310,479)     $ (3,859,820)     $  (93,575,805)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
     services........................................                  281,928           126,741           3,101,296
     Depreciation and amortization...................                   78,461            62,506             807,351
     Non-cash acquisition of research and development
     in-process technology...........................                       --                --           1,650,000
     Loss on sale of marketable securities...........                       --                --               5,580
     Increase in clinical supplies, prepaid expenses &
     other current assets............................                 (193,965)         (545,393)           (766,636)
     Decrease in milestone advance receivable........                       --         1,000,000                  --
     Increase in other assets........................                  (90,674)          (57,494)           (387,966)
     Increase in accounts payable and accrued liabilities            1,593,511           542,130           2,747,659
     Increase in sponsored research payable..........                       --                --             812,827
     Other...........................................                  166,003           (78,773)            391,706
                                                                ---------------    --------------    ----------------
Net cash used by operating activities................               (4,475,215)       (2,810,103)        (85,213,988)
                                                                ---------------    --------------    ----------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities.....                       --                --             844,420
     Acquisition of laboratory and office equipment, and
     leasehold improvements..........................                  (31,029)         (107,979)           (903,419)

     Other...........................................                       --                --             (57,087)
                                                                ---------------    --------------    ----------------
Net cash used by investing activities................                  (31,029)         (107,979)           (116,086)
                                                                ---------------    --------------    ----------------

Cash flows from financing activities:
     Payments on debt and capital leases.............                   (4,134)           (3,581)           (854,170)
     Net proceeds from issuance of:
        Debt.........................................                2,500,000                --          14,550,000
        Common stock.................................                       --                --          23,433,660
        Preferred stock..............................                1,000,000         1,000,000          35,741,117
     Proceeds from exercise of warrants/stock options                1,007,000           343,683          14,770,358
     Repurchase and retirement of common stock.......                       --                --            (956,031)
     Other...........................................                       --                --            (500,024)
                                                                ---------------    --------------    ----------------
Net cash provided by financing activities............                4,502,866         1,340,102          86,184,910
                                                                ---------------    --------------    ----------------

Net increase (decrease) in cash and cash equivalents.                   (3,378)       (1,577,980)            854,836
Cash and cash equivalents at beginning of period.....                  859,298         3,041,948               1,084
                                                                ---------------    --------------    ----------------
Cash and cash equivalents at end of period...........            $     855,920      $  1,463,968      $      855,920
                                                                ===============    ==============    ================

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for             $     281,928      $    126,741      $    3,101,296
services.............................................
     Common stock redeemed in payment of notes receivable                   --                --              10,400
     Acquisition of research and development in-process
         technology..................................                       --                --           1,655,216
     Common stock issued for intellectual property rights                   --                --             866,250
     Common stock issued to retire debt..............                       --                --             600,000
     Common stock issued to redeem convertible securities                   --                --           5,353,368
     Securities acquired under sublicense agreement..                       --                --             850,000
     Equipment acquired under capital lease..........                       --                --             121,684
     Notes payable converted to common stock.........                       --                --             749,976
     Stock dividends.................................                1,117,660           985,000           6,609,334

Supplemental disclosure of cash flow information:                $       1,162      $      1,106      $      287,482
Interest paid........................................


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at June 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

         The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing of rights to its technology, as well as through equity and debt offerings, to continue to operate its business. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern is dependent upon obtaining additional funding immediately. In an effort to meet this capital requirement, the Company is evaluating various financing alternatives including private offerings of its securities, debt financings, and collaboration and licensing arrangements with other companies. However, the accompanying financial statements do not include any adjustments that might result from the failure to obtain additional financing.

         Additionally, the Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable.

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

3.       LONG-TERM DEBT

         On August 14, 2001, the Company entered into a Note Purchase Agreement ("Agreement") with Elan Pharma International Ltd. ("Elan Pharma"), pursuant to which Elan Pharma agreed to lend the Company up to $4 million. On April 4, 2002, the Company amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. The outstanding principal balance of the Agreement at June 30, 2002, and December 31, 2001, was $5 million and $4 million, respectively. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at June 30, 2002, have been classified in the Company's balance sheet as long-term debt.

         In September 2001, in connection with the amendment of its 1998 agreement with Zambon Group SpA ("Zambon"), the Company entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend the Company $2.5 million. The Company received $1.0 million upon signing of the Loan Agreement, $1.0 million on January 2, 2002 and $.5 million on April 5, 2002. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by the Company upon the Company's execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. The outstanding principal balance of the Loan Agreement at June 30, 2002, and December 31, 2001, was $2.5 million and $1.0 million, respectively.

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

OVERVIEW

We provide innovative, cost-effective pharmaceutical therapies by combining state-of-the-art pulmonary drug delivery technologies with existing and emerging therapeutic agents. We are developing a range of products to treat respiratory and systemic diseases in our proprietary Premaire(R) Delivery System ("Premaire") and Tempo(TM) Inhaler ("Tempo"). We are in the development stage and, as such, have been principally engaged in the development of our pulmonary delivery systems.

In 1997, we acquired the Premaire, a portable nebulizer-based pulmonary delivery system, through a worldwide exclusive license and supply arrangement with Siemens AG ("Siemens"). During the second half of 1998, we acquired the rights to an additional pulmonary delivery technology, Tempo, from a subsidiary of Aeroquip-Vickers, Inc. ("Aeroquip-Vickers"). The Tempo technology is a new generation propellant-based pulmonary delivery system. Additionally, during 1998, we licensed from Elan Corporation, plc ("Elan") the Ultrasonic Pulmonary Drug Absorption System ("UPDAS"), a novel disposable unit dose nebulizer system, and Elan's Absorption Enhancing Technology ("Enhancing Technology"), a therapeutic agent to increase the systemic absorption of drugs. In October 1999, we licensed Elan's Nanocrystal(TM) technology to be used in developing certain inhaled steroid products.

Our lead drug delivery technology, the Premaire, is a patented, multi-dose nebulizer delivery system. The pocket-sized inhaled drug delivery system features an ultrasonic nebulizer that emits high-frequency sound waves that turn liquid medication into a fine cloud or soft mist. The Premaire combines the therapeutic benefits of nebulization with the convenience of pressurized metered dose inhalers, or pMDIs, in one patient-friendly device. The Premaire is comprised of a hand-held ultrasonic nebulizer and drug-filled cartridges that are inserted into the inhaler unit. The cartridges provide patients who must take multiple respiratory medications with a single, easy-to-use system. We believe the soft mist created by the Premaire provides multiple drug administration advantages over the high-velocity pMDIs and dry powder inhalers. Furthermore, the Premaire system is fast and portable as compared to conventional tabletop nebulizers, which are large, cumbersome and more time consuming to use. The Premaire system targets younger and older asthma patients, as well as older chronic obstructive pulmonary disease patients who have difficulty using pMDIs and currently depend on tabletop nebulizers for delivery of their medications.

Our Tempo is a patented, new generation pMDI that we believe has significant efficiency and performance advantages over standard pMDIs. The Tempo technology utilizes a standard aerosol pMDI canister, encased in a compact device that provides an aerosol flow-control chamber and a synchronized triggering mechanism. The aerosol flow-control chamber allows the patient to inhale through the device at a normal breathing rate, instead of a forced breath. The inspiratory breath establishes flow fields within the device that mix and uniformly disperse the drug in the breath. At the mouthpiece, nearly all the propellant is evaporated leaving only drug particles to be inspired, allowing a significant increase in the amount of drug delivered to the lungs. The Tempo system, like the Premaire system, is designed to reduce patient coordination problems and enhance compliance with the prescribed treatment.

In June 1998, we sublicensed to Zambon Group SpA ("Zambon") worldwide marketing and development rights to respiratory products to be delivered by the Premaire in return for an equity investment in the Company (approximately 10%). From June 1998 to September 2001, Zambon funded the development costs for the respiratory compounds delivered by Premaire. In September 2001, we amended our 1998 agreement with Zambon whereby we regained the rights to the Premaire previously granted to Zambon. As part of the amended agreement, Zambon provided a low-interest, $2.5 million loan to us to progress the development of the Premaire respiratory program. Upon commercialization, Zambon will be entitled to certain royalties on payments received by us for albuterol, ipratropium and cromolyn sales for specified periods.

As part of a strategic alliance with Elan, we are developing therapies for non-respiratory diseases to be delivered to the lungs using both Tempo and Premaire. In 1998, the systemic applications of Premaire and Tempo were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), one of our wholly owned subsidiaries. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. We retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the Tempo technology and the two Elan technologies.

In addition to the above alliance with Elan, in 1999, we and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), to develop certain inhaled steroid products to treat respiratory diseases using Elan's NanoCrystal technology. Currently, RSD is developing a solution-based unit-dose-packaged steroid formulation for delivery using a conventional tabletop nebulizer, and a solution-based steroid formulation for delivery using the Premaire.

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represent revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of Premaire. Contract research revenues for the second quarter of 2002 and 2001 were $5,000 and $688,348, respectively. For the first six months of 2002 and 2001, contract research revenues were $5,000 and $869,095, respectively. The decrease for both the second quarter and first half of 2002 was due to no longer performing development work for Zambon as a result of our regaining the Premaire respiratory rights in the third quarter of 2001. Costs of contract research revenue approximated such revenues in 2001 and were included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, on part, in obtaining additional collaborative agreements and upon the success of current clinical studies.

Our ability to generate material revenues is contingent on the successful commercialization of our technologies and other technologies and products that we may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $1.6 million and $1.9 million for the second quarter of 2002 and 2001, respectively. The decrease of $.3 million for the second quarter of 2002 was primarily due to lower design and development costs associated with finalizing the to-be-marketed Premaire device in December 2001 ($.4 million), higher development expenses in the second quarter of 2001 related to the anticipation of a Phase I trial of RSD's unit dose product ($.3 million), lower Tempo development costs resulting from finalizing the industrialization of the device in the first half of 2002 for Phase I and II trials and reduced formulation work on certain respiratory products ($.3 million), and lower new product development in the area of polypeptides ($.1 million). These decreases were partially offset by higher expenses related to formulation work on the Tempo dyhydroergotamine ("DHE") product ($.8 million). For the six months ended June 30, 2002 and 2001, R&D costs were $2.8 million and $3.0 million, respectively. The decrease of $.2 million was primarily due to lower design and development costs associated with finalizing the to-be-marketed Premaire device in December 2001 ($.4 million), lower expenses related to formulation work on certain Tempo respiratory products ($.3 million), lower Tempo development costs resulting from industrialization of the device in the first half of 2002 for Phase I and II trials ($.1 million), higher development expenses in the second quarter of 2001 related to the anticipation of a Phase I trial of RSD's unit dose product ($.1 million), and lower product development work in the area of polypeptides ($.1 million). These decreases were partially offset by higher expenses related to formulation work on the Tempo DHE product ($.8 million) and Premaire steroid product ($.1 million).

         The following details the status of each of our development programs as of June 30, 2002:

         Premaire Respiratory Program:

         As a result of our regaining from Zambon the rights to the respiratory applications to the Premaire in September 2001, the sponsorship of the Premaire respiratory development programs was transferred to us from Zambon with the Food and Drug Administration ("FDA") being notified accordingly. In the fourth quarter of 2001, we reviewed all of the development work completed-to-date, identifying a number of deficiencies in the Zambon development program. To address these issues, we made a number of internal management changes and moved the program to a group of highly experienced pulmonary clinical and regulatory experts. The Premaire device is currently in a to-be-marketed form and fully industrialized. As of June 30, 2002, we had spent $3.6 million on developing the respiratory products discussed below.

         Our strategy is to out license the U.S. rights to the Premaire respiratory products to a third party which we anticipate concluding in 2003. As a result, we estimate a U.S. commercial launch of our first products in Premaire to occur in the last half of 2005 or first half of 2006. Subject to obtaining additional financing from debt and/or equity placements, we intend to fund the continued development work for the Premaire respiratory products up through the period of outlicensing, currently estimated at approximately $10 million, after which time it is anticipated that the licensee would assume funding responsibility for further development work.

                  Albuterol Sulfate. Zambon initiated a Phase II clinical trial in December 1999 that compared the Premaire-albuterol sulfate to a conventional albuterol-pMDI. Findings from Phase II studies indicated that Premaire-albuterol and pMDI-albuterol were comparable in improving lung function in the 24 adult patients. An end of Phase II meeting was held in February 2002 with the FDA where the results of the development activities-to-date, specifically the results of the Phase II trial, were reviewed. We are currently reviewing the FDA's comments and recommendations, integrating the information into the plans for the Phase III trial and NDA submission. Subject to obtaining additional funding by the end of 2002, we anticipate to begin pivotal clinical trials for the albuterol sulfate program at the beginning of 2003.

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

                  Ipratropium Bromide. Zambon initiated a Phase I/II clinical trial in Europe in January 2000 assessing the safety and efficacy compared to a commercially available ipratropium bromide product delivered by a pMDI and placebo in patients with chronic obstructive pulmonary disease ("COPD"). The results of the study indicated that both Premaire-ipratropium bromide and pMDI-ipratropium were tolerated and improved lung function in the COPD patients. An IND was filed by Zambon with the FDA in May 2000. During 2001, the IND was transferred to the us. We do not intend to further develop this product on our own as the program has progressed to the point where a potential licensing partner would be in a position to take the product into clinical studies.

                  Sodium Cromoglycate. An IND was filed by Zambon with the FDA in July 2000. No further development work is anticipated to be completed on this product as the projected market opportunity for sodium cromoglycate is currently deemed too small to justify further progression.

         Premaire Systemic Program:

         Through our development alliance with Elan and SPD, we evaluated certain drugs for systemic treatment by pulmonary delivery through Premaire. By identifying a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain, the first drug to be tested for delivery in Premaire was morphine. In July 1999, we completed a gamma scintigraphy/pharmacokinetic trial comparing morphine delivered using the Premaire to subcutaneous injection. The Premaire demonstrated good pulmonary deposition and very rapid absorption, more rapid peak blood levels vs. subcutaneous injection and low oral and throat deposition. As part of the development alliance with Elan, Elan has the first right of refusal on the development of any product developed by the joint venture. Elan has chosen not to license this product from the joint venture. As such, the joint venture continues to seek to attract a partner for the continued development and commercialization of this product. We have spent $.4 million to date to develop this product and do not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         Tempo Respiratory Program:

         In September 2000, we completed a pilot study using the Tempo to deliver an undisclosed, patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by Tempo compared to the distribution of this same drug delivered through a commercially available pMDI in 12 healthy volunteers. Results of this study demonstrated that Tempo significantly increased drug deposition in all regions of the lung. Tempo delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. As of June 30,

         2002, we had incurred approximately $.9 million to-date on this study. We are using the results of this study as a basis for conducting discussions for feasibility work and/or clinical studies with potential collaboration partners.

         Tempo Systemic Program:

         The development of systemic drugs using Tempo is being conducted as part of our alliance with Elan. The initial product developed was targeted to address migraine headaches. We utilized ergotamine tartrate as a proof-of-principle product. In December 1999, we completed a gamma scintigraphy/pharmacokinetic trial comparing the Tempo to a conventional pMDI. The trial showed successful delivery of the drug to all regions of lung with significantly reduced mouth and throat deposition, and rapid drug absorption. As part of the development alliance with Elan, Elan has the first right of refusal on the development of any product developed by the joint venture. Elan has chosen not to license this product from the joint venture. As such, the joint venture continues to seek to attract a partner for the continued development and commercialization of this product. As of June 30, 2002, we had spent $1.0 million to date to develop this product and do not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         As a result of the work performed on the ergotamine product noted above, in April 2002, we announced the initiation of a pulmonary migraine therapy program with Inhale Therapeutic Systems ("Inhale"), a world-renowned expert in particle design. We will combine Inhale's supercritical fluid technology with our proprietary drug delivery technologies to develop a systemically acting DHE administered through the pulmonary route. We plan to study DHE in sub-categories of migraine where DHE administered by injection is often used to relieve migraine symptoms. These sub-categories are the more serious forms of migraine and often require either hospitalization or treatment in pain or headache clinics. Under the terms of the agreement, Inhale will supply the particle engineering technology and receive R&D funding, milestone payments, and royalties upon commercialization. We are responsible for all other aspects of clinical development and marketing of the product. As part of this agreement, Inhale will produce DHE particles using Good Manufacturing Practices ("GMP") for clinical development and commercial sale. The treatment of migraine represents a worldwide prescription market estimated at approximately $2.4 billion. As of June 30, 2002, we had incurred-to-date approximately $1.0 million related to this project. Future costs related to this project are dependent upon, among other factors, the timing of securing a development partner. Subject to obtaining additional financing from debt and/or equity placements, we estimate incurring approximately $2.0 million in 2002 related to the development of the DHE project.

         Unit Dose Nebulizer Program:

         As part of an alliance with Elan, RSD is developing a product for inhalation delivery in a standard commercial tabletop device using the steroid budesonide, formulated using the NanoCrystal technology. A Phase I, double-blind safety and pharmacokinetic study of nebulized nanobudesonide in 16 healthy volunteers was satisfactorily completed at Thomas Jefferson University Hospital in February 2002. This study compared single doses of Pulmicort Respules ("Pulmicort"), our proprietary nanobudesonide in two different single dose strengths and placebo. The study resulted in no significant adverse events with either of our dosage strengths or the Pulmicort reference drug. Data from the study is currently undergoing final data and statistical analysis. After such data has been analyzed, we plan on initiating discussions with potential partners regarding the outlicensing of this opportunity. As of June 30, 2002, we incurred-to-date approximately $2.8 million on this project. We intend to fund the continued development work for this program up through the period of outlicensing, currently estimated at approximately $.7 million, after which time it is anticipated that the licensee would assume funding responsibility for further development work. Our additional funding of this program will be through the sale of our remaining $1.0 million of Series E Preferred Stock committed to be purchased by Elan.

General and Administrative

General and administrative expenses were $1.4 million for the second quarter of 2002 as compared to $1.1 million for the second quarter of 2001. The increase of $.3 million from 2001 was primarily due to higher severance-related costs and ongoing benefit coverage associated with the resignation of the Chief Executive Officer effective April 30, 2002. For the six months ended June 30, 2002 and 2001, general and administrative expenses were $3.4 million and $1.9 million, respectively. The increase of $1.5 million from 2001 was primarily due to higher consulting costs, legal fees and severance-related costs. The higher consulting costs and legal fees were associated with expanded business development, and merger and acquisition activities in the area of licensing and partnering of our delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies ($.7 million). The severance costs were associated with the resignation of three executive officers in 2002 and include costs incurred pursuant to their respective separation agreements for severance payments and ongoing benefit coverage ($.6 million) and modification of the terms of certain stock options ($.2 million).

Interest

Interest income was $4,356 and $22,382 for the second quarter of 2002 and 2001, respectively, and $7,018 and $50,765 for the first six months of 2002 and 2001, respectively. The decrease in interest income for both the second quarter and first six months of 2002 was primarily due to less cash available for investment and lower yields on those investments.

Interest expense was $180,926 and $51,398 for the second quarter of 2002 and 2001, respectively, and $330,757 and $109,247 for the first half of 2002 and 2001, respectively. The increase for both the second quarter and first six months of 2002 resulted primarily from interest associated with the borrowings on the August 2001 Note Purchase Agreement with Elan Pharma. The borrowings totaled $4 million as of January 1, 2002 and $5 million as of April 5, 2002; no borrowings were outstanding for the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At both June 30, 2002 and December 31, 2001, we had $.9 million in cash and cash equivalents. The comparable cash balances between periods reflect the receipt of $1.0 million from the issuance of 1,000 shares of our Series E Cumulative Convertible Preferred Stock, $1.5 million from the proceeds of a secured loan from Zambon, $1.0 million from the proceeds of an unsecured promissory note from Elan Pharma, and $1.0 million in proceeds from the exercise of a portion of a common stock warrant by Elan International Services, Ltd., offset by cash disbursements of $4.5 million used primarily to fund operating activities.

Cash available for funding our operations as of June 30, 2002 was $.9 million. As of such date, we had trade payables and accrued liabilities of $2.6 million, and current research obligations of $.2 million. In addition, committed and/or anticipated funding of research and development after June 30, 2002 is estimated at approximately $.3 million, of which $.1 million has been committed to be funded by Elan through the issuance of our Series E cumulative convertible preferred stock, which funds are required to be used by the Company to fund its portion of RSD's operating and development costs. As of August 12, 2002, we had cash and equivalents of approximately $.5 million, of which $.2 million is committed to fund our portion of RSD's expenditures. In addition, through the sale of our Series E Preferred Stock, we have available $1.0 million to fund our portion of future RSD expenditures. As of such date, we had trade payable and accrued liabilities of approximately 2.8 million. In an effort to trim our short-term costs, we recently decreased our total headcount by 27% by reducing our administrative headcount. In addition, we have reduced all R&D expenditures not specifically related to the Tempo DHE, unit dose nebulizer, Premaire and certain Tempo respiratory programs. We may consider future cost reductions by curtailing these development programs, as well as other administrative and R&D headcount reductions.

Because we do not expect to generate significant cash flows from operations for at least the next few years, we will require additional funds to meet our current obligations and future costs. In an effort to meet both our short- and long-term capital requirements, we are currently evaluating various financing alternatives including private offerings of our securities, debt financings, and collaboration and licensing arrangements with other companies. There can be no assurance that we will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to us, if at all. Our development programs may be curtailed if future financings are not completed.

On April 5, 2002, Elan International Services, Ltd. exercised a portion of a warrant that it had received in June 1998 as part of a strategic alliance with us and purchased 495,000 shares of our common stock at $2.00 per share. We received approximately $1.0 million in proceeds as a result of the exercise of a portion of this warrant.

On August 14, 2001, we entered into a Note Purchase Agreement ("Agreement") with Elan Pharma, pursuant to which Elan Pharma agreed to lend us up to $4 million. On April 4, 2002, we amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, we received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by our $5 million unsecured promissory note that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at June 30, 2002, have been classified in our balance sheet as long-term debt.

In September 2001, in connection with the amendment of our 1998 agreement with Zambon, we entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend us $2.5 million. We received $1.0 million upon signing of the Loan Agreement, $1.0 million on January 2, 2002 and $.5 million on April 5, 2002. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by us upon our execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. On October 17, 2001, as part of the amendment of its 1998 agreement with Zambon, we repurchased from Zambon, 214,997 shares of common stock for $3.0233 per share ("Repurchase Price"). In addition, we received an option, expiring December 31, 2002, to repurchase the remaining shares of our common stock held by Zambon at the Repurchase Price. In the event we complete a sublicense for the North American rights or a sublicense for the non-North American rights to certain Premaire respiratory products prior to December 31, 2002, we will repurchase from Zambon 882,051 shares of our common stock on each of the events.

In October 1999, as part of a licensing agreement with Elan, we received gross proceeds of $17,015,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, we made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4.0 million of our Series E Preferred Stock, of which $1.0 million of such commitment remains outstanding. The proceeds from the Series E Preferred Stock will be utilized by us to fund our portion of RSD's operating and development costs.

In May 1999, in conjunction with the completion of its Phase I/II Premaire-albuterol trial, Zambon provided us with a $1.0 million interest-free advance against future milestone payments. In January 2001, we received an additional $1.0 million interest-free milestone advance resulting from the demonstration of the technical feasibility of delivering an inhaled steroid formulation in Premaire. The proceeds from these advances are not restricted as to their use by us. As part of the amendment of its 1998 agreement with Zambon, the terms of the milestone advances were modified in that we shall repay $1.0 million of the advance milestone payments upon the earlier of December 31, 2003, or upon the first regulatory approval for either albuterol or an inhaled steroid delivered in the Premaire. The remaining $1.0 million advance shall be repaid by us on the earlier of December 31, 2005, or the regulatory approval of the second product (albuterol or an inhaled steroid) delivered in the Premaire. Due to the modification in the repayment terms, the advances have been reclassified in our balance sheet as long-term debt.

CERTAIN RISK FACTOR THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

The following are some of the factors that could affect the Company's future results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

We have experienced significant operating losses throughout our history and expect these losses to continue for the foreseeable future.

Our operations to date have consumed substantial amounts of cash and we have generated to date only limited revenues from contract research and licensing activities. We have incurred approximately $96.6 million of operating losses since our inception, including $6.1 million during the six months ended June 30, 2002. Our operating losses and negative cash flow from operations are expected to continue in the foreseeable future. The Company expects that it will continue to have a high level of operating expenses, negative cash flow from operations and will be required to make significant up-front expenditures in connection with its product development activities. As a result, we anticipate additional operating losses for the remainder of 2002 and that such losses will continue thereafter until such time, if ever, as we are able to generate sufficient revenues to sustain our operations. The independent auditors' report dated February 12, 2002, on our consolidated financial statements for the year ended December 31, 2001 stated that we have incurred recurring operating losses and have a working capital deficiency and that these conditions raise substantial doubt about our ability to continue as a going concern.

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

We are currently seeking such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, stockholders may be further diluted and such equity securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize. If adequate funds are not available from operations or additional sources of funding, our business will suffer a material adverse effect.

If our common stock is delisted from the American Stock Exchange, the price of our common stock and its liquidity could decline.

Our common stock is listed for trading on the American Stock Exchange, or AMEX, under the symbol "SHM". We do not satisfy AMEX standards for continued listing, including a standard that a listed company that has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, have stockholders' equity of at least $6,000,000. We had a net capital deficiency of $13.1 million at June 30, 2002. We have been requested by the AMEX to submit a plan advising the AMEX of the action we will take that will bring us into compliance with continued listing standards. If this plan is accepted by the AMEX, we will be able to continue our listing pursuant to an extension, and subject to periodic reviews to determine whether we are progressing consistent with the plan. There can be no assurance that the plan will be accepted by the AMEX, or that we will be able to meet the objectives outlined in the plan, both of which may result in the AMEX initiating delisting procedures. If our common stock were delisted from AMEX, trading of our common stock, if any, would thereafter likely be conducted in the over-the-counter market, unless we were able to list our common stock on The Nasdaq Stock Market or another national securities exchange, which cannot be assured. If our common stock were to trade in the over-the-counter market it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, it may become more difficult for us to raise funds through the sale of our securities.

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

As of June 30, 2002, we had reserved approximately 5,433,206 shares of our common stock for issuance upon exercise of outstanding options and warrants convertible into shares of our common stock, including by our officers and directors. In addition, as of June 30, 2002, we had $2,000,000 principal amount of a convertible promissory note, 15,229 shares of our Series C preferred stock, 14,287 shares of our Series D preferred stock, 3,231 shares of our Series E preferred stock and 5,000 shares of our Series F preferred stock outstanding. Our Series C, D, E and F preferred stock are convertible into 10,800,709 shares, 2,939,712 shares, 830,591 shares and 1,470,588 shares, respectively, of common stock. The convertible promissory note, including accrued interest is convertible into 1,534,052 shares of common stock. The exercise of options and outstanding warrants, the conversion of such other securities and sales of common stock issuable thereunder could have a significant dilutive effect on the market price of our common stock and could materially impair our ability to raise capital through the future sale of our equity securities.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

            The Company has no material market risk exposure.

PART II:    OTHER INFORMATION

Item 2.     Changes in Securities

            The following unregistered securities were issued by the Company during the quarter ended June 30, 2002:

   Date of                Description              Number             Aggregate
Sale/Issuance        of Securities Issued         of Shares         Offering Price
-------------        --------------------         ---------         --------------
 March 2002        Series E Preferred Stock         1,000             $1,000,000

            Each share of these securities is generally convertible prior to September 30, 2006 and into the number of shares of common stock determined by multiplying the number of shares by $1,000, and dividing by $3.89. The issuance of these securities is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 4.     Submission of Matters to a Vote of Security Holders

            An annual Meeting of Stockholders was held on June 12, 2002. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by Stockholders and the number of votes cast at the Annual Meeting.

(a)         Election of members of the Board of Directors.

                                                                          Broker Non-Votes
     Name                 Voted for    Voted Against    Votes Withheld    and Abstentions
     ----                 ---------    -------------    --------------    ---------------
John M. Bailey            27,513,177         --           1,161,922              --
Thomas M. Fitzgerald      27,292,966         --           1,382,103              --
Digby W. Barrios          27,512,677         --           1,162,422              --
Todd C. Davis             27,513,677         --           1,161,422              --
Andrew J. Ferrara         27,510,677         --           1,164,422              --
Allan M. Fox              27,511,677         --           1,163,422              --

            In accordance with Section 121 of the Amex Company Guide (the "Guide"), the Amex requires that the Audit Committee (the "Committee") be comprised solely of independent directors. Todd C. Davis, an affiliate of the Company as defined by the Guide, serves as a member of the Committee under an exception as provided by the Guide. The Board of Directors has determined that it is in the best interest of the Company and its shareholders for Mr. Davis to serve on the Committee for the following reasons: (1) the remaining four Committee members are independent as defined by the Amex, (2) Mr. Davis's financial experience and expertise are important to matters brought forth to the Audit Committee, (3) Mr. Davis does not control a majority of the votes on the Audit Committee and (4) the Board has required, and Mr. Davis has agreed, to abstain from voting on any issues that may be considered in conflict with his current or past affiliations.

(b) Amendment to the Company's 1993 Stock Option Plan to increase the aggregate number of shares of Common Stock reserved for issuance pursuant to the exercise of options granted thereunder from 4,000,000 shares to 5,000,000 shares.

            Voted For:                23,691,837
            Voted Against:             4,919,402
            Votes Abstained:              63,860
            Broker Non-Votes:                 --

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

            10.40 Separation Agreement dated as of April 26, 2002 between the Company and Loren G. Peterson.

                  (b) Reports on Form 8-K

                  A current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2002 to announce the filing of a press release under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SHEFFIELD PHARMACEUTICALS, INC.

Dated:  August 14, 2002             /s/ Thomas M. Fitzgerald
                                    ------------------------
                                    Thomas M. Fitzgerald
                                    President & Chief Executive Officer

Dated:  August 14, 2002             /s/ Scott A. Hoffmann
                                    ---------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)