Form 10-Q
period 2002-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 2002-11-15
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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


The number of shares outstanding of the Registrant's Common Stock is 29,563,712 shares as of November 14, 2002.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002

                                Table of Contents


                                                                                        Page
                                                                                        ----
                                     PART I

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2002
   and December 31, 2001.................................................................3

Consolidated Statements of Operations
  for the three and nine months ended September 30, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to September 30, 2002 ....................................4

Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency) for the period from October 17, 1986
  (inception) to September 30, 2002 .....................................................5

Consolidated Statements of Cash Flows
  for the nine months ended September 30, 2002 and 2001 and for the period from
  October 17, 1986 (inception) to September 30, 2002.....................................6

Notes to Consolidated Financial Statements ..............................................7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................19

Item 4.  Controls and Procedures.........................................................19



                                     PART II


Item 1.  Legal Proceedings...............................................................19

Item 6.  Exhibits and Reports on Form 8-K................................................20

Signatures...............................................................................21

Certifications...........................................................................22

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,    December 31,
                                                                                             2002             2001
                                                                                         -------------    -------------
                                                                                          (unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents ........................................................   $     348,137    $     859,298
    Clinical supplies ................................................................         499,422          427,550
    Prepaid expenses and other current assets ........................................         215,867           86,080
                                                                                         -------------    -------------
       Total current assets ..........................................................       1,063,426        1,372,928
                                                                                         -------------    -------------

Property and equipment:
    Laboratory equipment .............................................................         462,949          431,920
    Office equipment .................................................................         245,019          245,019
    Leasehold improvements ...........................................................          25,309           25,309
                                                                                         -------------    -------------
       Total at cost .................................................................         733,277          702,248
    Less accumulated depreciation and amortization ...................................        (460,717)        (355,014)
                                                                                         -------------    -------------

       Property and equipment, net ...................................................         272,560          347,234
                                                                                         -------------    -------------

Patent costs, net of accumulated amortization of $31,862 and $20,216, respectively ...         426,317          308,203
Other assets .........................................................................          27,913           27,913
                                                                                         -------------    -------------
    Total assets .....................................................................   $   1,790,216    $   2,056,278
                                                                                         =============    =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable .................................................................   $   2,354,989    $     856,216
    Accrued liabilities ..............................................................         416,554          441,778
    Sponsored research payable .......................................................         235,757          235,757
    Note payable .....................................................................         475,000        4,000,000
                                                                                         -------------    -------------
       Total current liabilities .....................................................       3,482,300        5,533,751

Convertible promissory note ..........................................................       2,000,000        2,000,000
Long-term debt .......................................................................       9,500,000        3,000,000
Other long-term liabilities ..........................................................       1,200,484          608,803
Commitments and contingencies ........................................................              --               --
                                                                                         -------------    -------------
    Total liabilities ................................................................      16,182,784       11,142,554

Minority interest in subsidiary ......................................................              --               --

Stockholders' equity (net capital deficiency):
    Preferred stock, $.01 par value, authorized 3,000,0000 shares:
       Series C cumulative convertible preferred stock, authorized 23,000 shares; issued and outstanding 15,501 and 14,708 shares at September 30,
         2002 and December 31, 2001, respectively ....................................             155              147
       Series D cumulative convertible exchangeable preferred stock, authorized
         21,000 shares; issued and outstanding 14,287 and 13,799 shares at
         September 30, 2002 and December 31, 2001, respectively ......................             143              138
       Series E cumulative convertible non-exchangeable preferred stock, authorized 9,000 shares; issued and outstanding 3,231 and 2,124 shares at
         September 30, 2002 and December 31, 2001, respectively ......................              32               21
       Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000 shares issued and outstanding at September 30, 2002
         and December 31, 2001 .......................................................              50               50
    Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 29,563,712 and 29,001,602 shares at September 30, 2002
         and December 31, 2001, respectively .........................................         295,637          290,016
      Additional paid-in capital .....................................................      86,811,679       83,120,316
      Other comprehensive income .....................................................              --               --
      Deficit accumulated during development stage ...................................    (101,500,264)     (92,496,964)
                                                                                         -------------    -------------
                    Total stockholders' equity (net capital deficiency) ..............     (14,392,568)      (9,086,276)
                                                                                         -------------    -------------

Total liabilities and stockholders' equity (net capital deficiency) ..................   $   1,790,216    $   2,056,278
                                                                                         =============    =============

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2002
                and 2001 and for the Period from October 17, 1986
                        (inception) to September 30, 2002
                                   (Unaudited)




                                                   Three Months Ended                    Nine Months Ended         October 17, 1986
                                                     September 30,                         September 30,            (inception) to
                                               ------------------------------    ------------------------------     September 30,
                                                   2002             2001             2002             2001               2002
                                               -------------    -------------    -------------    -------------    ---------------
Revenues:
  Contract research revenue ................   $          --    $          --    $       5,000    $     869,095    $     1,775,045
  Sublicense revenue .......................              --               --            5,000            5,000          1,375,000
                                               -------------    -------------    -------------    -------------    ---------------

     Total revenues ........................              --               --           10,000          874,095          3,150,045

Expenses:
  Acquisition of research and develop-
   ment in-process technology ..............              --               --               --               --         29,975,000
  Research and development .................         531,104        1,686,046        3,307,030        4,666,181         38,079,585
  General and administrative ...............         607,769        1,031,562        3,989,169        2,909,362         32,875,915
                                               -------------    -------------    -------------    -------------    ---------------

     Total expenses ........................       1,138,873        2,717,608        7,296,199        7,575,543        100,930,500
                                               -------------    -------------    -------------    -------------    ---------------

Loss from operations .......................      (1,138,873)      (2,717,608)      (7,286,199)      (6,701,448)       (97,780,455)

Interest income ............................             883            4,362            7,901           55,127            797,288
Interest expense ...........................        (195,949)         (95,039)        (526,706)        (204,286)        (1,600,276)
Realized gain (loss) on sale of
   marketable securities ...................              --           79,706               --           79,706             (5,580)
Minority interest in loss of subsidiary ....          31,207          135,758          191,793          318,260          3,710,486
                                               -------------    -------------    -------------    -------------    ---------------

Net loss ...................................   $  (1,302,732)   $  (2,592,821)   $  (7,613,211)   $ (6,452,641)    $ (94,878,537)
                                               =============    =============    =============    =============    ===============

Preferred stock dividends ..................        (602,321)        (539,465)      (1,743,898)      (1,532,193)        (7,473,418)
Accretion of mandatorily redeemable
  preferred stock ..........................              --               --               --               --           (103,400)
                                               -------------    -------------    -------------    -------------    ---------------

Net loss - attributable to common shares ...   $  (1,905,053)   $  (3,132,286)   $  (9,357,109)   $  (7,984,834)   $  (102,455,355)
                                               =============    =============    =============    =============    ===============

Weighted average common shares
  outstanding-basic and diluted ............      29,563,712       29,052,998       29,378,534       28,949,802         11,499,681
                                               =============    =============    =============    =============    ===============

Net loss per share of common stock -
  basic and diluted ........................   $       (0.06)   $       (0.11)   $       (0.32)   $       (0.28)   $         (8.91)
                                               =============    =============    =============    =============    ===============


                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
     For the Period from October 17, 1986 (Inception) to September 30, 2002
                                   (Unaudited)

                                                                                                  Notes
                                                                                              receivable in
                                                                                                connection          Additional
                                                           Preferred           Common          with sale of          paid-in
                                                             stock              Stock             stock              capital
                                                         ---------------   ---------------    ---------------    ---------------

Balance at October 17, 1986 ..........................   $            --   $            --    $            --    $            --
   Common stock issued ...............................                --        11,484,953            100,000         30,539,185
   Reincorporation in Delaware at $.01 par value .....                --       (11,220,369)                --         11,220,369
   Common stock subscribed ...........................                --                --           (110,000)                --
   Common stock issued ...............................                --             2,504             10,000             89,059
   Common stock options and warrants issued ..........                --                --                 --            444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C .......                --             6,000                 --          1,644,000
   Common stock options extended .....................                --                --                 --            215,188
   Accretion of issuance costs for Series A
       preferred stock ...............................                --                --                 --                 --
   Series C preferred stock issued ...................               115                --                 --         11,499,885
   Series C preferred stock dividends ................                13                --                 --          1,279,987
   Series D preferred stock issued ...................               120                --                 --         12,014,880
   Series F preferred stock issued ...................                50                --                 --          4,691,255
   Comprehensive income (loss):
       Unrealized gain on marketable securities ......                --                --                 --                 --
       Net loss ......................................                --                --                 --                 --
       Comprehensive loss ............................                --                --                 --                 --
                                                         ---------------   ---------------    ---------------    ---------------
Balance at December 31, 1999 .........................               298           273,088                 --         73,638,128
   Common stock issued ...............................                --            15,738                 --          3,796,072
   Repurchase and retirement of common stock .........                --              (910)                --           (312,279)
   Series C preferred stock dividends ................                 9                --                 --            931,991
   Series D preferred stock dividends ................                 9                --                 --            854,991
   Series E preferred stock issued ...................                10                --                 --            999,990
   Series E preferred stock dividends ................                --                --                 --              4,000
   Common stock warrants issued ......................                --                --                 --            195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities ......                --                --                 --                 --
       Net loss ......................................                --                --                 --                 --
       Comprehensive loss ............................                --                --                 --                 --
                                                         ---------------   ---------------    ---------------    ---------------
Balance at December 31, 2000 .........................               326           287,916                 --         80,108,095
   Common stock issued ...............................                --             4,251                 --            481,201
   Repurchase and retirement of common stock .........                --            (2,151)                --           (640,691)
   Series C preferred stock dividends ................                10                --                 --            995,990
   Series D preferred stock dividends ................                 9                --                 --            928,991
   Series E preferred stock issued ...................                10                --                 --            999,990
   Series E preferred stock dividends ................                 1                --                 --            119,999
   Common stock warrants issued ......................                --                --                 --            126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities ......                --                --                 --                 --
       Net loss ......................................                --                --                 --                 --
       Comprehensive loss ............................                --                --                 --                 --
------------------------------------------------------   ---------------   ---------------    ---------------    ---------------
Balance December 31, 2001 ............................               356           290,016                 --         83,120,316
   Common stock issued ...............................                --             5,621                 --          1,001,379
   Series C preferred stock dividends ................                 8                --                 --            792,992
   Series D preferred stock dividends ................                 5                --                 --            487,995
   Series E preferred stock issued ...................                10                --                 --            999,990
   Series E preferred stock dividends ................                 1                --                 --            106,999
   Common stock warrants issued ......................                --                --                 --            302,008
   Net loss ..........................................                --                --                 --                 --
                                                         ---------------   ---------------    ---------------    ---------------
Balance September 30, 2002 ...........................   $           380   $       295,637    $            --    $    86,811,679
                                                         ===============   ===============    ===============    ===============




                                                                                 Deficit              Total
                                                               Other           accumulated         stockholders'
                                                           comprehensive          during           equity (net
                                                               income           development           capital
                                                               (loss)              stage            deficiency)
                                                           ---------------    ---------------    ---------------

Balance at October 17, 1986 ..........................     $            --    $            --    $            --
   Common stock issued ...............................                  --                 --         42,124,138
   Reincorporation in Delaware at $.01 par value .....                  --                 --                 --
   Common stock subscribed ...........................                  --                 --           (110,000)
   Common stock issued ...............................                  --                 --            101,563
   Common stock options and warrants issued ..........                  --                 --            444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C .......                  --                 --          1,650,000
   Common stock options extended .....................                  --                 --            215,188
   Accretion of issuance costs for Series A
       preferred stock ...............................                  --           (103,400)          (103,400)
   Series C preferred stock issued ...................                  --                 --         11,500,000
   Series C preferred stock dividends ................                  --         (1,283,389)            (3,389)
   Series D preferred stock issued ...................                  --                 --         12,015,000
   Series F preferred stock issued ...................                  --                 --          4,691,305
   Comprehensive income (loss):
       Unrealized gain on marketable securities ......             169,387                 --                 --
       Net loss ......................................                  --        (72,023,039)                --
       Comprehensive loss ............................                  --                 --        (71,853,652)
                                                           ---------------    ---------------    ---------------
Balance at December 31, 1999 .........................             169,387        (73,409,828)           671,073
   Common stock issued ...............................                  --                 --          3,811,810
   Repurchase and retirement of common stock .........                  --                 --           (313,189)
   Series C preferred stock dividends ................                  --           (934,045)            (2,045)
   Series D preferred stock dividends ................                  --           (855,750)              (750)
   Series E preferred stock issued ...................                  --                 --          1,000,000
   Series E preferred stock dividends ................                  --             (4,750)              (750)
   Common stock warrants issued ......................                  --                 --            195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities ......             (11,920)                --                 --
       Net loss ......................................                  --         (5,763,151)                --
       Comprehensive loss ............................                  --                 --         (5,775,071)
                                                           ---------------    ---------------    ---------------
Balance at December 31, 2000 .........................             157,467        (80,967,524)          (413,720)
   Common stock issued ...............................                  --                 --            485,452
   Repurchase and retirement of common stock .........                  --                 --           (642,842)
   Series C preferred stock dividends ................                  --           (999,278)            (3,278)
   Series D preferred stock dividends ................                  --           (929,603)              (603)
   Series E preferred stock issued ...................                  --                 --          1,000,000
   Series E preferred stock dividends ................                  --           (121,422)            (1,422)
   Common stock warrants issued ......................                  --                 --            126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities ......            (157,467)                --                 --
       Net loss ......................................                  --         (9,479,137)                --
       Comprehensive loss ............................                  --                 --         (9,636,604)
------------------------------------------------------      --------------     ---------------    ---------------
Balance December 31, 2001 ............................                  --        (92,496,964)        (9,086,276)
   Common stock issued ...............................                  --                 --          1,007,000
   Series C preferred stock dividends ................                  --           (794,616)            (1,616)
   Series D preferred stock dividends ................                  --           (488,331)              (331)
   Series E preferred stock issued ...................                  --                 --          1,000,000
   Series E preferred stock dividends ................                  --           (107,142)              (142)
   Common stock warrants issued ......................                  --                 --            302,008
   Net loss ..........................................                  --         (7,613,211)        (7,613,211)
                                                           ---------------    ---------------    ---------------
Balance September 30, 2002 ...........................     $            --    $  (101,500,264)   $   (14,392,568)
                                                           ===============    ===============    ===============





                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 2002 and 2001 and for the Period
             from October 17, 1986 (inception) to September 30, 2002
                                   (Unaudited)

                                                                                                             October 17,
                                                                            Nine Months Ended                   1986
                                                                               September 30,               (inception) to
                                                                    ----------------------------------      September 30,
                                                                          2002               2001               2002
                                                                    ---------------    ---------------    ---------------
Cash outflows from operating activities:
    Net loss ....................................................   $    (7,613,211)   $    (6,452,641)   $   (94,878,537)
Adjustments to reconcile net loss to net cash used by
   development stage activities:
     Issuance of common stock, stock options/warrants for
     services ...................................................           302,008            126,741          3,121,376
     Depreciation and amortization ..............................           117,349             96,533            846,239
     Non-cash acquisition of research and development
     in-process technology ......................................                --                 --          1,650,000
     (Gain) loss on sale of marketable securities ...............                --            (79,706)             5,580
     (Increase) decrease in clinical supplies, prepaid
     expenses &  other current assets ...........................          (201,659)            18,224           (774,330)
     Decrease in milestone advance receivable ...................                --          1,000,000                 --
     Increase in other assets ...................................          (129,760)           (49,332)          (427,052)
     Increase in accounts payable and accrued liabilities .......         1,742,169             38,018          2,896,317
     Increase in sponsored research payable .....................                --                 --            812,827
     Other ......................................................           327,288           (149,043)           552,991
                                                                    ---------------    ---------------    ---------------
Net cash used by operating activities ...........................        (5,455,816)        (5,451,206)       (86,194,589)
                                                                    ---------------    ---------------    ---------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities ................                --            249,661            844,420
     Acquisition of laboratory and office equipment, and
         leasehold improvements .................................           (31,029)          (110,466)          (903,419)
     Other ......................................................                --                 --            (57,087)
                                                                    ---------------    ---------------    ---------------
Net cash provided (used) by investing activities ................           (31,029)           139,195           (116,086)
                                                                    ---------------    ---------------    ---------------

Cash flows from financing activities:
     Payments on debt and capital leases ........................            (6,316)            (5,471)          (856,352)
     Net proceeds from issuance of:
        Debt ....................................................         2,975,000          3,000,000         15,025,000
        Common stock ............................................                --                 --         23,433,660
        Preferred stock .........................................         1,000,000          1,000,000         35,741,117
     Proceeds from exercise of warrants/stock options ...........         1,007,000            393,683         14,770,358
     Repurchase and retirement of common stock ..................                --                 --           (956,031)
     Other ......................................................                --                 --           (500,024)
                                                                    ---------------    ---------------    ---------------
Net cash provided by financing activities .......................         4,975,684          4,388,212         86,657,728
                                                                    ---------------    ---------------    ---------------

Net (decrease) increase in cash and cash equivalents ............          (511,161)          (923,799)           347,053
Cash and cash equivalents at beginning of period ................           859,298          3,041,948              1,084
                                                                    ---------------    ---------------    ---------------
Cash and cash equivalents at end of period ......................   $       348,137    $     2,118,149    $       348,137
                                                                    ===============    ===============    ===============

Noncash investing and financing activities:
     Common stock, stock options/warrants issued for services ...   $       302,008    $       126,741    $     3,121,376
     Common stock redeemed in payment of notes receivable .......                --                 --             10,400
     Acquisition of research and development in-process
         technology .............................................                --                 --          1,655,216
     Common stock issued for intellectual property rights .......                --                 --            866,250
     Common stock issued to retire debt .........................                --                 --            600,000
     Common stock issued to redeem convertible securities .......                --                 --          5,353,368
     Securities acquired under sublicense agreement .............                --                 --            850,000
     Equipment acquired under capital lease .....................                --                 --            121,684
     Notes payable converted to common stock ....................                --                 --            749,976
     Stock dividends ............................................         1,390,090          1,239,000          6,881,764

Supplemental disclosure of cash flow information:
Interest paid ...................................................   $         1,514    $         1,560    $       287,834

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows at September 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

         The consolidated financial statements include the accounts of Sheffield Pharmaceuticals, Inc. and its wholly owned subsidiaries, Systemic Pulmonary Delivery, Ltd., Ion Pharmaceuticals, Inc., and CP Pharmaceuticals, Inc., and its 80.1% owned subsidiary, Respiratory Steroid Delivery, Ltd., ("RSD") and are herein referred to as "Sheffield" or the "Company." All significant intercompany transactions are eliminated in consolidation.

         The Company is focused on the development and commercialization of later stage pharmaceutical products that utilize the Company's unique proprietary pulmonary delivery technologies. The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts.

         The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing of rights to its technology, as well as through equity and debt offerings, to continue to operate its business. Unless the Company is able to raise significant capital ($1 million to $2.5 million) within the next 30-60 days, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. To meet this capital requirement, the Company is evaluating various financing alternatives including private offerings of its securities, debt financings, collaboration and licensing arrangements with other companies, and the sale of non-strategic assets and/or technologies to third parties. Should the Company be unable to meet its capital requirement through one or more of the above-mentioned financing alternatives, the Company may file for bankruptcy or similar protection under the 1978 Bankruptcy Code and the basis of presentation of the Company's financial statements will be adjusted to reflect a liquidation basis of accounting.

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

3.       NOTES PAYABLE

         On September 6, 2002, the Company entered into a $.5 million unsecured debt financing with certain shareholders of the Company. The promissory notes provide for interest at the rate of 7% per annum and mature on January 1, 2003.

         Upon maturity, the Company will repay principal and accrued interest on each note, and at the Company's discretion, either a premium of approximately 14% of the principal amount, or a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount each note. Any warrants to be issued under the notes would have an exercise price equal to $.60 per share, the closing price of the Company's common stock on the closing date of the notes. The outstanding principal balance of the promissory notes at September 30, 2002 was $.5 million.

4.       LONG-TERM DEBT

         On August 14, 2001, the Company entered into a Note Purchase Agreement ("Agreement") with Elan Pharma International Ltd. ("Elan Pharma"), pursuant to which Elan Pharma agreed to lend the Company up to $4 million. On April 4, 2002, the Company amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. The outstanding principal balance of the Agreement at September 30, 2002, and December 31, 2001, was $5 million and $4 million, respectively. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at September 30, 2002, have been classified in the Company's balance sheet as long-term debt.

         In September 2001, in connection with the amendment of its 1998 agreement with Zambon Group SpA ("Zambon"), the Company entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend the Company $2.5 million. The Company received $1.0 million upon signing of the Loan Agreement, $1.0 million on January 2, 2002 and $.5 million on April 5, 2002. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by the Company upon the Company's execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. The outstanding principal balance of the Loan Agreement at September 30, 2002, and December 31, 2001, was $2.5 million and $1.0 million, respectively.

5.       SUBSEQUENT EVENT

         On November 8, 2002 the Company entered into an agreement with Elan Pharma. Under the terms of the agreement, the Company received proceeds of $.5 million evidenced by an unsecured demand promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Also as part of the agreement, the parties terminated the 1999 license agreement for the Elan NanoCrystal technology made between Elan Pharma and RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield.

6.       RECLASSIFICATIONS

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

In 1998, the systemic applications of Premaire and Tempo were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), one of our wholly owned subsidiaries. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. We retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the Tempo technology and the two Elan technologies. On August 21, 2002 we ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, we will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. We have also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo.

In addition to the above alliance with Elan, in 1999, we and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), to develop certain inhaled steroid products to treat respiratory diseases using Elan's NanoCrystal technology. Currently, RSD is developing a solution-based unit-dose-packaged steroid formulation for delivery using a conventional tabletop nebulizer, and a solution-based steroid formulation for delivery using the Premaire. On November 8, 2002, as part of an agreement between Elan and RSD, the parties terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield.

RESULTS OF OPERATIONS

Revenue

Contract research revenues primarily represent revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of Premaire. There were no contract research revenues for the third quarter of 2002 and 2001. For the first nine months of 2002 and 2001, contract research revenues were $5,000 and $869,095, respectively. The decrease for the first nine months of 2002 was due to the Company no longer performing development work for Zambon as a result of our regaining the Premaire respiratory rights in the third quarter of 2001. Costs of contract research revenue approximated such revenues in 2001 and were included in research and development expenses. Future contract research revenues and expenses are anticipated to fluctuate depending, in part, on obtaining additional collaborative agreements and upon the success of current clinical studies.

Our ability to generate material revenues is contingent on the successful commercialization of our technologies and other technologies and products that we may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

Research and development ("R&D") expenses were $.5 million and $1.7 million for the third quarter of 2002 and 2001, respectively. The decrease of $1.2 million for the third quarter of 2002 was primarily due to lower Premaire development costs associated with finalizing the to-be-marketed device in December 2001 as well as reduced formulation work on the Premaire budesonide product ($.4 million), higher development expenses in the third quarter of 2001 related to the anticipation of a Phase I trial of RSD's unit dose product ($.4 million), lower Tempo development costs resulting from finalizing the industrialization of the device in the first half of 2002 for Phase I and II trials and reduced formulation work on certain respiratory products ($.2 million), lower new product development in the area of polypeptides ($.1 million) and reduced R&D administrative costs ($.1 million). For the nine months ended September 30, 2002 and 2001, R&D costs were $3.3 million and $4.7 million, respectively. The decrease of $1.4 million was primarily due to lower design and development costs associated with finalizing the to-be-marketed Premaire device in December 2001 ($.8 million), lower Tempo development costs resulting from finalizing the industrialization of the device in the first half of 2002 for Phase I and II trials and reduced formulation work on certain respiratory products ($.6 million), higher development expenses in the third quarter of 2001 related to the anticipation of a Phase I trial of RSD's unit dose product ($.5 million), and lower new product development work in the area of polypeptides ($.3 million). These decreases were partially offset by higher expenses related to formulation work on the Tempo dihydroergotamine ("DHE") product ($.8 million).

         The following details the status of each of our development programs as of September 30, 2002:

         Premaire Respiratory Program:

         As a result of our regaining from Zambon the rights to the respiratory applications to the Premaire in September 2001, the sponsorship of the Premaire respiratory development programs was transferred to us from Zambon with the Food and Drug Administration ("FDA") being notified accordingly. In the fourth quarter of 2001, we reviewed all of the development work completed-to-date, identifying a number of deficiencies in the Zambon development program. To address these issues, we made a number of internal management changes and moved the program to a group of highly experienced pulmonary clinical and regulatory experts. The Premaire device is currently in a to-be-marketed form and fully industrialized. As of September 30, 2002, we had spent $3.8 million on developing the respiratory products discussed below.

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

         Premaire Systemic Program:

         Through our development alliance with Elan and SPD formed in 1998, we evaluated certain drugs for systemic treatment by pulmonary delivery through Premaire. By identifying a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain, the first drug to be tested for delivery in Premaire was morphine. In July 1999, we completed a gamma scintigraphy/pharmacokinetic trial comparing morphine delivered using the Premaire to subcutaneous injection. The Premaire demonstrated good pulmonary deposition and very rapid absorption, more rapid peak blood levels vs. subcutaneous injection and low oral and throat deposition. As part of the development alliance with Elan, Elan had the first right of refusal on the development of any product developed by the joint venture. Elan chose not to license this product from the joint venture. In August 2002, we regained all intellectual property rights to the systemic applications of Premaire from SPD and ended the joint venture relationship with Elan. As such, we now continue to seek to attract a partner for the continued development and commercialization of this product. Upon commercialization, Elan will be entitled to certain royalties on payments received. We have spent $.4 million to date to develop this product and do not anticipate incurring any future costs for further development until such time as a licensing partner is secured.


         Tempo Respiratory Program:

         In September 2000, we completed a pilot study using the Tempo to deliver an undisclosed, patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by Tempo compared to the distribution of this same drug delivered through a commercially available pMDI in 12 healthy volunteers. Results of this study demonstrated that Tempo significantly increased drug deposition in all regions of the lung. Tempo delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. As of September 30, 2002, we had incurred approximately $.9 million to-date on this study. We are using the results of this study as a basis for conducting discussions for feasibility work and/or clinical studies with potential collaboration partners.

         Tempo Systemic Program:

         The development of systemic drugs using Tempo was being conducted as part of our alliance with Elan. The initial product developed was targeted to address migraine headaches. We utilized ergotamine tartrate as a proof-of-principle product. In December 1999, we completed a gamma scintigraphy/pharmacokinetic trial comparing the Tempo to a conventional pMDI. The trial showed successful delivery of the drug to all regions of lung with significantly reduced mouth and throat deposition, and rapid drug absorption. As part of the development alliance with Elan, Elan had the first right of refusal on the development of any product developed by the joint venture. Elan chose not to license this product from the joint venture. In August 2002, we regained all intellectual property rights to the systemic applications of Tempo from SPD and ended the joint venture relationship with Elan. As such, we now continue to seek to attract a partner for the continued development and commercialization of this product. Upon commercialization, Elan will be entitled to certain royalties on payments received. As of September 30, 2002, we had spent $1.0 million to date to develop this product and do not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         As a result of the work performed on the ergotamine product noted above, in April 2002, we announced the initiation of a pulmonary migraine therapy program with Inhale Therapeutic Systems ("Inhale"), a world-renowned expert in particle design. We will combine Inhale's supercritical fluid technology with our proprietary drug delivery technologies to develop a systemically acting DHE administered through the pulmonary route. We plan to study DHE in sub-categories of migraine where DHE administered by injection is often used to relieve migraine symptoms. These sub-categories are the more serious forms of migraine and often require either hospitalization or treatment in pain or headache clinics. Under the terms of the agreement, Inhale will supply the particle engineering technology and receive R&D funding, milestone payments, and royalties upon commercialization. We are responsible for all other aspects of clinical development and marketing of the product. As part of this agreement, Inhale will produce DHE particles using Good Manufacturing Practices ("GMP") for clinical development and commercial sale. The treatment of migraine represents a worldwide prescription market estimated at approximately $2.4 billion. As of September 30, 2002, we had incurred-to-date approximately $1.0 million related to this project. Future costs related to this project are dependent upon, among other factors, the timing of securing a development partner. Subject to obtaining additional financing from debt and/or equity placements in 2002, we do not estimate incurring any costs related to the development of the DHE project until the beginning of 2003.

         Unit Dose Nebulizer Program:

         As part of an alliance with Elan, RSD is developing a product for inhalation delivery in a standard commercial tabletop device using the steroid budesonide, formulated using the NanoCrystal technology. A Phase I, double-blind safety and pharmacokinetic study of nebulized nanobudesonide in 16 healthy volunteers was satisfactorily completed at Thomas Jefferson University Hospital in February 2002. This study compared single doses of Pulmicort Respules ("Pulmicort"), our proprietary nanobudesonide in two different single dose strengths and placebo. The study resulted in no significant adverse events with either of our dosage strengths or the Pulmicort reference drug. Data from the study is currently undergoing final data and statistical analysis. After such data has been analyzed, we plan on initiating discussions with potential partners regarding the outlicensing of this opportunity. As of September 30, 2002, we incurred-to-date approximately $2.9 million on this project. On November 8, 2002, as part of an agreement between Elan and RSD, we and Elan terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield. Subject to disposition of the property rights, we do not intend to incur any additional development costs related to this product.

General and Administrative

General and administrative expenses were $.6 million for the third quarter of 2002 as compared to $1.0 million for the third quarter of 2001. The decrease of $.4 million from 2001 was primarily due to cost reduction efforts to conserve cash while various financing alternatives are evaluated, including lower legal and consulting fees ($.2 million), reduced administrative headcount ($.1 million), and lower public relations expenditures ($.1 million). For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $4.0 million and $2.9 million, respectively. The increase of $1.1 million from 2001 was primarily due to higher consulting costs, legal fees and severance-related costs in the first six months of 2002. The higher consulting costs and legal fees were associated with expanded business development, and merger and acquisition activities in the area of licensing and partnering of our delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies ($.7 million). The severance costs were associated with the resignation of three executive officers in 2002 and include costs incurred pursuant to their respective separation agreements for severance payments and ongoing benefit coverage ($.6 million) and modification of the terms of certain stock options ($.2 million). These increases were partially offset by the above-noted cost reduction efforts during third quarter of 2002 ($.4 million).

Interest

Interest income was $883 and $4,362 for the third quarter of 2002 and 2001, respectively, and $7,901 and $55,127 for the first nine months of 2002 and 2001, respectively. The decrease in interest income for both the third quarter and first nine months of 2002 was primarily due to less cash available for investment and lower yields on those investments.

Interest expense was $195,949 and $95,039 for the third quarter of 2002 and 2001, respectively, and $526,706 and $204,286 for the first nine months of 2002 and 2001, respectively. The increase for both the third quarter and first nine months of 2002 resulted primarily from interest associated with the borrowings on the August 2001 Note Purchase Agreement with Elan Pharma. The borrowings totaled $5 million as of September 30, 2002, compared to total borrowings of $2 million as of September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $.3 million in cash and cash equivalents compared to $.9 million at December 31, 2001. The decrease of $.6 million reflects cash disbursements of $5.6 million used primarily to fund operating activities, partially offset by the receipt of $1.0 million from the issuance of 1,000 shares of our Series E Cumulative Convertible Preferred Stock, $1.5 million from the proceeds of a secured loan from Zambon, $1.0 million from the proceeds of an unsecured promissory note from Elan Pharma, $.5 million from the proceeds of unsecured promissory notes from certain shareholders and $1.0 million in proceeds from the exercise of a portion of a common stock warrant by Elan International Services, Ltd.

Cash available for funding our operations as of September 30, 2002 was $.3 million. As of such date, we had trade payables and accrued liabilities of $2.8 million, and current research obligations of $.2 million. In addition, committed and/or anticipated funding of research and development after September 30, 2002 is estimated at approximately $.2 million, of which $.1 million has been committed to be funded by Elan through the issuance of our Series E cumulative convertible preferred stock, which funds are required to be used by us to fund our portion of RSD's operating and development costs. As of November 14, 2002, we had cash and equivalents of approximately $.7 million, of which $.1 million is committed to fund our portion of RSD's expenditures. As of such date, we had trade payables and accrued liabilities of approximately $2.9 million. Unless the Company is able to raise significant capital ($1 million to $2.5 million) within the next 30-60 days, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. To meet this capital requirement, we are evaluating various financing alternatives including private offerings of our securities, debt financings, collaboration and licensing arrangements with other companies, and the sale of non-strategic assets and/or technologies to third parties. Should the Company be unable to meets it capital requirement through one or more of the above-mentioned financing alternatives, we may file for bankruptcy or similar protection under the 1978 Bankruptcy Code.

Because we do not expect to generate significant cash flows from operations for at least the next few years, we will require additional funds to meet our current obligations and future costs. In an effort to meet both our short- and long-term capital requirements, we are currently evaluating various financing alternatives including private offerings of our securities, debt financings, and collaboration and licensing arrangements with other companies. There can be no assurance that we will be able to obtain such additional funds or enter into such collaborative and licensing arrangements on terms favorable to us, if at all. Our development programs will be stopped if future financings are not completed.

On November 8, 2002 the Company entered into an agreement with Elan Pharma, whereby among other items, the Company received proceeds of $.5 million evidenced by an unsecured demand promissory note. The promissory note provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum.

On September 6, 2002, we entered into a $.5 million unsecured debt financing with certain of our shareholders. The promissory notes provide for interest at the rate of 7% per annum and mature on January 1, 2003. Upon maturity, we will repay principal and accrued interest on each note, and at our discretion, either a premium of approximately 14% of the principal amount, or a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount each note. Any warrants to be issued under the notes would have an exercise price equal to $.60 per share, the closing price of our common stock on the closing date of the notes. The outstanding principal balance of the promissory notes at September 30, 2002 was $.5 million.

On April 5, 2002, Elan International Services, Ltd. exercised a portion of a warrant that it had received in June 1998 as part of a strategic alliance with us and purchased 495,000 shares of our common stock at $2.00 per share. We received approximately $1.0 million in proceeds as a result of the exercise of a portion of this warrant.

On August 14, 2001, we entered into a Note Purchase Agreement ("Agreement") with Elan Pharma, pursuant to which Elan Pharma agreed to lend us up to $4 million. On April 4, 2002, we amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, we received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by our $5 million unsecured promissory note that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at September 30, 2002, have been classified in our balance sheet as long-term debt.

In September 2001, in connection with the amendment of our 1998 agreement with Zambon, we entered into a Loan and Security Agreement ("Loan Agreement") with Zambon, pursuant to which Zambon agreed to lend us $2.5 million. We received $1.0 million upon signing of the Loan Agreement, $1.0 million on January 2, 2002 and $.5 million on April 5, 2002. The Loan Agreement provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by us upon our execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. On October 17, 2001, as part of the amendment of our 1998 agreement with Zambon, we repurchased from Zambon, 214,997 shares of common stock for $3.0233 per share ("Repurchase Price"). In addition, we received an option, expiring December 31, 2002, to repurchase the remaining shares of our common stock held by Zambon at the Repurchase Price. In the event we complete a sublicense for the North American rights or a sublicense for the non-North American rights to certain Premaire respiratory products prior to December 31, 2002, we will repurchase from Zambon 882,051 shares of our common stock on each of the events.

In October 1999, as part of a licensing agreement with Elan, we received gross proceeds of $17,015,000 related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, we made an equity investment of $12,015,000 in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance will be utilized for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4.0 million of our Series E Preferred Stock. Although only $3 million has been drawndown under the Series E Preferred Stock, as part of the November 8, 2002 Note Agreement with Elan, Elan is no longer obligated to provide us with the remaining $1 million in funding.

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

Unless the Company is able to raise significant capital ($1 million to $2.5 million) within the next 30-60 days, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. To meet this immediate capital requirement, we are evaluating various financing alternatives including private offerings of our securities, debt financings, collaboration and licensing arrangements with other companies, and the sale of non-strategic assets and/or technologies to third parties. Should the Company be unable to meet its capital requirement through one or more of the above-mentioned financing alternatives, we may file for bankruptcy or similar protection under the 1978 Bankruptcy Code.

Provided immediate funding is secured, we will still need to raise substantial additional capital in the very near-term to fund our operations in an effort to continue to meet our obligations as they become due and to continue as a going concern. The development of our technologies and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress in developing and out-licensing our pulmonary delivery technologies, our ability to establish and maintain collaborative arrangements with others and to comply with the terms thereof, receipt of payments due from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products. We are currently seeking such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, stockholders may be further diluted and such equity securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available over the longer-term, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize. If adequate funds are not available from operations or additional sources of funding, our business will suffer a material adverse effect.

We have experienced significant operating losses throughout our history and expect these losses to continue for the foreseeable future.

Our operations to date have consumed substantial amounts of cash and we have generated to date only limited revenues from contract research and licensing activities. We have incurred approximately $97.8 million of operating losses since our inception, including $7.3 million during the nine months ended September 30, 2002. Our operating losses and negative cash flow from operations are expected to continue in the foreseeable future. The Company expects that it will continue to have a high level of operating expenses, negative cash flow from operations and will be required to make significant up-front expenditures in connection with its product development activities. As a result, we anticipate additional operating losses for the remainder of 2002 and that such losses will continue thereafter until such time, if ever, as we are able to generate sufficient revenues to sustain our operations. The independent auditors' report dated February 12, 2002, on our consolidated financial statements for the year ended December 31, 2001 stated that we have incurred recurring operating losses and have a working capital deficiency and that these conditions raise substantial doubt about our ability to continue as a going concern.

If our common stock is delisted from the American Stock Exchange, the price of our common stock and its liquidity could decline.

Our common stock is listed for trading on the American Stock Exchange, or AMEX, under the symbol "SHM". We do not satisfy AMEX standards for continued listing, including a standard that a listed company that has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, have stockholders' equity of at least $6,000,000. We had a net capital deficiency of $14.4 million at September 30, 2002. We submitted a plan advising the AMEX of the action we will take that will bring us into compliance with continued listing standards. On September 11, 2002, the AMEX notified us that it had accepted our plan of compliance and granted us an extension through the 2002 year-end reporting period to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX. There can be no assurance that we will be able to meet the objectives outlined in the plan, which may result in the AMEX initiating delisting procedures. If our common stock were delisted from AMEX, trading of our common stock, if any, would thereafter likely be conducted in the over-the-counter market, unless we were able to list our common stock on The Nasdaq Stock Market or another national securities exchange, which cannot be assured. If our common stock were to trade in the over-the-counter market it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, it may become more difficult for us to raise funds through the sale of our securities.

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

Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in our control and preventing shareholders from receiving a premium for their shares in connection with a change of control. We issued Series A and Series B cumulative convertible redeemable preferred stock in connection with private placements in February 1997 and April 1998, respectively. All of the Series A preferred stock was converted into common stock during 1998. On July 31, 1998, all of the Series B Preferred stock was redeemed for cash. We also issued shares of our Series C cumulative convertible preferred stock in connection with the consummation of an agreement with Elan International Services, Ltd. ("Elan International") in June 1998. In October 1999, in conjunction with a licensing agreement with Elan International, we issued shares of our Series D cumulative convertible exchangeable preferred stock and Series F cumulative convertible preferred stock. Except for the additional shares of Series C, D and E preferred stock that may be payable as dividends to Elan International, as holder of the outstanding Series C, D and E preferred stock, we have no present intention to issue any additional shares of our preferred stock. As we are currently investigating raising additional equity financing, we may issue additional shares of our preferred stock in the near future.

We are obligated to issue additional securities in the future diluting our stockholders.

As of September 30, 2002, we had reserved approximately 4,236,667 shares of our common stock for issuance upon exercise of outstanding options and warrants convertible into shares of our common stock, including by our officers and directors. In addition, as of September 30, 2002, we had $2,000,000 principal amount of a convertible promissory note, 15,501 shares of our Series C preferred stock, 14,287 shares of our Series D preferred stock, 3,231 shares of our Series E preferred stock and 5,000 shares of our Series F preferred stock outstanding. Our Series C, D, E and F preferred stock are convertible into 10,993,617 shares, 2,939,712 shares, 830,591 shares and 1,470,588 shares, respectively, of common stock. The convertible promissory note, including accrued interest is convertible into 1,555,975 shares of common stock. The exercise of options and outstanding warrants, the conversion of such other securities and sales of common stock issuable thereunder could have a significant dilutive effect on the market price of our common stock and could materially impair our ability to raise capital through the future sale of our equity securities.


Item 3.           Quantitative and Qualitative Disclosure About Market Risk

                  The Company has no material market risk exposure.

Item 4.           Controls and Procedures

                  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


PART II: OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Company has been named as a defendant in Jeffrey Leston v. Sheffield Pharmaceuticals, Inc., filed on October 16, 2002 in the United States District Court, Southern District of New York. The plaintiff in this action seeks damages of $100,000 for the breach of a contract under which Leston was retained to introduce and facilitate a business alliance between Sheffield and Zambon Corporation. Plaintiff claims that under this contract, Sheffield was obligated, among other things, to pay Leston a fee equal to 4% of any equity by Zambon in Sheffield or other financing by Zambon, including loans. In January 1999, an agreement was entered into amending the original contract in a manner that the Company believes relieved the Company for any of the obligations claimed in the Complaint. In September 2001, Zambon loaned $2.5 million to Sheffield as part of a restructuring of their alliance. This action seeks consideration of $100,000, or 4% of the

                  $2.5 million loaned to Sheffield under this restructuring with Zambon. The Company expects to deny the plaintiff's allegations and plans to counter-claim for the return of monies previously paid to the plaintiff and vigorously defend the action and prosecute its counter-claims. The Company's response to the Complaint is due by December 18, 2002.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                  10.41 Form of promissory notes dated September 6, 2002 with certain Shareholders.

                  (b)  Reports on Form 8-K

                  A current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002 under Item 9, relating to the certification signed by the Company's Chief Executive Officer and Chief Financial Officer as required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the Quarterly Report on Form 10-Q for the period ending June 30, 2002.

                  A current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2002 to announce the filing of a press release under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHEFFIELD PHARMACEUTICALS, INC.


Dated:  November 14, 2002      /s/ Thomas M. Fitzgerald
                               ------------------------
                               Thomas M. Fitzgerald
                               President & Chief Executive Officer


Dated:  November 14, 2002      /s/ Scott A. Hoffmann
                               ---------------------
                               Scott A. Hoffmann
                               Vice President & Chief Financial Officer
                               (Principal Financial and Accounting Officer)

CERTIFICATIONS


I, Thomas M. Fitzgerald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sheffield Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
                                            /s/ Thomas M. Fitzgerald
                                            -----------------------------------
                                            Thomas M. Fitzgerald
                                            President & Chief Executive Officer

I, Scott A. Hoffmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sheffield Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
                                    /s/ Scott A. Hoffmann
                                    --------------------------------------------
                                    Scott A. Hoffmann
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)