Form 10-K
period 2002-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 2003-04-15
CIK 894158

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 1-12584

                         SHEFFIELD PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its Charter)

        DELAWARE                                        13-3808303
(State of Incorporation)                    (IRS Employee Identification Number)

3136 WINTON ROAD SOUTH
STE 201                                     14623            (585) 292-0310
ROCHESTER, NEW YORK                       (Zip Code)    (Registrant's telephone,
(Address of principal executive offices)                  including area code)

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

                  Indicate by check mark if disclosure of delinquent filers to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

                  The aggregate market value at June 30, 2002 of the voting stock of the registrant held by non-affiliates (based upon the closing price of $1.50 per share of such stock on the American Stock Exchange on June 28, 2002, the last trading day of the Company's most recently completed second fiscal quarter) was approximately $32,083,000. Solely for the purposes of this calculation, shares held by the registrant's directors and executive officers and beneficial owners of 10% or more of the Company's Common Stock of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such persons are, in fact, affiliates of the registrant.

                  Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: At April 10, 2003, there were outstanding 29,563,712 shares of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

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

         As part of a strategic alliance with Elan, a world leader in pharmaceutical delivery technology, the Company is developing therapies for systemic diseases to be delivered to the lungs using both the Premaire and Tempo. In 1998, the systemic applications of the Premaire and Tempo were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS and the Enhancing Technology, have also been licensed to SPD. The Company has retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the Tempo technology and the two Elan technologies. On August 21, 2002 we ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, we have been granted an exclusive license to Elan's UPDAS(TM) and the Enhancing Technology. We have also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo.

         In addition to the above alliance with Elan, in 1999, the Company and Elan formed a joint venture, Respiratory Steroid Delivery, Ltd. ("RSD"), an 80.1% owned subsidiary of the Company and 19.9% owned by Elan, to develop certain inhaled steroid products to treat certain respiratory diseases using Elan's NanoCrystal(TM) dispersion technology. The inhaled steroid products being developed include a unit-dose-packaged steroid dispersion formulation for delivery using a conventional tabletop nebulizer, and a steroid dispersion formulation for delivery using the Premaire system. On November 8, 2002, as part of an agreement between Elan and RSD, the parties terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield. Elan and Sheffield are in discussions regarding the restructure or termination of the RSD Venture.

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

                  Status: Zambon initiated a Phase II clinical trial in December 1999 that compared the Premaire-albuterol sulfate to a conventional albuterol-pMDI. Findings from Phase II studies indicated that Premaire-albuterol and pMDI-albuterol were comparable in improving lung function in the 24 adult patients. An end of Phase II meeting was held in February 2002 with the FDA where the results of the development activities-to-date, specifically the results of the Phase II trial, were reviewed. The Company is currently reviewing the FDA's comments and recommendations, integrating the information into the plans for the Phase III trial and NDA submission. The Company has completed device manufacturing scale-up to supply "to-be-marketed" product. When funding becomes available, the Company will initiate pivotal trials for the albuterol sulfate product.

                  BUDESONIDE. Budesonide is a corticosteroid, anti-inflammatory agent that treats the underlying inflammation in the lungs of asthma and COPD patients. It is currently available in a DPI, nebulizer respule and pMDI in Europe. Steroids are the fastest growing category in the respiratory market, growing at 20% per year.

                  Status: Preclinical formulation development work is currently underway. A formulation developed by Nanosystems has proven a feasible candidate for delivery in the Premaire. The formulation is dependent on a proprietary nanocrystaline dispersion of budesonide in an aqueous carrier. Two other alternative formulation approaches are also under evaluation. Upon scale-up and production of clinical batches released under CMC protocol, an Investigational New Drug Application ("IND") will be prepared for filing with the FDA, which is currently planned for 2003, pending availability of funds.

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

         As a result of the work performed on the ergotamine product noted above, Sheffield initiated a new development program for a novel formulation of dyhydroergotamine ("DHE") for pulmonary delivery in the Tempo for the treatment of specific types of migraines. Formulation work for this program was completed and stability of the formulation has been demonstrated over six (6) months. A clinical plan has been developed and the Company is currently in discussions with pharmaceutical companies to develop, manufacture and market this product.

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

         Status: In September 2000, the Company completed a pilot study using the Tempo to deliver a patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by Tempo compared to the distribution of this same drug delivered through a commercially available pMDI in 12 healthy volunteers. Results of this study demonstrated that Tempo significantly increased drug deposition in all regions of the lung. Tempo delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. The Company is using the results of this study as a basis for discussions for feasibility work and/or clinical studies with potential collaboration partners. Currently two such feasibility studies are in progress with major pharmaceutical companies to demonstrate the advantages of Tempo in delivering New Chemical Entities ("NCE") to the lung. One of these studies will be completed circa June 1, 2003 with the intent to license the Tempo technology for use with the specific NCE.

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

Unit-dose nebulizer program - This product is for inhalation delivery in a standard commercial tabletop device using the steroid budesonide, formulated using the NanoCrystal technology. A Phase I, double-blind safety and pharmacokinetic study of nebulized nanobudesonide in 16 healthy volunteers was satisfactorily completed at Thomas Jefferson University Hospital in February 2002. This study compared single doses of Pulmicort Respules ("Pulmicort"), our proprietary nanobudesonide in two different single dose strengths and placebo. The study resulted in no significant adverse events with either of our dosage strengths or the Pulmicort reference drug. Data from the study is currently undergoing final data and statistical analysis. After such data has been analyzed, we plan on initiating discussions with potential partners regarding the outlicensing of this opportunity. On November 8, 2002, as part of an agreement between Elan and RSD, the Company and Elan terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield. Use of the property by either party can only be made with the applied written consent of the other. It is the Company's intent to continue pursuing licensing partners for this product while the Company and Elan negotiate the disposition of the use and ownership of the intellectual property. Subject to disposition of the property rights, the Company does not intend to incur any additional development costs related to this product. Currently the Company is in the final stages of out-licensing this product to one of several interested pharmaceutical companies who would manufacture and market the drug product.

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

PATENTS AND TRADEMARKS

         Premaire System Patents and Trademark

         Under its agreement with Siemens for the technology underlying the Premaire system, the Company is responsible for jointly financing and prosecuting the U.S. patent applications for the benefit of the owners and licensors of this technology. To date, nine U.S. patents have issued, and six corresponding foreign patents have been published. One U.S. application has been allowed. The issued U.S. patents provide protection through 2017 for the Premaire device, the dosator cartridges and their combinations. Also, a U.S. trademark was granted in 2001 registering the Premaire brand name, as well as Dosator(TM), and Misthaler(TM).

         Tempo System Patents

         As of the December 31, 2002, three U.S. patents have issued and one has been allowed. Four corresponding foreign patents have been published. One U.S. and three foreign applications are in prosecution. The issued U.S. patents cover the Tempo flow control and triggering mechanism through 2019. The Company also received trademark protection in 2001 for the Tempo(TM)brand name.

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

         As part of its strategic alliance with Elan, on June 30, 1998, the Company formed SPD as a wholly owned subsidiary. At that time, SPD acquired the Company's rights to the systemic applications of the Premaire and the Tempo. In addition, SPD acquired Elan's rights to the UPDAS and the Enhancing Technology. SPD is responsible for the development of systemic applications in both the Premaire and Tempo. On August 21, 2002 the Company ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, the Company will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. The Company has also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo.

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

EMPLOYEES

         As of April 10, 2003, the Company employed 10 persons, two of whom are executive officers.

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

         Unless the Company is able to raise significant additional capital ($1 million to $2.5 million) within the next 30-60 days, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. To meet this immediate capital requirement, we are evaluating various financing alternatives including private offerings of our securities, debt financings, collaboration and licensing arrangements with other companies, and the sale of non-strategic assets and/or technologies to third parties. Should the Company be unable to meet its capital requirement through one or more of the above-mentioned financing alternatives, we may file for bankruptcy or seek similar protection.

         Provided immediate funding is secured, we will still need to raise substantial additional capital in the very near-term to fund our operations in an effort to continue to meet our obligations as they become due. The development of our technologies and proposed products will require a commitment of substantial funds to conduct costly and time-consuming research, preclinical and clinical testing, and to bring any such products to market. Our future capital requirements will depend on many factors, including continued progress in developing and out-licensing our pulmonary delivery technologies, our ability to establish and maintain collaborative arrangements with others and to comply with the terms thereof, receipt of payments due from partners under research and development agreements, progress with preclinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, the need to acquire licenses to new technology and the status of competitive products. We are currently seeking such additional funding through collaborative or partnering arrangements, the extension of existing arrangements, or through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, stockholders may be further diluted and such equity securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available over the longer-term, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop or commercialize. If adequate funds are not available from operations or additional sources of funding, our business will suffer a material adverse effect.

We have experienced significant operating losses throughout our history and expect these losses to continue for the foreseeable future.

         Our operations to date have consumed substantial amounts of cash and we have generated to date only limited revenues from contract research and licensing activities. We have incurred approximately $98.6 million of operating losses since our inception, including $8.1 million during the year ended December 31, 2002. Our operating losses and negative cash flow from operations are expected to continue in the foreseeable future. The Company expects that it will continue to have a high level of operating expenses, negative cash flow from operations and will be required to make significant up-front expenditures in connection with its product development activities. As a result, the Company anticipates additional operating losses for 2003 and that such losses will continue thereafter until such time, if ever, as the Company is able to generate sufficient revenues to sustain its operations. The independent auditors' report, dated April 4, 2003, on the Company's consolidated financial statements stated that the Company has incurred recurring operating losses and has a working capital deficiency and that these conditions raise substantial doubt about its ability to continue as a going concern.

If our common stock is delisted from the American Stock Exchange, the price of our common stock and its liquidity could decline.

         Our common stock is listed for trading on the American Stock Exchange, or AMEX, under the symbol "SHM". We have not for some period of time and do not now satisfy AMEX standards for continued listing, including a standard that a listed company that has sustained losses from continuing operations and/or net losses in its five most recent fiscal years have stockholders' equity of at least $6,000,000. We had a net capital deficiency of $15.4 million at December 31, 2002. We submitted a plan advising the AMEX of the action we will take that will bring us into compliance with continued listing standards. On September 11, 2002, the AMEX notified us that it had accepted our plan of compliance and granted us an extension through the 2002 year-end reporting period to regain compliance with the continued listing standards. We will be subject to periodic review by the AMEX staff during the extension period. Failure to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX. If our common stock were delisted from AMEX, trading of our common stock, if any, would thereafter likely be conducted in the over-the-counter market, unless we were able to list our common stock on The Nasdaq Stock Market or another national securities exchange, which cannot be assured. If our common stock were to trade in the over-the-counter market it may be more difficult for investors to dispose of, or to obtain accurate quotations as to the market value of our common stock. In addition, it may become more difficult for us to raise funds through the sale of our securities.

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

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without shareholder approval. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in our control and preventing shareholders from receiving a premium for their shares in connection with a change of control. We issued Series A and Series B cumulative convertible redeemable preferred stock in connection with private placements in February 1997 and April 1998, respectively. All of the Series A preferred stock was converted into common stock during 1998. On July 31, 1998, all of the Series B Preferred stock was redeemed for cash. We also issued shares of our Series C cumulative convertible preferred stock in connection with the consummation of an agreement with Elan International Services, Ltd. ("Elan International") in June 1998. In October 1999, in conjunction with a licensing agreement with Elan International, we issued shares of our Series D cumulative convertible exchangeable preferred stock and Series F cumulative convertible preferred stock. During 2000, 2001 and 2002 Elan International purchased a total of $3,000,000 of our Series E cumulative convertible non-exchangeable preferred stock. Except for additional shares of Series C, D and E preferred stock that may be payable as dividends to Elan International, as holder of the outstanding Series C, D and E preferred stock, we have no present intention to issue any additional shares of our preferred stock. As we are currently investigating raising additional capital, we may issue additional shares of our preferred stock in the near future.

We are obligated to issue additional securities in the future diluting our stockholders.

         As of December 31, 2002, we had reserved approximately 4,215,372 shares of our common stock for issuance upon exercise of outstanding options and warrants convertible into shares of our common stock, including by our officers and directors. In addition, as of December 31, 2002, we had $2,000,000 principal amount of a convertible promissory note, 15,778 shares of our Series C preferred stock, 14,795 shares of our Series D preferred stock, 3,378 shares of our Series E preferred stock and 5,000 shares of our Series F preferred stock outstanding. Each of the convertible securities provides for conversion into shares of our common stock at a premium to the market price at December 31, 2002. Our Series C, D, E and F preferred stock are convertible into 11,190,071 shares, 3,044,239 shares, 868,380 shares and 1,470,588 shares, respectively, of common stock. The convertible promissory note, including accrued interest is convertible into 1,578,519 shares of common stock. The exercise of options and outstanding warrants, the conversion of such other securities and sales of common stock issuable thereunder could have a significant dilutive effect on the market price of our common stock and could materially impair our ability to raise capital through the future sale of our equity securities.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 3136 Winton Road South, Suite 201, Rochester, New York 14623. These premises are subject to a month-to-month lease with a monthly rent of $1,166. The Company also maintains a research facility in Ann Arbor, Michigan, and leases a small office in St. Louis, Missouri. The Company maintains no other laboratory, research or other facilities, but primarily conducts research and development in outside laboratories under contracts with universities or research facilities. The Company believes that its existing office arrangements will be adequate to meet its reasonably foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in Jeffrey Leston v. Sheffield Pharmaceuticals, Inc., filed on October 16, 2002 in the United States District Court, Southern District of New York. The plaintiff in this action seeks damages of $100,000 for the breach of a contract under which Leston was retained to introduce and facilitate a business alliance between Sheffield and Zambon Corporation. The plaintiff claims that under this contract, Sheffield was obligated, among other things, to pay Leston a fee equal to 4% of any equity purchased by Zambon in Sheffield or other financing by Zambon, including loans. In January 1999, an agreement was entered into amending the original contract in a manner that the Company believes relieved the Company of any of the obligations claimed in the Complaint. In September 2001, Zambon loaned $2.5 million to Sheffield as part of a restructuring of their alliance. This action seeks consideration of $100,000, or 4% of the $2.5 million loaned to Sheffield under this restructuring with Zambon. On January 21, 2003, the Company filed an answer and counterclaim. The Company denied the plaintiff's allegations and counter-claimed for the return of monies previously paid to the plaintiff. The Company intends to vigorously defend the action and prosecute its counter-claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the high and low sale prices of the Company's Common Stock on the American Stock Exchange (the "AMEX") for the periods indicated.

                                                                                   High        Low
                                                                                   ----        ---
2002:
Fourth Quarter............................................................        $0.750      $0.140
Third Quarter.............................................................         1.450       0.300
Second Quarter............................................................         2.200       1.020
First Quarter.............................................................         4.750       1.510

                                                                                   High        Low
                                                                                   ----        ---
2001:
Fourth Quarter............................................................        $4.750      $3.000
Third Quarter.............................................................         4.110       2.680
Second Quarter............................................................         4.900       3.500
First Quarter.............................................................         4.625       3.000

         The closing sale price for the Company's Common Stock on the AMEX on April 10, 2003 was $.23 per share. At April 10, 2003, there were approximately 409 holders of record of the Company's Common Stock.

         The Company has never paid dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The terms of the Company's Series C, D and E Preferred Stock generally prohibit the payment of cash dividends and other distributions on the Company's Common Stock unless full cumulative stock dividends on shares of such Series C, D and E Preferred Stock have been paid or declared in full. During 2002, the Company issued stock dividends totaling 1,070, 996, and 254 shares and cash dividends for fractional shares of $1,913, $710, and $960 on Series C, D and E Preferred Stock, respectively.

The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2002:

                                                              NUMBER OF
                                                               SHARES
                                                             SOLD/ISSUED/
                                                              SUBJECT TO       OFFERING/
    DATE OF                      DESCRIPTION OF               OPTIONS OR    EXERCISE PRICE
 SALE/ISSUANCE                 SECURITIES ISSUED               WARRANTS      PER SHARE ($)      PURCHASER OR CLASS
 -------------                 -----------------               --------      -------------      ------------------
February 1, 2002          Warrants to Purchase Common           12,000           $3.52         Consultant in lieu of
                          Stock                                                                  cash consideration
July 1, 2002              Warrants to Purchase Common           16,205           $1.40         Consultant in lieu of
                          Stock                                                                  cash consideration
July 1, 2002              Warrants to Purchase Common           12,000           $2.17         Consultant in lieu of
                          Stock                                                                  cash consideration
August 1, 2002            Warrants to Purchase Common           12,000           $1.78         Consultant in lieu of
                          Stock                                                                  cash consideration

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

ITEM 6.  SELECTED FINANCIAL DATA

SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

                         SELECTED FINANCIAL INFORMATION
                     (In dollars, except share information)

                                                                       Years Ended December 31,

                                                   2002             2001            2000            1999             1998
                                               -----------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
   Contract research revenue                   $      5,000    $    869,095     $   501,572     $    399,378    $         --
   Sublicense revenue                                 5,000           5,000           5,000               --         350,000
                                               -----------------------------------------------------------------------------

   Total revenues                                    10,000         874,095         506,572          399,378         350,000

Expenses:

   Acquisition of research and
    development in-process technology                    --              --              --       15,000,000      13,325,000
   Research and development                       3,622,435       5,999,693       3,747,437        3,421,734       2,351,301
   General and administrative                     4,482,218       4,551,661       2,817,535        2,277,136       3,043,070
                                               -----------------------------------------------------------------------------

   Total expenses                                 8,104,653      10,551,354       6,564,972       20,698,870      18,719,371
                                               -----------------------------------------------------------------------------

Loss from operations                             (8,094,653)     (9,677,259)     (6,058,400)     (20,299,492)    (18,369,371)

Interest income                                       8,411          58,438         124,908           91,941          60,273
Interest expense                                   (744,533)       (318,642)       (224,360)        (162,237)       (251,363)
Realized gain on sale of marketable
securities                                               --          79,706         239,629               --              --
Minority interest in loss of subsidiary             213,193         378,620         155,072        2,985,000              --
                                               -----------------------------------------------------------------------------

Net loss                                       $ (8,617,582)    $(9,479,137)    $(5,763,151)    $(17,384,788)   $(18,560,461)
                                               =============================================================================

Basic and diluted net loss per common share    $       (.37)   $       (.40)    $      (.27)    $       (.68)   $       (.85)

Basic and diluted weighted average
 common shares outstanding                       29,425,210      28,963,562      27,956,119       27,236,715      21,931,040

CONSOLIDATED BALANCE SHEET DATA:

Working capital (net deficiency)               $ (4,187,615)   $ (4,160,823)    $ 3,439,120     $  3,344,174    $  1,456,833

Total assets                                      1,514,658       2,056,278       5,450,657        5,048,655       2,862,521

Long-term debt & redeemable preferred
stock                                            10,500,000       5,000,000       4,000,000        3,000,000       1,000,000

Accumulated deficit                            (103,438,129)    (92,496,964)    (80,967,524)     (73,409,828)    (55,156,763)

Stockholders' equity (net capital deficiency)  $(15,385,984)   $ (9,086,276)    $  (413,720)    $    671,073    $    655,205

------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty, including without limitation, risks set forth in Part I of this Form 10-K.

         The discussion and analysis below should be read in conjunction with the Financial Statements of the Company and the related Notes to Financial Statements included on pages 27-40 in this Form 10-K.

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

         Sheffield's drug delivery technology includes the Premaire, which is a patented, multi-dose nebulizer delivery system. The pocket-sized inhaled drug delivery system features an ultrasonic nebulizer that emits high-frequency sound waves that turn liquid medication into a fine cloud or soft mist. The Premaire combines the therapeutic benefits of nebulization with the convenience of pressurized metered dose inhalers, or pMDIs, in one patient-friendly device. The Premaire is comprised of a hand-held ultrasonic nebulizer and drug-filled cartridges that are inserted into the inhaler unit. The cartridges provide patients who must take multiple respiratory medications with a single, easy-to-use system. The Company believes the soft mist created by the Premaire provides multiple drug administration advantages over the high-velocity pMDIs and dry powder inhalers. Furthermore, the Premaire system is fast and portable as compared to conventional tabletop nebulizers, which are large, cumbersome and more time consuming to use. The Premaire system targets younger and older asthma patients, as well as older chronic obstructive pulmonary disease patients who have difficulty using pMDIs and currently depend on tabletop nebulizers for delivery of their medications.

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

         As part of a strategic alliance with Elan, the Company is developing therapies for non-respiratory diseases to be delivered to the lungs using both Tempo and Premaire. In 1998, the systemic applications of Premaire and Tempo were licensed to Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary of the Company. In addition, two Elan technologies, UPDAS(TM) and the Enhancing Technology, were also licensed to SPD. The Company retained exclusive rights outside of the strategic alliance to respiratory disease applications utilizing the Tempo technology and the two Elan technologies. On August 21, 2002 the Company ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, the Company will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. The Company has also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo.

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

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

         The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue and will require additional capital, which the Company intends to obtain through out-licensing of rights to its technology, as well as through equity and debt offerings, to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on research, development and unproven technology that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 2003 is dependent upon obtaining additional funding. The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company not be successful in obtaining sufficient funding, some of the assets and liabilities may not be satisfied at the current carrying values.

         The consolidated financial statements include the accounts of Sheffield and its wholly owned subsidiaries, Systemic Pulmonary Delivery, Ltd. ("SPD"), Ion Pharmaceuticals, Inc., and CP Pharmaceuticals, Inc., and its 80.1% owned subsidiary, Respiratory Steroid Delivery, Ltd. ("RSD").

Deferred Tax Assets

         As of December 31, 2002, the Company has approximately $24.0 million of deferred tax assets, the majority of which relates to net operating loss carryforwards that expire at various dates from 2007 to 2022 if not utilized. The realization of these assets is dependent upon the Company generating future taxable income. Due to the uncertainty of the amount, if any, of future taxable income that may be generated, the Company has recorded a valuation allowance for the entire deferred tax asset. Should the Company generate sufficient future taxable income before the net operating loss carryforwards expire, the benefit of the deferred tax asset will be realized at that time.

RESULTS OF OPERATIONS

Revenue

         Contract research revenues primarily represented revenues earned from a collaborative research agreement with Zambon relating to the development of respiratory applications of Premaire. Contract research revenue was $5,000, $869,095 and $501,572 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease of $864,095 from 2001 to 2002 reflects the fact the Company no longer performs development work for Zambon, resulting from Sheffield regaining the Premaire respiratory rights in the third quarter of 2001. The increase of $367,523, or 73.3% from 2000 to 2001 reflects higher revenues associated with Premaire device development work and testing as the Company finalized the to-be-marketed device prior to the start of Phase III Premaire-albuterol clinical trials. These higher revenues were partially offset by the Company no longer performing development work for Zambon in the third and fourth quarters of 2001. Future contract research revenues and expenses are dependent on obtaining additional collaborative agreements.

         The Company's ability to generate material revenues is contingent on the successful commercialization of its technologies and other technologies and products that it may acquire, followed by the successful marketing and commercialization of such technologies through licenses, joint ventures and other arrangements.

Research and Development

         Research and development expenses were $3.6 million for the year ended December 31, 2002 compared to $6.0 million and $3.7 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $2.4 million, or 40%, was primarily due to lower design and development costs associated with finalizing the to-be-marketed Premaire device in December 2001 and reduced formulation work on certain respiratory products ($.9 million), lower Tempo development costs resulting from finalizing the industrialization of the device in the first half of 2002 for Phase I and II trials and reduced formulation work on certain respiratory products ($.9 million), higher development expenses in the third and fourth quarters of 2001 related to the anticipation of a Phase I trial of RSD's unit dose product ($.7 million), lower new product development work in the area of polypeptides ($.3 million) and reduced R&D administrative costs ($.3 million). These decreases were partially offset by higher expenses related to formulation work on the Tempo dihydroergotamine ("DHE") product ($.7 million). The increase of $2.3 million, or 60.1%, from 2000 to 2001 primarily reflects higher expenses associated with the development of the Company's unit-dose inhaled steroid product reflecting increased formulation work and the start of a Phase I clinical trial during the fourth quarter ($1.2 million), costs associated with the Company's feasibility work associated with new product development in the area of polypeptides ($.5 million), higher costs related to the industrialization of the Tempo Inhaler ($.4 million), and increased design and development costs associated with finalizing the to-be-marketed Premaire device prior to the start of a Phase III albuterol-clinical trial ($.2 million).

         The following details the status of each of the Company's development programs as of December 31, 2002:

         Premaire Respiratory Program:

                  As a result of the Company regaining from Zambon the rights to the respiratory applications to the Premaire in September 2001, the sponsorship of the Premaire respiratory development programs was transferred from Zambon to the Company with the Food and Drug Administration ("FDA") being notified accordingly. In the fourth quarter of 2001, Sheffield reviewed all of the development work completed-to-date, identifying a number of deficiencies in the Zambon development program. To address these issues, Sheffield has made a number of internal management changes and moved the program to a group of highly experienced pulmonary clinical and regulatory experts. The Premaire device is currently in a to-be-marketed form and fully industrialized. As of December 31, 2002, the Company had spent $3.9 million on developing the respiratory products discussed below.

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

                  Albuterol Sulfate. Zambon initiated a Phase II clinical trial in December 1999 that compared the Premaire-albuterol sulfate to a conventional albuterol-pMDI. Findings from Phase II studies indicated that Premaire-albuterol and pMDI-albuterol were comparable in improving lung function in the 24 adult patients. An end of Phase II meeting was held in February 2002 with the FDA where the results of the development activities-to-date, specifically the results of the Phase II trial, were reviewed. The Company is currently reviewing the FDA's comments and recommendations, integrating the information into the plans for the Phase III trial and NDA submission. Subject to obtaining additional funding, the Company anticipates beginning pivotal clinical trials for the albuterol sulfate program in 2003.

                  Budesonide. Preclinical formulation development work is currently underway. A formulation developed by Nanosystems has proven a feasible candidate for delivery in the Premaire. The formulation is dependent on a proprietary nanocrystaline dispersion of budesonide in an aqueous carrier. Two other alternative formulation approaches are also under evaluation. Subject to obtaining additional funding and upon scale-up and production of clinical batches released under CMC protocol, an IND will be prepared for filing with the FDA, which is currently planned for 2003.

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

         Premaire Systemic Program:

                  Through its development alliance with Elan, SPD, the Company evaluated certain drugs for systemic treatment by pulmonary delivery through Premaire. By identifying a market opportunity for a rapid-acting, non-invasive treatment for breakthrough pain, the first drug to be tested for delivery in Premaire was morphine. In July 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing morphine delivered using the Premaire to subcutaneous injection. The Premaire demonstrated good pulmonary deposition and very rapid absorption, more rapid peak blood levels vs. subcutaneous injection and low oral and throat deposition. As part of the development alliance with Elan, Elan had the first right of refusal on the development of any product developed by the joint venture. Elan chose not to license this product from the joint venture. In August 2002, the Company regained all intellectual property rights to the systemic applications of Premaire from SPD and ended the joint venture relationship with Elan. As such, the Company now continues to seek to attract a partner for the continued development and commercialization of this product. Upon commercialization, Elan will be entitled to certain royalties on payments received. The Company has spent $.4 million to date to develop this product and does not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

         Tempo Respiratory Program:

                  In September 2000, the Company completed a pilot study using the Tempo to deliver an undisclosed, patented respiratory drug used to treat asthma. The study measured the distribution of this respiratory drug delivered by Tempo compared to the distribution of this same drug delivered through a commercially available pMDI in 12 healthy volunteers. Results of this study demonstrated that Tempo significantly increased drug deposition in all regions of the lung. Tempo delivered approximately 200% more drug to the lungs, deposited approximately 75% less drug in the mouth, and increased dosing consistency by approximately 55% compared to the currently marketed form of this same drug. As of December 31, 2002, the Company has incurred approximately $.9 million to-date on this study. The Company is using the results of this study as a basis for conducting discussions for feasibility work and/or clinical studies with potential collaboration partners.

         Tempo Systemic Program:

                  The development of systemic drugs using Tempo was being conducted as part of the Company's alliance with Elan. The initial product developed was targeted to address migraine headaches. The Company utilized ergotamine tartrate as a proof-of-principle product. In December 1999, the Company completed a gamma scintigraphy/pharmacokinetic trial comparing the Tempo to a conventional pMDI. The trial showed successful delivery of the drug to all regions of lung with significantly reduced mouth and throat deposition, and rapid drug absorption. As part of the development alliance with Elan, Elan had the first right of refusal on the development of any product developed by the joint venture. Elan chose not to license this product from the joint venture. In August 2002, the Company regained all intellectual property rights to the systemic applications of Premaire from SPD and ended the joint venture relationship with Elan. As such, the Company now continues to seek to attract a partner for the continued development and commercialization of this product. Upon commercialization, Elan will be entitled to certain royalties on payments received. As of December 31, 2002, the Company has spent $1.0 million to date to develop this product and does not anticipate incurring any future costs for further development until such time as a licensing partner is secured.

                  As a result of the work performed on the ergotamine product noted above, in April 2002, the Company announced the initiation of a pulmonary migraine therapy program with Inhale Therapeutic Systems ("Inhale"), a world-renowned expert in particle design. The Company will combine Inhale's supercritical fluid technology with its proprietary drug delivery technologies to develop a systemically acting DHE administered through the pulmonary route. The Company plans to study DHE in sub-categories of migraine where DHE administered by injection is often used to relieve migraine symptoms. These sub-categories are the more serious forms of migraine and often require either hospitalization or treatment in pain or headache clinics. Under the terms of the agreement, Inhale will supply the particle engineering technology and receive R&D funding, milestone payments, and royalties upon commercialization. The Company is responsible for all other aspects of clinical development and marketing of the product. As part of this agreement, Inhale will produce DHE particles using Good Manufacturing Practices ("GMP") for clinical development and commercial sale. The treatment of migraine represents a worldwide prescription market estimated at approximately $2.4 billion. As of December 31, 2002, the Company had incurred-to-date approximately $1.0 million related to this project. Future costs related to this project are dependent upon, among other factors, the timing of securing a development partner. Subject to obtaining additional financing in 2003, the Company does not estimate incurring any costs related to the development of the DHE project until mid-year of 2003.

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

         Data from the study is currently undergoing final data and statistical analysis. After such data has been analyzed, the Company plans on initiating discussions with potential partners regarding the outlicensing of this opportunity. As of December 31, 2002, the Company incurred approximately $3.1 million to-date on this project. On November 8, 2002, as part of an agreement between Elan and RSD, the Company and Elan terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and the Company. Use of the property by either party can only made with the applied written consent of the other. It is the Company's intent to continue pursuing licensing partners for this product while the Company and Elan negotiate the disposition of the use and ownership of the intellectual property. Subject to disposition of the property rights, the Company does not intend to incur any additional development costs related to this product.

General and Administrative Expenses

         General and administrative expenses were $4.5 million for the year ended December 31, 2002 compared to $4.6 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $.1 million from 2001 was primarily due to cost reduction efforts in the last six months of 2002 offset somewhat by higher costs in the first six months of 2002. The lower costs in the last six months of 2002 resulted in part from cost reduction efforts to conserve cash while various financing alternatives were evaluated including lower legal and consulting fees ($1.1 million), reduced administrative headcount ($.3 million), and lower public relations expenditures ($.2 million). The lower legal and consulting fees for 2002 also resulted from higher costs incurred in the last six months of 2001 related to expanded business development and merger and acquisition activities in the area of licensing and partnering of the Company's delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies. The higher costs in the first six months of 2002 were primarily due to higher consulting costs, legal fees and severance-related costs. The higher consulting costs and legal fees were associated with expanded business development, and merger and acquisition activities in the area of licensing and partnering of our delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies ($.7 million). The severance costs were associated with the resignation of three executive officers in 2002 and include costs incurred pursuant to their respective separation agreements for severance payments and ongoing benefit coverage ($.6 million) and modification of the terms of certain stock options ($.2 million). The increase of $1.8 million, or 61.5%, from 2000 to 2001 was primarily due to higher consulting costs and legal fees associated with expanded business development and merger and acquisition activities in the area of licensing and partnering of the Company's delivery systems, as well as potential acquisitions of complementary pulmonary delivery technologies and companies.

Interest

         Interest income was $8,411 for the year ended December 31, 2002 as compared to $58,438 and $124,908 for the years ended December 31, 2001 and 2000, respectively. The decrease of $50,027, or 85.6%, from 2001 to 2002, and $66,470, or 53.2%, from 2000 to 2001 was primarily due to less cash available for investment and lower yields on those investments.

         Interest expense was $744,533 for the year ended December 31, 2002 as compared to $318,642 and $224,360 for the years ended December 31, 2001 and 2000, respectively. The increase of $425,891, or 134%, from 2001 to 2002, and $94,282, or 42.0%, from 2000 to 2001 resulted primarily from interest associated with the borrowings on the August 2001 Note Purchase Agreement with Elan Pharma International Ltd. ("Elan Pharma"). The borrowings totaled $5 million as of December 31, 2002, compared to total borrowings of $4 million as of December 31, 2001.

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

Minority Interest in Subsidiary

         Minority interest in loss of subsidiary was $.2 million for the year ended December 31, 2002 compared to $.4 million and $.2 million for the years ended December 31, 2001 and 2000, respectively. RSD, a consolidated and 80.1% owned subsidiary of the Company, incurred a loss of $1.1 million in 2002 compared to $1.9 million and $.8 million in 2001 and 2000, respectively. The $.8 million decrease from 2001 to 2002 resulted primarily from costs incurred in 2001 associated with initiation of a Phase I/II clinical study of the inhaled steroid product delivered using a tabletop nebulizer. This study was completed in February 2002. The $1.1 million increase from 2000 to 2001 also resulted from the costs associated with this clinical study in 2001. The minority interest in loss of subsidiary represents Elan's portion, or 19.9%, of RSD's losses. Elan's investment in RSD, shown as minority interest in subsidiary on the consolidated balance sheets, was $0 at both December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had $.3 million in cash and cash equivalents compared to $.9 million at December 31, 2001. The decrease of $.6 million reflects $6.0 million of cash disbursements used primarily to fund operating activities, partially offset by the receipt of $1.0 million from the issuance of 1,000 shares of our Series E Cumulative Convertible Preferred Stock, $1.5 million from the proceeds of a secured loan from Zambon, $1.5 million from the proceeds of unsecured promissory notes from Elan Pharma, $.5 million from the proceeds of unsecured promissory notes from certain shareholders and $1.0 million in proceeds from the exercise of a portion of a common stock warrant by Elan International Services, Ltd.

         Cash available for funding our operations as of December 31, 2002 was $.3 million. As of such date, we had trade payables and accrued liabilities of $3.0 million. As of April 10, 2003, we had cash and equivalents of approximately $.1 million. As of such date, we had trade payables and accrued liabilities of approximately $3.0 million. Unless the Company is able to raise significant capital ($1 million to $2.5 million) within the next 30-60 days, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. To meet this capital requirement, we are evaluating various financing alternatives including private offerings of our securities, debt financings, collaboration and licensing arrangements with other companies, and the sale of non-strategic assets and/or technologies to third parties. Should the Company be unable to meet its capital requirement through one or more of the above-mentioned financing alternatives, we may file for bankruptcy or seek similar protection.

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

         On February 25, 2003, the Company entered into a $.5 million secured debt financing with certain shareholders of the Company and a third party. The promissory note with the third party provides up to $.45 million of financing which the Company, at its option, can draw down in three equal installments. The Company received the first installment on February 25, 2003, with a second installment received on March 25, 2003 and an additional installment available on or before April 25, 2003. The note provides for interest at the rate of 9% per annum and matures on the closing of a licensing transaction for the Unit Dose NanoCrystal(TM) Budesonide drug product being developed through Respiratory Steroid Development Ltd., the Company's joint venture with Elan Corporation. The promissory note will be secured by a priority claim on the Company's interest in the Unit Dose Budesonide product. Upon maturity, the Company will repay principal and accrued interest on the note, a premium of 100% of the outstanding balance of the note, and a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount of the note drawn down by the Company. Any warrants to be issued under the note arrangement will have an exercise price of $.20 per share. The promissory notes with certain of the shareholders provides an additional $.03 million of financing received upon signing of the notes. These notes include essentially the same terms and conditions as the aforementioned notes with certain parties.

         On November 8, 2002 the Company entered into an agreement with Elan Pharma, whereby among other items, the Company received proceeds of $.5 million evidenced by an unsecured demand promissory note. The promissory note provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Also as part of the agreement, the parties terminated the 1999 license agreement for the Elan NanoCrystal technology made between Elan Pharma and RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield. The outstanding principal balance of the promissory note at December 31, 2002 was $.5 million.

         On September 6, 2002, the Company entered into a $.5 million unsecured debt financing with certain of its shareholders. The promissory notes provided for interest at the rate of 7% per annum and originally matured on January 1, 2003. Upon maturity, the Company would repay principal and accrued interest on each note, and at our discretion, either a premium of approximately 14% of the principal amount, or a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount of each note. Any warrants to be issued under the notes would have an exercise price equal to $.60 per share, the closing price of our common stock on the closing date of the notes. The outstanding principal balance of the promissory notes at December 31, 2002 was $.5 million. On January 1, 2003, the Company amended and restated the promissory notes ("Amended Notes"). The Amended Notes provide for interest at the rate of 7% per annum and mature on May 15, 2003. Upon maturity of $225,000 of the notes, the Company will repay principal and accrued interest on each Amended Note, and at the Company's discretion, either a premium of approximately 14% of the principal amount, or issue a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount of each Amended Note. Any warrants issued under the Amended Notes will have an exercise price of $.19 per share, the closing price of the Company's common stock on the closing date of the Amended Notes. Upon maturity of $250,000 of the Amended Notes, the Company will repay principal and accrued interest on each Amended Note, and at the Company's discretion, either a premium of approximately 28% of the principal amount, or issue warrants to purchase an aggregate of 500,000 shares of the Company's common stock, of which 250,000 shares will have an exercise price of $.60 per share, and 250,000 shares will have an exercise price of $.19 per share. Upon amending and restating certain of these notes, the Company issued to certain noteholders warrants to purchase a total of 225,000 of the Company's common stock at an exercise price of $.60 per share.

         On April 5, 2002, Elan International Services, Ltd. exercised a portion of a warrant that it had received in June 1998 as part of a strategic alliance with the Company and purchased 495,000 shares of Sheffield's common stock at $2.00 per share. The Company received approximately $1.0 million in proceeds as a result of the exercise of a portion of this warrant.

         On August 14, 2001, the Company entered into a Note Purchase Agreement ("Agreement") with Elan Pharma, pursuant to which Elan Pharma agreed to lend the Company up to $4 million. On April 4, 2002, the Company amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at December 31, 2002, have been classified in the Company's balance sheet as long-term debt.

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

         In October 1999, as part of a licensing agreement with Elan, the Company received gross proceeds of $17.0 million related to the issuance to Elan of 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock and 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock. In turn, the Company made an equity investment of $12.0 million in a joint venture, RSD, representing an initial 80.1% ownership. The remaining proceeds from this preferred stock issuance were available for general operating purposes. As part of the agreement, Elan also committed to purchase, on a drawdown basis, up to an additional $4.0 million of the Company's Series E Preferred Stock, of which $3.0 million of such shares have been purchased. The proceeds from the Series E Preferred Stock were utilized by the Company to fund its portion of RSD's operating and development costs. As previously discussed, the 1999 license agreement was terminated in November 2002. As a result of this termination, and the transfer of all of the intellectual property of RSD to Elan and the Company, Elan is no longer obligated to purchase additional shares of Series E Preferred Stock.

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

         Since its inception, the Company has financed its operations primarily through the sale of securities and convertible debentures, from which it has raised an aggregate of approximately $89.5 million through December 31, 2002, of which approximately $30.0 million has been spent to acquire certain in-process research and development technologies, and $38.4 million has been incurred to fund certain ongoing technology research projects. The Company expects to incur additional costs in the future, including costs relating to its ongoing research and development activities, and preclinical and clinical testing of its product candidates. The Company may also bear considerable costs in connection with filing, prosecuting, defending and/or enforcing its patent and other intellectual property claims. Therefore, the Company will need substantial additional capital before it will recognize significant cash flow from operations, which is contingent on the successful commercialization of the Company's technologies. There can be no assurance that any of the technologies to which the Company currently has or may acquire rights can or will be commercialized or that any revenues generated from such commercialization will be sufficient to fund existing and future research and development activities.

INFLATION

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sheffield Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sheffield Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sheffield Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2001 and 2000 and for the period from October 17, 1986 (inception) through December 31, 2001, were audited by other auditors whose report, dated February 12 2002, expressed an unqualified opinion on those statements with an explanatory paragraph related to the going concern issue.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sheffield Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
April 4, 2003

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Sheffield Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Sheffield Pharmaceuticals, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the two years in the period ended December 31, 2001 and for the period October 17, 1986 (inception) through December 31, 2001 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sheffield Pharmaceuticals, Inc. and Subsidiaries at December 31, 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 and the period from October 17, 1986 (inception) through December 31, 2001 (not presented herein), in conformity with accounting principles generally accepted in the United States.

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



/s/ Ernst & Young LLP
St. Louis, Missouri
February 12, 2002

SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                               ASSETS                                                    December 31,
                                                                                              ------------------------------
                                                                                                   2002             2001
                                                                                              -------------    -------------
Current assets:
         Cash and cash equivalents (Note 1)                                                   $     327,195    $     859,298
         Clinical supplies                                                                          349,422          427,550
         Prepaid expenses and other current assets                                                  158,697           86,080
                                                                                              -------------    -------------
                  Total current assets                                                              835,314        1,372,928
                                                                                              -------------    -------------

Property and equipment (Note 1):
         Laboratory equipment                                                                       462,949          431,920
         Office equipment                                                                            75,723          245,019
         Leasehold improvements                                                                      18,320           25,309
                                                                                              -------------    -------------
                  Total at cost                                                                     556,992          702,248
         Less accumulated depreciation and amortization                                            (332,721)        (355,014)
                                                                                              -------------    -------------
                  Property and equipment, net                                                       224,271          347,234
                                                                                              -------------    -------------

Patent costs, net of accumulated amortization of $37,232 and $20,216, respectively (Note 1)         445,850          308,203
Other assets                                                                                          9,223           27,913
                                                                                              -------------    -------------

         Total assets                                                                         $   1,514,658    $   2,056,278
                                                                                              =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
         Accounts payable                                                                     $   2,598,678    $     856,216
         Accrued liabilities                                                                        449,251          441,778
         Sponsored research payable                                                                      --          235,757
         Current maturities of long-term debt (Note 5)                                            1,000,000               --
         Notes payable (Note 5)                                                                     975,000        4,000,000
                                                                                              -------------    -------------
                  Total current liabilities                                                       5,022,929        5,533,751

Convertible promissory note (Note 5)                                                              2,000,000        2,000,000
Long-term debt (Note 5)                                                                           8,500,000        3,000,000
Other long-term liabilities                                                                       1,377,713          608,803
Commitments and contingencies                                                                            --               --
                                                                                              -------------    -------------
                  Total liabilities                                                              16,900,642       11,142,554

Minority interest in subsidiary (Note 1)                                                                 --               --

Stockholders' equity (net capital deficiency) (Notes 3 & 4):
  Preferred stock, $.01 par value, authorized 3,000,000 shares:
      Series C cumulative convertible preferred stock, authorized 23,000 shares; 15,778
        and 14,708 shares issued and outstanding at December 31, 2002 and 2001, respectively            158              147
      Series D cumulative convertible exchangeable preferred stock, authorized 21,000 shares; 14,795 and 13,799 shares issued and outstanding at December 31, 2002 and 2001,
        respectively                                                                                    148              138
      Series E cumulative convertible non-exchangeable preferred stock, authorized
        9,000 shares; 3,378 and 2,124 shares issued and outstanding at December 31, 2002
        and 2001, respectively                                                                           34               21
      Series F convertible non-exchangeable preferred stock, 5,000 shares authorized; 5,000
        shares issued and outstanding at December 31, 2002 and 2001                                      50               50
   Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding
        29,563,712 and 29,001,602 shares at December 31, 2002 and 2001, respectively                295,637          290,016
   Additional paid-in capital                                                                    87,756,118       83,120,316
   Other comprehensive income                                                                            --               --
   Deficit accumulated during development stage                                                (103,438,129)     (92,496,964)
                                                                                              -------------    -------------
                   Total stockholders' equity (net capital deficiency)                          (15,385,984)      (9,086,276)
                                                                                              -------------    -------------
Total liabilities and stockholders' equity (net capital deficiency)                           $   1,514,658    $   2,056,278
                                                                                              =============    =============

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
                     2002, 2001 and 2000 and for the Period
             from October 17, 1986 (inception) to December 31, 2002

                                                                                                           October 17,
                                                                                                              1986
                                                                                                         (inception) to
                                                                   Years ended December 31,               December 31,
                                                      -----------------------------------------------
                                                           2002               2001           2000             2002
                                                      -------------    -------------    -------------    -------------
Revenues:
   Contract research revenue (Note 1)                 $       5,000    $     869,095    $     501,572    $   1,775,045
   Sublicense revenue (Note 6)                                5,000            5,000            5,000        1,375,000
                                                      -------------    -------------    -------------    -------------
     Total revenues                                          10,000          874,095          506,572        3,150,045

Expenses:
   Acquisition of research and development
     in-process technology (Note 6)                              --               --               --       29,975,000
   Research and development                               3,622,435        5,999,693        3,747,437       38,394,990
   General and administrative                             4,482,218        4,551,661        2,817,535       33,368,964
                                                      -------------    -------------    -------------    -------------

     Total expenses                                       8,104,653       10,551,354        6,564,972      101,738,954
                                                      -------------    -------------    -------------    -------------

Loss from operations                                     (8,094,653)      (9,677,259)      (6,058,400)     (98,588,909)

Interest income                                               8,411           58,438          124,908          797,798
Interest expense                                           (744,533)        (318,642)        (224,360)      (1,818,103)
Realized gain (loss) on sale of marketable                       --           79,706          239,629           (5,580)
  securities
Minority interest in loss of subsidiary (Note 1)            213,193          378,620          155,072        3,731,886
                                                      -------------    -------------    -------------    -------------

Net loss                                              $  (8,617,582)   $  (9,479,137)   $  (5,763,151)   $ (95,882,908)
                                                      =============    =============    =============    =============

Preferred stock dividends                                (2,361,114)      (2,084,392)      (1,830,094)      (8,090,634)
Accretion of mandatorily redeemable preferred stock              --               --               --         (103,400)
                                                      -------------    -------------    -------------    -------------

Net loss - attributable to common shares              $ (10,978,696)   $ (11,563,529)   $  (7,593,245)   $(104,076,942)
                                                      =============    =============    =============    =============

Basic and diluted weighted average common
  shares outstanding (Note 1)                            29,425,210       28,963,562       27,956,119       11,780,412

Basic and diluted net loss per share of common
  stock (Note 1):                                     $        (.37)   $        (.40)   $        (.27)   $       (8.83)

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
      For the Period from October 17, 1986 (Inception) to December 31, 2002
                                   (Unaudited)

                                                                                     Notes receivable
                                                                                      in connection      Additional
                                                       Preferred        Common         with sale of       paid-in
                                                         stock           stock             stock          capital
Balance at October 17, 1986 ......................   $          --   $          --    $          --    $          --
   Common stock issued ...........................              --      11,487,457          110,000       30,628,244
   Reincorporation in Delaware at $.01 par value .              --     (11,220,369)              --       11,220,369
   Common stock subscribed .......................              --              --         (110,000)              --
   Common stock options and warrants issued ......              --              --               --          444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C ...              --           6,000               --        1,644,000
   Common stock options extended .................              --              --               --          215,188
   Accretion of issuance costs for Series A
   preferred stock................................              --              --               --               --
   Series C preferred stock issued ...............             115              --               --       11,499,885
   Series C preferred stock dividends ............              13              --               --        1,279,987
   Series D preferred stock issued ...............             120              --               --       12,014,880
   Series F preferred stock issued ...............              50              --               --        4,691,255
   Comprehensive income (loss):
       Unrealized gain on marketable securities ..              --              --               --               --
       Net loss ..................................              --              --               --               --
       Comprehensive loss ........................              --              --               --               --
                                                     -------------   -------------    -------------    -------------
Balance at December 31, 1999 .....................             298         273,088               --       73,638,128
   Common stock issued ...........................              --          15,738               --        3,796,072
   Repurchase and retirement of common stock .....              --            (910)              --         (312,279)
   Series C preferred stock dividends ............               9              --               --          931,991
   Series D preferred stock dividends ............               9              --               --          854,991
   Series E preferred stock issued ...............              10              --               --          999,990
   Series E preferred stock dividends ............              --              --               --            4,000
   Common stock warrants issued ..................              --              --               --          195,202
   Comprehensive income (loss)
       Unrealized loss on marketable securities ..              --              --               --               --
       Net loss ..................................              --              --               --               --
       Comprehensive loss ........................              --              --               --               --
                                                     -------------   -------------    -------------    -------------
Balance at December 31, 2000 .....................             326         287,916               --       80,108,095
   Common stock issued ...........................              --           4,251               --          481,201
   Repurchase and retirement of common stock .....              --          (2,151)              --         (640,691)
   Series C preferred stock dividends ............              10              --               --          995,990
   Series D preferred stock dividends ............               9              --               --          928,991
   Series E preferred stock issued ...............              10              --               --          999,990
   Series E preferred stock dividends ............               1              --               --          119,999
   Common stock warrants issued ..................              --              --               --          126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities ..              --              --               --               --
       Net loss ..................................              --              --               --               --
       Comprehensive loss ........................              --              --               --               --
                                                     -------------   -------------    -------------    -------------
Balance December 31, 2001 ........................             356         290,016               --       83,120,316
   Common stock issued ...........................              --           5,621               --        1,001,379
   Series C preferred stock dividends ............              11              --               --        1,069,989
   Series D preferred stock dividends ............              10              --               --          995,990
   Series E preferred stock issued ...............              10              --               --          999,990
   Series E preferred stock dividends ............               3              --               --          253,997
   Common stock warrants issued and options
   accelerated ...................................              --              --               --          314,457
   Net loss ......................................              --              --               --               --
                                                     -------------   -------------    -------------    -------------
Balance December 31, 2002 ........................   $         390   $     295,637    $          --    $  87,756,118
                                                     =============   =============    =============    =============

                                                                         Deficit           Total
                                                         Other         accumulated     stockholders'
                                                      comprehen-         during         equity (net
                                                      sive income      development         capital
                                                         (loss)            stage         deficiency)
Balance at October 17, 1986 ......................   $          --    $          --    $          --
   Common stock issued ...........................              --               --       42,225,701
   Reincorporation in Delaware at $.01 par value .              --               --               --
   Common stock subscribed .......................              --               --         (110,000)
   Common stock options and warrants issued ......              --               --          444,320
   Issuance of common stock in connection with
       acquisition of Camelot Pharmacal, L.L.C ...              --               --        1,650,000
   Common stock options extended .................              --               --          215,188
   Accretion of issuance costs for Series A
   preferred stock................................              --         (103,400)        (103,400)
   Series C preferred stock issued ...............              --               --       11,500,000
   Series C preferred stock dividends ............              --       (1,283,389)          (3,389)
   Series D preferred stock issued ...............              --               --       12,015,000
   Series F preferred stock issued ...............              --               --        4,691,305
   Comprehensive income (loss):
       Unrealized gain on marketable securities ..         169,387               --               --
       Net loss ..................................              --      (72,023,039)              --
       Comprehensive loss ........................              --               --      (71,853,652)
                                                     -------------    -------------    -------------
Balance at December 31, 1999 .....................         169,387      (73,409,828)         671,073
   Common stock issued ...........................              --               --        3,811,810
   Repurchase and retirement of common stock .....              --               --         (313,189)
   Series C preferred stock dividends ............              --         (934,045)          (2,045)
   Series D preferred stock dividends ............              --         (855,750)            (750)
   Series E preferred stock issued ...............              --               --        1,000,000
   Series E preferred stock dividends ............              --           (4,750)            (750)
   Common stock warrants issued ..................              --               --          195,202
   Comprehensive income (loss):
       Unrealized loss on marketable securities ..         (11,920)              --               --
       Net loss ..................................              --       (5,763,151)              --
       Comprehensive loss ........................              --               --       (5,775,071)
                                                     -------------    -------------    -------------
Balance at December 31, 2000 .....................         157,467      (80,967,524)        (413,720)
   Common stock issued ...........................              --               --          485,452
   Repurchase and retirement of common stock .....              --               --         (642,842)
   Series C preferred stock dividends ............              --         (999,278)          (3,278)
   Series D preferred stock dividends ............              --         (929,603)            (603)
   Series E preferred stock issued ...............              --               --        1,000,000
   Series E preferred stock dividends ............              --         (121,422)          (1,422)
   Common stock warrants issued ..................              --               --          126,741
   Comprehensive income (loss):
       Unrealized loss on marketable securities ..        (157,467)              --               --
       Net loss ..................................              --       (9,479,137)              --
       Comprehensive loss ........................              --               --       (9,636,604)
                                                     -------------    -------------    -------------
Balance December 31, 2001 ........................              --      (92,496,964)      (9,086,276)
   Common stock issued ...........................              --               --        1,007,000
   Series C preferred stock dividends ............              --       (1,071,913)          (1,913)
   Series D preferred stock dividends ............              --         (996,710)            (710)
   Series E preferred stock issued ...............              --               --        1,000,000
   Series E preferred stock dividends ............              --         (254,960)            (960)
   Common stock warrants issued and options
   accelerated ..................................              --               --           314,457
   Net loss ......................................              --       (8,617,582)      (8,617,582)
                                                     -------------    -------------    -------------
Balance December 31, 2002 ........................   $          --    $(103,438,129)   $ (15,385,984)
                                                     =============    =============    =============

                 See notes to consolidated financial statements.

                SHEFFIELD PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a development stage enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 2002, 2001 and 2000 and for the Period from
                October 17, 1986 (Inception) to December 31, 2002

                                                                                                                    October 17, 1986
                                                                                Years ended December 31,             (inception) to
                                                                     --------------------------------------------     December 31,
                                                                         2002            2001            2000             2002
                                                                     ------------    ------------    ------------     ------------
Cash flows from operating activities:
   Net loss                                                          $ (8,617,582)   $ (9,479,137)   $ (5,763,151)    $(95,882,908)
   Adjustments to reconcile net loss to net cash used by
     development stage activities:
        Issuance of common stock, stock options/warrants
          for services                                                    314,457         126,741         207,202        3,133,825
        Depreciation and amortization                                     154,128         130,554         118,775          883,018
        Non-cash acquisition of research and development
          in-process technology                                                 -               -               -        1,650,000
        (Gain) loss realized on sale of marketable securities                   -         (79,706)       (239,629)           5,580
        Decrease (increase) in clinical supplies, prepaid
          expenses & other current assets                                   5,511          26,642        (395,035)        (567,160)
        Decrease (increase) in milestone advance receivable                     -       1,000,000      (1,000,000)               -
        Decrease (increase) in other assets                                18,690         (12,083)           (188)          49,819
        Increase in accounts payable and accrued liabilities            2,002,977         352,646         615,636        3,157,125
        (Decrease) increase in sponsored research payable                (235,757)              -        (185,924)         577,070
        Increase in other long-term liabilities                           768,910         214,948         211,160        1,436,480
        Other                                                            (235,918)       (287,293)       (151,187)        (677,787)
                                                                     ------------    ------------    ------------     ------------
Net cash used by development stage activities                          (5,824,584)     (8,006,688)     (6,582,341)     (86,234,938)
                                                                     ------------    ------------    ------------     ------------

Cash flows from investing activities:
     Proceeds from sale of marketable securities                                -         249,661         419,674          844,420
     Acquisition of laboratory and office equipment, and
       leasehold improvements                                             (31,029)       (200,570)        (86,107)        (903,419)
     Acquisition of patents                                              (154,662)        (60,235)        (63,901)        (483,081)
     Other                                                                  4,750               -               -          (52,337)
                                                                     ------------    ------------    ------------     ------------
Net cash provided (used) by investing activities                         (180,941)        (11,144)        269,666         (594,417)
                                                                     ------------    ------------    ------------     ------------

Cash flows from financing activities:
     Payments on debt and capital leases                                   (8,578)         (7,428)         (6,435)        (858,614)
     Net proceeds from issuance of:
         Debt                                                           3,475,000       5,000,000       1,000,000       15,525,000
         Common stock                                                           -               -       2,015,625       23,433,660
         Preferred stock                                                1,000,000       1,000,000       1,000,000       35,741,117
     Proceeds from exercise of warrants/stock options                   1,007,000         485,452       1,784,185       14,770,358
     Repurchase and retirement of common stock                                  -        (642,842)       (313,189)        (956,031)
     Other                                                                      -               -               -         (500,024)
                                                                     ------------    ------------    ------------     ------------
Net cash provided by financing activities                               5,473,422       5,835,182       5,480,186       87,155,466

Net (decrease) increase in cash and cash equivalents                     (532,103)     (2,182,650)       (832,489)         326,111
Cash and cash equivalents at beginning of period                          859,298       3,041,948       3,874,437            1,084
                                                                     ------------    ------------    ------------     ------------
Cash and cash equivalents at end of period                           $    327,195    $    859,298    $  3,041,948     $    327,195
                                                                     ============    ============    ============     ============

Noncash investing and financing activities:
     Common stock, stock options and warrants issued for services    $    314,457    $    126,741    $    207,202     $  3,133,825
     Common stock redeemed in payment of notes receivable                       -               -               -           10,400
     Acquisition of research and development in-process                         -               -               -        1,655,216
      technology
     Common stock issued for intellectual property rights                       -               -               -          866,250
     Common stock issued to retire debt                                         -               -               -          600,000
     Common stock issued to redeem convertible securities                       -               -               -        5,353,368
     Securities acquired under sublicense agreement                             -               -               -          850,000
     Equipment acquired under capital lease                                     -               -               -          121,684
     Notes payable converted to common stock                                    -               -               -          749,976
     Stock dividends                                                    2,323,583       2,050,305       1,794,545        7,815,257

Supplemental disclosure of cash information:  Interest paid          $      6,894    $      7,060    $      2,940     $    293,214
                                    Income taxes paid                           -               -               -                -

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

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company is in the development stage and to date has been principally engaged in research, development and licensing efforts. The Company has generated minimal operating revenue, sustained significant net operating losses, and requires additional capital that the Company intends to obtain through out-licensing of rights to its technology, as well as through equity and debt offerings, to continue to operate its business. The Company's ability to meet its obligations as they become due and to continue as a going concern must be considered in light of the expenses, difficulties and delays frequently encountered in developing a new business, particularly since the Company will focus on product development that may require a lengthy period of time and substantial expenditures to complete. Even if the Company is able to successfully develop new products, there can be no assurance that the Company will generate sufficient revenues from the sale or licensing of such products to be profitable. Management believes that the Company's ability to meet its obligations as they become due and to continue as a going concern through December 2003 is dependent upon obtaining additional funding. In an effort to meet its capital requirement, the Company is evaluating various financing alternatives including private offerings of its securities, debt financing, and collaboration and licensing arrangements with other companies. However, the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Comprehensive Income (Loss) - SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and applies to all enterprises. Other comprehensive income or loss shown in the consolidated statements of stockholders' equity at December 31, 2002, 2001 and 2000 is solely comprised of unrealized gains or losses on marketable securities. The unrealized loss on marketable securities during 2001 and 2000 includes reclassification adjustments of $79,706 and $239,629, respectively, for gains realized in income from the sale of the securities.

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

2.     LEASES

         The Company leases its office space under a month-to-month operating lease.

         Rent expense relating to operating leases for the years ended December 31, 2002, 2001 and 2000 was $231,959, $226,759, and $219,859, respectively.

3.     STOCKHOLDERS' EQUITY

         Preferred Stock

         In June 1998, the Company issued 4,571,428 shares of Common Stock and 11,500 shares of Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"), convertible into shares of Common Stock of the Company or of its wholly owned subsidiary, SPD, for $17.5 million pursuant to a definitive agreement with an affiliate of Elan Corporation, plc ("Elan"), Elan International Services, Ltd. ("Elan International"). The Series C Preferred Stock earns cumulative dividends payable in shares of Series C Preferred Stock at an annual rate of 7.0% on the stated value of each outstanding share of Series C Preferred Stock on the dividend date. Elan International also received a warrant to purchase 990,000 shares of Common Stock of the Company exercisable from December 31, 1998 through January 30, 2005 at an exercise price of $2.00 per share. On April 5, 2002, Elan International exercised a portion of this warrant and purchased 495,000 shares of our common stock at $2.00 per share. Under the terms of the agreement, the Company, through SPD, acquired certain pulmonary delivery technologies for the sum of $12.5 million in cash (see Note
6). All of the outstanding Common Stock of SPD was pledged to Elan during the term of the agreement. Subject to certain conditions and the making of certain payments to the Company, Elan International had the option to acquire all or a portion of the outstanding stock of SPD. On August 21, 2002 the Company ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, the Company will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. The Company has also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo. The net book value of SPD is $.1 million as of December 31, 2002. The Company issued stock dividends totaling 1,070 and 996 shares of Series C Preferred Stock and cash dividends for fractional shares of $1,913 and $3,278 for the years ended December 31, 2002 and 2001, respectively.

         In October 1999, pursuant to a definitive agreement, the Company and Elan International formed RSD to develop certain respiratory steroid products. Under the terms of the agreement, the Company issued to Elan International 12,015 shares of Series D Cumulative Convertible Exchangeable Preferred Stock ("Series D Preferred Stock"), convertible into shares of Common Stock of the

Company at $4.86 per Common Share or exchangeable for an additional 30.1% ownership interest in the new joint venture, for $12.0 million. The Series D Preferred Stock earns cumulative dividends payable in shares of Series D Preferred Stock at an annual rate of 7.0% on the stated value of each outstanding share of Series D Preferred Stock on the dividend date. The Company issued stock dividends totaling 996 and 929 shares of Series D Preferred Stock and cash dividends for fractional shares of $710 and $603 for the years ended December 31, 2002 and 2001, respectively. Elan International also has committed to purchase, on a drawdown basis, up to $4.0 million of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock"), convertible into shares of Common Stock of the Company at $3.89 per Common Share. During 2002, 2001 and 2000, Elan International purchased a total of $3.0 million of the Series E Preferred Stock. The proceeds from the sale of Series E Preferred Stock were utilized by the Company to fund its portion of RSD's operating and development costs. As further discussed in Note 5, in November 2002, the Company and Elan International terminated a 1999 license agreement. As a result of this termination, and the transfer of all of the intellectual property rights of RSD to the Company and Elan International, Elan International is no longer obligated to purchase additional shares of Series E Preferred Stock. The Series E Preferred Stock earns cumulative dividends payable in shares of Series E Preferred Stock at an annual rate of 9.0% on the stated value of each outstanding share of Series E Preferred Stock on the dividend date. The Company issued stock dividends totaling 254 and 120 shares of Series E Preferred Stock and cash dividends for fractional shares of $960 and $1,422 for the years ended December 31, 2002 and 2001, respectively. In addition to the above, the Company issued to Elan International 5,000 shares of Series F Convertible Non-Exchangeable Preferred Stock ("Series F Preferred Stock"), convertible into shares of Common Stock of the Company at $3.40 per Common Share, for $5.0 million. The proceeds of the Series F Preferred Stock were utilized by the Company for its own operating purposes. The holders of the Series F Preferred Stock may be entitled to receive dividends on a pari passu basis with the holders of Common Stock. As part of the transaction, Elan International also received a warrant to purchase 150,000 shares of Common Stock of the Company at an exercise price of $6.00 per share (see Note 6).

         Common Stock

         During 1998, the Company entered into an agreement with Zambon Group, SpA ("Zambon") for a sublicense to the Company's proprietary Premaire(R) Delivery System ("Premaire"), a portable nebulizer-based pulmonary delivery system (see Note 6). Pursuant to an option agreement dated April 15, 1998, the Company issued 800,000 shares of Common Stock to Zambon for $650,000 in cash. On June 15, 1998, the Company entered into the definitive agreement, resulting in the issuance of an additional 1,846,153 shares of Common Stock to Zambon for $1.5 million. On October 17, 2001, as part of the September 28, 2001 amendment of the Company's 1998 agreement with Zambon, the Company repurchased from Zambon, 214,997 shares of common stock for $3.0233 per share ("Repurchase Price"). In addition, the Company received an option, which expired December 31, 2002, to repurchase the remaining shares of the Company's common stock held by Zambon at the Repurchase Price

         In December 2000, the Company entered into a stock purchase agreement with The Tail Wind Fund Ltd. ("Tail Wind"). Under the agreement, the Company issued and sold 626,950 shares of Common Stock and a warrant to purchase 112,500 shares of Common Stock at an exercise price of $4.9844 per share for total cash consideration of $2.3 million. The net proceeds from the transaction of $2.0 million were available to be used for general corporate purposes. Pursuant to the stock purchase agreement, until at least August 29, 2002, if Sheffield sold shares of Common Stock or securities convertible into or exercisable for Common Stock for less than $3.5888 per share, Sheffield was obligated to issue to Tail Wind additional shares so that the number of shares purchased by Tail Wind in the December 2000 private placement plus the additional shares issued to Tail Wind equaled the number of shares that Tail Wind could have purchased for $2.3 million at the price per share at which the new shares were sold. In addition, in the event that the Company is required to issue additional shares to Tail Wind, Sheffield may not issue an aggregate of over 5,630,122 shares of Common Stock in total to Tail Wind in connection with the December 2000 private placement. If the Company would otherwise be required to issue more than 5,630,122 shares to Tail Wind, Sheffield must instead pay Tail Wind 105% of the cash value of such shares the Company does not issue. This obligation has expired and is no longer applicable.

4.     STOCK OPTIONS AND WARRANTS

Stock Option Plan - The 1993 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors in August 1992 and approved by the stockholders at the annual meeting in December 1993. An amendment to the Option Plan increasing the number of shares of Common Stock available for issuance thereunder from 3 million shares to 4 million shares received stockholder approval on July 15, 1998. The Option Plan permits the grant to employees and officers of the Company of both incentive stock options and non-statutory stock options. The Option Plan is administered by the Board of Directors or a committee of the Board, which determines the persons to whom options will be granted and the terms thereof, including the exercise price, the number of shares subject to each option, and the exercisability of each option. The exercise price of all options for Common Stock granted under the Option Plan must be at least equal to the fair market value on the date of grant in the case of incentive stock options, and 85% of the fair market value on the date of grant in the case of non-statutory stock options. Options generally expire five to ten years from the date of grant and vest either over time or upon the Company's Common Stock attaining a set market price for a certain number of trading days. Certain employment agreements provide for an immediate vesting of all unvested options held by the employee upon a change of control of the Company. Upon such a change of control, recognition of compensation expense may be triggered, the amount of which cannot be determined at this time. As of December 31, 2002, there are 1,116,000 shares available for grant under the Option Plan.

Restricted Stock Plan - The 1993 Restricted Stock Plan (the "Restricted Plan") was adopted by the Board of Directors in August 1992 and approved by the stockholders at the annual meeting in December 1993. The Restricted Plan authorized the grant of a maximum of 150,000 shares of Common Stock to key employees, consultants, researchers and members of the Company's Scientific Advisory Board. The Restricted Plan is administered by the Board of Directors or a committee of the Board, which determines the person to whom shares will be granted and the terms of such share grants. As of December 31, 2002, no shares have been granted under the Restricted Plan.

Directors Stock Option Plan - The 1996 Directors Stock Option Plan (the "Directors Plan") was adopted by the Board of Directors and approved by the stockholders on June 20, 1996. Under the Directors Plan, the maximum aggregate number of shares that may be optioned and sold is 500,000 shares of Common Stock. The Directors Plan initially granted each eligible director 15,000 stock options. To the extent that shares remain available, any new directors shall receive the grant of an option to purchase 25,000 shares. To the extent that shares remain available under the Directors Plan, on January 1 of each year commencing January 1, 1997, each eligible director shall be granted an option to purchase 15,000 shares. The exercise price of all options granted under the Directors Plan shall be the fair market value at the date of the grant. Options generally expire five years from the date of grant. As of December 31, 2002, there are 265,000 shares available for grant under the Directors Plan.

         SFAS No. 123 requires pro forma information regarding net income and earnings per share as if the Company has accounted for its stock options granted subsequent to December 31, 1994, under the fair value method of SFAS No. 123. The fair value of these stock options is estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, risk-free interest rate ranging from 3.49% to 6.36%; expected volatility ranging from 0.653 to 0.996; expected option life of three to ten years from vesting and an expected dividend yield of 0.0%.

         For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                     2002                  2001                 2000
                                                 ------------          ------------         ------------
Pro forma net loss....................           $(11,338,200)         $(12,479,299)        $(10,036,410)
Pro forma basic net loss per share of
  common stock........................           $       (.39)         $       (.43)        $       (.36)

         Transactions involving stock options and warrants are summarized as follows:

                                                                     Years Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                            2002                               2001                               2000
                                -----------------------------     ------------------------------    -------------------------------
                                                   Weighted                           Weighted                            Weighted
                                                   Average                            Average                              Average
                                Common Stock       Exercise         Common Stock      Exercise        Common Stock        Exercise
                              Options/Warrants      Price         Options/Warrants      Price        Options/Warrants      Price
                              ----------------   ------------     ----------------   ------------    ----------------   -----------
Outstanding, January 1              6,185,469    $      3.18           6,921,629     $      3.02           7,782,954    $      2.59
         Granted                      127,742           3.65             156,940            4.44           1,041,040           5.34
         Expired                    1,270,039           3.42             250,000            2.99             660,820           2.90
         Exercised                    643,000           1.93             558,100            1.73           1,241,545           2.32
         Canceled                     184,800           5.03              85,000            3.21                  --             --
                                  -----------    -----------         -----------     -----------         -----------    -----------
Outstanding, December 31            4,215,372    $      3.23           6,185,469     $      3.18           6,921,629    $      3.02
                                  ===========    ===========         ===========     ===========         ===========    ===========
Exercisable at end of year          4,054,372    $      3.14           4,525,969     $      2.77           5,049,613    $      2.57
                                  ===========    ===========         ===========     ===========         ===========    ===========

During the period January 1, 2000 through December 31, 2002, the exercise prices and weighted average fair value of options and warrants granted by the Company were as follows:

Year                 Number of Options/Warrants             Exercise Price            Weighted Average Fair Value
----                 --------------------------             --------------            ---------------------------
2000                          1,041,040                      $3.50 - 7.00                        $3.37
2001                            156,940                      $3.58 - 5.25                        $3.03
2002                            127,742                      $1.40 - 4.69                        $2.37

At December 31, 2002, outstanding warrants to purchase the Company's Common Stock are summarized as follows:

   Range of                                                Weighted Average Remaining
Exercise Prices              Outstanding Warrants           Contractual Life (Years)      Weighted Average Exercise Price
---------------              --------------------           ------------------------      -------------------------------
 $1.38 - $2.00                       576,115                          2.35                             $1.94
 $2.31 - $4.98                       251,733                          2.94                             $4.50
 $5.00 - $6.13                       206,524                          3.27                             $5.92
                                   ---------
     Total                         1,034,372                          2.68                             $3.36
                                   =========

  At December 31, 2002, outstanding options to purchase the Company's Common Stock are summarized as follows:

   Range of                                                Weighted Average Remaining
Exercise Prices               Outstanding Options           Contractual Life (Years)      Weighted Average Exercise Price
---------------               -------------------          --------------------------     -------------------------------
 $1.24 - $2.69                       828,000                          2.57                             $1.69
 $2.75 - $3.13                     1,358,000                          2.13                             $2.78
 $3.50 - $7.00                       995,000                          5.26                             $4.98
                                   ---------
     Total                         3,181,000                          3.23                             $3.18
                                   =========

5.     NOTES PAYABLE AND LONG-TERM DEBT

         Notes Payable

         On September 6, 2002, the Company entered into a $.5 million unsecured debt financing with certain shareholders of the Company. The promissory notes provided for interest at the rate of 7% per annum and originally matured on January 1, 2003. Upon maturity, the Company would repay principal and accrued interest on each note, and at the Company's discretion, either a premium of approximately 14% of the principal amount, or a warrant to purchase the number of shares of the Company's common stock equal to the principal amount of each note. Any warrants to be issued under the notes would have an exercise price equal to $.60 per share, the closing price of the Company's common stock on the closing date of the notes. The outstanding principal balance of the promissory notes at December 31, 2002 was $.5 million. On January 1, 2003, the Company amended and restated the promissory notes ("Amended Notes"). The Amended Notes provide for interest at the rate of 7% per annum and mature on May 15, 2003. Upon maturity of $225,000 of the notes, the Company will repay principal and accrued interest on each Amended Note, and at the Company's discretion, either a premium of approximately 14% of the principal amount, or issue a warrant to purchase the number of shares of Sheffield common stock equal to the principal amount of each Amended Note. Any warrants issued under the Amended Notes will have an exercise price of $.19 per share, the closing price of the Company's common stock on the closing date of the Amended Notes. Upon maturity of $250,000 of the Amended Notes, the Company will repay principal and accrued interest on each Amended Note, and at the Company's discretion, either a premium of approximately 28% of the principal amount, or issue warrants to purchase an aggregate of 500,000 shares of the Company's common stock, of which 250,000 shares will have an exercise price of $.60 per share, and 250,000 shares will have an exercise price of $.19 per share. Upon amending and restating certain of these notes, the Company issued to certain noteholders warrants to purchase a total of 225,000 of the Company's common stock at an exercise price of $.60 per share.

         On November 8, 2002 the Company entered into an agreement with Elan Pharma International Ltd. ("Elan Pharma"). Under the terms of the agreement, the Company received proceeds of $.5 million evidenced by an unsecured demand promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. Also as part of the agreement, the parties terminated the 1999 license agreement for the Elan NanoCrystal technology made between Elan Pharma and RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield. The outstanding principal balance of the promissory notes at December 31, 2002 was $.5 million.

         Convertible Promissory Note

         As part of the 1998 agreement with Elan, Elan agreed to make available to the Company a Convertible Promissory Note ("Convertible Note") that provides the Company the right to borrow up to $2.0 million, subject to satisfying certain conditions. No more than $500,000 may be drawn under the Convertible
Note in any calendar quarter and at least one-half of the proceeds must be used to fund SPD's development activities. The principal outstanding under the Convertible Note bears interest at the prime rate plus 1% and, if not previously converted, matures on June 30, 2005. Prior to repayment, Elan has the right to convert all principal and accrued interest into shares of the Company's Common Stock at a conversion price of $1.75 per share. The outstanding principal balance of the Convertible Note at December 31, 2002 and 2001 was $2.0 million, and accrued interest was $.6 million and $.4 million at December 31, 2002 and 2001, respectively. The prime rate was 4.25% and 4.75% at December 31, 2002 and 2001, respectively.

         Long-Term Debt

         In August 2001, the Company entered into a Note Purchase Agreement ("Agreement") with Elan Pharma, pursuant to which Elan Pharma agreed to lend the Company up to $4 million. On April 4, 2002, the Company amended the Agreement. Under the terms of the amended Agreement, Elan Pharma agreed to increase the principal amount of the loan available from $4 million to $5 million and extend the maturity date from November 14, 2002 to April 4, 2004. On April 5, 2002, the Company received proceeds on the loan of $1 million, increasing the total borrowings to $5 million. All borrowings under the Agreement are evidenced by a $5 million unsecured promissory note of the Company that provides for interest on principal and semi-annually compounded interest at a fixed rate of 10% per annum. The outstanding principal balance of the Agreement at December 31, 2002 and 2001 was $5 million and $4 million, respectively. Due to the modification of the maturity date, the borrowings under the Agreement, totaling $5 million at December 31, 2002, have been classified in the Company's balance sheet as long-term debt.

         In September 2001, in connection with the amendment of its 1998 agreement with Zambon, the Company entered into a Loan and Security Agreement (the "Loan") with Zambon, pursuant to which Zambon agreed to lend the Company $2.5 million. The Company received $1.0 million upon signing of the Loan, with additional borrowings of $1.0 million and $.5 million on January 1, 2002 and April 1, 2002, respectively. The Loan provides for interest on principal and annually compounded interest at a fixed rate of 2% per annum and is secured by certain security interests in respiratory products developed in the Premaire. One third of the principal balance, together with interest, is payable by the Company upon the Company's execution of an agreement with one or more third parties to develop, co-promote and/or sell certain products in North America, with all remaining unpaid principal and interest due on December 31, 2005. The outstanding principal balance of the Loan was $2.5 million and $1.0 million at December 31, 2002 and 2001, respectively.

         In conjunction with the completion of the Phase I/II Premaire albuterol trial in 1999 and the demonstration of the technical feasibility of delivering an inhaled steroid formulation in the Premaire in 2000, Zambon provided the Company with two $1.0 million interest-free advances against future milestone payments. The second advance was received in January 2001 and was reflected in the accompanying financial statements as a milestone advance receivable at December 31, 2000. The proceeds from these advances were not restricted as to their use by the Company (see Note 6). As part of the amendment of its 1998 agreement with Zambon, the terms of all milestone advances received from Zambon were modified in that the Company shall repay $1.0 million of the advance milestone payments upon the earlier of December 31, 2003, or upon the first regulatory approval for either albuterol or an inhaled steroid delivered in the Premaire. The remaining $1.0 million advance shall be repaid by the Company on the earlier of December 31, 2005, or the regulatory approval of the second product (albuterol or an inhaled steroid) delivered in the Premaire. Due to the modification in the repayment terms, the advances, totaling $2.0 million at both December 31, 2002 and 2001, have been reclassified in the Company's balance sheet as long-term debt.

6.     RESEARCH AND DEVELOPMENT AGREEMENTS

         Pulmonary Delivery Technologies

         In June 1998, the Company sublicensed to Zambon worldwide marketing and development rights to respiratory products to be delivered by the Premaire in return for an equity investment in the Company (approximately 10%). From June 1998 to September 2001,

Zambon funded the development costs for the respiratory compounds delivered by Premaire. In September 2001, the Company amended its 1998 agreement with Zambon whereby the Company regained the rights to the Premaire previously granted to Zambon. Upon commercialization, Zambon will be entitled to certain royalties on payments received by Sheffield for albuterol, ipratropium and cromolyn sales for specified periods.

         In June 1998, the Company issued certain equity securities pursuant to an agreement with Elan (see Note 3). Under the terms of the agreement, the Company, through its wholly owned subsidiary, SPD, acquired certain pulmonary delivery technologies from Elan for $12.5 million in cash. In July 1998, SPD acquired from Aeroquip-Vickers, Inc. a new generation propellant-based pulmonary delivery system called the Tempo(TM) Inhaler for $.9 million. The payments for these technologies were expensed during 1998 as acquired R&D in-process technology since the technologies acquired had not demonstrated technological feasibility and had no alternative future uses. SPD holds the rights to all systemic disease applications of the Tempo technology while Sheffield retains the rights to develop the respiratory disease applications of Tempo. The Company is responsible for the development of these technologies. On August 21, 2002 the Company ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, the Company will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. The Company has also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo. At December 31, 2002, the Company was not committed to fund any additional costs related to SPD's systemic development programs.

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

7.     INCOME TAXES

         At December 31, 2002, the Company had available net operating loss carryforwards for regular federal income tax purposes of approximately $58.8 million, of which $27.5 million will expire between 2007 and 2012, and $31.3 million will expire between 2018 and 2022, if not utilized. Utilization of the Company's net operating loss carryforwards may be subject to an annual limitation as a result of the "changes in ownership" provisions of the Internal Revenue Code Section 382. Future changes in ownership may limit net operating loss carryforwards generated in the year of change.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset at December 31, 2002 and 2001, which are considered noncurrent, are as follows:

DEFERRED TAX ASSETS                                     2002                   2001
                                                    ------------          ------------
Net operating loss carryforwards.........           $ 22,343,000          $ 19,348,000
Costs capitalized for tax purposes........             1,645,000             1,810,000
Deferred tax asset valuation allowance..             (23,988,000)          (21,158,000)
                                                    ------------          ------------
   Net deferred tax asset....................       $         --          $         --
                                                    ============          ============

         The Company has recorded a valuation allowance for the entire deferred tax asset due to the uncertainty of its realization. The deferred tax asset will be amortized into taxable income over a useful life of 15 years.

8.     SUBSEQUENT EVENT

         On February 25, 2003, the Company entered into a $.5 million secured debt financing with certain shareholders of the Company and a third party. The promissory note with the third party provides up to $.45 million of financing which the Company, at its option, can draw down in three equal installments. The Company received the first installment on February 25, 2003, with additional equal installments available on or before March 25, 2003 and April 25, 2003. The note provides for interest at the rate of 9% per annum and matures on the closing of a licensing transaction for the Unit Dose NanoCrystal(TM) Budesonide drug product being developed through Respiratory Steroid Development Ltd., the Company's joint venture with Elan Corporation. The promissory note will be secured by a priority claim on the Company's interest in the Unit Dose Budesonide product. Upon maturity, the Company will repay principal and accrued interest on the note, a premium of 100% of the outstanding balance of the note, and a warrant to purchase the number of shares of the Company's common stock equal to the principal amount of the note drawn down by the Company. Any warrants to be issued under the note arrangement will have an exercise price of $.20 per share. The promissory notes with certain of the shareholders provide an additional $.03 million of financing received upon signing of the notes. These notes include essentially the same terms and conditions as the aforementioned notes with certain parties.

Quarterly financial data for 2002 and 2001 is summarized below:

                                                                  Three Months Ended
                                              ---------------------------------------------------------
                                                 Mar 31         Jun 30         Sep 30         Dec 31
                                              -----------    -----------    -----------    ------------
2002:
Total revenues                                $        --    $    10,000    $        --    $        --
Operating loss                                 (3,092,456)    (3,054,870)    (1,138,873)      (808,454)
Net loss                                       (3,133,583)    (3,176,896)    (1,302,732)    (1,004,371)
Basic and diluted net loss per common share          (.13)          (.13)          (.06)          (.05)

2001:
Total revenues                                $   180,747    $   693,348    $        --    $        --
Operating loss                                 (1,623,295)    (2,360,545)    (2,717,608)    (2,975,811)
Net loss                                       (1,580,410)    (2,279,410)    (2,592,821)    (3,026,496)
Basic and diluted net loss per common share          (.07)          (.10)          (.11)          (.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and their positions with the Company are set forth below.

        Name                              Age    Director Since                            Position
--------------------                      ---    --------------              --------------------------------------
John M. Bailey                             55    April 1997                  Chairman, Director

Thomas M. Fitzgerald                       53    September 1996              President, Chief Executive Officer and
                                                                             Director

Digby W. Barrios                           65    April 1997                  Director

Allan M. Fox                               55    April 2002                  Director

Thomas A. Armer                            49    --                          Vice President - Pulmonary Delivery
                                                                                Systems, Chief Scientific Officer

         JOHN M. BAILEY. Mr. Bailey has been a Director of the Company since April 1997 and has served as Chairman of the Company since April 2002. Mr. Bailey is the founder and majority shareholder of Bailey Associates, a consulting firm specializing in providing companies with strategic advice and support through mergers, collaborations and divestments. From 1978 to 1996, Mr. Bailey was employed by Fisons Group plc, U.K.-based ethical pharmaceutical company ("Fisons") where he held a number of senior positions. In 1993, Mr. Bailey was appointed to the main board of Fisons and, in 1995, he was appointed Corporate Development Director of Fisons. In that role, he was directly responsible for worldwide strategic and corporate development and for all merger, divestment, acquisition and business development activities of Fisons Group worldwide.

         THOMAS M. FITZGERALD. Mr. Fitzgerald has been a Director of the Company since September 1996 and has served as President and Chief Executive Officer since April 2002. From December 1997 to April 2002, Mr. Fitzgerald served as the Chairman of the Company. From June 1996 to December 1997, Mr. Fitzgerald served as Chief Operating Officer of the Company and, from February 1997 to December 1997, he served as President of the Company. From 1989 to 1996, Mr. Fitzgerald was the Vice President and General Counsel of Fisons Corporation, an operating unit of Fisons. Mr. Fitzgerald was Assistant General Counsel of SmithKline Beecham prior to joining Fisons.

         DIGBY W. BARRIOS. Mr. Barrios has been a Director of the Company since April 1997. Since 1992, Mr. Barrios has been a private consultant to the pharmaceutical industry. Mr. Barrios served from 1985 to 1987 as Executive Vice President, and from 1988 to 1992 as President and Chief Executive Officer, of Boehringer Ingelheim Corporation. Mr. Barrios is also a member of the Board of Directors of Sepracor Inc.

         ALLAN M. FOX. Mr. Fox has been a Director of the Company since April 2002. Since 1986, Mr. Fox has been a partner in the firm now known as FoxKiser, a firm Mr. Fox founded specializing in identifying and enhancing business opportunities and improving competitive market position in the pharmaceutical and biotechnology industries. Previously, Mr. Fox served as Chief of Staff and Chief Legislative Assistant to U.S. Senator Jacob K. Javits of New York and Chief Counsel to the U.S. Senate Health and Scientific Research Subcommittee, chaired by Senator Edward M. Kennedy. Mr. Fox currently serves on several boards of educational and research institutions.

         THOMAS A. ARMER. Dr. Armer, Ph.D., has been Vice President - Pulmonary Delivery Systems of the Company since August 1998 and was appointed Chief Scientific Officer in March 2002. From January 1994 to August 1998, Dr. Armer was Director of Aeroquip Specialty Products, a division of Aeroquip-Vickers Corporation, a supplier of critical performance components and systems to the aerospace industry. From 1989 to 1994, Dr. Armer served as Director of Market Development for the Novon Products Group, a division of Warner Lambert Corporation, a pharmaceutical company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers and directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company ("CEO") and the executive officers of the Company (other than the CEO) who were executive officers of the Company during the fiscal year ended December 31, 2002 and whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 2002 (the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                      Compensation
                                                                                         Awards
                                                                                         ------
                                                            Annual Compensation        Securities
           Name and                                         -------------------        Underlying            All Other
     Principal Position                      Year         Salary($)      Bonus($)      Options(#)       Compensation ($)(3)
     ------------------                      ----         ---------      --------      ----------       -------------------
Thomas M. Fitzgerald,                         2002        $212,269       $    --              --             $ 5,500
  Chairman and Chief Executive                2001         207,276            --              --               5,250
  Officer............................         2000         196,151        13,000         150,000               5,250

Loren G. Peterson,                            2002         $74,577       $    --              --             $37,100(4)
  Former President, Chief Executive           2001         207,126            --              --               5,250
  Officer(1)..........................        2000         196,081        13,000         150,000               5,250

Scott A. Hoffmann, Former Vice                2002        $141,594       $    --              --             $ 4,158
  President, Finance & Administration,        2001         138,417            --              --               3,968
  Chief Financial Officer(2).........         2000         130,837         9,000         135,000               3,925

Thomas A. Armer, Vice President,              2002        $141,594       $    --              --             $ 4,158
  Pulmonary Delivery Systems, Chief           2001         138,140            --              --               2,552
  Scientific Officer..................        2000         130,722         9,000          90,000               3,922

---------------------
(1)      Mr. Peterson has resigned from the Company effective April 30, 2002.

(2)      Mr. Hoffmann resigned from the Company effective March 7, 2003.

(3)      Consists of matching contributions to the Company's 401(k) Plan.

(4) Includes $315,000 payable to Mr. Peterson under the terms of a Separation Agreement, of which $35,000 was paid in the fiscal year ended December 31, 2002.

         The following table sets forth certain information regarding stock options held by Messrs. Fitzgerald, Peterson, Hoffmann and Armer as of December 31, 2002.

                       FISCAL 2002 YEAR-END OPTION VALUES

                                                        Number of Securities         Value(3) of
                                                             Underlying             Unexercised in-
                                                            Unexercised               the-Money
                                                           Options at FY-           Options at FY-
                                                              End (#)                  End($)
                                                            Exercisable/             Exercisable/
                    Name                                  Unexercisable             Unexercisable
                    ----                                  -------------             -------------
Thomas M. Fitzgerald,
  Chairman and Chief Executive
  Officer..........................................        505,000/50,000             $ -- / $ --

Loren G. Peterson,
  Former President and Chief Executive
  Officer(1).......................................        655,000/------             $ -- / $ --

Scott A. Hoffmann,
  Former Vice President, Finance &
  Administration, Chief Financial Officer(2).......        210,000/45,000             $ -- / $ --

Thomas A. Armer,
  Vice President, Pulmonary Delivery
  Systems, Chief Scientific Officer................        185,000/30,000             $ -- / $ --

---------------------
(1) Mr. Peterson resigned from the Company effective April 30, 2002. As a result of his resignation and pursuant to the separation agreement between the Company and Mr. Peterson, unvested options representing 200,000 shares noted in the table above became exercisable on the date of his resignation.

(2) Mr. Hoffmann resigned from the Company effective March 7, 2003.

(3) Represents the total gain that would be realized if all in-the-money options held at December 31, 2002 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the closing consolidated sale price of Common Stock of $.19 per share reported by the American Stock Exchange for December 31, 2002. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

EMPLOYMENT AGREEMENTS

         In June 1996, the Company entered into a three-year employment agreement with Thomas M. Fitzgerald pursuant to which Mr. Fitzgerald agreed to serve as Chief Operating Officer of the Company. The term of the agreement is automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least six months prior to the end of the then current term; provided that, such notice will have no effect and the term will automatically be extended for one year if a potential change of control occurs prior to or within one year following such notice. The term shall be extended for two years if a change of control occurs at any time during the term of the agreement. The employment agreement requires Mr. Fitzgerald to devote his full business and professional time in furtherance of the business of the Company. In June 2002, the agreement automatically renewed for a one-year term. If Mr. Fitzgerald's employment is terminated other than for cause, he is entitled to receive a severance payment of $105,000, payable in six equal monthly installments and continued health insurance for such period. The employment agreement contains confidentiality and non-compete provisions. Mr. Fitzgerald's annual base salary under the agreement is currently $210,000. Pursuant to the first amendment to Mr. Fitzgerald's employment agreement, if Mr. Fitzgerald is terminated without cause or leaves the Company for good reason following a potential change of control or within two years following a change of control, Mr. Fitzgerald will be entitled to a payment equal to two times his annual base salary, continuation of health insurance for up to one year, accelerated vesting of all stock based compensation, a three-year period to exercise all outstanding stock options and an additional payment equal to certain excise taxes payable with respect to such amounts.

         In April 1997, the Company entered into a five-year employment agreement with Loren G. Peterson pursuant to which Mr. Peterson agreed to serve as Chief Executive Officer of the Company. The employment agreement required Mr. Peterson to devote his full business and professional time in furtherance of the business of the Company. If Mr. Peterson's employment was terminated other than for cause, he was entitled to receive a severance payment equal to seventy-five percent of his current base salary, payable in nine equal monthly installments, continued health insurance for such period and premium payments on any life and/or disability insurance maintained by the Company for such period. The employment agreement included confidentiality and non-compete provisions. In April 2002, the Company entered into a separation agreement with Mr. Peterson pursuant to which Mr. Peterson agreed to resign as President and

Chief Executive Officer. Under the agreement Mr. Peterson received a severance payment of $315,000, payable in 18 equal monthly installments, and certain employee benefits previously provided to Mr. Peterson are to continue to be provided by the Company during the severance period. In addition, the vesting dates and exercise periods of certain stock options held by Mr. Peterson were modified.

         In November 1998, the Company entered into a three-year employment agreement with Scott A. Hoffmann pursuant to which Mr. Hoffmann agreed to serve as Vice President - Finance and Administration, and Chief Financial Officer of the Company. The term of the agreement was automatically extended for an additional one year term from year to year unless one party notified the other of its intention to terminate at least 90 days prior to the end of the then current term; provided that, such notice would have no effect and the term would automatically be extended for one year if a potential change of control occurred prior to or within one year following such notice. The employment agreement required Mr. Hoffmann to devote his full business and professional time in furtherance of the business of the Company. If Mr. Hoffmann's employment was terminated other than for cause, he was entitled to receive a severance payment of $70,000, payable in six equal monthly installments. The employment agreement included confidentiality and non-compete provisions. Mr. Hoffmann's annual base salary under the employment agreement was $140,000. Mr. Hoffmann resigned from the Company effective March 7, 2003. No severance payments will be made to Mr. Hoffmann.

         In August 1998, the Company entered into a two-year employment agreement with Thomas A. Armer pursuant to which Dr. Armer agreed to serve as Vice President - Pulmonary Delivery Systems of the Company. The term of the agreement is automatically extended for an additional one year term from year to year unless one party notifies the other of its intention to terminate at least 60 days prior to the end of the then current term; provided that, such notice will have no effect and the term will automatically be extended for one year if a potential change of control occurs prior to or within one year following such notice. The term shall be extended for two years if a change of control occurs at any time during the term of the agreement. The employment agreement requires Dr. Armer to devote his full business and professional time in furtherance of the business of the Company. In August 2002, the agreement automatically renewed for a one-year term. If Dr. Armer's employment is terminated other than for cause, he is entitled to receive a severance payment of $60,000, payable in six equal monthly installments. The employment agreement includes confidentiality and non-compete provisions. Dr. Armer's annual base salary under the employment agreement is currently $140,000. Pursuant to the first amendment to Dr. Armer's employment agreement, if Dr. Armer is terminated without cause or leaves the Company for good reason following a potential change of control or within two years following a change of control, Dr. Armer will be entitled to a payment equal to one and one-half times his annual base salary, continuation of health insurance for up to one year, accelerated vesting of all stock based compensation, a three year period to exercise all outstanding stock options and an additional payment equal to certain excise taxes payable with respect to such amounts.

BOARD OF DIRECTORS COMPENSATION

         The Company does not currently compensate directors who are also executive officers of the Company. Under current Company policy, each non-employee director of the Company receives a fee of $750 for each Board meeting attended and $400 for each Board committee meeting attended. Directors are reimbursed for their expenses incurred in attending meetings of the Board of Directors or any committee of the Board of Directors. Under the terms of the 1996 Directors Stock Option Plan, each non-employee director receives a grant of an option to purchase 25,000 shares of Common Stock upon initial election, as well as additional option grants to purchase 15,000 shares of Common Stock on January 1 of each year thereafter during eligible tenure. Such options will be exercisable at a price per share equal to the fair market value of the Common Stock on the date of grant and will vest six months from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the Fiscal Year 2002, all executive officer compensation decisions were made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee during the Fiscal Year 2002 was an officer of the Company. The members of the Compensation Committee during the Fiscal Year 2002 were John M. Bailey, Digby W. Barrios and Allan M. Fox.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The voting securities of the Company outstanding on April 10, 2003 consisted of 29,563,712 shares of Common Stock. The following table sets forth information concerning ownership of the Company's Common Stock, as of April 10, 2003 (except as indicated below) by (i) each director and nominee, (ii) each named executive officer as defined in the Summary Compensation Table, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the outstanding shares of Common Stock.

                                                                 SHARES                   PERCENT OF
                                                              BENEFICIALLY                OUTSTANDING
      BENEFICIAL OWNER(1)                                       OWNED(2)                COMMON STOCK(2)
      -------------------                                       --------                ---------------
Elan International Services, Ltd.                             24,227,969(3)                 49.7%

John P. Curran                                                 3,267,900(4)                 11.1%

Inpharzam International S.A.                                   2,431,156(5)                  8.2%

Thomas M. Fitzgerald                                             571,597(6)                  1.9%

Loren G. Peterson                                                676,000(7)                  2.3%

Scott A. Hoffmann                                                261,700(8)                    *

Thomas A. Armer                                                  225,000(9)                    *

John M. Bailey                                                    75,000(10)                   *

Digby W. Barrios                                                  80,000(11)                   *

All Directors and Executive Officers
as a Group (five persons)                                        951,597(12)                 3.1%

---------------------
*        Less than 1%

(1) The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes hereunder.

(2) Calculations assume that all options, warrants and convertible securities held by each director, director nominee and executive officer and exercisable or convertible within 60 days after April 10, 2003 have been exercised or converted.

(3) Includes 19,161,541 shares of Common Stock issuable upon exercise of warrants, conversion of Series C, D, and F Preferred Stock, and a Convertible Promissory Note.

(4) Based solely upon information in Amendment No. 2 to the Schedule 13G of John P. Curran, General Partner of Curran Partners, L.P., dated January 30, 2003 and filed with the Securities and Exchange Commission on January 31, 2003. The address of John P. Curran set forth in such
         Schedule 13G is 237 Park Avenue, New York, New York, 10017.

(5) Based solely upon information in Amendment No. 2 to the Schedule 13D of Inpharzam International S.A., an affiliate of Zambon Group, SPA, dated October 19, 2001 and filed with the Securities and Exchange Commission on October 26, 2001. The address of Inpharzam International S.A. set forth in such Schedule 13D is Via Industria 1, 7814 Cadempino, Switzerland.

(6) Includes 555,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003.

(7) Includes 455,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 22, 2002. 9,000 of these shares are held by Mr. Peterson as custodian for the benefit of his children. Mr. Peterson disclaims beneficial ownership of such shares. Mr. Peterson resigned from the Company effective April 30, 2002.

(8) Includes 255,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003. Mr. Hoffmann resigned from the Company effective March 7, 2003.

(9) Includes 215,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003.

(10) Includes 75,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003.

(11) Includes 75,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003.

(12) Includes 920,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days after April 10, 2003.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Directors Stock Option Plan, the 1993 Stock Option Plan and the 1993 Restricted Stock Plan.

                                                 (a)                     (b)                               (c)

                                      Number of securities to     Weighted-average        Number of securities remaining available
                                      be issued upon exercise     exercise price of       for issuance under equity compensation
                                      of outstanding options     outstanding options,      plans (excluding securities reflected
    Plan category                       warrants and rights      warrants and rights                 in column (a))
    -------------                       -------------------      -------------------                 --------------
Equity Compensation plans
approved by Shareholders                    3,181,000                 $ 3.18                            1,531,000

Equity Compensation plans not
approved by Shareholders (1)                  179,256                 $ 3.21                                   --

Total                                       3,360,256                 $ 3.18                            1,531,000

-------------------------

(1) The Company has issued warrants to certain parties as compensation for consulting services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1998, the Company entered into a sublicense and development agreement with Inpharzam International, S.A., an affiliate of Zambon Group SpA, for the testing and development of the Company's rights in its Premaire metered solution inhaler technology in respect of therapies for respiratory diseases. From June 1998 to September 2001, Zambon funded the development costs for the respiratory compounds delivered by Premaire. In September 2001, the Company amended its 1998 agreement with Zambon whereby Sheffield regained the rights to the Premaire previously granted to Zambon. As part of the amended agreement, Zambon provided a low-interest, $2.5 million loan to Sheffield to progress the development of the Premaire respiratory program. Upon commercialization, Zambon will be entitled to certain royalties on payments received by Sheffield for albuterol, ipratropium and cromolyn sales for specified periods.

         In June 1998, the Company consummated a license and financing transaction with Elan International Services Ltd, an affiliate of Elan Corporation, plc. In connection with this transaction, the Company formed Systemic Pulmonary Delivery, Ltd. ("SPD"), a wholly owned subsidiary, and entered into several agreements with Elan International Services Ltd., including a Securities Purchase Agreement and a Joint Development and Operating Agreement. In addition, Elan International Services Ltd. and the Company have licensed certain of their intellectual property rights relating to pulmonary drug delivery systems to SPD. On August 21, 2002 the Company ended this strategic alliance with Elan and regained all intellectual property rights to the systemic applications of Premaire and Tempo that were licensed to SPD. In addition, as part of the termination of this alliance, the Company will enter into a separate agreement with Elan to license exclusively the UPDAS(TM) and the Enhancing Technology. The Company has also granted to Elan an ongoing right to receive royalties on commercialization of two products, morphine delivered by Premaire and ergotamine tartrate delivered by Tempo. In October 1999, the Company consummated a separate license and financing transaction with Elan International Services Ltd. In connection with this transaction, the Company formed Respiratory Steroid Delivery, Ltd. ("RSD"), an 80.1 % owned subsidiary, 19.9% of which is owned by Elan International Services, Ltd., and entered into several agreements related to RSD with Elan International Services Ltd., including a Securities Purchase Agreement and a Joint Development and Operating Agreement. In addition, Elan International Services Ltd. and the Company have licensed certain of their intellectual property rights relating to pulmonary drug delivery systems to RSD. On November 8, 2002, as part of an agreement between Elan and RSD, the parties terminated the license for the Elan NanoCrystal technology to RSD. As provided in the 1999 license agreement, upon termination of this license, all intellectual property of RSD was transferred to and jointly owned by Elan and Sheffield.

         On April 5, 2002, the Company received notification from Elan International Services, Ltd. that Todd C. Davis, a director of the Company, was no longer Elan's appointed representative on the Board of Directors. Mr. Davis remained on the Board as an independent director until his resignation on November 12, 2002. Elan has not appointed another representative to the Board, but reserves their right to do so in the future.

ITEM 14. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following Financial Statements are included in Item 8
                    hereto:
                  Report of Independent Auditors
                  Consolidated Balance Sheets as of
                    December 31, 2002 and 2001
                  Consolidated Statements of Operations for the years ended
                    December 31, 2002, 2001 and 2000 and for the period October 17, 1986 (inception) to December, 31 2002
                  Consolidated Statements of Stockholders' Equity (net capital deficiency) for the period from October 17, 1986 (inception) to December 31, 2002
                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 2002, 2001 and 2000 and for the period from October 17, 1986 (inception) to December 31, 2002
                  Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

                  All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)(3)   Exhibits:

NO.                                                                                     REFERENCE

3.1       Certificate of Incorporation of the Company, as amended                           (9)

3.2       By-Laws of the Company                                                            (4)

4.1       Form of Common Stock Certificate                                                  (2)

4.4       Certificate of Designations defining the powers, designations, rights,            (9)
          preferences, limitations and restrictions applicable to the Company's
          Series C Cumulative Convertible Redeemable Preferred Stock.

4.5       Certificate of Designations defining the powers, designations, rights,           (14)
          preferences, limitations and restrictions applicable to the Company's
          Series D Cumulative Convertible Exchangeable Preferred Stock.

4.6       Certificate of Designations defining the powers, designations, rights,           (14)
          preferences, limitations and restrictions applicable to the Company's
          Series E Convertible Non-Exchangeable Preferred Stock.

4.7       Certificate of Designations defining the powers, designations, rights,           (14)
          preferences, limitations and restrictions applicable to the

 NO.                                                                                    REFERENCE
          Company's Series F Convertible Non-Exchangeable Preferred Stock.

10.6      Employment Agreement dated as of June 6, 1996 between the Company and             (3)
          Thomas M. Fitzgerald*

10.6A     Amendment dated October 1, 2002 to Employment Agreement between the              (21)
          Company and Thomas M. Fitzgerald.*

10.6.5    Employment Agreement dated as of November 16, 1998 between the Company           (13)
          and Scott Hoffmann*

10.6.5A   Amendment dated October 1, 2001 to Employment Agreement between the              (21)
          Company and Scott Hoffmann.*

10.6.6    Employment Agreement dated as of August 3, 1998 between the Company              (21)
          and Thomas A. Armer*

10.6.6A   Amendment dated October 1, 2001 to Employment Agreement between the              (21)
          Company and Thomas A. Armer.*

10.8      1993 Stock Option Plan, as amended*                                              (17)

10.9      1993 Restricted Stock Plan, as amended*                                          (17)

10.10     1996 Directors Stock Option Plan*                                                 (6)

10.11     Agreement and Plan of Merger among the Company, Camelot Pharmacal,                (5)
          L.L.C., David A. Byron, Loren G. Peterson and Carl Siekmann dated
          April 25, 1997*

10.12     Employment Agreement dated as of April 25, 1997 between the Company               (5)
          and David A. Byron*

10.13     Employment Agreement dated as of April 25, 1997 between the Company               (5)
          and Loren G. Peterson, as amended*

10.13A    Amendment dated October 1, 2001 to Employment Agreement between the              (21)
          Company and Loren G. Peterson.*

10.14     Employment Agreement dated as of April 25, 1997 between the Company               (5)
          and Carl Siekmann*

10.19     Form of Sublicense and Development Agreement between Sheffield                   (11)
          Pharmaceuticals, Inc. and Inpharzam International, S.A. (portions of this exhibit were omitted and were filed separately with the
          Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule
          24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.20     Securities Purchase Agreement, dated as of June 30, 1998, by and                 (12)
          between Sheffield Pharmaceuticals, Inc. and Elan International
          Services, Ltd., which includes the Certificate of Designations of
          Series C Convertible Preferred Stock as Exhibit B. The Company agreed to furnish the disclosure schedules as well as Exhibits A and C, which were omitted from this filing, to the Commission upon request
          (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule
          24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

  NO.                                                                                   REFERENCE
10.21     Systemic Pulmonary Delivery, Ltd. Joint Development and Operating                (12)
          Agreement dated as of June 30, 1998 among Systemic Pulmonary Delivery,
          Ltd., Sheffield Pharmaceuticals, Inc. and Elan International Services,
          Ltd. (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule
          24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.22     License and Development Agreement dated June 30, 1998 between                    (12)
          Sheffield Pharmaceuticals, Inc. and Systemic Pulmonary Delivery, Ltd.
          and Elan Corporation plc. (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the
          Securities Exchange Act of 1934, as amended).

10.23     License and Development Agreement dated June 30, 1998 between Systemic           (12)
          Pulmonary Delivery, Ltd. and Sheffield Pharmaceuticals, Inc. and Elan
          Corporation, plc. (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.24     License and Development Agreement dated June 30, 1998 between Elan               (12)
          Corporation, plc and Systemic Pulmonary Delivery, Ltd. and Sheffield
          Pharmaceuticals, Inc. (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities
          Exchange Act of 1934, as amended).

10.25     Securities Purchase Agreement, dated as of October 18, 1999, by and              (14)
          between the Company and Elan (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the
          Securities Exchange Act of 1934, as amended).

10.26     Subscription, Joint Development and Operating Agreement dated as of              (14)
          October 18, 1999 by and among Elan Pharma International Limited, Elan, the Company and Respiratory Steroid Delivery, Ltd. (portions of this exhibit were omitted and were filed separately with the Securities and
          Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.27     License Agreement, dated as of October 19, 1999, by and between the              (14)
          Company and Respiratory Steroid Delivery, Ltd. (portions of this exhibit were omitted and were filed separately with the Securities and
          Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities

  NO.                                                                                   REFERENCE
          Exchange Act of 1934, as amended).

10.28     License Agreement, dated as of October 19, 1999, by and between Elan             (14)
          Pharma International Limited and Respiratory Steroid Delivery, Ltd.
          (portions of this exhibit were omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule
          24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.29     Registration Rights Agreement dated as of October 18, 1999 by and                (14)
          between Elan and the Company.

10.30     Securities Purchase Agreement dated as of December 29, 2000, by and              (15)
          between the Company and The Tail Wind Fund Ltd

10.31     Registration Rights Agreement dated as of December 29, 2000, by and              (15)
          between the Company and The Tail Wind Fund Ltd

10.32     Amendment to Sublicense and Development Agreement dated September 29,            (16)
          2001, between Sheffield Pharmaceuticals, Inc. and Inpharzam
          International S.A.

10.33     Loan and Security Agreement dated September 29, 2001, between                    (16)
          Sheffield Pharmaceuticals, Inc. and Inpharzam International, S.A.

10.34     Promissory Note dated September 29, 2001 issued to Inpharzam                     (16)
          International, S.A.

10.35     Note Purchase Agreement dated August 14, 2001 between Sheffield                  (16)
          Pharmaceuticals, Inc. and Elan Pharma International Ltd. (portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended).

10.36     Promissory Note dated September 29, 2001 issued to Elan Pharma                   (16)
          International Ltd. (portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 as promulgated under the Securities
          Exchange Act of 1934, as amended).

10.37     Separation Agreement dated as of February 18, 2002 between the Company           (21)
          and Carl Siekmann*

10.38     Separation Agreement dated as of February 18, 2002 between the Company           (21)
          and David A. Byron*

10.39     Indemnification Agreement dated January 23, 2002 between the Company             (21)
          and certain officers and directors.

10.40     Separation Agreement dated as of April 26, 2002 between the Company              (18)
          and Loren G. Peterson*

10.41     Form of promissory notes dated September 6, 2002 with certain                    (19)
          shareholders.

16        Letter from Ernst & Young LLP dated March 13, 2003                               (20)

21        Subsidiaries of Registrant                                                        (1)

  NO.                                                                                   REFERENCE
23.1      Consent of Rotenberg & Co., LLP                                                   (1)

24        Power of Attorney (Included on page 42 hereof)                                    (1)

99.1      Certification of President, Chief Executive Officer and Acting                    (1)
          Chief Financial Officer pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

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

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission.

(20) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2003.

(21) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

(b)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SHEFFIELD PHARMACEUTICALS, INC.

Dated:  April 15, 2003                                  /S/ Thomas M. Fitzgerald
                                          --------------------------------------
                                          Thomas M. Fitzgerald
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         Sheffield Pharmaceuticals, Inc. and each of the undersigned do hereby appoint Thomas M. Fitzgerald and each of them severally, its or his or her true and lawful attorney to execute on behalf of Sheffield Pharmaceuticals, Inc. and the undersigned any and all amendments to this Annual Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                                      TITLE                                DATE
        ---------                                      -----                                ----
        /S/ John M. Bailey               Chairman and Director                         April 15, 2003
-------------------------------
        John M. Bailey

    /S/ Thomas M. Fitzgerald             Director, President and Chief Executive       April 15, 2003
-------------------------------          Officer (Principal Executive Officer)
    Thomas M. Fitzgerald

     /S/ Digby W. Barrios                Director                                      April 15, 2003
-------------------------------
       Digby W. Barrios

       /S/ Allan M. Fox                  Director                                      April 15, 2003
-------------------------------
        Allan M. Fox

CERTIFICATIONS

I, Thomas M. Fitzgerald, certify that:

1. I have reviewed this annual report on Form 10-K of Sheffield Pharmaceuticals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003

                   /s/ Thomas M. Fitzgerald
                   ------------------------
                   Thomas M. Fitzgerald
                   President & Chief Executive Officer
                   (Principal Executive Officer and Principal Financial Officer)