Form 10QSB
period 2003-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-15
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 01-12584

SHEFFIELD PHARMACEUTICALS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-3808303
(State of Incorporation)	(I.R.S. Employer Identification No.)

1220 Glenmore Drive, Apopka, FL 32712	32712
(Address of Principal Executive Offices)	(ZIP Code

 Registrant's Telephone Number, Including Area Code: (407) 880-2213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [   ]  No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

At June 30, 2003, the Registrant had 29,563,712 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

Some of the statements contained in this quarterly report of Sheffield Pharmaceutical, Inc., a Delaware corporation (hereinafter referred to as "we", "us", "our", "Company" and the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public.

General Background of the Registrant

Sheffield Pharmaceutical, Inc., a Delaware corporation, was incorporated under Canadian law in October 1986. In May 1992, the Registrant was domesticated to Wyoming pursuant to a continuance procedure under Wyoming law. In January 1995, the Registrant's shareholders approved the proposal to reincorporate the Registrant in Delaware, which reincorporation was effected on June 13, 1995.

Prior to filing for bankruptcy in June 2003, the Registrant was a development stage company and, as such, had been principally engaged in research, development and licensing efforts. The Company generated minimal operating revenue, sustained significant net operating losses, and required additional capital that the Company obtained through out-licensing of rights to its technology, as well as through equity and debt offerings. The Registrant provided pharmaceutical therapies by combining pulmonary drug delivery technologies with existing and emerging therapeutic agents and had developed a range of products to treat respiratory and systemic diseases. Sheffield believed these pulmonary delivery technologies would allow it to capitalize on the growing drug delivery market by providing both advanced respiratory treatments and patient-friendly alternatives for therapies that could have been administered only by injection or other inconvenient means.

By mid 2003, the Registrant had failed to reach profitability and was undercapitalized to implement its business plan. The Company's inability to meet its obligations as they became due and to continue to operate its business as a going concern resulted in the Company’s decision to seek relief under Chapter 7 of the Bankruptcy Code.

On June 6, 2003, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Western District of New York (case no. 03-22303). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On June 7, 2005, the Trustee in proceedings under Chapter 7, filed a notice of motion for the sale of the Company's corporate entity and 70,000,000 restricted shares of the Registrant's unissued common stock. On July 6, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Glenin Bay Equity, LLC is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Sheffield.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Glenin Bay Equity, LLC. to receive 70,000,000 restricted shares of common stock and to appoint new members to the Registrant's board of directors. On July 8, 2005, Glenin Bay Equity, LLC. appointed Michael F. Manion to the board of directors of the Registrant, which board subsequently appointed Mr. Manion to be chief executive officer and chief financial officer of the Registrant (the "Management").

New Business Objectives of the Registrant

As a result of the Chapter 7 bankruptcy proceeding, the Registrant has no present operations. Management determined to direct its efforts and limited resources to pursue potential new business opportunities. The Registrant does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

Our common stock previously traded on the American Stock Exchange and subsequently on the NASDAQ OTCBB under the symbol SFFP. In 2003, due to the Registrant's failure to file periodic and annual reports, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management intends to devote such time as it deems necessary to carry out the Registrant's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Registrant's plan of operation.

Plan of Operation

We have no present operations or revenues and our current activities are related to seeking new business opportunities, including seeking an acquisition or merger with an operating company. If our board of directors seeks to acquire another business or pursue a new business opportunity, Management would have substantial flexibility in identifying and selecting a prospective business. Registrant would not be obligated nor does Management intend to seek pre-approval from our shareholders. Under the laws of the State of Delaware, the consent of holders of a majority of the issued and outstanding shares, acting without a shareholders meeting, can approve an acquisition.

The Registrant is entirely dependent on the judgment of Management in connection with pursuing a new business opportunity or a selection process for a target operating company. In evaluating a prospective new business opportunity or an operating company, we would consider, among other factors, the following: (i) costs associated with effecting a transaction; (ii) equity interest in and opportunity to control the prospective candidate; (iii) growth potential of the target business; (iv) experience and skill of management and availability of additional personnel; (v) necessary capital requirements; (vi) the prospective candidate's competitive position; (vii) stage of development of the business opportunity; (viii) the market acceptance of the business, its products or services; (ix) the availability of audited financial statements of the potential business opportunity; and (x) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

Liquidity and Capital Resources

We will use our limited personnel and financial resources in connection with seeking new business opportunities, including seeking an acquisition or merger with an operating company. It may be expected that entering into a new business opportunity or business combination will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest in the Registrant. If a substantial number of restricted shares are issued in connection with a business combination, a change in control may be expected to occur.

In connection with our plan to seek new business opportunities and/or effecting a business combination, we may determine to seek to raise funds from the sale of restricted stock or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management was appointed during the third quarter of 2005. As of July 13, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the period since management changed on July 8, 2005, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-QSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on May 14, 2003 with disclosure under Item 9. Regulation FD Disclosure, and on June 9, 2003 with disclosure under Item 3. Bankruptcy or Receivership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: July 15, 2005

Financial Statements for the Interim Periods ended June 30, 2003 and 2002 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	Successor Company	Predecessor Company
	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$327,195
Inventory	0	349,422
Prepaid expenses	0	158,697
Total current assets	0	835,314

Assets from discontinued operations held for sale:
Equipment, net	0	224,271
Other assets	0	455,073
Total Assets	$0	$1,514,658

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$2,598,678
Accrued expenses	0	449,251
Notes payable	0	1,975,000
Total current liabilities	0	5,022,929

Long term debt		11,877,713

Stockholders' Deficiency:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	390

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	87,756,118
Accumulated deficit	0	(103,438,129)
Total Stockholders' Deficiency	0	(15,385,984)

Total Liabilities and Stockholders' Equity	$0	$1,514,658

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2003	2002	2003	2002
Revenue	$0	$10,000	$0	$10,000

Costs and Expenses:
Research and development	0	1,622,136	0	2,775,926
General and administrative	0	1,442,734	0	3,381,400
Minority interest in loss	0	(54,544)	0	(160,586)
Interest	0	176,570	0	323,739
Total costs and expenses	0	3,186,896	0	6,320,479

Loss from continuing operations before discontinued operations	0	(3,176,896)	0	(6,310,479)

Discontinued operations:
Loss from discontinued operations (net of taxes)	(289,692)	0	(1,170,555)	0
Gain on disposal of assets used in discontinued operations	16,532,874	0	16,532,874	0
Income from discontinued operations	16,243,182	0	15,362,319	0

Net Income (loss)	$16,243,182	$(3,176,896)	$15,362,319	$(6,310,479)

Preferred stock dividends	0	(588,914)	(611,033)	(1,141,576)
Net income (loss) available to common shareholders	$16,243,182	$(3,765,810)	$14,751,286	$(7,452,055)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.13)	$0.00	$(0.25)
Discontinued operations	$0.55	$0.00	$0.50	$0.00
Basic and diluted net loss	$0.55	$(0.13)	$0.50	$(0.25)

Weighted average shares outstanding (basic and diluted)	29,563,712	29,541,954	29,563,712	29,284,410

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited)
	Successor Company	Predecessor Company
	2003	2002

Cash flows used by operating activities	$(646,430)	(4,475,215)

Cash flow from investing activities:
Purchase of equipment	0	(31,029)
Cash used in investing activities	0	(31,029)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	2,007,000
Proceeds from debt borrowings	330,000	2,500,000
Payments on long term debt	(765)	(4,134)
Cash transferred to bankruptcy estate	(10,000)	0
Net cash provided by financing activities	319,235	4,502,866

Change in cash	(327,195)	(3,378)
Cash - beginning of period	327,196	859,298
Cash - end of period	$0	$855,920

See Notes to Unaudited Interim Financial Statements.

SHEFFIELD PHARMACEUTICALS, INC..
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

Sheffield Pharmaceuticals, Inc. (the "Company"), was incorporated in 1986 and changed its domicile to Delaware on June 13, 1995. Prior to filing for bankruptcy under Chapter 7, Sheffield marketed a portfolio of products utilized for treatment of pulmonary and respiratory diseases.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2002 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"Fresh Start" Accounting: On June 6, 2003 all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 7, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to June 6, 2003 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2003 financial statements reflect the predecessor company. The results of the discontinued component have been reclassified from continuing operations to discontinued operations. The reclassification reduced sales for the period ended June 30, 2003 by $75,000 and related expenses by $1,245,000. The successor company had no transactions between June 6, 2003 and the end of the reporting period.

In accordance with SOP No. 90-7, the reorganized value of the Company was allocated to the Company's assets based on procedures specified by SFAS No. 141, "Business Combinations". Each liability existing at the plan sale date, other than deferred taxes, was stated at the present value of the amounts to be paid at appropriate market rates. It was determined that the Company's reorganization value computed immediately before June 7, 2003 was $0. We adopted "fresh-start" accounting because holders of existing voting shares immediately before filing and confirmation of the sale received less than 50% of the voting shares of the emerging entity and its reorganization value is less than its post-petition liabilities and allowed claims.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

2. Bankruptcy Proceedings

On June 6, 2003, the Registrant filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Western District of New York (case no. 03-22303). On July 6, 2005, the Bankruptcy Court approved an Order confirming the sale of the public shell to Glenin Bay Equity, LLC. The transaction confirmed by the Bankruptcy Court authorized Glenin Bay Equity, LLC. to receive 70,000,000 shares of common stock or 70.3% of common shares outstanding.

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest to Glenin Bay Equity, LLC. approved by the U.S. Bankruptcy Court Western District of New York on July 6, 2005, the Court authorized a change in control pursuant to which Michael F. Manion will become our new director. The new board of directors appointed Michael F. Manion as chief executive officer and chief financial officer on July 8, 2005. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Sheffield’s subsidiaries. The issuance of 70,000,000 shares of common stock along with a change in our board has resulted in a change in control.

3. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

4. New Accounting Standards

Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE"). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.