Form 10QSB
period 2003-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-15
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003, the Registrant had 29,563,712 shares of common stock outstanding.

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

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not file a Form 8-K during the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: July 15, 2005

Financial Statements for the Interim Periods ended September 30, 2003 and 2002 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	Successor Company	Predecessor Company
	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$327,195
Inventory	0	349,422
Prepaid expenses	0	158,697
Total current assets	0	835,314

Assets from discontinued operations held for sale:
Equipment, net	0	224,271
Other assets	0	455,073
Total Assets	$0	$1,514,658

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$2,598,678
Accrued expenses	0	449,251
Notes payable	0	1,975,000
Total current liabilities	0	5,022,929

Long term debt		11,877,713

Stockholders' Deficiency:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	390

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	87,756,118
Accumulated deficit	0	(103,438,129)
Total Stockholders' Deficiency	0	(15,385,984)

Total Liabilities and Stockholders' Equity	$0	$1,514,658

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	2003	2002	2003	2002
Revenue	$0	$10,000	$0	$10,000

Costs and Expenses:
Research and development	0	1,622,136	0	2,775,926
General and administrative	0	1,442,734	0	3,381,400
Minority interest in loss	0	(54,544)	0	(160,586)
Interest	0	176,570	0	323,739
Total costs and expenses	0	3,186,896	0	6,320,479

Loss from continuing operations before discontinued operations	0	(3,176,896)	0	(6,310,479)

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	(1,170,555)	0
Gain on disposal of assets used in discontinued operations	0	0	16,532,874	0
Income from discontinued operations	0	0	15,362,319	0

Net Income (loss)	$0	$(3,176,896)	$15,362,319	$(6,310,479)

Preferred stock dividends	0	(588,914)	(611,033)	(1,141,576)
Net income (loss) available to common shareholders	$0	$(3,765,810)	$14,751,286	$(7,452,055)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.13)	$0.00	$(0.25)
Discontinued operations	$0.00	$0.00	$0.50	$0.00
Basic and diluted net loss	$0.00	$(0.13)	$0.50	$(0.25)

Weighted average shares outstanding (basic and diluted)	29,563,712	29,541,954	29,563,712	29,284,410

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

"Fresh Start" Accounting:On June 6, 2003 all assets were transferred to the Chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 7, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to June 6, 2003 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2003 financial statements reflect the predecessor company. The results of the discontinued component have been reclassified from continuing operations to discontinued operations. The reclassification reduced sales for the period ended September 30, 2003 by $75,000 and related expenses by $1,245,000. The successor company had no transactions between June 6, 2003 and the end of the reporting period.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements. Accordingly, we adopted the provisions of FIN 45, effective January 1, 2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.