Form 10KSB
period 2003-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-15
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2003, the Registrant had 29,563,712 shares of common stock outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

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

Selection and Structuring of a New Business Opportunity

New Management owns 70% of the total issued and outstanding voting shares. As a result, Management may have substantial flexibility in identifying and selecting a prospective new business opportunity. The Registrant will be dependent on the judgment of its Management in connection with the selection of a new business opportunity. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the potential new business opportunity; (iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements; (v) the competitive position of the new business opportunity; (vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a potential business opportunity, Management may be expected to conduct a due diligence review and may seek assistance of independent third parties.

The time and costs required to select and evaluate a potential new business opportunity, including conducting a due diligence review, and to structure a plan to pursue a potential new business opportunity cannot presently be ascertained. Management will devote such time as it deems reasonably necessary to carry out plans for potential new business opportunities. As a result, the time devoted to the Registrant's business may vary depending upon whether we have identified a new potential business opportunity and decided to pursue it.

Conflicts of Interest

Our Management is not required to commit its full time to our affairs. As a result, pursuing new business opportunities may require a greater period of time than if Management would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Registrant. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that our Management has multiple business affiliations, it may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of applicable jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Registrant. The Registrant shall not enter into a transaction with a target business that is affiliated with Management.

Business Experience of Management

Michael F. Manion, our sole officer and director, had experience in negotiating transactions involving several different private operating companies. In connection with or upon completion of such transactions, Mr. Manion resigned his Management position. The following table sets forth business transactions Management was involved during the last five years.

Company	Type and Date of Transaction	Subsequent Involvement
Sun City Industries, Inc.	Merger in June 2004 between Sun City Industries, Inc., a reporting non-operating public company and Yangling Daiying Biological Engineering Co., an operating company. Sun City subsequently changed its name to Worldwide Biotech & Pharmaceutical Co. and became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Manion resigned as president and director following the merger with Worldwide Biotech & Pharmaceutical Co.
eChex Worldwide	Merger in June 2004 between eChex Worldwide, a reporting non-operating public company and BBMF Corp. of Honk Kong, an operating company. eChex Worldwide subsequently changed its name to BBMF Corp.and became the successor reporting company and is subject to quotation on the OTCBB.	Mr. Manion resigned as a director following the merger with BBMF Corp.

RISK FACTORS

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

DEPENDENCE ON KEY PERSONNEL
The Registrant is dependent upon the continued services of its Management. To the extent that their services become unavailable, the Registrant will be required to obtain other qualified personnel and there can be no assurance, given its limited resources, that it will be able to recruit and hire qualified persons upon acceptable terms.

LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES
At present, we have no business operations and our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our Management is providing us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs of remaining a reporting company under the Exchange Act. We have no written agreement with our Management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business or acquire an entity that generates revenues, of which there can be no assurance. There can be no assurance that any business that we may acquire will generate any material revenues or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT
Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential new prospective business in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of Management in connection with the selection of a prospective business. There can be no assurance that determinations made by our Management will permit us to achieve our business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS
As of the date of filing of this annual report, we have not yet identified any prospective business or industry in which we may seek to become involved and at present we have no substantive information concerning any prospective business. There can be no assurance that any prospective business combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED
Our common stock previously traded on the NASDAQ OTCBB under the symbol SFFP. In 2003, the Registrant did not remain current in its reporting obligations under the Exchange Act and its shares subsequently ceased trading on the NASDAQ OTCBB market. Following deletion from the OTCBB, the Registrant's common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in our common stock. There can be no assurance that there will be an active trading market for our common stock following a business combination or commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

UNSPECIFIED INDUSTRY FOR NEW PROSPECTIVE BUSINESS OPPORTUNITIES; UNASCERTAINABLE RISKS
There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with an entity that is financially unstable or is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. Although Management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

CONFLICTS OF INTEREST
Our Management is not required to commit its full time to our affairs. There may be a conflict of interest in allocating their time in the event that Management engages in similar business efforts for other entities. Our Management will devote such time, in its sole discretion, to conduct our business, including the evaluation of potential new business opportunities and the negotiation and consummation of a business combination. As a result, the amount of time devoted to our business and affairs may vary significantly depending upon whether we have identified a new prospective business opportunity or are engaged in active negotiations related to the consummation of a business combination.

COMPETITION
We expect to encounter intense competition from other entities seeking to pursue new business opportunities or business combinations. Many of these entities are well-established and have extensive experience in connection with identifying new prospective business opportunities or in effecting business combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions and other material events. We will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 71 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of our Management to fund the costs associated with our reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid a total of $57,500 for general and administrative expenses, including accounting fees and reinstatement fees. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that available resources from our Management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to commence a new business or pursue a business combination. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with Management to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES
The holders of our shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

It is the intention of the Registrant's management following the consummation of a business or business combination to seek coverage and publication of information regarding the Registrant in an accepted publication manual which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of Registrant's, officers, and directors, (2) Registrant's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

DIVIDENDS UNLIKELY
We do not expect to pay dividends for the foreseeable future because we have no revenues or any potential business operations. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial conditions. The payment of any future dividends will be within the discretion of our board of directors as then constituted. It is our expectation that future management, following a business combination, will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.01. As of December 31, 2003, we had 29,563,712 shares of common stock issued and outstanding. We may issue additional shares of common stock or preferred stock in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Registrant. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may occur. The issuance of additional shares of common stock and convertible preferred stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

COMPLIANCE WITH PENNY STOCK RULES
Our common stock will  be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock," the penny stock rules apply. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could result in reduction in the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

GENERAL ECONOMIC RISKS
The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may may adversely affect our plan of operation. These conditions and other factors beyond the Registrant's control include, but are not limited to regulatory changes.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Registrant's corporate office is located at 1220 Glenmore Drive, Apopka, FL 32712, which space is  provided to us on a rent-free basis by management. These facilities consist of approximately 300 square feet of office space. The Registrant believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain in effect until we find a new business opportunity or consummate a business combination.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

The Registrant's officers and directors are not aware of any threatened or pending litigation to which the Registrant is a party or which any of its property is the subject and which would have any material, adverse effect on the Registrant. The Registrant, prior to its bankruptcy proceeding, was subject to several claims. As a result of the confirmed order of the U.S. Bankruptcy Court dated July 6, 2005 pursuant to Section 363(f) of the Bankruptcy Code, the Registrant is free of all liens, claims and interests of others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2003, the Registrant's common stock was subject to quotation on the OTCBB under the symbol SFFP. In connection with the Registrant filing a Chapter 7 bankruptcy petition on June 6, 2003 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been only a limited trading market for our common stock for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2003 and 2002 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.06	$0.00
Quarter ended September 30, 2003	0.03	0.00
Quarter ended June 30, 2003	0.39	0.01
Quarter ended March 31, 2003	0.39	0.02

Year Ended December 31, 2002
Quarter ended December 31, 2002	$0.75	$0.14
Quarter ended September 30, 2002	1.45	0.30
Quarter ended June 30, 2002	2.20	1.02
Quarter ended March 31, 2002	4.75	1.51

(b) Approximate Number of Holders of Common Stock
On December 31, 2003, there were approximately 295 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2003, the Registrant issued no restricted shares.

(e) Equity Compensation Plans
We have no equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION Back to Table of Contents

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials that we release to the public.

Overview
Our current activities are related to seeking a new business opportunity or business combination. We will use our limited personnel and financial resources in connection with such activities. It may be expected that entering into a new business opportunity or business combination will involve the issuance of restricted shares of our common stock.

During the third quarter of 2003, we discontinued our former business operations in connection with our filing a Chapter 7 bankruptcy petition. As of the date of this filing and subsequently to emerging from bankruptcy, the Registrant has paid a total of $57,500 for general and administrative expenses, including accounting fees and reinstatement fees. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding.

Liquidity and Capital Resources

At December 31, 2003, we had no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

We anticipate that in connection with the commencement of a new business opportunity or consummation of a business combination, we will issue a substantial number of additional restricted shares or other securities. If such additional securities are issued, our shareholders will experience a dilution in their ownership interest in the Company. If a substantial number of shares are issued in connection with a business combination, a change in control may be expected to occur.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a business combination. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock that may be required to effect or facilitate a business combination may have a material adverse effect on our financial condition and future prospects, including the ability to complete a business combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest, including debt of an acquired business.

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2003 and 2002 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2003 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(A) Back to Table of Contents

Name	Age	Title	Date Became Executive Officer
Michael F. Manion	55	CEO, CFO and Chairman	07/2005

Our chief executive officer and chief financial officer has held his position and directorship with us since July 2005. Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Michael F. Manion, 55, has been CFO and a director of the Registrant since July 2005. Since 2000, Mr. Manion has been engaged in the business of reorganizing distressed public companies. From June 2003 until June 2004, Mr. Manion was president and a director of Sun City Industries Inc., a publicly traded reporting company. Sun City Industries, Inc. completed its reorganization by entering into a reorganization agreement with Yangling Daiying Biological Engineering Co. and subsequently changed its name to Worldwide Biotech & Pharmaceutical Co. From March 2004 until June 2004, Mr. Manion was a director of eChex Worldwide Corp., a publicly traded reporting company. Mr. Manion resigned as director in connection with eChex Worldwide entering into a merger agreement with BBMF Corp. of Honk Kong. Michael F. Manion is a cum laude graduate of the Wharton School of Business at the University of Pennsylvania.

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael F. Manion, CEO, CFO and Chairman (1)	2005	---	---	---	---	---	---

(1) Mr. Manion became CEO, CFO and Chairman of the Registrant in July 2005.

The Company has no employment agreement with its new CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of March 31, 2005, the Registrant had 16,254,382 voting shares issued and outstanding including 900,000 shares of Series A Preferred Shares.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)
Common Stock	Michael F. Manion 1220 Glenmore Drive Apopka, Florida 32712	70,000,000 shares	70.03%
Common Stock	Officer and director as a group (1 person)	70,000,000 shares	70.03%
(1) The percentage of common stock is based on 99,563,712 common stock outstanding as of July 13, 2005.

To the knowledge of the Registrant, there are no arrangements which may result in a change in control of the Registrant. However, in the event that the Registrant enters into a business combination with an operating entity, it may be expected that it will experience a change in control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Back to Table of Contents

During the last two fiscal years, to the knowledge of the Registrant, there was no person who had or has a direct or indirect material interest in any transaction or proposed transaction to which the Registrant was or is a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

The Registrant did not file a Form 8-K during the last quarter of the fiscal year covered by this annual report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2003.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2003, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2003
Audit fees (1)	$	---
Audit-related fees (2)		---
Tax fees (3)		---
All other fees		---
________________
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Code of Ethics
In July 2005, the Registrant adopted a Code of Ethics that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in the Registrant's SEC reports and other public communications. The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has not filed reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ MICHAEL F. MANION Michael F. Manion CEO, CFO and Director Dated: July 15, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Sheffield Pharmaceuticals, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Sheffield Pharmaceuticals, Inc. as of December 31, 2002 were audited by other auditors whose report dated April 4, 2003 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Pharmaceuticals, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of June 7, 2003. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA
Rochester, New York

July 10, 2005

Financial Statements for the Years ended December 31, 2003 and 2002 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Predecessor Company
	December 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash	$0	$327,195
Inventory	0	349,422
Prepaid expenses	0	158,697
Total current assets	0	835,314

Assets from discontinued operations held for sale:
Equipment, net	0	224,271
Other assets	0	455,073
Total Assets	$0	$1,514,658

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$2,598,678
Accrued expenses	0	449,251
Notes payable	0	1,975,000
Total current liabilities	0	5,022,929

Long term debt		11,877,713

Stockholders' Deficiency:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	390

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	87,756,118
Accumulated deficit	0	(103,438,129)
Total Stockholders' Deficiency	0	(15,385,984)

Total Liabilities and Stockholders' Equity	$0	$1,514,658

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Years Ended December 31,
	2003	2002
Revenue	$0	$10,000

Costs and Expenses:
Cost of goods sold	0	0
Research and development	0	3,622,435
General and administrative	0	4,482,218
Minority interest in loss	0	(213,193)
Interest	0	736,122
Total costs and expenses	0	8,627,582

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations	0	(8,617,582)

Discontinued operations:
Loss from discontinued operations (net of taxes)	(1,170,555)	0
Gain on disposal of assets used in discontinued operations	16,532,874	0
Income from discontinued operations	15,362,319	0

Net Income (loss)	$15,362,319	$(8,617,582)

Preferred stock dividends	(611,033)	(2,361,114)
Net income (loss) available to common shareholders	$14,751,286	$(10,978,696)

Basic and diluted per shares amounts:
Continued operations	$0.00	$(0.37)
Discontinued operations	$0.55	$0.00
Basic and diluted net loss	$0.55	$(0.29)

Weighted average shares outstanding (basic and diluted)	29,563,712	29,425,210

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$15,362,319	$(8,617,582)
Adjustments required to reconcile net loss to net cash used in operating activities:
Expenses paid by issuance of equity instruments	23,780	314,457
Depreciation	30,302	154,128
Gain from discontinued operations	(16,532,874)	0
(Increase) decrease in current assets	158,697	24,201
Increase (decrease) in accounts payable and accrued expenses	333,163	2,300,212
Cash flows used by operating activities	(624,613)	(5,824,584)

Cash flow from investing activities:
Other	0	4,750
Purchase of patents	0	(154,662)
Purchase of equipment	(21,817)	(31,029)
Cash used in investing activities	(21,817)	(180,941)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	2,007,000
Proceeds from debt borrowings	330,000	3,475,000
Payments on long-term debt	(765)	(8,478)
Cash transferred to bankruptcy estate	(10,000)	0
Net cash provided by financing activities	319,235	5,473,422

Change in cash	(327,195)	(532,103)
Cash - beginning of period	327,195	859,298
Cash - end of period	$0	$327,195

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Stockholders' Equity Back to Table of Contents

	Preferred Stock		Common Stock		Additional
	Number of	Stated Or	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2001	35,631	$356	29,001,602	$290,016	$83,120,316	$(92,496,964)

Preferred and common stock issued	3,320	34	562,110	5,621	1,001,379	-
Preferred stock dividends	-	-	-	-	3,319,966	(2,323,583)
Revaluation of options and warrants	-	-	-	-	314,457	-
Net loss	-	-	-	-	-	(8,617,582)
Balance at December 31, 2002	38,951	390	29,563,712	295,637	87,756,118	(103,438,129)

Stock issued for cash	276	3	-	-	-	-
Effect of "Fresh Start" accounting	(39,227)	(393)	-	-	(88,051,755)	118,189,415
Net loss	-	-	-	-	-	(14,751,286)
Balance at December 31, 2004	0	$0	29,563,712	$295,637	$(295,637)	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SHEFFIELD PHARMACEUTICALS, INC.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2003

The Company

Sheffield Pharmaceuticals, Inc. (the "Company"), was incorporated in 1986 and changed its domicile to Delaware on June 13, 1995. Prior to filing for bankruptcy under chapter 7, Sheffield marketed a portfolio of products utilized for treatment of pulmonary and respiratory diseases.

Bankruptcy Proceedings: On June 6, 2003, the Company filed a voluntary Chapter 7 petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of New York (case no. 03-22303). As a result of the filing, all of our properties were transferred to a United States Trustee and we terminated all of our business operations. The Bankruptcy Trustee has disposed of substantially all of the assets. On July 6, 2005, the Bankruptcy Court approved an Order confirming the sale of debtor's equity interest to Glenin Bay Equity, LLC.

Basis of Presentation: We adopted "fresh-start" accounting as of June 7, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations to discontinued operations. The reclassification reduced sales for the period ended December 31, 2003 by $75,000 and related expenses by $1,245,000.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

Significant Accounting Policies

Use of EstimatesThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 10, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2003 or 2002.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

  a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;
  a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and
  a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatory redeemable financial instruments of certain non-public entities and certain mandatory redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatory redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatory redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatory redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

SHEFFIELD PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

1. "Fresh Start" Accounting:

On June 6, 2003 all assets were transferred to the chapter 7 trustee in settlement of all outstanding corporate obligations. We adopted "fresh-start" accounting as of June 7, 2003in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

All results for periods subsequent to June 6, 2003 are referred to as those of the "Successor Company". The results of operations and cash flows as presented on the 2003 financial statements reflect the predecessor company. The successor company had no transactions between June 6 and the end of the reporting period, December 31, 2003.

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

2. Bankruptcy Proceedings:

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

3. Income Taxes:

Our net operating loss carryovers available to reduce future income taxes were reduced or eliminated through our bankruptcy proceedings. We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

Utilization of federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

4. Commitments:

The Company, prior to its bankruptcy, was a party to numerous claims and threatened litigation. As a result of the bankruptcy and the subsequent transfer by the Bankruptcy Trustee of the Company’s corporate shell entity free of all liens, claims and encumbrances pursuant to Section 363(f) of the US Bankruptcy Code, the Company is no longer party to any litigation.

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Common Stock

On July 8, 2005, pursuant to the Bankruptcy Court Order dated July 6, 2005, we issued 70 million shares of common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

On July 8, 2005 the board of directors approved the cancellation of all pre-bankruptcy preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There are no employee or non-employee options granted.