Form 10QSB
period 2004-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-19
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At June 30, 2004, the Registrant had 29,563,712 shares of common stock outstanding.

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

The Registrant did not file a Form 8-K during the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: July 19, 2005

Financial Statements for the Interim Periods ended June 30, 2004 and 2003 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	Successor Company	Successor Company
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	0	0

Long term debt

Stockholders' Deficiency:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	0

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	(295,637)
Retained earnings	0	0
Total Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	Successor Company	Successor Company	Successor Company	Successor Company
	2004	2003	2004	2003
Revenue	$0	$10,000	$0	$10,000

Costs and Expenses:
General and administrative	0	0	0	0
Interest	0	0	0	0
Total costs and expenses	0	0	0	0

Loss from continuing operations before discontinued operations	0	0	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	(1,170,555)
Gain on disposal of assets used in discontinued operations	0	0	0	16,532,874
Income from discontinued operations	0	0	0	15,362,319

Net Income (loss)	$0	$0	$0	$15,362,319

Preferred stock dividends	0	0	0	(611,033)
Net income (loss) available to common shareholders	$0	$0	$0	$14,751,286

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.50
Basic and diluted net loss	$0.00	$0.00	$0.00	$0.50

Weighted average shares outstanding (basic and diluted)	29,563,712	29,563,712	29,563,712	29,563,712

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited)
	Successor Company	Successor Company
	2004	2003

Cash flows used by operating activities	$0	$(646,430)

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	330,000
Payments on long term debt	0	(765)
Cash transferred to bankruptcy estate	0	(10,000)
Net cash provided by financing activities	0	319,235

Change in cash	0	(327,195)
Cash - beginning of period	0	327,196
Cash - end of period	$0	$0

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.