Form 10KSB
period 2004-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-19
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

At December 31, 2004, the Registrant had 29,563,712 shares of common stock outstanding.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.01. As of December 31, 2004, we had 29,563,712 shares of common stock issued and outstanding. We may issue additional shares of common stock or preferred stock in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Registrant. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may occur. The issuance of additional shares of common stock and convertible preferred stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2004, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
During 2004, the Registrant's common stock was subject to quotation on the OTCBB under the symbol SFFP. In connection with the Registrant filing a Chapter 7 bankruptcy petition on June 6, 2003 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. To the best knowledge of the Registrant, there has been only a limited trading market for our common stock for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2004 and 2003 as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2004
Quarter ended December 31, 2004	$0.01	$0.00
Quarter ended September 30, 2004	0.01	0.00
Quarter ended June 30, 2004	0.005	0.00
Quarter ended March 31, 2004	0.005	0.00

Year Ended December 31, 2003
Quarter ended December 31, 2003	$0.06	$0.00
Quarter ended September 30, 2003	0.03	0.00
Quarter ended June 30, 2003	0.39	0.01
Quarter ended March 31, 2003	0.39	0.02

(b) Approximate Number of Holders of Common Stock
On December 31, 2004, there were approximately 295 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2004, the Registrant issued no restricted shares.

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

Liquidity and Capital Resources

At December 31, 2004, we had no assets and had no liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2004 and 2003 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2004 and 2003

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of July 13, 2005, the Registrant had 99,563,712 shares issued.

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

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2004, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2004
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

/s/ MICHAEL F. MANION Michael F. Manion CEO, CFO and Director Dated: July 19, 2005

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Uromed Corporation

I have audited the accompanying balance sheet of Sheffield Pharmaceuticals, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Pharmaceuticals, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of June 7, 2003. The impact of this is more fully described in note 1 of the financial statements.

Michael F. Cronin, CPA
Rochester, New York

July 10, 2005

Financial Statements for the Years ended December 31, 2004 and 2003 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Total current liabilities	0	0

Long term debt	0	0

Stockholders' Equity:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	0

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	(295,637)
Retained earnings	0	0
Total Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Years Ended December 31,
	2004	2003
Revenue	$0	$0

Costs and Expenses:
General and Administrative	0	0
Other	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before income taxes, extraordinary
gain and discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	(1,170,555)
Gain on disposal of assets used in discontinued operations	0	16,532,874
Income from discontinued operations	0	15,362,319

Net Income (loss)	$0	$15,362,319

Preferred stock dividends	0	(611,033)
Net income (loss) available to common shareholders	$0	$14,751,286

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.50
Basic and diluted net loss	$0.00	$0.50

Weighted average shares outstanding (basic and diluted)	29,563,712	29,563,712

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income (loss)	$0	$15,362,319
Adjustments required to reconcile net loss to net cash used in operating activities:
Expenses paid by issuance of equity instruments	0	23,780
Depreciation	0	30,302
Gain from discontinued operations	0	(16,532,874)
(Increase) decrease in current assets	0	158,697
Increase (decrease) in accounts payable and accrued expenses	0	333,163
Cash flows used by operating activities	0	(624,613)

Cash flow from investing activities:
Purchase of equipment	0	(21,817)
Cash used in investing activities	0	(21,817)

Cash flows from financing activities:
Proceeds from debt borrowings	0	330,000
Payments on long-term debt	0	(765)
Cash transferred to bankruptcy estate	0	(10,000)
Net cash provided by financing activities	0	319,235

Change in cash	0	(327,195)
Cash - beginning of period	0	327,195
Cash - end of period	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Stockholders' Equity Back to Table of Contents

	Preferred Stock		Common Stock		Additional
	Number of	Stated Or	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2001	35,631	$356	29,001,602	$290,016	$83,120,316	$(92,496,964)

Preferred and common stock issued	3,320	34	562,110	5,621	1,001,379	-
Preferred stock dividends	-	-	-	-	3,319,966	(2,323,583)
Revaluation of options and warrants	-	-	-	-	314,457	-
Net loss	-	-	-	-	-	(8,617,582)
Balance at December 31, 2002	38,951	390	29,563,712	295,637	87,756,118	(103,438,129)

Stock issued for cash	276	3	-	-	-	-
Effect of "Fresh Start" accounting	(39,227)	(393)	-	-	(88,051,755)	118,189,415
Net loss	-	-	-	-	-	(14,751,286)
Balance at December 31, 2003	0	$0	29,563,712	$295,637	$(295,637)	$0

Net loss	-	-	-	-	-	0
Balance at December 31, 2004	0	$0	29,563,712	$295,637	$(295,637)	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SHEFFIELD PHARMACEUTICALS, INC.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2004

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

Basis of Presentation: We adopted "fresh-start" accounting as of June 7, 2003 in accordance with procedures specified by AICPA Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code. The results of the discontinued component have been reclassified from continuing operations to discontinued operations. The reclassification reduced sales for December 31, 2003 by $75,000 and related expenses by $1,000,000.

The accounts of the former subsidiaries were not included in the bankruptcy sale and have not been carried forward.

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

SHEFFIELD PHARMACEUTICALS. INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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

The Company is not a party to any leases and does not have any commitments.

4. Stockholders' Equity:

Common Stock

On July 7, 2005, pursuant to the Bankruptcy Court Order dated July 6, 2005, we issued 70 million shares of common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

On July 7, 2005 the board of directors approved the cancellation of all pre-bankruptcy preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

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