Form 10QSB
period 2005-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 2005-07-19
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At March 31, 2005, the Registrant had 29,563,712 shares of common stock outstanding.

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

The Registrant did not file a Form 8-K during the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: July 19, 2005

Financial Statements for the Interim Periods ended March 31, 2005 and 2004 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets Back to Table of Contents

	Successor Company
	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	0	0

Long term debt

Stockholders' Equity:
Preferred Stock, 3,000,000 authorized, $0.01 par value;	0	0

Common stock, $0.01 par value; 100,000,000 shares authorized;
29,563,712 issued and outstanding	295,637	295,637
Additional paid-in capital	(295,637)	(295,637)
Retained earnings	0	0
Total Stockholders' Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Successor Company
	2005	2004
Revenue	$0	$0

Costs and Expenses:
Research and development	0	0
General and administrative	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income (loss) from discontinued operations	0	0

Net Income (loss)	$0	$0

Preferred stock dividends	0	0
Net income (loss) available to common shareholders	$0	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	29,563,712	29,563,712

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	Successor Company	Successor Company
	2005	2004

Cash flows used by operating activities	$0	0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	0	0
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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