Form 10QSB
period 2005-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 2005-11-14
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 01-12584

SHEFFIELD PHARMACEUTICALS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-3808303
(State of Incorporation)	(I.R.S. Employer Identification No.)

1220 Glenmore Drive, Apopka, FL	32712
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (407) 880-2213

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At September 30, 2005, the Registrant had 1,790,500 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. Management was appointed during the third quarter of 2005. As of September 30, 2005, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

None.

ITEM 2. CHANGES IN SECURITIES Back to Table of Contents

During the period ended September 30, 2005, the Company issued 1,115,000 restricted shares in exchange for expenses totaling $11,150 paid on behalf of the Company by the Company's chief executive officer. The Company believes that the issuances of these restricted shares was exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

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

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant filed a Form 8-K on October 7, 2005 with disclosure under Item 8.01 Other Events and on October 18, 2005 with disclosure under Item 1.02 Termination of A Material Definitive Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: November 14, 2005

Financial Statements for the Interim Periods ended September 30, 2005 and 2004 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$0	$0
Inventory	0	0
Prepaid expenses	0	0
Total current assets	0	0

Assets from discontinued operations held for sale:
Equipment, net	0	0
Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Notes payable	0	0
Total current liabilities	0	0

Long term debt

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.001 par value;	0	0
Common stock, 100,000,000 authorized, $0.001 par value;
1,790,500 issued and outstanding at September 30, 2005 and
29,563,712 issued and outstanding at December 31, 2004	17,905	295,637
Additional paid-in capital	(6,755)	(295,637)
Retained earnings	(11,150)	0
Total Equity	0	0

Total Liabilities and Stockholders' Equity	$0	$0

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	11,150	0	11,150	0
Interest	0	0	0	0
Total costs and expenses	11,150	0	11,150	0

Loss from continuing operations before discontinued operations	(11,150)	0	(11,150)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$(11,150)	$0	$(11,150)	$0

Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	$(11,150)	$0	$(11,150)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.01)	$0.00	$0.00	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	1,026,859	395,500	608,266	395,500

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Nine Months Ended September 30,
	(Unaudited)
	2005	2004

Cash flows used by operating activities	$0	$0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

See Notes to Unaudited Interim Financial Statements.

Supplemental Cash Flow Information:
Expenses paid by related party	$11,150

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. Common Stock

During the quarter ended September 30, 2005 we issued 1,115,000 shares of our common stock in exchange for expenses paid on our behalf by Mr. Manion. The shares were issued in consideration for Mr. Manion’s agreement to convert into shares of common stock all amounts due and owing to him as a result of advances made to the company. As a result of the conversion of the advances into shares of common stock, the full amount of the loans and/or advances made by Mr. Manion to Sheffield Pharmaceuticals, Inc. as of and through September 30, 2005, and all accrued interest thereon, are deemed to be paid in full. The shares were valued at $ 11,150 or $0.01 per share and reflected the aggregate amount of payments made on our behalf at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

The shares of Sheffield common stock were issued in a private, non public transaction to persons having direct knowledge of the business and financial condition of Sheffield and, accordingly, the transaction is considered exempt from the registration provisions of the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

Reverse Stock Split: On August 30, 2005, the Board unanimously adopted and the consenting stockholder approved a resolution to effect a one-for-two hundred fifty (1:250) reverse stock split of the Common Stock of Sheffield. The resulting share ownership interest including resulting fractional shares for each individual shareholder were rounded up to the third whole integer. No fractional shares were issued. The immediate effect of the Reverse Split reduced the total number of shares of Sheffield common stock from approximately 99,563,712 shares to approximately 675,500 shares issued and outstanding.

The Reverse Split became effective on September 30, 2005 (the "Effective Date") for shareholders of record on September 20, 2005. A resolution and consent granting the authority to effect the one-for-two hundred fifty reverse stock split of the Common Stock of Sheffield is included herein by reference to the Definitive 14C filed 9/20/2005. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2004.

5. New Accounting Standards

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