Form 10KSB
period 2005-12-31
SHEFFIELD PHARMACEUTICALS INC
filed 2006-01-25
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB
___________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

At December 31, 2005, the aggregate market value of the 397,217 voting common stock held by non-affiliates of the registrant was approximately $3,972. At December 31, 2005, the registrant had 1,792,217 shares of common stock outstanding. Issuer's revenues for its most recent fiscal year: $0.

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

On June 6, 2003, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Western District of New York (case no. 03-22303). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On June 7, 2005, the Trustee in proceedings under Chapter 7, filed a notice of motion for the sale of the Company's corporate entity and 70,000,000 restricted shares (280,000 adjusted for a 1 for 250 reverse split) of the Registrant's unissued common stock. On July 6, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Glenin Bay Equity, LLC is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Sheffield.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Glenin Bay Equity, LLC. to receive 70,000,000 restricted shares of common stock (280,000 adjusted for a 1 for 250 reverse split) and to appoint new members to the Registrant's board of directors. On July 8, 2005, Glenin Bay Equity, LLC. appointed Michael F. Manion to the board of directors of the Registrant, which board subsequently appointed Mr. Manion to be chief executive officer and chief financial officer of the Registrant (the "Management").

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

Our common stock previously traded on the American Stock Exchange and subsequently on the NASDAQ OTCBB. In 2003, due to the Registrant's failure to file periodic and annual reports, the Registrant's shares were deleted from the NASDAQ OTCBB market, following which the Registrant's common stock has been subject to quotation on the pink sheets. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

Selection and Structuring of a New Business Opportunity

New Management owns 77.8% of the total issued and outstanding voting shares. As a result, Management may have substantial flexibility in identifying and selecting a prospective new business opportunity. The Registrant will be dependent on the judgment of its Management in connection with the selection of a new business opportunity. In evaluating a prospective business opportunity, we would consider, among other factors, the following: (i) costs associated with pursuing a new business opportunity; (ii) growth potential of the potential new business opportunity; (iii) experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity; (iv) necessary capital requirements; (v) the competitive position of the new business opportunity; (vi) stage of business development; (vii) the market acceptance of the potential products and services; (viii) proprietary features and degree of intellectual property; and (ix) the regulatory environment that may be applicable to any prospective business opportunity.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.
Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions and other material events. We will continue to be required to file quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, which annual report must contain our audited financial statements. As a reporting company under the Exchange Act, following any business combination, we will be required to file a report on Form 8-K or other form appropriate under the Exchange Act, which contains audited financial statements of the acquired entity. These audited financial statements must be filed with the SEC within 4 days following the filing of Form 8-K disclosing the transaction. While obtaining audited financial statements is typically the economic responsibility of the acquired company, it is possible that a potential target company may be a non-reporting company with unaudited financial statements. The additional time and costs that may be incurred by some potential target companies to prepare such audited financial statements may significantly delay or may even preclude consummation of an otherwise desirable transaction. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition because we are subject to the reporting requirements of the Exchange Act.

ADDITIONAL FINANCING REQUIREMENTS
We have no revenues and are dependent upon the willingness of our Management to fund the costs associated with our reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of the date of this filing, the Registrant has paid a total of $35,500 for general and administrative expenses, including accounting fees and reinstatement fees. We may not generate any revenues until the consummation of a business combination or our commencement of new business operations. We anticipate that we will have available to us sufficient resources to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until we commence business operations or enter into a business combination. In the event that available resources from our Management prove to be insufficient for the purpose of commencing operations through a business combination or otherwise, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to commence a new business or pursue a business combination. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available on terms acceptable and in our best interests. We do not have any written agreement with Management to provide funds for our operating expenses.

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

POSSIBLE ISSUANCE OF ADDITIONAL SECURITIES
Our Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock, par value $0.001. As of December 31, 2005, we had 1,792,217 shares of common stock issued and outstanding. We may issue additional shares of common stock or preferred stock in connection with our intention to pursue new business opportunities or enter into a business combination. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests in the Registrant. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of the Registrant may occur. The issuance of additional shares of common stock and convertible preferred stock may adversely affect the market price of our common stock, in the event that an active trading market commences, of which there can be no assurance.

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

GENERAL ECONOMIC RISKS
The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our plan of operation. These conditions and other factors beyond the Registrant's control include, but are not limited to regulatory changes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS Back to Table of Contents

During the year ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

(a) Market Price Information
In connection with the Registrant filing a Chapter 7 bankruptcy petition on June 6, 2003 and subsequent delinquency in its reporting requirements, its common stock became subject to quotation on the pink sheets. The Registrant's common stock is traded from time to time on the Pinksheets under the symbol SFPH. To the best knowledge of the Registrant, there has been only a limited trading market for our common stock for approximately the past two years. The following table shows the high and low bid prices for the Registrant's common stock during the fiscal years 2005 and 2004 as reported by the National Quotation Bureau Incorporated and adjusted for a 1 for 250 reverse split effective September 30, 2005. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2005
Quarter ended December 31, 2005	$3.00	$0.00
Quarter ended September 30, 2005	2.50	0.03
Quarter ended June 30, 2005	0.03	0.02
Quarter ended March 31, 2005	0.01	0.00

Year Ended December 31, 2004
Quarter ended December 31, 2004	$2.50	$0.02
Quarter ended September 30, 2004	2.50	0.02
Quarter ended June 30, 2004	1.25	0.02
Quarter ended March 31, 2004	1.25	0.02

(b) Approximate Number of Holders of Common Stock
On December 31, 2005, there were approximately 312 shareholders of record of our common stock.

(c) Dividends
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities
During the three-month period ended December 31, 2005, the Registrant issued no restricted shares.

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

During the third quarter of 2003, we discontinued our former business operations in connection with our filing a Chapter 7 bankruptcy petition. As of the date of this filing and subsequently to emerging from bankruptcy, the Registrant has paid a total of $35,500 for general and administrative expenses, including accounting fees and reinstatement fees. While we are dependent upon interim funding provided by Management to pay professional fees and expenses, we have no written finance agreement with Management to provide any continued funding.

Liquidity and Capital Resources

At December 31, 2005, we had no assets and had $9,350 in liabilities. As part of our intent to seek new business opportunities and/or in effecting a business combination, we may determine to seek to raise funds from the sale of equity or debt securities.We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all.

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

ITEM 7. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004 are attached to this annual report.

Financial Statements for the Fiscal Year ended December 31, 2005 and 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 8A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of December 31, 2005, the Company's president and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls. Management was appointed during the third quarter of fiscal 2005. No changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10. EXECUTIVE COMPENSATION Back to Table of Contents

Summary Compensation Table
Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Michael F. Manion, CEO and CFO (1)	2005	---	---	---	---	---	---

(1) Mr. Manion became CEO, CFO and Chairman of the Registrant in July 2005.

The Company has no employment agreement with its new CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's voting securities. As of December 31, 2005, the Registrant had 1,792,217 shares issued.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner	Percent of Common Stock(1)
Common Stock	Michael F. Manion 1220 Glenmore Drive Apopka, Florida 32712	1,395,000 shares	77.80%
Common Stock	Officer and director as a group (1 person)	1,395,000 shares	77.80%
(1) The percentage of common stock is based on 1,792,217 common stock outstanding as of December 31, 2005.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

Independent Public Accountants
The Registrant's Board of Directors has appointed Michael F. Cronin, CPA as independent public accountant for the fiscal year ending December 31, 2005.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by Michael F. Cronin, CPA for the audit of the Registrant's annual financial statements for the years ended December 31, 2005, and fees billed for other services rendered by Michael F. Cronin, CPA during those periods.

Year Ended
December 31, 2005
Audit fees (1)	$7,500
Audit-related fees (2)	---
Tax fees (3)	---
All other fees	---
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

Section 16(a) Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officer and director has filed reports required under Section 16(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ MICHAEL F. MANION Michael F. Manion CEO, CFO and Director Dated: January 25, 2006

Financial Statements Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors and Stockholders
Sheffield Pharmaceuticals, Inc.

I have audited the accompanying balance sheet of Sheffield Pharmaceuticals, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Pharmaceuticals, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America..

The Company adopted "fresh-start" accounting as of June 7, 2003. The impact of this is more fully described in note 1 of the financial statements.

January 23, 2006

/s/ Michael F. Cronin, CPA
Michael F. Cronin
Certified Public Accountant
Rochester, New York

Financial Statements for the Years ended December 31, 2005 and 2004 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets Back to Table of Contents

	Successor Company	Successor Company
	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Expenses paid by related parties	9,350	0
Total current liabilities	9,350	0

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.001 par value; none issued	0	0

Common stock, $0.001 par value; 100,000,000 shares authorized;
1,792,217 issued and outstanding	1,792	295,637
Additional paid-in capital	9,358	(295,637)
Accumulated deficit	(20,500)	0
Total shareholders' deficiency	(9,350)	0

Total Liabilities and Stockholders' Equity	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations Back to Table of Contents

	Fiscal Years Ended December 31,
	2005	2004
Revenue	$0	$0

Costs and Expenses:
General and Administrative	20,500	0
Other	0	0
Interest	0	0
Total costs and expenses	20,500	0

Loss from continuing operations before discontinued operations	(20,500)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$(20,500)	$0

Preferred stock dividends	0	0
Net loss available to common shareholders	$(20,500)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.02)	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$(0.02)	$0.00

Weighted average shares outstanding (basic and diluted)	906,253	395,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows Back to Table of Contents

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31, 2005	December 31, 2004

Cash flows used by operating activities	0	0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	0
Payments on long-term debt	0	0
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

Supplemental Cash Flow Information:
Expenses paid by issuance of common stock	$11,150

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Stockholders' Equity Back to Table of Contents

	Preferred Stock		Common Stock		Additional
	Number of	Stated Or	Number of	Stated Or	Paid-In	Accumulated
	Shares	Par value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2002	38,951	390	29,563,712	295,637	87,756,118	(103,438,129)
Stock issued for cash	276	3	-	-	-	-
Effect of "Fresh Start" accounting	(39,227)	(393)	-	-	(88,051,755)	(88,071,810)
Net income	-	-	-	-	-	15,362,319
Balance at December 31, 2003	0	$0	29,563,712	$295,637	$(295,637)	$0
Net loss	-	-	-	-	-	-
Balance at December 31, 2004	0	$0	29,563,712	$295,637	$(295,637)	$0
Effect of reverse split			(29,166,495)	(295,240)	295,240
Stock issued for change in control			280,000	280	(280)
Stock issued for services			1,115,000	1,115	10,035
Net loss	-	-	-	-	-	(20,500)
Balance at December 31, 2005	0	$0	1,792,217	$1,792	$9,358	$(20,500)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

SHEFFIELD PHARMACEUTICALS, INC.
BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES Back to Table of Contents
December 31, 2005

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

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 23, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to our reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2002.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2005 or 2004.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

SHEFFIELD PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Resultant Change in Control: In connection with the Order confirming the sale of debtor's interest to Glenin Bay Equity, LLC. approved by the U.S. Bankruptcy Court Western District of New York on July 6, 2005, the Court authorized a change in control pursuant to which Michael F. Manion will become our new director. The new board of directors appointed Michael F. Manion as chief executive officer and chief financial officer on July 8, 2005. The Court order further provided that the sale was free and clear of liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in Sheffield’s subsidiaries. The issuance of 280,000 shares of common stock along with a change in our board has resulted in a change in control.

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

The Company is not a party to any leases and does not have any commitments

4. Stockholders' Equity:

Reverse Stock Split

On August 30, 2005 we declared a reverse split of our common stock. The formula provided that every two-hundred-and fifty (250) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. The resulting share ownership interest including resulting fractional shares for each individual shareholder was rounded up to the third whole integer in such a manner that all rounding was done to the next 100 shares and each and every shareholder would own at least 100 shares. The reverse stock split was effective September 30, 2005 for holders of record at September 20, 2005. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2004.

Common Stock

We are currently authorized to issue up to 100,000,000 shares of $ 0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On July 7, 2005, pursuant to the Bankruptcy Court Order dated July 6, 2005, we issued 280,000 shares of common stock resulting in a change of control. We also issued 1,115,000 shares to Mr. Manion, our sole board member, to reimburse him for certain expenses valued at $11,150 paid on our behalf.

Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 par value preferred stock. On July 7, 2005 the board of directors approved the cancellation of all pre-bankruptcy preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

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