Form 10QSB
period 2006-03-31
SHEFFIELD PHARMACEUTICALS INC
filed 2006-05-12
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At March 31, 2006, the Registrant had 1,792,217 shares of common stock outstanding.

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

On June 6, 2003, the Registrant filed a voluntary Chapter 7 bankruptcy petition under the U.S. Bankruptcy Code in the U.S. Bankruptcy Court Western District of New York (case no. 03-22303). As a result of the Chapter 7 bankruptcy petition, the Registrant's assets were transferred to a United States Trustee and the Registrant terminated its business operations. During 2003 and 2004, the Bankruptcy Trustee had disposed of substantially all of the assets of the Registrant and its subsidiaries. On June 7, 2005, the Trustee in proceedings under Chapter 7, filed a notice of motion for the sale of the Company's corporate entity and 70,000,000 (280,000 shares adjusted for reverse split) restricted shares of the Registrant's unissued common stock. On July 6, 2005, the Bankruptcy Court approved an order authorizing a change in control and confirming that Glenin Bay Equity, LLC is a good faith purchaser pursuant to 11 USC Section 363(m). The Court order further provided that the Company, subsequent to the bankruptcy proceeding, is free and clear of all liens, claims and interests of others and that the sale was free and clear of any and all other real or personal property interests, including any interests in the former subsidiaries of Sheffield.

Change in Control following Bankruptcy

The material terms of the transaction confirmed by the Bankruptcy Court authorized Glenin Bay Equity, LLC. to receive 70,000,000 (280,000 shares adjusted for reverse split) restricted shares of common stock and to appoint new members to the Registrant's board of directors. On July 8, 2005, Glenin Bay Equity, LLC. appointed Michael F. Manion to the board of directors of the Registrant, which board subsequently appointed Mr. Manion to be chief executive officer and chief financial officer of the Registrant (the "Management").

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

Our common stock is subject to quotation on the NASD OTCBB under the symbol SFPH. There is currently only a limited trading market in the Registrant's shares. There can be no assurance that there will be an active trading market for our common stock. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

Exhibit No.	Description
31.1	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K during the quarter covered by this report:

The Registrant did not file a Form 8-K during the three-month period ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion Michael F. Manion CEO, CFO and Chairman Dated: May 11, 2006

Financial Statements for the Interim Periods ended March  31, 2006 and 2005 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Expenses paid by related parties	9,350	9,350
Total current liabilities	9,350	9,350

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.001 par value; none issued	-	-
Common stock, 100,000,000 authorized, $0.001 par value;
1,792,217 issued and outstanding at March 31, 2006 and December 31, 2005	1,792	1,792
Additional paid-in capital	9,358	9,358
Accumulated deficit	(20,500)	(20,500)
Total shareholders' deficiency	(9,350)	(9,350)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended March 31,
	(Unaudited)
	2006	2005

Revenue	$0	$0

Costs and Expenses:
General and administrative	0	0
Interest	0	0
Total costs and expenses	0	0

Loss from continuing operations before discontinued operations	0	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0
Gain on disposal of assets used in discontinued operations	0	0
Income from discontinued operations	0	0

Net Income (loss)	$0	$0

Preferred stock dividends	0	0
Net loss available to common shareholders	$0	$0

Basic and diluted per shares amounts:
Continued operations	$0.00	$0.00
Discontinued operations	$0.00	$0.00
Basic and diluted net loss	$0.00	$0.00

Weighted average shares outstanding (basic and diluted)	1,792,217	395,500

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Three Months Ended March 31,
	(Unaudited)
	2006	2005

Cash flows used by operating activities	$0	$0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

4. New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options therefore no charge is required for the three months ended March 31, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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