Form 10QSB
period 2006-06-30
SHEFFIELD PHARMACEUTICALS INC
filed 2006-08-02
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, the Registrant had 3,164,017 shares of common stock issued and outstanding.

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

By mid 2003, the Registrant had failed to reach profitability and was undercapitalized to implement its business plan. The Company's inability to meet its obligations as they became due and to continue to operate its business as a going concern resulted in the Company’s decision to seek relief under the Bankruptcy Code.

New Business Objectives of the Registrant

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

The Registrant did not file a Form 8-K during the three-month period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion
Michael F. Manion
   CEO, CFO and Chairman
   Dated: August 1, 2006

Financial Statements for the Interim Periods ended June 30, 2006 and 2005 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Expenses paid by related parties	0	9,350
Total current liabilities	0	9,350

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.001 par value; none issued	-	-
Common stock, 100,000,000 authorized, $0.001 par value;
3,164,017 and 1,792,217 issued at June 30, 2006 and December 31, 2005	3,164	1,792
Additional paid-in capital	21,699	9,358
Accumulated deficit	(24,863)	(20,500)
Total shareholders' deficiency	0	(9,350)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	4,363	0	4,363	0
Interest	0	0	0	0
Total costs and expenses	4,363	0	4,363	0

Loss from continuing operations before discontinued operations	(4,363)	0	(4,363)	0

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$(4,363)	$0	$(4,363)	$0

Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	$(4,363)	$0	$(4,363)	$0

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$0.00	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding (basic and diluted)	2,408,701	395,500	2,102,162	395,500

See Notes to Unaudited Interim Financial Statements.

Sheffield Pharmaceuticals, Inc.
Statements of Cash Flows

	Six Months Ended June 30,
	(Unaudited)
	2006	2005

Cash flows used by operating activities	$0	$0

Cash flow from investing activities:
Purchase of equipment	0	0
Cash used in investing activities	0	0

Cash flows from financing activities:
Proceeds from debt borrowings	0	0
Payments on long term debt	0	0
Cash transferred to bankruptcy estate	0	0
Net cash provided by financing activities	0	0

Change in cash	0	0
Cash - beginning of period	0	0
Cash - end of period	$0	$0

Supplemental Cash Flow Information:
Expenses paid by issuance of common stock	$13,713

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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