Form 10QSB
period 2006-09-30
SHEFFIELD PHARMACEUTICALS INC
filed 2006-10-12
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-QSB
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 01-12584

SHEFFIELD PHARMACEUTICALS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-3808303
(State of Incorporation)	(I.R.S. Employer Identification No.)

779 Hammond Place, The Village, FL	32167
(Address of Principal Executive Offices)	(ZIP Code)

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

At September 30, 2006, the Registrant had 3,163,772 shares of common stock issued and outstanding.

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

ITEM 3. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2006, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this quarterly report.

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

The Registrant did not file a Form 8-K during the three-month period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael F. Manion
Michael F. Manion
   CEO, CFO and Chairman
   Dated: October 12, 2006

Financial Statements for the Interim Periods ended September 30, 2006 and 2005 Back to Table of Contents

Sheffield Pharmaceuticals, Inc.
Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current Assets:
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Other assets	0	0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable-trade	$0	$0
Accrued expenses	0	0
Expenses paid by related parties	3,017	9,350
Total current liabilities	3,017	9,350

Stockholders' Deficiency:
Preferred Stock, 10,000,000 authorized, $0.001 par value; none issued	-	-
Common stock, 100,000,000 authorized, $0.001 par value;
3,163,772 and 1,792,217 issued at September 30, 2006 and December 31, 2005	3,164	1,792
Additional paid-in capital	21,699	9,358
Accumulated deficit	(27,880)	(20,500)
Total shareholders' deficiency	(3,017)	(9,350)

Total liabilities and stockholders' deficiency	$0	$0

See notes to unaudited interim financial statements.

Sheffield Pharmaceuticals, Inc.
Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenue	$0	$0	$0	$0

Costs and Expenses:
General and administrative	3,017	11,150	7,380	11,150
Interest	0	0	0	0
Total costs and expenses	3,017	11,150	7,380	11,150

Loss from continuing operations before discontinued operations	(3,017)	(11,150)	(7,380)	(11,150)

Discontinued operations:
Loss from discontinued operations (net of taxes)	0	0	0	0
Gain on disposal of assets used in discontinued operations	0	0	0	0
Income from discontinued operations	0	0	0	0

Net Income (loss)	$(3,017)	$(11,150)	$(7,380)	$(11,150)

Preferred stock dividends	0	0	0	0
Net loss available to common shareholders	$(3,017)	$(11,150)	$(7,380)	$(11,150)

Basic and diluted per shares amounts:
Continued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted net loss	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding (basic and diluted)	3,164,017	1,026,859	2,460,003	608,266

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the six months ended June 30, 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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