Form 10QSB
period 2007-03-31
PIPEX PHARMACEUTICALS, INC.
filed 2007-05-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

       As of May 10, 2007, the issuer had 17,023,218 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No  ☒

PIPEX PHARMACEUTICALS, INC.

FORM 10-QSB

PART I. - FINANCIAL INFORMATION

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

These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. The forward looking statements discussed in this report might not occur given the numerous uncertainties and risks involved in our business. You should carefully consider these uncertainties and risks, including the ones set forth in Item 1A of Part II of this report.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets
Current Assets
Cash	$10,941,484
Prepaid expenses	26,172
Total Current Assets	10,967,656

Equipment, net of accumulated depreciation of $42,497	324,043

Deposits and other assets	301,225

Total Assets	$11,592,924

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$401,943
Accrued liabilities	140,000
Note payable	200,000
Total Current Liabilities	741,943

Long Term Liabilities:
Note payable, less current portion above	400,000

Total Liabilities	1,141,943

Commitments (See Note 5)

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
17,023,218 shares issued and outstanding	17,023
Additional paid-in capital	34,467,578
Deficit accumulated during the development stage	(24,033,620)
Total Stockholders' Equity	10,450,981

Total Liabilities and Stockholders' Equity	$11,592,924

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the Period
			from January 8, 2001
	For the three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Operating Expenses:
Research and development	1,417,123	331,319	6,250,192
General and administrative	1,503,881	184,212	4,536,774
Total Operating Expenses	2,921,004	515,531	10,786,966

Loss from Operations	(2,921,004)	(515,531)	(10,786,966)

Other Income (Expense):
Interest income	71,469	-	116,051
Other expense	-	-	(1,733)
Total Other Income, net	71,469	-	114,318

Net Loss	$(2,849,535)	$(515,531)	$(10,672,648)

Less: Preferred stock dividend - subsidiary	-	(190,250)	(951,250)
Less: Merger dividend	(12,409,722)	-	(12,409,722)

Net Loss Applicable to Common Shareholders	$(15,259,257)	$(705,781)	$(24,033,620)

Net Loss Per Share - Basic and Diluted	$(0.90)	$(0.45)	$(9.55)

Weighted average number of shares outstanding
during the period - basic and diluted	16,979,038	1,572,137	2,516,181

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			from January 8, 2001
	For the three months ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Cash Flows From Operating Activities:
Net loss	$(2,849,535)	$(515,531)	$(10,672,648)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	596,047	-	1,049,570
Stock-based consulting	316,360	-	804,076
Stock issued as compensation in acquisition of subsidiary	601,612	-	601,612
Stock issued for license fee	-	-	388,691
Depreciation	9,562	-	42,497
Changes in operating assets and liabilities:
Prepaid expenses and other	(470)	-	(26,172)
Deposits and other assets	(301,225)	-	(301,225)
Accounts payable	(138,177)	(3,679)	401,943
Accrued liabilities	(48,799)	-	143,118
Net Cash Used In Operating Activities	(1,814,625)	(519,210)	(7,568,538)

Cash Flows From Investing Activities:
Purchases of property and equipment	(36,317)	-	(82,150)
Cash paid to acquire shell in reverse merger	-	-	(665,000)
Net Cash Used In Investing Activities	(36,317)	-	(747,150)

Cash Flows From Financing Activities:
Proceeds from note payable	600,000	-	600,000
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Cash paid as direct offering costs in private placements			(1,160,418)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Proceeds from issuance of preferred and common stock	-	-	1,150,590
Proceeds from loans payable - related party	-	280,349	3,210,338
Repayments of loans payable - related party	-	-	(220,000)
Net Cash Provided By Financing Activities	600,000	280,349	19,257,172

Net increase (decrease) in cash	(1,250,942)	(238,861)	10,941,484

Cash at beginning of period	12,192,426	1,157,790	-

Cash at end of period	$10,941,484	$918,929	$10,941,484

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Exchange of EPI preferred stock into Pipex common stock in acquisition	$12,409,722	$-	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$284,390	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$190,250	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization, Nature of Operations and Basis of Presentation

(A) Description of the Business

Pipex Pharmaceuticals, Inc. (“Pipex”) is a development-stage pharmaceutical company that is developing proprietary, late-stage drug candidates for the treatment of neurologic and fibrotic diseases.

In January 2007 the Company’s Board of Directors approved a 3 for 1 reverse stock split of all outstanding common stock, stock options and stock warrants of Pipex which was effective of April 25, 2007. All references to the number of shares and per share amounts have been retroactively restated to reflect this reverse stock split.

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Pipex, the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended March 31, 2007 are not necessarily indicative of results for the full fiscal year.

(C) Reverse Merger and Recapitalization

On October 31, 2006, Sheffield Pharmaceuticals, Inc. (“Sheffield”), a shell corporation, entered into a Merger Agreement (“Merger”) with Pipex Therapeutics Inc. (“Pipex Therapeutics”), a privately owned Delaware company, whereby Pipex Therapeutics was the surviving corporation. This transaction was accounted for as a reverse merger since Sheffield did not have any operations and a recapitalization of Pipex Therapeutics. Since Pipex Therapeutics acquired a controlling voting interest, it was deemed the accounting acquirer, while Sheffield was deemed the legal acquirer. The historical financial statements of the Company are those of Pipex Therapeutics, Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”) and CD4 Biosciences, Inc (“CD4”) since inception, and of the consolidated entities from the date of Merger and subsequent. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc.

Since the transaction is considered a reverse merger and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the Merger Agreement, Sheffield issued 11,333,334 shares of common stock for all of the outstanding Series A, convertible preferred and common stock of Pipex Therapeutics and Sheffield assumed all of Pipex Therapeutics’s outstanding options and warrants, but did not assume the options and warrants outstanding within Pipex Therapeutics’s majority owned subsidiaries. On October 31, 2006, concurrent with the Merger, Pipex Therapeutics executed a private stock purchase agreement to purchase an additional 808,767 shares of common stock held by Sheffield’s sole officer and director; these shares were immediately cancelled and retired. Aggregate consideration paid for Sheffield was $665,000. Upon the closing of the reverse merger, shareholders of Sheffield retained an aggregate 245,824 shares of common stock. As a result of these transactions, Pipex Therapeutics acquired approximately 98% ownership of the issued and outstanding common shares of Sheffield.

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

2. Pipex Therapeutic’s Acquisition of Solovax

On July 31, 2005, Pipex Therapeutics acquired 96.9% of the aggregate voting preferred and common stock of Solovax.. Pipex Therapeutics assumed all outstanding liabilities of approximately $310,000, the transfer of 1,000,000 shares of Series A Convertible Preferred Stock owned by Solovax’s president and 250,000 shares of common stock owned by Solovax’s COO. The fair value of the exchange was equivalent to the par value of the common stock received pursuant to the terms of the contribution.

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

In the consolidated financial statements, each of these transactions was analogous to a recapitalization with no net change to equity since the entities were under common control at the date of the transaction.

4. Pipex Pharmaceuticals’ Acquisition of EPI

On January 5, 2007, EPI merged with and into a wholly owned subsidiary of Pipex, Effective Acquisition Corp. In the transaction, Pipex issued 795,248 shares of common stock having a fair value of $15,865,184 based upon the quoted closing trading price of $19.95 per share. As consideration for the share issuance, EPI, exchanged 634,167 shares of Series B Convertible Preferred stock and 25,000 shares of common stock into 765,087 and 30,161 (pursuant to the reverse stock split), shares of Pipex common stock respectively. The Company took a charge of $601,712 to compensation expense for the newly issued common stock to an officer and director of the Company. The additional 951,250 shares of outstanding Series B preferred stock dividends were cancelled and retired and were not contemplated in the exchange. EPI also cancelled and retired all of the issued and outstanding 3,000,000 shares of Series A Convertible Preferred stock as well as 750,000 shares of common stock.

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period ending March 31, 2007.

As part of the acquisition of EPI, the Company granted an aggregate 68,858 warrants and 34,685 options for the outstanding warrants and options with EPI warrant and option holders. These new options and warrants will continue to vest according to their original terms. Pursuant to SFAS No. 123R and fair value accounting, the Company treated the exchange as a modification of an award of equity instruments. As such, incremental compensation cost shall be measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. In substance, Pipex repurchased the EPI instruments by issuing a new instrument of equal or greater value.

The Company used the following weighted average assumptions for the fair value of the replacement award: expected dividend yield of 0%; expected volatility of 196.10%; risk-free interest rate of 4.65%, an expected life ranging from seven to eight years and exercise prices ranging from $0.09 - $3.30.

The Company has the following weighted average assumptions for the fair value of the cancelled award at the cancellation date: expected dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.65%, an expected life ranging from seven to eight years and exercise prices ranging from $0.09 - $3.30.

The fair value of the replacement award required an increase in compensation expense of approximately $352,734.

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

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $24,033,620 at March 31, 2007.

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

Significant estimates during 2007 and 2006 include depreciable lives of property, valuation of stock options and warrants granted for services or compensation pursuant to SFAS No. 123R, existence and recording of research and development expenditures as expenses in connection with the provisions of SFAS No. 2, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets.

(D) Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2007, the balance exceeded the federally insured limit by $10,655,878.

(E) Equipment

Equipment is stated at cost, less accumulated depreciation. Costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, which is generally ten years. Equipment consists primarily of equipment used in connection with research and development. Expenditures for maintenance and repairs are charged to expense as incurred.

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three month periods ended March 31, 2007 and March 31, 2006 and for the period from January 8, 2001 (inception) to March 31, 2007.

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

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss at March 31, 2007 and 2006 and for the period from January 8, 2001 (inception) to March 31, 2007, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the periods ended March 31, 2007 and 2006 and for the period from January 8, 2001 (inception) to March 31, 2007 was computed assuming the recapitalization associated with the reverse merger in October 2006 and the reverse stock split in April 2007, as such all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three months ended March 31, 2007, March 31, 2006 and the period from January 8, 2001 (inception) to March 31, 2007, in connection with the acquisition of EPI (See Note 1(D)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

(I) Research and Development Expense

The Company expenses all research and development expense as incurred for which there is no alternative future use. Research and development expenses consist primarily of manufacturing costs, license fees, salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates, as well as an allocation of overhead expenses incurred by the Company.

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, accrued liabilities and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(K) Stock Based Compensation

All share-based payments to employees since inception have been recorded and expensed in the statements of operations as applicable under SFAS No. 123R “Share-Based Payment”.

(L) Reclassifications

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 3 Long-Term Debt

On March 30, 2007, the Company entered into a loan facility with a bank whereby the Company borrowed $600,000 for equipment purchases. Borrowings under the facility bear interest at the bank’s prime rate (8.25% at March 31, 2007) plus 2% and are payable in equal monthly principal payments over 36 months. As of March 31, 2007, outstanding borrowings under the facility were $600,000. The loan facility subjects the Company to financial covenants, which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at March 31, 2007.

Note 4 Stockholders’ Equity and Non-Controlling Interest

(A) Preferred Stock Issuances

On January 4, 2001, EPI issued 3,000,000 shares of Series A Convertible Preferred Stock to the Founder serving as the CEO and Chairman of the Board of EPI in exchange for $250,000 ($0.08 per share).

On January 15, 2001, Pipex Therapeutics issued 5,421,554 shares of Series A Convertible Preferred Stock (pursuant to the October 31, 2006 reverse merger and recapitalization and the reverse stock split on April 25, 2007) to a founder serving as the President, CEO and Chairman of the Board of Pipex in exchange for $300,000 ($0.055 per share). On October 31, 2006, pursuant to the reverse merger with Sheffield, these shares of Series A Convertible Preferred Stock were cancelled and retired.

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

From March through June 2005, EPI issued 1,902,500 shares of Series B Convertible Preferred Stock, at $1 per share, for proceeds of $1,902,500. In connection with this offering, EPI paid $152,200 of offering costs that were charged against additional paid in capital. The Company also granted 171,225 warrants as compensation in connection with this equity raise. On January 5, 2007, pursuant to the acquisition of EPI, these shares of Series B Convertible Preferred Stock were cancelled and retired. (See Note 1(D)(4))

(B) Common Stock Issuances of Issuer

On January 5, 2007, the Company issued 795,248 shares of common stock in the acquisition of EPI having a fair value of $15,865,184 based upon the quoted closing trading price of $19.95 per share. (See Note (1)(D)(4).

During October and November of 2006, the Company completed private placements of its stock, which resulted in the issuance of 6,900,932 shares of common stock and 3,450,660 warrants. The net proceeds from the private placements were approximately $12,766,000, which included cash paid as direct offering costs of approximately $1,160,000. In connection with the private placements, the Company engaged a company, which is controlled by the Company’s Chairman and Chief Executive Officer, as the placement agent for the transaction. Of the total approximate $1,160,000 in direct offering costs, the Company paid the placement agent the sum of approximately $1,033,800. Additionally the placement agent was paid non-cash compensation of 958,277 warrants with an aggregate fair value of $4,555,457. (See Note 3 (E)).

On October 31, 2006, the loans payable to the Company’s founder, President and CEO were converted into 1,665,211 shares of common stock and 832,606 warrants.

During October 2006, the Company converted all of its 5,421,554 shares of Series A, convertible preferred stock in exchange for equivalent common shares. The fair value of the exchange was based upon par value with a net effect of $0 to the statement of equity.

During October 2006, the Company issued 422,314 shares of common stock to an unrelated third party in connection with the terms of a license agreement. The fair value was $388,691 based upon the recent cash offering price at that time and was charged to research and development expense.

(C) Common Stock Issuances of Subsidiaries

During the period from January 8, 2001 (inception) to December 31, 2004, the Company’s majority owned subsidiaries; CD4 and Solovax issued an aggregate 590,000 shares of common stock for $590 and an aggregate 119,000 shares of common stock was issued for compensation and consulting services rendered having a fair value of $119.

(D) Stock Option Plan

On March 20, 2007, the Company’s Board of Directors adopted the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2007, there are a total of 260,012 options issued and outstanding under the 2007 Stock Plan.

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in the forth quarter of 2006. As of the date of the merger there were a total of 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended December 31,
	2007	2006
Exercise price	$0.09 - $22.50	$0.09 - $0.99
Expected dividends	0%	0%
Expected volatility	103.29% - 200%	200%
Risk fee interest rate	4.18% - 4.90%	4.44% - 4.57%
Expected life of option	7-10 years	3-10 years

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three months ended March 31, 2007 and 2006 and the period from inception to March 31, 2007 with respect to stock option awards is as follows:

	Three Months Ended March 31,
	2007	2006	Inception to March 31, 2007
Research and development:
employees	$212,307	$—	$451,491
non-employees	—	52,412	59,960
General and administrative:
employees	185,725	—	381,730
non-employees	$217,424	52,412	628,734

	$615,456	$104,824	$1,521,915

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

A summary of stock option activity for the three months ended March 31, 2007 and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	254,795	$0.09
Granted	1,364,061	$2.19
Exercised	—	$—
Forfeited	(5,000)	$0.90

Balance at December 31, 2006	1,613,855	$1.86
Granted	152,177	$6.98
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at March 31, 2007	1,749,365	$1.79

The weighted average remaining contractual term for options outstanding at March 31, 2007 was 9.36 years. Of the total options granted, 901,687 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.07. Of the 152,177 options granted in 2007, 86,779 were granted to related parties of which all are fully vested.

(E) Stock Warrants

On February 15, 2007, the Company executed an agreement with an unrelated third party to provide certain services. Pursuant to the terms of the agreement, The Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of March 31, 2007, 16,666 warrants have been issued for which the Company has charged stock based compensation expense in the amount of $62,460.

On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(D)(4))

In October and November 2006, the Company issued warrants to purchase 3,450,660 shares of common stock as part of private placement offerings. The warrants have an exercise price of $2.22 and each warrant has a life of 5 years.

In addition, as part of the private placements, the Company issued warrants to purchase 958,277 shares of common stock to the placement agent, that is a company that is controlled by the Company’s Chairman and CEO. The warrants have an exercise price of $2.22. The fair value of the warrants totals $4,555,457 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 79.4%; risk-free interest rate of 4.54% and an expected life of 10 years. Since these warrants were granted as compensation in connection with an equity raise, the Company has treated these warrants as a direct offering cost. The result of the transaction has a $0 net effect to equity. The warrants are fully vested and non-forfeitable.

On October 31, 2006, the loans payable to the Company’s founder, President and CEO were converted into 1,651,878 shares of common stock and 832,606 warrants to purchase common stock. The warrants have an exercise price of $2.22 and a life of 5 years.

4,283,266 of the warrants are callable by Pipex in the event that Pipex’s common stock trades at $5.55 per share for 20 of 30 consecutive days. Accordingly, net proceeds of approximately $9,500,000 may be realized by Pipex in the event that all of the warrants are exercised.

A summary of warrant activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at December 31, 2005	—	—
Granted	5,241,544	2.22	4.69 Years
Exercised	—	—	—
Forfeited	—	—	—

Balance at December 31, 2006	5,241,544	2.22	4.69 Years
Granted	85,525	3.39	8.31 Years
Exercised	—	—	—
Forfeited	—	—	—

Balance at March 31, 2007	5,327,069	2.24	4.98 Years

(F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 1.24 years as of March 31, 2007.

(G) Non-Controlling Interest

Since the Company’s majority owned subsidiaries have never been profitable and present negative equity, there has been no establishment of a positive non-controlling interest. Since this value cannot be presented as a deficit balance, the accompanying consolidated balance sheet reflects a $0 balance.

Note 5 Commitments

(A) License Agreements

Since inception, the Company has entered into various option and license agreements for the use of patents and their corresponding applications. These agreements have been entered into with various educational institutions and hospitals. These agreements contain payment schedules or stated amounts due for (a) option and license fees, (b) expense reimbursements, and (c) achievement of success milestones. All expenses related to these agreements have been recorded as research and development. In connection with these agreements, the Company had approximately $39,682 outstanding as accounts payable and $90,000 outstanding as accrued liabilities, as of March 31, 2007.

In connection with these agreements, the Company may be obligated to make milestone payments up to an amount of $6,675,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. There have been no such milestones achieved or payments made to date. At the present time, the Company can give no assurances that any such milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements. The schedule below does not include the value of these commitments.

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsors approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period. As of March 31, 2007, 56,567 are included in accounts payable in connection with this agreement.

(C) Consulting Agreements

In August 2005, Pipex entered into an agreement with an individual to provide consulting services for the Company’s research and development. The consultant was paid $25,000 upon the execution of the agreement. The consultant will receive annual consulting fees of $120,000 for each of the next three years. The consultant also received 66,667 options having a fair value $59,960 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 1.81% and an expected life of 10 years.

In December 2006, Pipex entered into an agreement with a Company to provide consulting services relating to the Company’s business management and development. The consultant will be paid $16,666 per month over a six-month term. The consultant also received 99,502 stock options having a fair value of $705,103, and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 93.09%, risk free interest rate of 4.43% and an expected life of 10 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-KSB. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A.

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

Our company’s current corporate structure resulted from the October 2006 merger of a newly-created wholly owned subsidiary of Sheffield Pharmaceuticals, Inc. (“Sheffield”), a Delaware corporation incorporated in September 1993, and Pipex Therapeutics, Inc., a Delaware corporation (“Pipex Therapeutics”). In connection with that transaction, a wholly owned subsidiary of Sheffield merged with and into Pipex Therapeutics, with Pipex Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Sheffield. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc. (“Pipex”). In exchange for their shares of capital stock in Pipex Therapeutics, the former stockholders of Pipex Therapeutics received shares of capital stock of Sheffield representing approximately 98 percent of the outstanding equity of Sheffield on a primary diluted basis after giving effect to the transaction, with Sheffield assuming Pipex’s outstanding options and warrants. In addition, the board of directors of Sheffield was reconstituted shortly following the effective time of the transaction such that the directors of Sheffield were replaced by our current directors, all of whom were previously directors of Pipex Therapeutics. Further, upon the effective time of the merger, the business of Sheffield was abandoned and the business plan of Pipex Therapeutics was adopted. The transaction was therefore accounted for as a reverse acquisition with Pipex Therapeutics, as the acquiring party and Sheffield as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Pipex Therapeutics, unless the context indicates otherwise.

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

Research and development expenses consist primarily of manufacturing costs, license fees, salaries and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and organizational affairs and other expenses relating to the design, development, testing, and enhancement of our product candidates, as well as an allocation of overhead expenses incurred by the Company. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities, as well as an allocation of overhead expenses incurred by the Company.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the fair value of the award at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation.” Compensation for options granted to consultants has been determined in accordance with SFAS No. 123 as the fair value of the equity instruments issued. APB Opinion No. 25 has been applied in accounting for fixed and milestone-based stock options to employees and directors as allowed by SFAS No. 123. This amount is being recorded over the respective vesting periods of the individual stock options. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expense in the future, which may be significant. However, because some of the options are milestone-based, the total expense is uncertain.

Results of Operations

Three Months Ended March 31, 2007 and 2006.

Research and Development Expenses. For the three months ended March 31, 2007, research and development expense was $1,417,123 as compared to $331,319 for the three months ended March 31, 2006. The increase of $1,085,804 is due primarily to a stock based compensation charge of approximately $612,000, an increase in salaries of approximately $207,000, an increase of approximately $105,000 associated with payments related to further the development of our licensed clinical drug candidates, and an increase in patent expenses of approximately $59,000.

General and Administrative Expenses. For the three months ended March 31, 2007, general and administrative expense was $1,503,881 as compared to $184,212 for the three months ended March 31, 2006. The increase of $1,319,669 is due primarily to a stock based compensation charge of approximately $902,000, an increase to professional fees of approximately $145,000, approximately $131,000 of expenses relating to the build out of a new manufacturing facility and approximately $50,000 for expenses related to the Company’s reporting requirements as a public company .

Other Income (Expense), net. For the three months ended March 31, 2007, interest income was $71,469 as compared to $0 for the three months ended March 31, 2006. Interest income was higher for the three month period in 2007 as compared to the same period in 2006, due to the higher levels of cash available for investment.

Net Loss. Net loss for the three months ended March 31, 2007, was $2,849,535 as compared to $515,531 for the three months ended March 31, 2006. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,085,804, and an increase in general and administrative expenses of $1,319,669 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended March 31, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The net loss applicable to common shareholders for the three months ended March 31, 2006 includes a non-cash charge of $190,250 related to Series B Preferred Stock dividends issued from EPI. The total of the non-cash charges was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the three months ended March 31, 2007 and 2006 and for the period from January 8, 2001 (inception) to March 31, 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we had a net decrease in cash of $1,250,942. Total cash resources as of March 31, 2007 was $10,941,484. During the three months ended March 31, 2007 and 2006, net cash used in operating activities was $1,814,625 and $519,210, respectively. This cash was used to fund operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was $36,317 and $0, respectively. The net cash used in investing activities for the three months ended March 31, 2007 resulted from the acquisition of property and equipment.

Net cash proceeds from financing activities were $600,000 and $280,349 for the three months ended March 31, 2007 and 2006, respectively. The net cash proceeds from financing activities for the three months ended March 31, 2007 resulted from $600,000 in proceeds from a note payable under a term loan. The net cash proceeds from financing activities for the three months ended March 31, 2006 resulted from proceeds from a related party loan of $280,349.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $24,033,620 through March 31, 2007. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2007 through 2010 as of March 31, 2007.

		Year
Agreements	Total	2007	2008	2009	2010
Short and Long Term Debt with interest	$ 696,402	$191,769	$237,341	$216,433	$50,859
Research and Development	$ 650,958	$344,625	$306,333	$0	$0
License Agreements	$ 388,830	$110,000	$88,830	$95,000	$95,000
Consulting Agreements	$ 193,332	$123,332	$70,000	$0	$0
Lease Agreements	$ 159,238	$135,958	$23,280	$0	$0

Product Candidates

COPREXA TM (oral tetrathiomolybate)

Based on completed pivotal clinical trials using COPREXA TM for the treatment of initially presenting neurologic Wilson’s disease and communication with the FDA, we plan to file an NDA during 2007. In order to expand the therapeutic utility of COPREXA TM , we have completed a phase II clinical trial using COPREXA TM for the treatment of refractory Idiopathic Pulmonary Fibroiss (IPF), a fatal lung disease for which there is no FDA approved therapy. We have also initiated a phase II clinical trial using COPREXA TM in the treatment of primary biliary cirrohis (PBC), a fatal liver disease. The primary purposes for these studies is to evaluate the safety and efficacy of COPREXA TM when administered intravenously to patients with IPF and PBC and who have failed curative or survival prolonging therapy or for whom no such therapies exist, establish the maximum tolerated dose, and identify dose limiting toxicities.

COPREXA TM has received clinical development grants from the FDA’s Orphan Products group. These grants have covered the predominant cost of pre-clinical efficacy and safety testing, and Phase II and Phase III clinical program. PBC is currently supported by a $950,000 orphan drug grant funded by the FDA. Through December 31, 2006, we have incurred approximately $1,456,000 of costs related to our development of COPREXA TM , of which approximately $150,000 and $1,061,000 was incurred in fiscal years 2005 and 2006, respectively, and approximately $245,000 was incurred for the three months ending March 31, 2007.

TRIMESTA TM (oral estriol)

During 2007, we plan to initiate a multicenter, placebo controlled 130 patient phase II/III clinical trial using TRIMESTA TM for the treatment of relapsing-remitting Multiple Sclerosis (MS). This phase II/III clinical trial builds upon our encouraging results from our earlier phase IIa clinical trial. The primary purpose of this study will be to evaluate the safety and efficacy of TRIMESTA TM in a larger MS patient population. The preclinical and clinical development of TRIMESTA TM has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2007, we have incurred approximately $311,000 of costs related to our development of TRIMESTA TM of which approximately $49,500 and $185,500 was incurred in fiscal years 2005 and 2006, respectively,, and approximately $76,000 was incurred in the three months ending March 31, 2007.

Anti-CD4 802-2

During 2007, we plan to complete our phase I/II clinical trial of anti-CD4 802-2 in the prevention of graft-vs-host disease as well as complete our preclinical animal studies of anti-CD4 802-2. The primary purpose of these preclinical studies is to evaluate the molecules potential efficacy in different disease settings. If successful, we may choose to initiate clinical studies in these diseases. The preclinical and clinical development of anti-CD4 802-2 has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2007, we have incurred $1,331,100 of costs related to our development of anti-CD4 802-2 of which $57,800, $331,800, $303,300, $295,100, $112,500 and $160,600 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005 and 2006 respectively and approximately $70,000 has been incurred in the three months ended March 31, 2007.

CORRECTA TM (clotrimazole emema)

During 2007, we plan to continue the phase II clinical trial of CORRECTA TM in the treatment of acute refractory pouchitis, a gastrointestinal disease (the “CAPTURE study”). The primary purpose of this double blind, placebo-controlled phase II clinical trial is to test CORRECTA’s safety and efficacy in treating acute refractory pouchitis. The CAPTURE study is supported by a $750,000 orphan drug grant from the FDA.

The preclinical and clinical development of CORRECTA TM has been primarily financed by grants from the FDA’s orphan drug products group and various non-profit foundations. Through March 31, 2007, we have incurred approximately $232,000 of costs related to our development of CORRECTA TM of which approximately $103,000 and $107,000 was incurred in fiscal years 2005 and 2006, respectively, and $22,000 has been incurred during the first three months of 2007.

Solovax

During 2007, we plan to analyze the data from our phase II clinical trial of SOLAVAX TM in the treatment of secondary progressive MS, as well as develop a new manufacturing procedure for SOLAVAX TM .

If successful, we may choose to initiate a phase IIb clinical study in this disease. The preclinical and clinical development of SOLOVAX has been primarily financed by grants from the NIH and various non-profit foundations totaling $5.5 million. Through March 31, 2007, we have incurred approximately $679,900 of costs related to our development of SOLAVAX of which $106,900, $157,700, $164,300, $162,800, $66,900 and $21,300 was incurred in fiscal 2001, 2002, 2003, 2004, 2005 and 2006, respectively, and $0 has been incurred in during the first three months of 2007.

We believe we currently have sufficient capital to fund development activities of COPREXA TM , TRIMESTA TM , anti-CD4 802-2, CORRECTA TM and SOLOVAX TM during 2006 and 2007 and 2008. Assuming our NDA for COPREXA TM is filed, accepted and ultimately approved for market in 2008, we will generate cash flow from the sales of COPREXA TM . However, if our business does not generate any cash flow, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

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

ITEM 3. CONTROLS AND PROCEDURES

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

As required by Commission Rule 13a-15(b), the company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is not an “accelerated filer” for the 2007 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of March 31, 2007, we have expended approximately $9.6 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We currently rely on an exclusive worldwide license agreement with the University of Michigan relating to various uses of COPREXA TM . We also have an exclusive license agreement with the McLean Hospital relating to the use of EFFIRMA TM to treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our anti-CD4 inhibitors; an exclusive license agreement with the Regents of the University of California relating to our TRIMESTA TM technology; an exclusive license agreement with the Children’s Hospital-Boston relating to our CORRECTA TM technology and an exclusive option agreement to license our T-cell vaccine program from the University of Southern California (USC) which expires during December 2007. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system, inflammatory, autoimmune and fibrotic diseases include: Pfizer, Inc., GlaxoSmithKline Pharmaceuticals, Shire Pharmaceuticals, Plc., Merck & Co., Eli Lilly & Co.., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc., Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc. Fibrogen, Inc., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies are being developed to treat autoimmune inflammatory, fibrotic, Alzheimer’s and Wilson’s diseases, several of which are in early and advanced clinical trials, such as, pirfenidone, milnacipram, Actimmune TM and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our CORRECTA TM , TRIMESTA TM , anti-CD4 inhibitors, EFFIRMA TM and COPREXA TM technologies. We are aware that other companies are developing competitive anti-copper therapies that are in various stages of clinical trial.

We may not succeed in enforcing our orphan drug designations.

COPREXA TM has been designated by the FDA as an “orphan drug” for the treatment of Wilson’s disease patients presenting with neurologic complications. CORRECTA TM has also been designated by the FDA as an “orphan drug” for the treatment of pouchitis patients. We intend to file for “orphan drug” designations in the EMEA (the European equivalent of the FDA) for both COPREXA TM and CORRECTA TM for similar uses. Pursuant to our agreements with our scientific inventors and universities, we have acquired these designations. Orphan drug designation is an important element of our competitive strategy because there are no composition of matter patents for COPREXA TM , TRIMESTA TM or CORRECTA TM . Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years in the United States and ten years in the European Union.

To be successful in enforcing this designation, our new drug application would need to be the first NDA approved to use COPREXA TM to treat Wilson’s disease. While we are not aware of any other companies that have sought orphan drug designation for COPREXA TM or its active ingredient, tetrathiomolybdate, for this indication, other companies may in the future seek it and may obtain FDA marketing approval before we do. In addition, the FDA may permit other companies to market a form of tetrathiomolybdate to treat Wilson’s disease patients with neurologic complication if their product demonstrates clinical superiority. This could create a more competitive market for us.

Competitors could develop and gain FDA approval of our products for a different indication.

A competitor could develop our products in a similar format, but for a different indication. For example, other companies could manufacture and develop COPREXA TM and its active ingredient, tetrathiomolybdate, and secure approvals for different indications. We are aware that a potential competitor has an exclusive license from the University of Michigan (UM) to an issued U.S. patent that relates to the use of tetrathiomolybdate to treat angiogenic diseases (the “Angiogenic Patent”) and is currently in phase I and phase II clinical trials for the treatment of various forms of cancer. To our knowledge, this competitor and UM have filed additional patent applications claiming various analog structures and formulations of tetrathiomolybdate to treat various diseases. While our use of COPREXA TM and its active ingredient, tetrathiomolybdate, is in a more advanced state of clinical development, having completed two pivotal clinical trials, we cannot predict whether or not one or more patent applications corresponding to the Angiogenic Patent will be filed or if any U.S. patents will be issued which might prevent us from expanding the commercial applications of COPREXA TM . Further, we cannot predict whether our competitor might seek to develop their version of tetrathiomolybdate for Wilson’s disease and file for FDA or EMEA approval before us and saturate the market. We also cannot predict whether, if issued, any patent corresponding to the Angiogenic Patent may prevent us from conducting our business or result in lengthy and costly litigation or the need for a license. Furthermore, if we need to obtain a license to these or other patents in order to conduct our business, we may find that it is not available to us on commercially reasonable terms, or is not available to us at all.

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

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Currently, there are no composition of matter patents for TRIMESTA TM , EFFIRMA TM , CORRECTA TM , COPREXA TM or their respective active ingredients estriol, flupirtine, clotrimazole and tetrathiomolybdate. Additionally, we do not have an issued patent for COPREXA TM’s use to treat Wilson’s disease, although we do have Orphan Drug Designation for this indication. Orphan Drug Designation provides protection for seven years of marketing exclusivity for that product in that disease indication in the U.S. We also expect to rely on patent protection from an issued U.S. Patent for the use of COPREXA TM and related compounds to treat inflammatory and fibrotic diseases (U.S. Patent No 6,855,340) and we have received a notice of allowance for the use of COPREXA TM and related compounds to treat Alzheimer’s disease. Both of these patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for COPREXA TM . We rely on issued patent and pending patent applications for use of TRIMESTA TM to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have also exclusively licensed an issued patent for the treatment of fibromyalgia with EFFIRMA TM and have pending patent applications for our uses of CORRECTA TM .

We also expect to rely on regulatory exclusivities, such as the Orphan Drug Designation with the FDA and EMEA (“Orphan Drug”) to protect COPREXA TM and CORRECTA TM for certain therapeutic indications and our other future products. Orphan Drug protection provides for seven years of marketing exclusivity for that disease indication in the U.S. and ten years of marketing exclusivity for that disease indication in Europe. We have received an Orphan Drug Designation for the use of CORRECTA TM to treat pouchitis as well as an Orphan Drug Designation for the use of COPREXA TM to treat neurologically presenting Wilson’s disease and are in the process of filing similar designations in Europe. Orphan Drug Designation is an important element of our competitive strategy for COPREXA TM and CORRECTA TM . To be successful in enforcing this designation, our NDA would need to be the first NDA approved to use COPREXA TM and CORRECTA TM for that indication. While we are not aware of any other companies that have sought orphan drug designation for COPREXA TM and CORRECTA TM for any indication, other companies may in the future seek it and may obtain FDA marketing approval before we do.

After the Orphan Drug exclusivity period expires, assuming our patents are validly issued, we still expect to rely on our issued and pending method of use patent applications to protect our proprietary technology with respect to the development of COPREXA TM , TRIMESTA TM and CORRECTA TM . The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expense and divert the attention of our management.

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically COPREXA TM , TRIMESTA TM , Anti-CD4 802-2, EFFIRMA TM and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of March 31, 2007, we have nine full-time employees and one part-time employee, including Steve H. Kanzer, our co-founder, Chairman and CEO and Dr. Charles Bisgaier, our President. We have also engaged regulatory consultants to advise us on our dealings with the FDA. We intend to recruit certain key executive officers, including a vice president of regulatory affairs and other key executive officers. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

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

In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of the active ingredient in COPREXA TM is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, the active ingredient of COPREXA TM is known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA. Additionally, our SOLOVAX T-cell vaccine technology is complex to manufacture. The vaccine is manufactured through the procurement of a patients own T-cells derived from the patient’s plasma. This manufacturing process involves incubation of T-cells, irradiation and refrigeration of the cells. We plan to develop a revised manufacturing procedure which will streamline quality control of the vaccine.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense, could harm our competitive position. For example, we depend on scientific collaborators for our TRIMESTA TM , SOLOVAX TM , CORRECTA TM , anti-CD4 802-2, EFFIRMA TM and COPREXA TM development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. We are also dependent on government and private grants to fund certain of our clinical trials for our product candidates. If we are unable to maintain these grants, we might be forced to scale back development of these product candidates. We have experienced difficulty in collecting the data or transferring these programs to corporate-sponsored INDs.. Additionally, we are aware that all of our scientific collaborators also act as advisors to our competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the first quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PIPEX PHARMACEUTICALS, INC.
By: /s/ Steve H. Kanzer
Steve H. Kanzer
Chairman & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: May 14, 2007