Form 10QSB
period 2007-03-30
PIPEX PHARMACEUTICALS, INC.
filed 2007-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission File Number: 333-139354

PIPEX PHARMACEUTICALS, INC.

(Name of small business issuer in its charter)

Delaware	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3930 Varsity Drive Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(734) 332-7800

3985 Research Park Drive, Ann Arbor, MI 48108
(Former name, former addrses and former fiscal year, if changed since last report)

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

      As of August 14, 2007, the issuer had 17,150,893 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐      No   ☒

PIPEX PHARMACEUTICALS, INC.

FORM 10-QSB
TABLE OF CONTENTS

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheet
June 30, 2007
(Unaudited)

Assets

Current Assets:
Cash	$9,111,461
Prepaid expenses	16,631

Total Current Assets	9,128,092

Property and Equipment, net of accumulated depreciation of $72,089	1,450,633
Deposits and other assets	107,268

Total Assets	$10,685,993

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$710,690
Accrued liabilities	15,000
Accrued compensation	356,000
Note payable	200,000

Total Current Liabilities	1,281,690

Long Term Liabilities:
Note payable, less current portion above	350,000

Total Liabilities	1,631,690

Commitments (See Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,033,218 shares issued and outstanding	17,033
Additional paid-in capital	34,833,293
Deficit accumulated during the development stage	(25,796,023)

Total Stockholders’ Equity	9,054,303

Total Liabilities and Stockholders’ Equity	$10,685,993

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006	For the Period from January 8, 2001 (Inception) to June 30, 2007
Operating Expenses:
Research and development	1,079,050	404,936	2,496,173	736,255	7,329,242
General and administrative	748,857	311,222	2,252,738	495,434	5,285,631

Total Operating Expenses	1,827,907	716,158	4,748,911	1,231,689	12,614,873

Loss from Operations	(1,827,907)	(716,158)	(4,748,911)	(1,231,689)	(12,614,873)
Other Income (Expense):
Interest income	80,689	—	152,258	—	196,840
Interest expense	(15,285)	—	(15,285)	—	(15,285)
Other expense	—	—	—	—	(1,733)

Total Other Income, net	65,404	—	136,973	—	179,822

Net Loss	$(1,762,503)	$(716,158)	$(4,611,938)	$(1,231,689)	$(12,435,051)

Less: Preferred stock dividend—subsidiary	—	—	—	(190,250)	(951,250)
Less: Merger dividend	—	—	(12,409,722)	—	(12,409,722)

Net Loss Applicable to Common Shareholders	$(1,762,503)	$(716,158)	$(17,021,660)	$(1,421,939)	$(25,796,023)

Net Loss Per Share—Basic and Diluted	$(0.10)	$(0.46)	$(1.00)	$(0.90)	$(8.39)

Weighted average number of shares outstanding during the period—basic and diluted	17,028,107	1,572,137	17,007,990	1,572,137	3,074,802

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2007	2006	For the Period from January 8, 2001 (Inception) to June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(4,611,938)	$(1,231,689)	$(12,435,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	645,321	194,462	1,098,844
Stock-based consulting	610,811	—	1,098,527
Stock issued as compensation in acquisition of subsidiary	601,612	—	601,612
Stock issued for license fee	—	—	388,691
Depreciation and Amortization	39,154	14,151	72,089
Changes in operating assets and liabilities:
Prepaid expenses and other	9,071	—	(16,631)
Deposits and other assets	(107,268)	—	(107,268)
Accounts payable	170,670	(61,758)	710,690
Accrued liabilities	(173,899)	—	(173,899)
Accrued compensation	356,000	—	548,017

Net Cash Used In Operating Activities	(2,460,466)	(1,084,834)	(8,214,379)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,192,499)	(27,522)	(1,238,332)
Cash paid to acquire shell in reverse merger	—	—	(665,000)

Net Cash Used In Investing Activities	(1,192,499)	(27,522)	(1,903,332)

Cash Flows From Financing Activities:
Proceeds from loans payable—related party	—	600,349	3,210,338
Repayments of loans payable—related party	—	(20,000)	(220,000)
Proceeds from note payable	600,000	—	600,000
Repayments of note payable	(50,000)	—	(50,000)
Proceeds from issuance of preferred and common stock	—	—	1,150,590
Proceeds from sale of common stock and warrants in private placements	—	—	13,926,362
Cash paid as direct offering costs in private placements	—	—	(1,160,418)
Proceeds from warrant exercise	22,000	—	22,000
Proceeds from issuance of Series B, convertible preferred stock—subsidiary	—	—	1,902,500
Direct offering costs in connection with issuance of series B, convertible preferred stock—subsidiary	—	—	(152,200)

Net Cash Provided By Financing Activities	572,000	580,349	19,229,172

Net increase (decrease) in cash	(3,080,965)	(532,007)	9,111,461
Cash at beginning of period	12,192,426	1,157,790	—

Cash at end of period	$9,111,461	$625,783	$9,111,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,285	$—	$15,285

Cash paid for taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
EPI issued 825,000 shares of common stock to acquire a 91.61% ownershiop in CD4	$—	$—	$—
Solovax transferred 96.9% of its equity to Pipex	$—	$—	$—
EPI transferred 65.47% of its equity to Pipex	$—	$—	$—
Exchange of EPI perferred stock into Pipex common stock in acquisition	$12,409,722	$—	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$—	$284,390	$284,390

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Nature of Operations and Basis of Presentation

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

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Pipex, the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended June 30, 2007 are not necessarily indicative of results for the full fiscal year.

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

(D) Contribution Agreements—Consolidation of Entities under Common Control

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

4. Pipex Pharmaceutical’s Acquisition of EPI

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the three and six month periods ended June 30, 2007 and June 30, 2006 and for the period from January 8, 2001 (inception) to June 30, 2007.

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

The Company has the following weighted average assumptions for the fair value of the cancelled award at the cancellation date: expected dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 4.65%, an expected life ranging from seven to eight years and exercise prices ranging from $0.09 -$3.30.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $25,796,023 at June 30, 2007.

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

(D) Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2007, the balance exceeded the federally insured limit by $8,810,638.

(E) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Items of property and equipment with costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, as follows:

Description	Estimated Useful Life
Office equipment and furniture	5 years
Laboratory equipment	10 years
Manufacturing equipment	10 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and six month periods ended June 30, 2007 and June 30, 2006 and for the period from January 8, 2001 (inception) to June 30, 2007.

(G) Derivative Liabilities

In connection with the reverse merger, all outstanding convertible preferred stock of Pipex was cancelled and retired, as such, the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” do not apply. The Company’s majority owned subsidiaries also contain issued convertible preferred stock; however, none of these instruments currently contains any provisions that require the recording of a derivative liability. In connection with the acquisition of EPI on January 5, 2007 (See Notes 1(C) and 1(D)(4), all issued and outstanding shares of Series A and B, convertible preferred stock were cancelled and retired. As such, no potential derivative liabilities will exist pertaining to these instruments.

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss for the three and six month periods ended June 30, 2007 and June 30, 2006 and for the period from January 8, 2001 (inception) to June 30, 2007, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three months ended June 30, 2007 and 2006, the six months ended June 30, 2007 and 2006 and for the period from January 8, 2001 (inception) to June 30, 2007 was computed assuming the recapitalization associated with the reverse merger in October 2006 and the reverse stock split in April 2007, as such all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three months ended June 30, 2007 and 2006, the six months ended June 30, 2007 and 2006 and the period from January 8, 2001 (inception) to June 30, 2007, in connection with the acquisition of EPI (See Note 1(D)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

(M) Recent Accounting Pronouncements

In June 2007, the Emerging SEC’s Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

In June 2007, the EITF issued EITF No. 07-01, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 provides guidance for companies in the biotechnology or pharmaceutical industries that may enter into agreements with other companies to collaboratively develop, manufacture, and market a drug candidate (Collaboration Agreements) and is effective for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 07-01 will have an effect on its financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to significantly affect its financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115 (“FAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect FAS 159 will have on our consolidated financial position and results of operations.

Note 3 Note Payable

On March 30, 2007, the Company entered into a loan facility with a bank whereby the Company borrowed $600,000 for equipment purchases. This loan facility represents a 100% concentration of debt financing. Borrowings under the facility bear interest at the bank’s prime rate (8.25% at June 30, 2007) plus 2% and are payable in equal monthly principal payments over 36 months. As of June 30, 2007, outstanding borrowings under the facility were $550,000. The loan facility subjects the Company to financial covenants, which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at June 30, 2007.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 Stockholders’ Equity and Non-Controlling Interest

(A) Common Stock Issuances of Issuer

On May 17, 2007, the Company issued 10,000 shares of common stock in connection with the exercise of common stock warrants for $22,000.

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

(B) Preferred Stock Issuances of Subsidiaries

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

(D) Stock Option Plan

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2007, there are a total of 384,179 options issued and outstanding under the 2007 Stock Plan. This plan is still pending shareholder approval.

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in the fourth quarter of 2006. As of the date of the merger there were a total of 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of June 30, 2007, there are a total of 1,489,353 options issued and outstanding under the 2001 Stock Plan.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 are as follows:

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Exercise price	$3.90 - $6.00	$0.82	$0.09 - $22.50	$0.09 - $1.83
Expected dividends	0%	0%	0%	0%
Expected volatility	192.26% - 195.47%	200%	103.29% - 200%	200%
Risk fee interest rate	4.64% - 5.14%	4.99%	4.18% - 5.14%	4.44% - 4.99%
Expected life of option	5-10 years	10 years	5-10 years	3-10 years

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 with respect to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	Inception to June 30, 2007
Research and development:
employees	$37,915	$3,840	$92,772	$3,840	$489,406
non-employees	$145,783	—	$145,783	—	$205,743
General and administrative:
employees	$11,359	—	$22,717	$13,895	$393,089
non-employees	$117,440	—	$574,456	$105,145	$746,174

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

A summary of stock option activity for Pipex for the six months ended June 30, 2007 (Unaudited) and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	254,794	$0.09
Granted	1,364,061	$2.19
Exercised	—	$—
Forfeited	(5,000)	$0.90

Balance at December 31, 2006	1,613,855	$1.86
Granted	276,344	$6.22
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at June 30, 2007 (Unaudited)	1,873,532	$2.03

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2007 were 8.07 years and $3,794,584 respectively. Of the total options granted, 1,003,143 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.25. Of the 276,344 options granted in 2007, 86,779 were granted to related parties of which all are fully vested.

(E) Stock Warrants

On February 15, 2007, the Company executed an agreement with an unrelated third party to provide certain services. Pursuant to the terms of the agreement, The Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of June 30, 2007, 25,000 warrants have been issued for which the Company has charged stock based compensation expense in the amount of $93,690.

On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(D)(4))

In October and November 2006, the Company issued warrants to purchase 3,450,661 shares of common stock as part of private placement offerings. The warrants have an exercise price of $2.22 and each warrant has a life of 5 years.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for Pipex for the six months ended June 30, 2007 (Unaudited) and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as December 31, 2005	—	—
Granted	5,241,544	$2.22	5.28 Years
Exercised	—	—	—
Forfeited	—	—	—

Balance as December 31, 2006	5,241,544	$2.22	5.28 Years
Granted	93,858	$3.42	8.06 Years
Exercised	(10,000)	$2.22	4.38 Years
Forfeited	—	—	—

Balance at June 30, 2007 (Unaudited)	5,325,402	$2.24	4.66 Years

(F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 3.49 years as of June 30, 2007.

(G) Non-Controlling Interest

Since the Company’s majority owned subsidiaries have never been profitable and present negative equity, there has been no establishment of a positive non-controlling interest. Since this value cannot be presented as a deficit balance, the accompanying consolidated balance sheet does not reflect any notation.

Note 5 Commitments

(A) License Agreements

Since inception, the Company has entered into various option and license agreements for the use of patents and their corresponding applications. These agreements have been entered into with various educational institutions and hospitals. These agreements contain payment schedules or stated amounts due for (a) option and license fees, (b) expense reimbursements, and (c) achievement of success milestones. All expenses related to these agreements have been recorded as research and development. In connection with these agreements, the Company had $38,230 outstanding as accounts payable and $15,000 outstanding as accrued liabilities, as of June 30, 2007.

In connection with these agreements, the Company may be obligated to make milestone payments up to an amount of $8,075,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. There have been no such milestones achieved or payments made to date. At the present time, the Company can give no assurances that any such milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsors approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period. As of June 30, 2007, $38,586 is included in accounts payable in connection with this agreement.

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

In December 2006, Pipex entered into an agreement with a Company to provide consulting services relating to the Company’s business management and development. The consultant will be paid $16,666 per month over a six-month term. The consultant also received 99,502 stock options having a fair value of $705,103, and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 93.09%, risk free interest rate of 4.43% and an expected life of 10 years. In May 2007, the Company extended the agreement for an additional year at the rate of $8,333 per month.

Note 6 Accrued Compensation—Officers

In January 2005, the Company entered into a four-year employment agreement with the Company’s Chief Executive Officer. Pursuant to this agreement, the Chief Executive Officer will be paid an annual base salary of $297,000, an annual bonus equal to 30% of base salary. As of June 30, 2007, the Chief Executive Officer has waived the receipt of any salary and bonus payment, which amounts to $256,000 and is included as accrued compensation in the accompanying balance sheet (See Note 7 (A))

The Company entered into an employment agreement with its President on May 24, 2006. Pursuant to this agreement, the Company pays an annual base salary of $295,000 and a guaranteed bonus of one-third of base salary. As of June 30, 2007, the guaranteed bonus payment has not been paid thus $100,000 is included as accrued compensation in the accompanying balance sheet.

Note 7 Subsequent Events

(A) Amendment to Employment Agreement

On July 20, 2007 the Board of Directors approved an amended and restated employment agreement with the Chief Executive Officer. The amended employment agreement provides that the Chief Executive Officer is to be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000. The Chief Executive Officer may also be entitled to discretionary transactional bonuses. In addition, the amended agreement provides that the Chief Executive Officer has waived the receipt of any salary and bonus payable under the original agreement, which amounts to $275,254, for no additional consideration. This amount will be treated as a capital contribution to the Company in the third quarter of 2007.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) License Agreement

On July 1, 2007, the Company entered into a license agreement for the uses of an invention entitled “Zinc-monocysteine Complex and Method of Using Zinc-Cysteine Complexes”. Pursuant to this agreement, the Company paid a license issue fee of $65,000 and reimbursed patent expenses of $25,000. The Company may be obligated to make milestone payments totaling $1.4 million, as well as pay royalties on net sales of the technology covered by the licensed patents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, found in our Annual Report on Form 10-KSB. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A of this Report.

Overview

Since our inception during January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date and we will not have any product sales until and unless we receive approval from the FDA or receive approval from equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from equity financings from our Chairman and Chief Executive Officer and various private financings, primarily involving private sales of our common stock and other equity securities.

Our company’s current corporate structure resulted from the October 2006 merger of a newly-created wholly owned subsidiary of Sheffield Pharmaceuticals, Inc. (“Sheffield”), a Delaware corporation incorporated in September 1993, and Pipex Therapeutics, Inc., a Delaware corporation (“Pipex Therapeutics”). In connection with that transaction, a wholly owned subsidiary of Sheffield merged with and into Pipex Therapeutics, with Pipex Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Sheffield. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc. (“Pipex”). In exchange for their shares of capital stock in Pipex Therapeutics, the former stockholders of Pipex Therapeutics received shares of capital stock of Sheffield representing approximately 98 percent of the outstanding equity of Sheffield on a primary diluted basis after giving effect to the transaction, with Sheffield assuming Pipex’s outstanding options and warrants. In addition, the board of directors of Sheffield was reconstituted shortly following the effective time of the transaction such that the directors of Sheffield were replaced by our current directors, all of whom were previously directors of Pipex Therapeutics. Further, upon the effective time of the merger, the business of Sheffield was abandoned and the business plan of Pipex Therapeutics was adopted. The transaction was therefore accounted for as a reverse acquisition with Pipex Therapeutics as the acquiring party and Sheffield as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Pipex Therapeutics, unless the context indicates otherwise.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following discussion regarding research and development expenses, general and administrative expenses and non-cash compensation expense involve our most critical accounting policies.

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

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including business development and general legal activities, as well as an allocation of overhead expenses incurred by the Company. We expense our general and administrative expenses as they are incurred.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006.

Research and Development Expenses. For the three months ended June 30, 2007, research and development expense was $1,079,050 as compared to $404,936 for the three months ended June 30, 2006. The increase of $674,114 is due primarily to an increase in salaries and payroll taxes of approximately $352,000, an increase of approximately $187,000 associated with payments related to further the development of our licensed clinical drug candidates and an increase in stock based compensation charges of approximately $86,000.

General and Administrative Expenses. For the three months ended June 30, 2007, general and administrative expense was $748,857 as compared to $311,222 for the three months ended June 30, 2006. The increase of $437,365 is due primarily to an increase in salaries and payroll taxes of approximately $194,000, an increase to professional fees of approximately $182,000 and an increase in stock based compensation charges of approximately $63,000.

Other Income (Expense), net. For the three months ended June 30, 2007, other income was $64,404 compared to $0 for the three months ended June 30, 2006. For the three months ended June 30, 2007, interest income was $80,689 as compared to $0 for the three months ended June 30, 2006. Interest income was higher for the three month period in 2007 as compared to the same period in 2006, due to the higher levels of cash available for investment. The Company maintains certain of its cash accounts in interest bearing savings accounts. For the three months ended June 30, 2007, interest expense was $15,285 as compared to $0 for the three months ended June 30, 2006. Interest expense for the three month period in 2007 relates to interest paid on the note payable which did not exist for the same three month period in 2006.

Net Loss. Net loss for the three months ended June 30, 2007, was $1,762,503 as compared to $674,114 for the three months ended June 30, 2006. This increase in net loss is attributable primarily to an increase in research and development expenses of $674,414, and an increase in general and administrative expenses of $437,365 as discussed above.

Six Months Ended June 30, 2007 and 2006.

Research and Development Expenses. For the six months ended June 30, 2007, research and development expense was $2,496,173 as compared to $736,255 for the six months ended June 30, 2006. The increase of $1,759,918 is due primarily to an increase in stock based compensation charges of approximately $699,000, an increase in salaries and payroll taxes of approximately $521,000 and an increase of approximately $414,000 associated with payments related to further the development of our licensed clinical drug candidates.

General and Administrative Expenses. For the six months ended June 30, 2007, general and administrative expense was $2,252,738 as compared to $495,434 for the six months ended June 30, 2006. The increase of $1,757,304 is due primarily to a stock based compensation charge of approximately $965,000, an increase to professional fees of approximately $347,000, an increase in salaries and payroll taxes of approximately $232,000 and approximately $75,000 for expenses related to the Company’s reporting requirements as a public company.

Other Income (Expense), net. For the six months ended June 30, 2007, other income-net was $136,973 compared to $0 for the six months ended June 30, 2006. For the six months ended June 30, 2007, interest income was $152,258 as compared to $0 for the six months ended June 30, 2006. Interest income was higher for the six month period in 2007 as compared to the same period in 2006, due to the higher levels of cash available for investment. For the six months ended June 30, 2007, interest expense was $15,285 as compared to $0 for the six months ended June 30, 2006. Interest expense for the six month period in 2007 relates to interest paid on the note payable which did not exist for the same six month period in 2006.

Net Loss. Net loss for the six months ended June 30, 2007, was $4,611,938 as compared to $1,231,689 for the six months ended June 30, 2006. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,759,918 and an increase in general and administrative expenses of $1,757,304 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the six months ended June 30, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The net loss applicable to common shareholders for the six months ended June 30, 2006 includes a non-cash charge of $190,250 related to Series B Preferred Stock dividends issued from EPI. The total of the non-cash charges was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the six months ended June 30, 2007 and 2006 and for the period from January 8, 2001 (inception) to June 30, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we had a net decrease in cash of $3,080,965. Total cash resources as of June 30, 2007 was $9,111,461. During the six months ended June 30, 2007 and 2006, net cash used in operating activities was $2,460,466 and $1,084,834 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $1,192,499 and $27,522, respectively. The net cash used in investing activities for the six months ended June 30, 2007 resulted from the acquisition of property and equipment.

Net cash proceeds from financing activities were $572,000 and $580,349 for the six months ended June 30, 2007 and 2006, respectively. The net cash proceeds from financing activities for the six months ended June 30, 2007 resulted from $600,000 in proceeds from a note payable under a term loan, less $50,000 of repayments under the loan, and $22,000 from the proceeds of the sale of common stock from the exercise of warrants. The net cash proceeds from financing activities for the six months ended June 30, 2006 resulted from proceeds from a related party loan of $600,349, less $20,000 of repayments under the loan.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $25,796,023 through June 30, 2007. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2007 through 2010 as of June 30, 2007.

	Year
Agreements	2007	2008	2009	2010	Total
Short and Long Term Debt with interest	$126,489	$237,341	$216,433	$50,859	$631,122
Research and Development	$255,490	$375,688	$0	$0	$631,178
Lease Agreements	$86,330	$120,412	$120,412	$120,412	$447,566
License Agreements	$35,000	$163,830	$95,000	$95,000	$388,830
Consulting Agreements	$182,994	$159,659	$3,332	$0	$345,985

	$686,303	$1,056,930	$435,177	$266,271	$2,444,681

Product Candidates

COPREXATM (oral tetrathiomolybate)

We intend to initiate a multiclinic phase III trial of COPREXA in IPF in the second half of 2007.

Based on completed pivotal clinical trials using COPREXATM for the treatment of initially presenting neurologic Wilson’s disease and communication with the FDA, we plan to file an NDA during 2007 with the goal of filing by October 2007. We intend to update the public regarding this goal during the third week of September. In order to expand the therapeutic utility of COPREXATM , we have completed a phase II clinical trial using COPREXATM for the treatment of refractory Idiopathic Pulmonary Fibroiss (IPF), a fatal lung disease for which there is no FDA approved therapy. These results were presented at the American Thoracic Society meeting in May 2007 and a manuscript has been submitted to a leading peer reviewed journal. We have also initiated a phase II clinical trial using COPREXATM in the treatment of primary biliary cirrohis (PBC), a fatal liver disease. The primary purposes for these studies is to evaluate the safety and efficacy of COPREXATM when administered orally to patients with IPF and PBC.

COPREXATM has received clinical development grants from the FDA’s Orphan Products group. These grants have covered the predominant cost of pre-clinical efficacy and safety testing, and Phase II and Phase III clinical program. PBC is currently supported by a $950,000 orphan drug grant funded by the FDA. Through December 31, 2006, we have incurred approximately $1,456,000 of costs related to our development of COPREXATM , of which approximately $150,000 and $1,061,000 was incurred in fiscal years 2005 and 2006, respectively, and approximately $570,000 was incurred for the six months ending June 30, 2007.

TRIMESTATM (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase II/III clinical trial using TRIMESTATM for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the National Multiple Sclerosis Society and NIH. This phase II/III clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTATM in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTATM has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2007, we have incurred approximately $311,000 of costs related to our development of TRIMESTATM of which approximately $49,500 and $185,500 was incurred in fiscal years 2005 and 2006, respectively, and approximately $111,000 was incurred in the first half of 2007.

Anti-CD4 802-2

During 2007, we plan to complete our phase I/II clinical trial of anti-CD4 802-2 in the prevention of graft-vs-host disease as well as complete our preclinical animal studies of anti-CD4 802-2. The primary purpose of these preclinical studies is to evaluate the molecules potential efficacy in different disease settings. If successful, we may choose to initiate clinical studies in these diseases. The preclinical and clinical development of anti-CD4 802-2 has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2007, we have incurred $1,331,100 of costs related to our development of anti-CD4 802-2 of which $57,800, $331,800, $303,300, $295,100, $112,500 and $160,600 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005 and 2006 respectively and approximately $75,000 has been incurred in the six months ended June 30, 2007.

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

The preclinical and clinical development of CORRECTATM has been primarily financed by grants from the FDA’s orphan drug products group and various non-profit foundations. Through March 31, 2007, we have incurred approximately $232,000 of costs related to our development of CORRECTATM of which approximately $103,000 and $107,000 was incurred in fiscal years 2005 and 2006, respectively, and $22,000 has been incurred during the first six months of 2007.

Solovax

During 2007, we plan to further analyze the data from our phase II clinical trial of SOLOVAX in the treatment of secondary progressive MS, as well as develop a new manufacturing procedure for SOLOVAXTM in Ann Arbor Michigan that more closely resembles the process utilized in the initial published clinical trial of SOLOVAXTM. On July 11, 2007 at an opposition hearing in Munich, Germany brought by a competitor, Opexa Therapeutics, Inc., our third auxilliary request to amend claims to our exclusively licensed issued European patent number EP1015025 was denied on the basis of time and as a result such patent was revoked. We intend to vigorously continue to prosecute, defend and protect our pending corresponding U.S. patent application and will be updating the public upon issuance of the written opinion associated with such opposition proceeding.

If successful, we may choose to initiate a phase IIb clinical study in this disease. The preclinical and clinical development of SOLOVAX has been primarily financed by grants from the NIH and various non-profit foundations totaling $5.5 million. Through March 31, 2007, we have incurred approximately $679,900 of costs related to our development of SOLOVAX of which $106,900, $157,700, $164,300, $162,800, $66,900 and $21,300 was incurred in fiscal 2001, 2002, 2003, 2004, 2005 and 2006, respectively, and $0 has been incurred in during the first six months of 2007.

Z-monocys

In July 2007 licensed the rights for the manufacture, distribution and marketing of products based on patented zinc-monocysteine complexes (“Z-monocys”). We plan to initially develop Z-monocys as an oral treatment for dry age-related macular degeneration (“dry AMD”). Z-monocys has completed a six month double blind randomized placebo controlled trial in 80 dry AMD patients with statistically significant improvements in visual acuity, contrast sensitivity and photorecovery times. A manuscript describing these results has been submitted to a leading peer-reviewed ophthalmic journal.

EFFIRMA (oral flupirtine)

During 2007, we plan to initiate a 90 day, double blind, randomized placebo controlled phase II clinical trial using EFFIRMA to treat fibromyalgia syndrome.

We believe we currently have sufficient capital to fund development activities of COPREXATM , TRIMESTATM, anti-CD4 802-2, CORRECTATM and SOLOVAXTM during 2007 and 2008. Assuming our NDA for COPREXATM is filed, accepted and ultimately approved for market in 2008, we will generate cash flow from the sales of COPREXATM . However, if our business does not generate any cash flow, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

Additional Licenses

We may enter into additional license agreements relating to new drug candidates.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by Commission Rule 13a-15(b), the company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on the foregoing, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of June 30, 2007, we have expended approximately $10.1 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing, and securing our proprietary technology, and undertaking pre-clinical trials and Phase I/II, and Phase II and Phase III clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our product(s).

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval for any of our product candidates, we must submit to the FDA a new drug application, or “NDA,” demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “pre-clinical studies,” human tests, which are referred to as “clinical trials as well as the ablity to manufacture the product candidate, referred to as “chemistry manufacturing control” or CMC.” We will also need to file additional investigative new drug applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to commence such studies may delay our initiation of such planned additional studies.

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

We currently rely on an exclusive worldwide license agreement with the University of Michigan relating to various uses of COPREXATM . We also have an exclusive license agreement with the McLean Hospital relating to the use of EFFIRMATM to treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our anti-CD4 inhibitors; an exclusive license agreement with the Regents of the University of California relating to our TRIMESTATM technology; an exclusive license agreement with the Children’s Hospital-Boston relating to our CORRECTA TM technology and an exclusive option agreement to license our T-cell vaccine program from the University of Southern California (USC) which expires during December 2007. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.

Furthermore, we currently have very limited product development capabilities, limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system, inflammatory, autoimmune and fibrotic diseases include: Pfizer, Inc., GlaxoSmithKline Pharmaceuticals, Shire Pharmaceuticals, Plc., Merck & Co., Eli Lilly & Co.., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc., Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc. Fibrogen, Inc., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies are being developed to treat autoimmune inflammatory, fibrotic, Alzheimer’s and Wilson’s diseases, several of which are in early and advanced clinical trials, such as, pirfenidone, milnacipram, ActimmuneTM and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our CORRECTATM , TRIMESTATM , anti-CD4 inhibitors, EFFIRMATM and COPREXATM technologies. We are aware that other companies are developing competitive anti-copper therapies that are in various stages of clinical trial.

We may not succeed in enforcing our orphan drug designations.

COPREXATM has been designated by the FDA as an “orphan drug” for the treatment of Wilson’s disease patients presenting with neurologic complications. CORRECTATM has also been designated by the FDA as an “orphan drug” for the treatment of pouchitis patients. We intend to file for “orphan drug” designations in the EMEA (the European equivalent of the FDA) for both COPREXATM and CORRECTATM for similar uses. Pursuant to our agreements with our scientific inventors and universities, we have acquired these designations. Orphan drug designation is an important element of our competitive strategy because there are no composition of matter patents for COPREXATM , TRIMESTATM or CORRECTATM. Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years in the United States and ten years in the European Union.

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

A competitor could develop our products in a similar format, but for a different indication. For example, other companies could manufacture and develop COPREXATM and its active ingredient, tetrathiomolybdate, and secure approvals for different indications. We are aware that a potential competitor has an exclusive license from the University of Michigan (UM) to an issued U.S. patent that relates to the use of tetrathiomolybdate to treat angiogenic diseases (the “Angiogenic Patent”) and is currently in phase I and phase II clinical trials for the treatment of various forms of cancer. To our knowledge, this competitor and UM have filed additional patent applications claiming various analog structures and formulations of tetrathiomolybdate to treat various diseases. While our use of COPREXATM and its active ingredient, tetrathiomolybdate, is in a more advanced state of clinical development, having completed two pivotal clinical trials, we cannot predict whether or not one or more patent applications corresponding to the Angiogenic Patent will be filed or if any U.S. patents will be issued which might prevent us from expanding the commercial applications of COPREXATM . Further, we cannot predict whether our competitor might seek to develop their version of tetrathiomolybdate for Wilson’s disease and file for FDA or EMEA approval before us and saturate the market. We also cannot predict whether, if issued, any patent corresponding to the Angiogenic Patent may prevent us from conducting our business or result in lengthy and costly litigation or the need for a license. Furthermore, if we need to obtain a license to these or other patents in order to conduct our business, we may find that it is not available to us on commercially reasonable terms, or is not available to us at all.

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

We also expect to rely on regulatory exclusivities, such as the Orphan Drug Designation with the FDA and EMEA (“Orphan Drug”) to protect COPREXATM, CORRECTATM and our other future products for certain therapeutic indications. Orphan Drug protection provides for seven years of marketing exclusivity for that disease indication in the U.S. and ten years of marketing exclusivity for that disease indication in Europe. We have received an Orphan Drug Designation for the use of CORRECTATM to treat pouchitis as well as an Orphan Drug Designation for the use of COPREXATM to treat neurologically presenting Wilson’s disease and are in the process of filing similar designations in Europe. Orphan Drug Designation is an important element of our competitive strategy for COPREXATM and CORRECTATM. To be successful in enforcing this designation, our NDA would need to be the first NDA approved to use COPREXATM and CORRECTATM for that indication. While we are not aware of any other companies that have sought orphan drug designation for COPREXATM and CORRECTATM for any indication, other companies may in the future seek it and may obtain FDA marketing approval before we do.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically COPREXATM , TRIMESTATM, Anti-CD4 802-2, EFFIRMATM and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of June 30, 2007, we have 14 full-time employees and 1 part-time employee. We have also engaged regulatory consultants to advise us on our dealings with the FDA. We intend to recruit certain key executive officers, including a vice president of regulatory affairs and other key executive officers. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

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

In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of the active ingredient in COPREXATM is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, the active ingredient of COPREXATM is known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay filing, acceptance or approval of our planned NDA for COPREXA.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a current “good manufacturing practices” (cGMP) manufacturing facility. During 2007, we established a commercial manufacturing facility for our product candidates in Ann Arbor, MI and we have hired and trained our employees to comply with the extensive regulations applicable to such a facility. Upon FDA inspection our facility and/or cGMP procedures may require changes that could delay our intended product launch of COPREXA.

The cost of manufacturing certain product candidates may make them prohibitively expensive. In order to successfully commercialize our product candidates we may be required to reduce the costs of production, and we may find that we are unable to do so. We may be unable to obtain, or may be required to pay high prices for compounds manufactured or sold by others that we need for comparison purposes in clinical trials and studies for our product candidates.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense, could harm our competitive position. For example, we depend on scientific collaborators for our TRIMESTATM , SOLOVAXTM, CORRECTATM, anti-CD4 802-2, EFFIRMATM and COPREXATM development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. We are also dependent on government and private grants to fund certain of our clinical trials for our product candidates. If we are unable to maintain these grants, we might be forced to scale back development of these product candidates. We have experienced difficulty in collecting the data or transferring these programs to corporate-sponsored INDs.. Additionally, we are aware that all of our scientific collaborators also act as advisors to our competitors.

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

Our common stock is quoted on the American Stock Exchange and the price of the common stock has recently traded below $5.00 per share. We are therefore subject to “penny stock” regulation. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of our common stock. The market price of our common stock would likely suffer as a result.

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

There currently is no market for our common stock. Further, although our common stock may be quoted on the American Stock Exchange, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for the common stock will develop.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will be able to maintain the listing standards of the American Stock Exchange. The American Stock Exchange requires companies to meet certainl listing criteria including certain minimum prices per share. We may not be able to maintain such minimum prices or may be required to effect a reverse stock split to maintain such minimum prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended June 30, 2007, we issued a total of 10,000 shares of our common stock to a total of one holder of our warrants upon the exercise of those warrants. This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.21 First Amendment to License Agreement between Children’s Medical Center Corporation and Effective Pharmaceuticals, Inc.

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
Date: August 14, 2007