Form 10QSB
period 2007-09-30
PIPEX PHARMACEUTICALS, INC.
filed 2007-11-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

      As of November 7, 2007, the issuer had 19,109,090 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐      No   ☒

PIPEX PHARMACEUTICALS, INC.

FORM 10-QSB
TABLE OF CONTENTS

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current Assets:
Cash	$7,352,328
Prepaid expenses	16,330

Total Current Assets	7,368,658

Property and Equipment, net of accumulated depreciation of $141,577	1,931,959
Deposits and other assets	17,534

Total Assets	$9,318,151

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$729,646
Accrued liabilities	30,000
Note payable	400,000

Total Current Liabilities	1,159,646

Long Term Liabilities:
Note payable, less current portion above	600,000

Total Liabilities	1,759,646

Commitments (See Note 5)
Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 17,150,893 shares issued and outstanding	17,150
Additional paid-in capital	35,458,518
Deficit accumulated during the development stage	(27,917,163)

Total Stockholders’ Equity	7,558,505

Total Liabilities and Stockholders’ Equity	$9,318,151

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006	For the Period from January 8, 2001 (Inception) to September 30, 2007
Operating Expenses:
Research and development	1,573,610	541,467	4,069,782	1,277,722	8,902,851
General and administrative	599,388	216,133	2,852,126	711,567	5,885,218

Total Operating Expenses	2,172,998	757,600	6,921,908	1,989,289	14,788,069

Loss from Operations	(2,172,998)	(757,600)	(6,921,908)	(1,989,289)	(14,788,069)
Other Income (Expense):
Interest income	66,041	1	218,298	1	262,880
Interest expense	(13,985)	—	(29,270)	—	(29,270)
Other expense	—	—	—	—	(1,733)

Total Other Income, net	52,056	1	189,028	1	231,877

Net Loss	$(2,120,942)	$(757,599)	$(6,732,880)	$(1,989,288)	$(14,556,192)

Less: Preferred stock dividend—subsidiary	—	—	—	(190,250)	(951,250)
Less: Merger dividend	—	—	(12,409,722)	—	(12,409,722)

Net Loss Applicable to Common Shareholders	$(2,120,942)	$(757,599)	$(19,142,602)	$(2,179,538)	$(27,917,164)

Net Loss Per Share—Basic and Diluted	$(0.12)	$(0.50)	$(1.12)	$(1.43)	$(7.75)

Weighted average number of shares outstanding during the period—basic and diluted	17,110,581	1,527,137	17,042,690	1,527,137	3,600,572

See accompanying notes to consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2007	2006	For the Period from January 8, 2001 (Inception) to September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(6,732,880)	$(1,989,288)	$(14,556,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	703,386	254,665	1,156,909
Stock-based consulting	641,926	—	1,129,642
Stock issued as compensation in acquisition of subsidiary	601,712	—	601,712
Salary capital contribution	275,124	—	275,124
Stock issued for license fee	—	—	388,691
Depreciation and Amortization	108,642	22,410	141,577
Changes in operating assets and liabilities:
Prepaid expenses and other	9,372	—	(16,132)
Deposits and other assets	(17,534)	—	(17,534)
Accounts payable	189,525	(29,582)	729,645
Accrued liabilities	(158,899)	—	(158,899)
Accrued compensation	—	—	191,917

Net Cash Used In Operating Activities	(4,379,626)	(1,741,795)	(10,133,539)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,743,313)	(30,633)	(1,789,146)
Cash paid to acquire shell in reverse merger	—	—	(665,000)

Net Cash Used In Investing Activities	(1,743,313)	(30,633)	(2,454,146)

Cash Flows From Financing Activities:
Proceeds from loans payable—related party	—	1,100,349	3,210,338
Repayments of loans payable—related party	—	(20,000)	(220,000)
Proceeds from note payable	1,100,000	—	1,100,000
Repayments of note payable	(100,000)	—	(100,000)
Proceeds from issuance of preferred and common stock	—	—	1,150,590
Proceeds from sale of common stock and warrants in private placements	—	—	13,926,362
Cash paid as direct offering costs in private placements	—	—	(1,160,418)
Proceeds from warrant exercise	282,841	—	282,841
Proceeds from issuance of Series B, convertible preferred stock—subsidiary	—	—	1,902,500
Direct offering costs in connection with issuance of series B, convertible preferred stock—subsidiary	—	—	(152,200)

Net Cash Provided By Financing Activities	1,282,841	1,080,349	19,940,013

Net increase (decrease) in cash	(4,840,098)	(692,079)	7,352,328
Cash at beginning of period	12,192,426	1,157,790	—

Cash at end of period	$7,352,328	$465,711	$7,352,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,270	$—	$29,270

Cash paid for taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
EPI issued 825,000 shares of common stock to acquire a 91.61% ownershiop in CD4	$—	$—	$—

Solovax transferred 96.9% of its equity to Pipex	$—	$—	$—

EPI transferred 65.47% of its equity to Pipex	$—	$—	$—

Exchange of EPI perferred stock into Pipex common stock in acquisition	$12,409,722	$—	$12,409,722

Pipex acquired equipment in exchange for a loan with a related party	$—	$284,390	$284,390

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

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Pipex, the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2006. The interim results for the period ended September 30, 2007 are not necessarily indicative of results for the full fiscal year.

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock”, The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the three and nine month periods ended September 30, 2007 and September 30, 2006 and for the period from January 8, 2001 (inception) to September 30, 2007.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $27,917,163 at September 30, 2007.

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

Significant estimates during 2007 and 2006 include depreciable lives of property, valuation of stock options and warrants granted for services or compensation pursuant to EITF No. 96-18 and SFAS No. 123R, existence and recording of research and development expenditures as expenses in connection with the provisions of SFAS No. 2, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets.

(D) Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2007, the balance exceeded the federally insured limit by $7,102,488.

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

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and nine month periods ended September 30, 2007 and September 30, 2006 and for the period from January 8, 2001 (inception) to September 30, 2007.

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

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents, such as stock options and warrants. Since the Company reported a net loss for the three and nine-month periods ended September 30, 2007 and September 30, 2006 and for the period from January 8, 2001 (inception) to September 30, 2007, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share. All common stock equivalents are discussed in Note 4.

The Company’s net loss per share for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and 2006 and for the period from January 8, 2001 (inception) to September 30, 2007 was computed assuming the recapitalization associated with the reverse merger in October 2006 and the reverse stock split in April 2007, as such all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and 2006 and the period from January 8, 2001 (inception) to September 30, 2007, in connection with the acquisition of EPI (See Note 1(D)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

Note 3 Note Payable

On September 27, 2007, the Company entered into a loan facility with a bank whereby the Company borrowed $500,000 for equipment purchases and leasehold improvements. This loan facility represents a 45% concentration of debt financing. Borrowings under the facility bear interest at the bank’s prime rate (7.75% at September 30, 2007) plus 2% and are payable in equal monthly principal payments

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

over 30 months. As of September 30, 2007, outstanding borrowings under the facility were $500,000. The loan facility subjects the Company to financial covenants, which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at September 30, 2007.

On March 30, 2007, the Company entered into a loan facility with a bank whereby the Company borrowed $600,000 for equipment purchases. This loan facility represents a 55% concentration of debt financing. Borrowings under the facility bear interest at the bank’s prime rate (7.75% at September 30, 2007) plus 2% and are payable in equal monthly principal payments over 36 months. As of September 30, 2007, outstanding borrowings under the facility were $500,000. The bank holds the stock certificates of all the Company’s subsidiaries as collateral for the loan. The loan facility subjects the Company to financial covenants, which, among other restrictions, requires the Company to maintain certain minimum levels of tangible net worth and liquidity. Management has determined that the Company is in compliance with these covenants at September 30, 2007.

Note 4 Stockholders’ Equity and Non-Controlling Interest

(A) Common Stock Issuances of Issuer

From May 17, 2007 through August 8, 2007, the Company issued 127,406 shares of common stock in connection with the exercise of common stock warrants for $282,841 ($2.22/share).

On January 5, 2007, the Company issued 795,248 shares of common stock in the acquisition of EPI having a fair value of $15,865,184 based upon the quoted closing trading price of $19.95 per share. (See Note (1)(D)(4).

During October and November of 2006, the Company completed private placements of its stock, which resulted in the issuance of 6,900,932 shares of common stock and 3,451,519 warrants. The net proceeds from the private placements were approximately $12,766,000, which included cash paid as direct offering costs of approximately $1,160,000. In connection with the private placements, the Company engaged a company, which is controlled by the Company’s Chairman and Chief Executive Officer, as the placement agent for the transaction. Of the total approximate $1,160,000 in direct offering costs, the Company paid the placement agent the sum of approximately $1,033,800. Additionally the placement agent was paid non-cash compensation of 958,277 warrants with an aggregate fair value of $4,555,457.

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

(D) Stock Option Plan

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2007, there are a total of 394,179 options issued and outstanding under the 2007 Stock Plan. This plan is pending stockholder approval.

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in the fourth quarter of 2006. As of the date of the merger there were a total of 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2007, there are 1,489,353 options issued and outstanding under the 2001 Stock Plan.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007, and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Exercise price	$4.64 - $6.80	$0.18	$0.09 - $22.50	$0.09 - $1.83
Expected dividends	0%	0%	0%	0%
Expected volatility	196.06% - 197.04%	200%	103.29% - 200%	200%
Risk fee interest rate	4.79% - 5.16%	4.99%	4.18% - 5.16%	4.44% - 4.99%
Expected life of option	5-10 years	10 years	5-10 years	3-10 years

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 with respect to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	Inception to September 30, 2007
Research and development:
employees	$13,797	$37,915	$255,846	$41,756	$495,030
non-employees	—	—	$145,783	—	$205,743
General and administrative:
employees	$44,098	$11,359	$172,431	$11,359	$368,436
non-employees	—	—	$293,599	$105,145	$704,909

	$57,895	$49,274	$867,659	$158,260	$1,774,118

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of stock option activity for Pipex for the nine months ended September 30, 2007 (Unaudited) and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	254,794	$0.09
Granted	1,364,061	$2.19
Exercised	—	$—
Forfeited	(5,000)	$0.90

Balance at December 31, 2006	1,613,855	$1.45
Granted	286,344	$6.21
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at September 30, 2007 (Unaudited)	1,883,532	$2.05

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2007 were 7.83 years and $3,852,864 respectively. Of the total options granted, 1,069,061 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.27. Of the 286,344 options granted in 2007, 86,779 were granted to related parties of which all are fully vested.

Of the total 1,883,532 options outstanding, 1,288,810 options are held by related parties of which 682,495 are fully vested, exercisable and non-forfeitable.

(E) Stock Warrants

On February 15, 2007, the Company executed an agreement with an unrelated third party to provide certain services. Pursuant to the terms of the agreement, The Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of September 30, 2007, 33,333 warrants have been issued for which the Company has charged stock based compensation expense in the amount of $124,919.

On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(D)(4))

In October and November 2006, the Company issued warrants to purchase 3,451,519 shares of common stock as part of private placement offerings. The warrants have an exercise price of $2.22 and each warrant has a life of 5 years. As of September 30, 2007, 127,406 of these warrants have been exercised and 3,324,113 remain outstanding. (See Note 4 (A))

In addition, as part of the private placements, the Company issued warrants to purchase 958,277 shares of common stock to the placement agent, that is a company that is controlled by the Company’s Chairman and CEO. The warrants have an exercise price of $2.22. The fair value of the warrants totals $4,555,457 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 79.4%; risk-free interest rate of 4.54% and an expected life of 10 years. Since these warrants were granted as compensation in

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

connection with an equity raise, the Company has treated these warrants as a direct offering cost. The result of the transaction has a $0 net effect to equity. The warrants are fully vested and non-forfeitable.

On October 31, 2006, the loans payable to the Company’s founder, President and CEO were converted into 1,651,878 shares of common stock and 832,606 warrants to purchase common stock. The warrants have an exercise price of $2.22 and a life of 5 years.

4,284,125 of the warrants are callable by Pipex in the event that Pipex’s common stock trades at $5.55 per share for 20 of 30 consecutive days. Accordingly, net proceeds of approximately $9,500,000 may be realized by Pipex in the event that all of the warrants are exercised.

A summary of warrant activity for Pipex for the nine months ended September 30, 2007 (Unaudited) and for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance as December 31, 2005	—	—
Granted	5,242,402	$2.22	4.04 Years
Exercised	—	—	—
Forfeited	—	—	—

Balance as December 31, 2006	5,242,402	$2.22	4.04 Years
Granted	102,191	$3.45	7.81 Years
Exercised	(127,406)	$2.22	4.09 Years
Forfeited	—	—	—

Balance at September 30, 2007 (Unaudited)	5,217,187	$2.24	4.64 Years

(F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 3.24 years as of December 31, 2007.

(G) Non-Controlling Interest

Since the Company’s majority owned subsidiaries have never been profitable and present negative equity, there has been no establishment of a positive non-controlling interest. Since this value cannot be presented as a deficit balance, the accompanying consolidated balance sheet does not reflect any notation.

Note 5 Commitments

(A) License Agreements

Since inception, the Company has entered into various option and license agreements for the use of patents and their corresponding applications. These agreements have been entered into with various educational institutions and hospitals. These agreements contain payment schedules or stated amounts due for (a) option and license fees, (b) expense reimbursements, and (c) achievement of success

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

milestones. All expenses related to these agreements have been recorded as research and development. In connection with these agreements, the Company had $2,737 outstanding as accounts payable and $30,000 outstanding as accrued liabilities, as of September 30, 2007.

In connection with these agreements, the Company may be obligated to make milestone payments up to an amount of $8,425,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. There have been no such milestones achieved or payments made to date. At the present time, the Company can give no assurances that any such milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsors approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period. As of September 30, 2007, $85,055 is included in accounts payable in connection with this agreement.

(C) Consulting Agreement

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

Note 6 Amendment to Employment Agreement — Related Party

In January 2005, the Company entered into a four-year employment agreement with the Company’s Chief Executive Officer. Pursuant to this agreement, the Chief Executive Officer will be paid an annual base salary of $297,000, an annual bonus equal to 30% of base salary. On July 20, 2007, the Board of Directors approved an amended and restated employment agreement with the Chief Executive Officer. The amended employment agreement provides that the Chief Executive Officer is to be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000. The Chief Executive Officer may also be entitled to discretionary transactional bonuses. In addition, the amended agreement provides that the Chief Executive Officer has waived the receipt of any salary and bonus payable under the original agreement, which amounts to $275,124, for no additional consideration. This amount was treated as a capital contribution to the Company in the third quarter of 2007.

Note 7 Subsequent Events

(A) Warrant Call

On October 15, 2007, the Company called 3,274,561 warrants issued by the Registrant during October and November 2006, the underlying shares of which are covered by an effective registration statement, pursuant to the warrant call provisions contained in these warrants. Each warrant is exercisable into one share of the Registrant’s common stock at $2.22 per share. These warrants will expire and no longer be exercisable if they are not exercised on or before November 9, 2007.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In connection with this warrant call, the Company entered into a warrant solicitation agreement with Noble International Investments, Inc. (“Noble”) appointing Noble as the Company’s exclusive warrant solicitation agent. As compensation for Noble’s services, the Company will pay Noble a cash fee of 7% of the gross proceeds from the Holder’s exercise of warrants, a non-accountable cash fee allowance of 1% of the gross proceeds received from the Holder’s exercise of warrants and a non-refundable cash retainer fee of $35,000 for services rendered. At the end of the Warrant Solicitation Period, or upon full exercise of all outstanding warrants, whichever occurs sooner, Noble shall have the right to purchasecommon stock warrants, equal to 10.0% of the number of shares issued from warrants exercised during the Warrant Solicitation Period. The warrants will have a term of five years from the date of issuance, will contain customary anti-dilution provisions, piggy back registration rights, and will be exercisable at a purchase price of $6.36 per share. The Company may, at its option, call the warrants if the average daily trading price of the Company’s common stock exceeds, for at least 20 of 30 consecutive trading days, a price per share that is equal to or greater than 250% of the warrant’s exercise price of $6.36 per share, and there is an effective registration statement registering the shares of the Company’s common stock underlying the warrant. Noble will have the right at any time during the five-year term of the warrants to exercise the warrants at its option on a “cashless” basis, only if the Company fails to maintain an effective registration statement registering the shares of the Company’s common stock underlying the warrants.

(B) Employment Agreement

On October 10, 2007, the Company entered into a three-year employment agreement with its Chief Scientific Officer. The employment agreement provides that the Company will pay the Chief Scientific Officer a $7,500 signing bonus and a base salary of $205,000 per year. The agreement also provides that the Chief Scientific Officer is eligible for cash and non-cash bonuses at the end of each of the Company’s fiscal years during the term of the agreement at the discretion of the Company’s compensation committee as well as additional commission-based cash and stock bonuses during each fiscal year based on significant revenue-generating, out-licensing and merger and acquisition transactions initiated and completed by the Chief Scientific Officer, again at the discretion of the compensation committee.

The employment agreement also provides that the Company shall, subject to stockholder approval of the Company’s 2007 Stock Incentive Plan, grant the Chief Scientific Officer 150,000 stock options to purchase 150,000 shares of the Company’s common stock, exercisable at the fair market value of the Company’s common stock on the date of grant, with the options vesting quarterly over three years, in equal installments on each quarterly anniversary of the date of the employment agreement.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006.

Research and Development Expenses. For the three months ended September 30, 2007, research and development expense was $1,573,610 as compared to $541,467 for the three months ended September 30, 2006. The increase of $1,032,143 is due primarily to an increase of approximately $474,000 associated with payments related to further the development of our licensed clinical drug candidates and an increase in salaries and payroll taxes of approximately $204,000.

General and Administrative Expenses. For the three months ended September 30, 2007, general and administrative expense was $599,388 as compared to $216,133 for the three months ended September 30, 2006. The increase of $383,255 is due primarily to an increase to professional fees of approximately $181,000 and an increase in salaries and payroll taxes of approximately $59,000.

Other Income (Expense), net. For the three months ended September 30, 2007, other income was $52,056 compared to $1 for the three months ended September 30, 2006. For the three months ended September 30, 2007, interest income was $66,041 as compared to $1 for the three months ended September 30, 2006. Interest income was higher for the three month period in 2007 as compared to the same period in 2006, due to the higher levels of cash available for investment. The Company maintains certain of its cash accounts in interest bearing savings accounts. For the three months ended September 30, 2007, interest expense was $13,985 as compared to $0 for the three months ended September 30, 2006. Interest expense for the three month period in 2007 relates to interest paid on the note payable which did not exist for the same three month period in 2006.

Net Loss. Net loss for the three months ended September 30, 2007, was $2,120,942 as compared to $757,599 for the three months ended September 30, 2006. This increase in net loss is attributable primarily to an increase in research and development expenses of $1,032,143, and an increase in general and administrative expenses of $383,255 as discussed above.

Nine Months Ended September 30, 2007 and 2006.

Research and Development Expenses. For the nine months ended September 30, 2007, research and development expense was $4,069,782 as compared to $1,277,722 for the nine months ended September 30, 2006. The increase of $2,792,060 is due primarily to an increase of approximately $1,062,000 associated with payments related to further the development of our licensed clinical drug candidates, an increase in salaries and payroll taxes of approximately $724,000 and an increase in stock based compensation charges of approximately $715,000.

General and Administrative Expenses. For the nine months ended September 30, 2007, general and administrative expense was $2,852,126 as compared to $711,567 for the nine months ended September 30, 2006. The increase of $2,140,559 is due primarily to an increase in stock based compensation charge of approximately $983,000, an increase to professional fees of approximately $749,000 and an increase in salaries and payroll taxes of approximately $286,000.

Other Income (Expense), net. For the nine months ended September 30, 2007, other income-net was $189,028 compared to $1 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, interest income was $218,298 as compared to $1 for the nine months ended September 30, 2006. Interest income was higher for the nine month period in 2007 as compared to the same period in 2006, due to the higher levels of cash available for investment. For the nine months ended September 30, 2007, interest expense was $29,270 as compared to $0 for the nine months ended September 30, 2006. Interest expense for the nine month period in 2007 relates to interest paid on the note payable which did not exist for the same six month period in 2006.

Net Loss. Net loss for the nine months ended September 30, 2007, was $6,732,880 as compared to $1,989,288 for the nine months ended September 30, 2006. This increase in net loss is attributable primarily to an increase in research and development expenses of $2,792,060 and an increase in general and administrative expenses of $2,140,559 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the nine months ended September 30, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The net loss applicable to common shareholders for the nine months ended September 30, 2006 includes a non-cash charge of $190,250 related to Series B Preferred Stock dividends issued from EPI. The total of the non-cash charges was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the nine months ended September 30, 2007 and 2006 and for the period from January 8, 2001 (inception) to September 30, 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we had a net decrease in cash of $4,840,098. Total cash resources as of September 30, 2007 was $7,352,328. During the nine months ended September 30, 2007 and 2006, net cash used in operating activities was $4,379,626 and $1,741,795 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $1,743,313 and $30,633, respectively. The net cash used in investing activities for the nine months ended September 30, 2007 resulted from the acquisition of property and equipment.

Net cash proceeds from financing activities were $1,282,841 and $1,080,349 for the nine months ended September 30, 2007 and 2006, respectively. The net cash proceeds from financing activities for the nine months ended September 30, 2007 resulted from $1,100,000 in proceeds from notes payable under term loans, less $100,000 of repayments under the loan, and $282,841 from the proceeds of the sale of common stock from the exercise of warrants. The net cash proceeds from financing activities for the nine months ended September 30, 2006 resulted from proceeds from a related party loan of $1,100,349, less $20,000 of repayments under the loan.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $27,917,163 through September 30, 2007. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2007 through 2010 as of September 30, 2007.

	Year
Agreements	2007	2008	2009	2010	Total
Short and Long Term Debt with interest	$125,842	$472,865	$432,068	$101,667	$1,132,442
Research and Development	$140,615	$375,688	$0	$0	$516,303
Lease Agreements	$68,204	$128,908	$128,908	$128,908	$454,928
License Agreements	$55,000	$178,830	$110,000	$95,000	$438,830
Consulting Agreements	$74,831	$109,661	$3,332	$0	$187,824

	$464,492	$1,265,952	$674,308	$325,575	$2,730,327

Product Candidates

COPREXATM (oral tetrathiomolybate)

During the quarter, we completed a series of pre-NDA meetings with the FDA to discuss the clinical, nonclinical, as well as manufacturing and stability information required for our proposed NDA filing of COPREXA for the treatment of initially presenting neurologic Wilson’s disease. Assuming we generate positive stability infomation, and based on feedback from a previous meeting held by our scientific advisor as well as these recent meetings with the FDA, we plan to file our proposed COPREXA NDA by the end of November 2007. The Pre-NDA meeting process is intended to provide an opportunity for new drug sponsors to ask and receive feedback on questions presented to the FDA. Successful Pre-NDA meetings do not ensure that the Agency will agree with our analysis of the data, that the NDA will be accepted for filing or ultimately approved for marketing.

During the quarter, we also made progress on planning our proposed multicenter phase III trial of COPREXA in refractory Idiopathic Pulmonary Fibrosis (IPF) patients for which we plan to inititate during first half of 2008. The primary purposes for this study will be to evaluate the safety and efficacy of COPREXA when administered orally to patients with IPF, a deadly lung disorder. If this phase III clinical trial for IPF is positive, we will plan to file a sNDA with the FDA seeking to expand the therapeutic utility of COPREXA into IPF.

During early November 2007, a scientific collaborator of ours presented preliminary preclinical data using COPREXA for the treatment of Alzheimer’s disease in which COPREXA reduced insoluble Amyloid beta, a key Alzheimer’s protein by 40% (pl0.05).

Through September 30, 2007, we have incurred aproximately $2,276,000 of costs related to our development of COPREXA, of which approximately $150,000 and $1,061,000 was incurred in fiscal years 2005 and 2006, respectively, and approximately $1,065,000 was incurred for the nine months ending September 30, 2007.

TRIMESTATM (oral estriol)

In June 2007, a two year seven U.S. center, active-controlled 150 patient phase II/III clinical trial using TRIMESTA, in combination with Copaxone, an FDA approved therapy for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern Chapter of the National Multiple Sclerosis Society with participation from the NIH. This phase II/III clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial conducted with TRIMESTA. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTATM in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTATM has been primary financed by grants from the NIH and various non-profit foundations. Through September 30, 2007, we have incurred approximately $359,000 of costs related to our development of TRIMESTATM of which approximately $49,500 and $185,500 was incurred in fiscal years 2005 and 2006, respectively, and approximately $124,000 was incurred in the first three quarters of 2007.

Anti-CD4 802-2

During 2007, we plan to complete our phase I/II clinical trial of anti-CD4 802-2 in the prevention of graft-vs-host disease as well as complete our preclinical animal studies of anti-CD4 802-2. The primary purpose of these preclinical studies is to evaluate the molecules potential efficacy in different disease settings. If successful, we may choose to initiate clinical studies in these diseases. The preclinical and clinical development of anti-CD4 802-2 has been primary financed by grants from the NIH and various non-profit foundations. Through September 30, 2007, we have incurred $1,358,000 of costs related to our development of anti-CD4 802-2 of which $57,800, $331,800, $303,300, $295,100, $112,500 and $160,600 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005 and 2006 respectively and approximately $97,000 has been incurred in the nine months ended September 30, 2007.

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

The preclinical and clinical development of CORRECTATM has been primarily financed by grants from the FDA’s orphan drug products group and various non-profit foundations. Through September 30, 2007, we have incurred approximately $245,000 of costs related to our development of CORRECTATM of which approximately $103,000 and $107,000 was incurred in fiscal years 2005 and 2006, respectively, and $35,000 has been incurred during the first nine months of 2007.

Solovax

During 2007, we plan to further analyze the data from our phase II clinical trial of SOLOVAX in the treatment of secondary progressive MS, as well as develop a new manufacturing procedure for SOLOVAXTM in Ann Arbor Michigan that more closely resembles the process utilized in the initial published clinical trial of SOLOVAXTM . On July 11, 2007 at an opposition hearing in Munich, Germany brought by a competitor, Opexa Therapeutics, Inc., our third auxilliary request to amend claims to our exclusively licensed issued European patent number EP1015025 was denied on the basis of time and as a result such patent was revoked. We intend to vigorously continue to prosecute, defend and protect our pending corresponding U.S. patent application and will be updating the public upon issuance of the written opinion of the European Patent Office associated with such opposition proceeding.

If successful, we may choose to initiate a phase IIb clinical study in this disease. The preclinical and clinical development of SOLOVAX has been primarily financed by grants from the NIH and various non-profit foundations totaling $5.5 million. Through September 30, 2007, we have incurred approximately $679,900 of costs related to our development of SOLOVAX of which $106,900, $157,700, $164,300, $162,800, $66,900 and $21,300 was incurred in fiscal 2001, 2002, 2003, 2004, 2005 and 2006, respectively, and $0 has been incurred during the first nine months of 2007.

Z-monocys

In July 2007 licensed the rights for the manufacture, distribution and marketing of products based on patented zinc-monocysteine complexes (“Z-monocys”). We plan to initially develop Z-monocys as an oral treatment for dry age-related macular degeneration (“dry AMD”). Z-monocys has completed a six month double blind randomized placebo controlled trial in 80 dry AMD patients with statistically significant improvements in visual acuity, contrast sensitivity and photorecovery times. A manuscript describing these results has been submitted to a leading peer-reviewed ophthalmic journal. David A. Newsome, M.D., the inventor of Z-monocys recently joined Pipex as Chief Scientific Officer. Dr. Newsome is credited with first observing zinc dyshomeostasis in macular degeneration and conducted and published the first controlled trial of high dose oral zinc for AMD while he was Head of the

Retinal Disease Section of the NEI. Through September 30, 2007, we have incurred approximately $154,000 of costs related to our development of Z-monocys of which all has been incurred during the first nine months of 2007.

EFFIRMA (oral flupirtine)

Through September 30, 2007, we have incurred approximately $85,000 of costs related to our development of EFFIRMA, all of which was incurred during the three months ended September 30, 2007.

Assuming we are successful in receiving the gross proceeds from the exercise of the registered warrants, we believe we currently have sufficient capital to fund development activities of COPREXA, TRIMESTA, anti-CD4 802-2, CORRECTA, SOLOVAX, Z-monocys and EFFIRMA during 2007 and 2008. Assuming our NDA for COPREXA is filed, accepted and ultimately approved for market in 2008, we will generate cash flow from the sales of COPREXA. However, if our business does not generate any cash flow, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of September 30, 2007, we have expended approximately $14.2 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We will need FDA approval to commercialize our product candidates in the U.S. and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval for any of our product candidates, we must submit to the FDA a new drug application, or “NDA,” demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “pre-clinical studies,” human tests, which are referred to as “clinical trials” as well as the ability to manufacture the product candidate, referred to as “chemistry manufacturing control” or “CMC.” We will also need to file additional investigative new drug applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to commence such studies may delay our initiation of such planned additional studies.

Satisfying the FDA’s regulatory requirements typically takes many years, depending on the type, complexity, and novelty of the product candidate, and requires substantial resources for research, development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. For example, COPREXA, our lead product has completed clinical trials under funding from the FDA’s orphan products group for the treatment of initially presenting neurologic Wilson’s disease. We cannot give any assurances for the prospects for regulatory filings in the treatment of neurologic Wilson’s disease, including filing an NDA for COPREXA for this indication with the FDA during November 2007 and that such NDA will be accepted for filing by the FDA and/or that the FDA will agree with our analysis of data supporting the safety, clinical efficacy, manufacturing, stability, therapeutic utility and other regulatory requirements necessary for COPREXA to be approved for use in neurologically presenting Wilson’s disease or that even if approved for initial indication, that we will be able to conduct and complete necessary initial and registration clinical trials required to support and receive FDA approval for a Supplemental New Drug Application to market COPREXA for the treatment of Alzheimer’s disease or other disease indications, such as, idiopathic pulmonary fibrosis, for example.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system, inflammatory, autoimmune and fibrotic diseases include: Pfizer, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Shire Pharmaceuticals, Plc., Merck & Co., Eli Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc., Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc. Fibrogen, Inc., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being developed to treat autoimmune inflammatory, fibrotic, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and advanced clinical trials, such as pirfenidone, milnacipram, ActimmuneTM and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our CORRECTA, TRIMESTA, zinc-monocysteine, anti-CD4 inhibitors, EFFIRMA and COPREXA technologies. We are aware that other companies are developing competitive anti-copper therapies that are in various stages of clinical trials or have been approved by regulatory authorities. For example, trientine, d-pennicillamine and zinc based therapies, all FDA approved anti-copper agents have been or are being tested in various treatment regiments for the treatment of Wilson’s disease. Should clinicians or regulatory authorities view these therapeutic regiments as or more effective than COPREXA in the treatment of neurologic Wilson’s disease, this might delay or prevent us from obtaining regulatory approval for COPREXA, or it might prevent us from obtaining favorable reimbursement rates from payors, such as Medicare, Medicaid and private insurors.

We may not succeed in enforcing our orphan drug designations.

COPREXATM has been designated by the FDA as an “orphan drug” for the treatment of Wilson’s disease patients presenting with neurologic complications. CORRECTATM has also been designated by the FDA as an “orphan drug” for the treatment of pouchitis patients. We intend to file for “orphan drug” designations in the EMEA (the European equivalent of the FDA) for both COPREXATM and CORRECTATM for similar uses. Pursuant to our agreements with our scientific inventors and universities, we have acquired these designations. Orphan drug designation is an important element of our competitive strategy because there are no composition of matter patents for COPREXATM, TRIMESTATM or CORRECTATM . Any company that obtains the first FDA approval for a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years in the United States and ten years in the European Union.

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

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than anti-CD4 802-2 and zinc-monocysteine, there are no composition of matter patents for TRIMESTATM, EFFIRMATM, CORRECTATM, Solovax, COPREXATM or their respective active ingredients estriol, flupirtine, clotrimazole and tetrathiomolybdate. Additionally, we do not have an issued patent for COPREXATM’s use to treat Wilson’s disease, although we do have Orphan Drug Designation for this indication. Orphan Drug Designation provides protection for seven years of marketing exclusivity for that product in that disease indication in the U.S. We also expect to rely on patent protection from an issued U.S. Patent for the use of COPREXATM and related compounds to treat inflammatory and fibrotic diseases (U.S. Patent No 6,855,340) and we have received a notice of allowance for the use of COPREXATM and related compounds to treat Alzheimer’s disease. Both of these patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for COPREXATM. We rely on issued patent and pending patent applications for use of TRIMESTA to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have also exclusively licensed an issued patent for the treatment of fibromyalgia with EFFIRMA and have pending patent applications for our uses of CORRECTA.

We also expect to rely on regulatory exclusivities, such as the Orphan Drug Designation with the FDA and EMEA (“Orphan Drug”) to protect COPREXA, CORRECTA and our other future products for certain therapeutic indications. Orphan Drug protection provides for seven years of marketing exclusivity for that disease indication in the U.S. and ten years of marketing exclusivity for that disease indication in Europe. We have received an Orphan Drug Designation for the use of CORRECTA to treat pouchitis as well as an Orphan Drug Designation for the use of COPREXA to treat neurologically presenting Wilson’s disease and are in the process of filing similar designations in Europe. Orphan Drug Designation is an important element of our competitive strategy for COPREXA and CORRECTA. To be successful in enforcing this designation, our NDA would need to be the first NDA approved to use COPREXA and CORRECTA for that indication. While we are not aware of any other companies that have sought orphan drug designation for COPREXA and CORRECTA for any indication, other companies may in the future seek it and may obtain FDA marketing approval before we do.

After the Orphan Drug exclusivity period expires, assuming our patents are validly issued, we still expect to rely on our issued and pending method of use patent applications to protect our proprietary technology with respect to the development of COPREXA, TRIMESTA and CORRECTA. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expense and divert the attention of our management.

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically COPREXA, TRIMESTA, Anti-CD4 802-2, EFFIRMA and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of September 30, 2007, we have 20 full-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We intend to recruit certain key executive officers, including a Chief Financial Officer and other key executive officers. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our officers, directors, (including Mr. Stergis, our Vice Chairman of the Board and former Chief Operating Officer, Dr. Rudick, a director and former Chief Medical Officer, Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director, and Dr. Kuo, a director) scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies which might be developing competitive products to ours. None of our directors or officers, are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and shareholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us.

We can expect this to also be the case with personnel that we engage in the future. We can give no assurances that any such other companies will not have interests that are in conflict with our interests.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. There is intense competition for qualified personnel in the drug-

development field, and we may not be able to attract and retain the qualified personnel we would need to develop our business.

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

In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of the active ingredient in COPREXA is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, the active ingredient of COPREXA is known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay filing, acceptance or approval of our planned NDA for COPREXA.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a current “good manufacturing practices” (cGMP) manufacturing facility. During January 2007, we established a commercial manufacturing facility for our product candidates in Ann Arbor, MI and we have hired and trained our employees to comply with the extensive regulations applicable to such a facility. Upon FDA inspection our facility and/or cGMP procedures may require changes that could delay our intended product launch of COPREXA and other products that might develop.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product-candidate claims. Success in pre-clinical testing and phase II clinical trials does not ensure that later phase II or phase III clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and pre-clinical testing. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us to abandon a product candidate and might delay development of other product candidates. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

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

Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

We cannot assure you that the common stock will be liquid or that it will remain listed on a securities exchange.

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

Submission of a NDA with clinical data requires payment of a fee (for fiscal year 2008, $1,178,500). In return, the FDA assigns a goal of ten months for issuing its “complete response,” in which the FDA may approve or deny the NDA, or require additional clinical data. Even if these data are submitted, the FDA may ultimately decide the NDA does not satisfy approval criteria. If the FDA approves the NDA, the product becomes available for physicians prescription. Product approval may be withdrawn if regulatory compliance is not maintained or safety problems occur. The FDA may require post-marketing studies, also known as phase IV studies, as a condition of approval, and requires surveillance programs to monitor approved products that have been commercialized. The agency has the power to require changes in labeling or prohibit further marketing based on the results of post-marketing surveillance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended September 30, 2007, we issued a total of 117,406 shares of our common stock to a total of three holders of our warrants upon the exercise of those warrants. This offering and sale of shares of common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. This offering was done with no general solicitation or advertising by us. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.22 License Agreement between Maine Medical Center and Pipex Pharmaceuticals, Inc.

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
Date: November 14, 2007