Form 10-Q
period 2008-03-31
PIPEX PHARMACEUTICALS, INC.
filed 2008-05-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 333-139354

PIPEX PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Delaware	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3930 Varsity Drive Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(734) 332-7800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐       No  ☒

State registrant’s revenues for its most recent fiscal year: $0

As of May 1, 2008, the registrant had 20,541,272 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐       No    ☒

PIPEX PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$8,761,523	$11,492,802
Prepaid expenses	83,962	63,636
Total Current Assets	8,845,485	11,556,438

Property and Equipment, net of accumulated depreciation of $334,414 and $232,564	1,982,781	2,063,233

Deposits and other assets	13,184	13,381

Total Assets	$10,841,450	$13,633,052

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,007,071	$728,119
Accrued liabilities	310,461	59,409
Note payable	-	900,000
Total Current Liabilities	1,317,532	1,687,528

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
20,484,361 and 20,433,467 shares issued and outstanding	20,484	20,433
Additional paid-in capital	43,669,519	43,001,609
Deficit accumulated during the development stage	(34,166,085)	(31,076,518)
Total Stockholders' Equity	9,523,918	11,945,524

Total Liabilities and Stockholders' Equity	$10,841,450	$13,633,052

See accompanying notes to unaudited consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		For the period from January 8, 2001 (inception) to
	2008	2007	March 31, 2008
Operating Expenses:
Research and development	2,124,620	1,417,123	13,285,415
General and administrative	1,002,582	1,503,881	7,847,793
Total Operating Expenses	3,127,202	2,921,004	21,133,208

Loss from Operations	(3,127,202)	(2,921,004)	(21,133,208)

Other Income (Expense):
Interest income	51,577	71,469	394,966
Interest expense	(13,831)	-	(66,760)
Total Other Income, net	37,746	71,469	328,206

Net Loss	$(3,089,456)	$(2,849,535)	$(20,805,002)

Less: Preferred stock dividend - subsidiary	-	-	(951,250)
Less: Merger dividend	-	(12,409,722)	(12,409,722)

Net Loss Applicable to Common Shareholders	$(3,089,456)	$(15,259,257)	$(34,165,974)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.90)	$(7.23)

Weighted average number of shares outstanding during the period - basic and diluted	20,454,980	16,979,038	4,726,838

See accompanying notes to unaudited consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,		For the Period from January 8, 2001 (Inception) to
	2008	2007	March 31, 2008
Cash Flows From Operating Activities:
Net loss	$(3,089,456)	$(2,849,535)	$(20,805,002)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	380,644	596,047	2,317,290
Stock-based consulting	226,145	316,360	1,387,132
Stock issued as compensation	21,858	-	21,858
Stock issued as compensation in acquisition of subsidiary	-	601,612	601,712
Contributed services - related party	36,875	-	312,520
Stock issued for license fee	-	-	408,691
Stock issued for milestone payment	-	-	25,000
Depreciation	101,850	9,562	334,414

Changes in operating assets and liabilities:
Prepaid expenses and other	(20,240)	(470)	(83,876)
Deposits and other assets	-	(301,225)	(13,381)
Accounts payable	278,952	(138,177)	1,007,071
Accrued liabilities	251,052	(48,799)	313,479
Net Cash Used In Operating Activities	(1,812,320)	(1,814,625)	(14,173,092)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,398)	(36,317)	(2,032,805)
Cash paid to acquire shell in reverse merger	-	-	(665,000)
Net Cash Used In Investing Activities	(21,398)	(36,317)	(2,697,805)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-	600,000	3,210,338
Repayments of loans payable - related party	-	-	(220,000)
Proceeds from note payable	-	-	1,100,000
Repayments of note payable	(900,000)	-	(1,100,000)
Proceeds from issuance of preferred and common stock	2,439	-	1,153,029
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrants exercise	-	-	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	(897,561)	600,000	25,632,420

Net increase (decrease) in cash	(2,731,279)	(1,250,942)	8,761,523

Cash and cash equivalents at beginning of period	11,492,802	12,192,426	-

Cash and cash equivalents at end of period	$8,761,523	$10,941,484	$8,761,523

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,831	$-	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$12,409,722	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

See accompanying notes to unaudited consolidated financial statements

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” , The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the years ended December 31, 2007 and 2006 and for the period from January 8, 2001 (inception) to December 31, 2007.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $34,166,085 at March 31, 2008.

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

Significant estimates during 2008 and 2007 include depreciable lives of property, valuation of warrants and stock options granted for services or compensation pursuant to EITF No. 96-18 and SFAS No. 123R, respectively, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

(D) Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2008, the balance exceeded the federally insured limit by $8,298,789.

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

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three month periods ended March 31, 2008 and March 31, 2007 and for the period from January 8, 2001 (inception) to March 31, 2008.

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

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents. Since the Company reported a net loss for the three month periods ended March 31, 2008 and March 31, 2007 and for the period from January 8, 2001 (inception) to March 31, 2008, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three months ended March 31, 2008 and 2007 and for the period from January 8, 2001 (inception) to March 31, 2008 was computed assuming the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three months ended March 31, 2007 and the period from January 8, 2001 (inception) to March 31, 2008, in connection with the acquisition of EPI (See Note 1(E)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

(I) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. Research and development expenses consist primarily of license fees, manufacturing costs, salaries, stock based compensation and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates, as well as an allocation of overhead expenses incurred by the Company.

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

(L) Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. The results of these reclassifications did not materially affect the Company’s consolidated financial position, results of operations or cash flows.

(M) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

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

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,(“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Notes Payable

During 2007, the Company borrowed $1,100,000 and repaid $200,000 under notes payable.  These notes were secured by all assets of the Company as well as the stock certificates of the subsidiaries; the notes bore interest at 9.25% (prime plus 2%) and were due March 30, 2010.  On March 6, 2008, all of the outstanding principal and accrued interest was repaid.

 Note 4 Stockholders’ Equity and Non-Controlling Interest

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

On January 5, 2007, pursuant to the acquisition of EPI, the shares of Series B Convertible Preferred Stock were converted into 765,087 shares of Pipex common stock and the warrants were converted into 68,858 warrants of Pipex. (See Note 1(E)(4))

(B) Common Stock Issuances of Issuer

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

In January 2008, the Company issued 27,106 shares of common stock in connection with the exercise of stock options for net proceeds of $2,439.  The related exercise price was $0.09 per share.

In March 2008, the Company issued 23,788 shares of common stock having a fair value of $21,861 ($0.92 per share) based on the quoted closing trading prices for payment of salaries to employees.

(C) Common Stock Issuances of Subsidiaries

During the period from January 8, 2001 (inception) to March 31, 2008, the Company’s majority owned subsidiaries; CD4, Solovax and EPI issued 419,000, 419,000 and 825,000 shares of common stock, respectively, for $1,663. Of the 825,000 shares of common stock issued by EPI, 75,000 were converted into 30,161 common shares of Pipex and the remaining 750,000 shares were cancelled and retired for no additional consideration in the acquisition of EPI on January 5, 2007.

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2008, there are 1,462,247 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2008, there are 718,569 options issued and outstanding under the 2007 Stock Plan. This plan was approved by stockholders on November 2, 2007.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Exercise price	$1.22 - $5.10	$0.09 - $22.50
Expected dividends	0%	0%
Expected volatility	201.11% - 221.66%	103.29% - 200%
Risk fee interest rate	3.52% - 3.86%	4.18 – 4.90%
Expected life of option	10 years	7 - 10 years

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three months ended March 31, 2008 and 2007 and the period from inception to March 31, 2008 with respect to stock option awards is as follows:

	Three Months Ended March 31,
	2008	2007	Inception to March 31, 2008
Research and development:
employees	$306,025	$212,307	$1,771,896
non-employees	194,892	—	$435,415
General and administrative:
employees	$74,619	$185,725	$1,128,772
non-employees	—	217,424	$938,798

	$575,536	$615,456	$4,274,881

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of stock option activity for Pipex for the three months ended March 31, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,613,855	$1.45
Granted	700,176	$6.21
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at December 31, 2007	2,297,364	$2.72
Granted	230,667	$2.17
Exercised	(27,106)	$0.09
Forfeited	(320,109)	$6.42

Balance at March 31, 2008 (unaudited)	2,180,816	$2.15

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2008 were 7.73 years and $4,697,672 respectively. Of the total options granted, 1,610,155 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.90.

Of the total 2,180,816 options outstanding, 1,295,036 options are held by related parties of which 908,847 are fully vested, exercisable and non-forfeitable.

(E) Stock Warrants

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

 On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(E)(4))

On February 15, 2007, the Company executed an agreement with a third party to provide certain consulting services. Pursuant to the terms of the agreement, the Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of March 31, 2008, 50,000 warrants have been issued for which the Company has recognized stock based consulting expense for $187,500.

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

A summary of warrant activity for Pipex for the three months ended March 31, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as December 31, 2006	5,242,402	$2.22
Granted	437,981	$5.63
Exercised	(3,401,972)	$2.22
Forfeited	—

Balance at December 31, 2007	2,278,416	$2.22
Granted	8,333	$3.75
Exercised	—
Forfeited	—

Balance as March 31, 2008 (unaudited)	2,286,749	$2.88

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life

$2.22	1,840,435	4.57 Years
$3.30	68,858	7.17 Years
$3.75	50,000	7.88 Years
$6.36	327,456	4.61 Years

	2,286,749	5.99 Years

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 2.74 years as of March 31, 2008.

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

In connection with these agreements, the Company may be obligated to make milestone payments up to an amount of $8,075,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. As of March 31, 2008, the Company has achieved one milestone which the Company fulfilled by issuing common stock having a fair value of $25,000. See Note (4(B)).  The Company can give no assurances that any other milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsors approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period.

 (C) Consulting Agreement

In August 2005, Pipex entered into an agreement with an individual to provide consulting services for the Company’s research and development. The consultant was paid $25,000 upon the execution of the agreement. The consultant will receive annual consulting fees of $120,000 for each of the next three years. The consultant also received 216,847 options having a fair value $59,960 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 1.81% and an expected life of 10 years.  On March 24, 2008, the Company granted the individual an additional 21,667 options having a fair value of $$437.667 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 221%, risk free interest rate of 3.56% and an expected life of 10 years.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(D) Employment Agreements

In January 2005, the Company entered into a four-year employment agreement with the Company’s Chairman and Chief Executive Officer. Pursuant to this agreement, Pipex will pay an annual base salary of $297,000, an annual bonus equal to 30% of base salary and a ten-year option to acquire 271,058 shares of common stock at the completion of the Company’s private placement that occurred on October 31, 2006. As of March 31, 2008, 180,705 options have vested, with the remainder vesting on October 31, 2008.

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

The Company entered into an employment agreement with its President on May 24, 2006. Pursuant to this agreement, Pipex will pay an annual base salary of $295,000 and a guaranteed bonus of one-third of base salary. Pipex has also granted a ten-year option to purchase 664,252 shares of common stock, of which 332,126 have vested as of December 31, 2007. The remainder of these options will vest quarterly over a three-year period. In the event of a termination, the Company will provide six-month severance, payable over a six-month period.  On March 5, 2008, the Company’s President has agreed to work for no cash compensation until May 17, 2008 at which time his compensation will be at the discretion of the compensation committee.  The President will be eligible to receive a contingent bonus in the event that the Company is acquired or the stock price retraces or exceeds to the level of the share price on January 28th 2008. Additionally, the President agreed to eliminate severance provisions of his agreement.  The Company has recorded contributed services from a related party totaling $36,874 during the first quarter of 2008.

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

Note 6 Corporate Restructuring

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, found in our Annual Report on Form 10-KSB. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A of this Report.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007.

Research and Development Expenses. For the three months ended March 31, 2008, research and development expense was $2,124,620 as compared to $1,417,123 for the three months ended March 31, 2007. The increase of $707,497 is due primarily to an increase of approximately $568,000 associated with payments related to further the development of our licensed clinical drug candidates, an increase in salaries and payroll taxes of approximately $211,000, and is offset by a decrease in stock based compensation charges of approximately $231,000.

General and Administrative Expenses. For the three months ended March 31, 2008, general and administrative expense was $1,002,582 as compared to $1,503,881 for the three months ended March 31, 2007. The decrease of $501,299 is due primarily to a decrease in stock based compensation charge of approximately $676,000, offset by an increase in salaries and payroll taxes of approximately $228,000.

Other Income (Expense), net. For the three months ended March 31, 2008, other income-net was $37,746 compared to $71,469 for the three months ended March 31, 2007. For the three months ended March 31, 2008, interest income was $51,577 as compared to $71,469 for the three months ended March 31, 2007. Interest income was lower for the period in 2008 as compared to the same period in 2007, due to lower interest rates and lower levels of cash in interest bearing accounts. For the three months ended March 31, 2008, interest expense was $13,831 as compared to $0 for the three months ended March 31, 2007. Interest expense for the period in 2008 relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the three months ended March 31, 2008, was $3,089,456 as compared to $2,849,535 for the three months ended March 31, 2007. This increase in net loss is attributable primarily to an increase in research and development expenses of $707,497 and offset by the decrease in general and administrative expenses of $501,229 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended March 31, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The total of the non-cash charge was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the three months ended March 31, 2007 and for the period from January 8, 2001 (inception) to March 31, 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we had a net decrease in cash of $2,731,279. Total cash resources as of March 31, 2008 was $8,761,523. During the three months ended March 31, 2008 and 2007, net cash used in operating activities was $1,812,320 and $1,814,625 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $21,398 and $36,317, respectively. The net cash used in investing activities for the three months ended March 31, 2008 resulted from the acquisition of property and equipment.  The net cash used in investing activities for the three months ended March 31, 2007 resulted from $36,317 for the purchase of property and equipment.

Net cash used in financing activities was $897,561 for the three months ended March 31, 2008 compared to $600,000 of net cash provided by financing activities for the three months ended March 31, 2007. The net cash used in financing activities for the three months ended March 31, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $2,439 from the issuance of common stock.  The net cash proceeds from financing activities for the three months ended March 31, 2007 resulted from proceeds from a note payable in the amount of $600,000.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $34,166,085 through March 31, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our pre-clinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

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

Product Candidates

TRIMESTATM (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase II/III clinical trial using TRIMESTATM for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase II/III clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTATM in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTATM has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2008, we have incurred approximately $544,000 of costs related to our development of TRIMESTATM of which approximately $49,500, $185,500 and $194,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $115,000 was incurred during the first three months of  2008.

Z-monocys (oral zinc-monocysteine)

We plan to initially develop Z-monocys as an oral treatment for dry age-related macular degeneration (“dry AMD”). Z-monocys has completed a six month double blind randomized placebo controlled trial in 80 dry AMD patients with statistically significant improvements in visual acuity, contrast sensitivity and photorecovery times. A manuscript describing these results has been submitted to a leading peer-reviewed ophthalmic journal. On May 1, 2008, we were notified that this manuscript has been accepted for publication.  Through March 31, 2008, we have incurred approximately $224,000 of costs related to our development of Z-monocys of which $154,000 was incurred during 2007 and $70,000 was incurred in 2008.

EFFIRMATM (oral flupirtine)

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with EFFIRMA in fibromyalgia patients.   We plan to fund this double-blind placebo controlled phase II clinical study which is designed to enroll up to 90 patients with fibromyalgia.   Through March 31, 2008, we have incurred approximately $99,000 of costs related to our development of EFFIRMATM, of which $85,000 was incurred during 2007 and $14,000 was incurred during the first three months of 2008.

FreeboundTM (metals diagnostic device)

We are developing a proprietary diagnostic device, FreeboundTM capable of measuring levels of free and bound metals in biological samples. Altered metal dyshomeostasis, in a particular copper, is associated with major disease indications, such as Alzheimer’s disease. In the first quarter of 2008 we entered into a preliminary supply agreement with a cGMP medical device manufacturer supplier and have initiated limited testing of these newly supplied disposable assay components.  Based upon limited testing conducted by us during 2008 with these new disposable assay components, we believe that FreeBound may be capable of measuring free copper levels in whole blood (i.e. finger stick) as opposed to being limited to serum samples which require pre-assay separation and preparation.  A potential whole blood assay opens the possibility that FreeBound can become an immediate point-of-care diagnostic and greatly expands its market potential.  We intend to reinitiate 510(k) testing once we have finalized and selected final design parameters and consistent manufacturing processes of our FreeBound disposable assay components.

Oral TTM (oral tetrathiomolybate)

Through March 31, 2008, we have incurred approximately $3,500,000 of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000 and $1,676,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $613,000 was incurred for the three months ended March 31, 2008.

We continue to make progress with evaluating the chemistry, manufacturing and controls issues (CMC) relating to identity, strength and purity of oral TTM which would be necessary to first resolve and which we believe is a necessary first step in the potential further development of Oral TTM.  We may continue to explore therapeutic indications of oral TTM outside of Wilson's Disease and/or through potential corporate acquirors, strategic partnerships, granting agencies and through collaborative arrangements.

Anti-CD4 802-2

Through March 31, 2008, we have incurred $1,443,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000 and $121,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006 and 2007 respectively and approximately $60,000 has been incurred in 2008.

CORRECTATM (clotrimazole emema)

During 2008, we plan to continue the phase II clinical trial of CORRECTA in the treatment of acute refractory pouchitis, a gastrointestinal disease (the “CAPTURE study”). The primary purpose of this double blind, placebo-controlled phase II clinical trial is to test CORRECTA’s safety and efficacy in treating acute refractory pouchitis.  The preclinical and clinical development of CORRECTATM has been primarily financed by grants from the FDA’s orphan drug products group and various non-profit foundations. Through December 31, 2007, we have incurred approximately $246,000 of costs related to our development of CORRECTATM of which approximately $103,000 and $107,000 was incurred in fiscal years 2005 and 2006, respectively, and $36,000 has been incurred during 2007.

SolovaxTM   (multivalent T-cell vaccine for MS)

During 2008, we plan to further analyze the data from our phase II clinical trial of SOLOVAX\ in the treatment of secondary progressive MS, as well as develop a new manufacturing procedure for SOLOVAXTM in Ann Arbor Michigan that more closely resembles the process utilized in the initial published clinical trial of SOLOVAXTM . On July 11, 2007 at an opposition hearing in Munich, Germany brought by a competitor, Opexa Therapeutics, Inc., our third auxiliary request to amend claims to our exclusively licensed issued European patent number EP1015025 was denied on the basis of time and as a result such patent was revoked. We intend to vigorously continue to prosecute, defend and protect our pending corresponding U.S. patent application and will be updating the public on our future plans to develop SOLOVAXTM for multiple sclerosis.  On December 21, 2007 we converted our exclusive agreement with the University of Southern California (USC) to a full exclusive license agreement and issued to USC ten percent (10%) of the common stock of Solovax Inc., our subsidiary that is developing our Multivalent T-cell vaccine for MS.  We plan to seek a corporate partner in the cellular therapy field to further develop the Solovax technology or return such technology to USC.

If successful, we may choose to initiate a phase IIb clinical study in this disease. The preclinical and clinical development of SOLOVAX   has been primarily financed by grants from the NIH and various non-profit foundations totaling $5.5 million. Through March 31, 2008, we have incurred approximately $707,000 of costs related to our development of SOLOVAX of which $107,000, $158,000, $164,000, $163,000, $67,000, $21,000 and $8,000 was incurred in fiscal 2001, 2002, 2003, 2004, 2005, 2006 and 2007, respectively, and $19,000 has been incurred  during 2008.

Based on our current capital expenditures, we believe we currently have sufficient capital to fund development activities of oral TTM, TRIMESTATM, anti-CD4 802-2, CORRECTATM, SOLOVAXTM , Z-monocys and EFIRMATM during 2007 and 2008. However, if our business does not generate any cash flow through corporate partnering transactions, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report or return such technology to USC.

Additional Licenses

We may enter into additional license agreements relating to new drug candidates.

ITEM 3. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of March 31, 2008, we have expended approximately $19.0 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we do the following:

●	continue to undertake pre-clinical development and clinical trials for our product candidates;
●	seek regulatory approvals for our product candidates;
●	implement additional internal systems and infrastructure;
●	lease additional or alternative office facilities; and
●	hire additional personnel, including members of our management team.

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

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

●	continuing to undertake pre-clinical development and clinical trials;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales and marketing activities.

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

The approval process may also be delayed by changes in government regulation, future legislation or administrative action, or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may do the following:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;
●	impose costly procedures on us; and
●	diminish any competitive advantages that we may otherwise enjoy.

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

In addition to our own patent applications, we also currently rely on an exclusive worldwide license agreement with the University of Michigan relating to various uses of oral TTM. We also have an exclusive license agreement with the McLean Hospital relating to the use of EFFIRMATM to  treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our anti-CD4 inhibitors; an exclusive  license agreement with the Regents of the University of California relating to our TRIMESTA technology; an exclusive license agreement with the  Children’s Hospital-Boston relating to our CORRECTA technology; an exclusive license agreement to license our T-cell vaccine program from  the University of Southern California (USC) and an exclusive license agreement with Drs. Newsome and Tate relating to our Z-monocys program. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system, inflammatory,  autoimmune and fibrotic diseases include: Pfizer, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Shire Pharmaceuticals, Plc., Merck & Co., Eli  Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc.,  Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Novartis, Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc.  Fibrogen, Inc., Active Biotech, CNSBio, Pty., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals,  Inc., Alcon, Inc., Bausch and Lomb, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being  developed to treat dry AMD, autoimmune inflammatory, Fibromyalgia, MS, fibrotic, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and  advanced clinical trials, such as zinc based combinations, FTY-720, Laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our TRIMESTA, zinc-monocysteine, anti-CD4 inhibitors, EFFIRMA, CORRECTA and oral TTM technologies. Should clinicians or regulatory authorities view these therapeutic regiments as or more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

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

Since we do not have composition of matter patent claims for oral TTM, EFFIRMA, and TRIMESTA, others may obtain approvals for other uses of these products. For example, the active ingredients in both EFFIRMA and TRIMESTA have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or affiliates of these products may seek to develop EFFIRMA or TRIMESTA for these uses in the US or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain EFFIRMA or TRIMESTA that might adversely affect our ability to develop and market these products in the US.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than anti-CD4 802-2 and zinc-monocysteine, there are no composition of matter patents for TRIMESTA, EFFIRMA, CORRECTA, Solovax, oral TTM or their respective active and zinc-monocysteine ingredients estriol, flupirtine, clotrimazole and tetrathiomolybdate. Additionally, we do not have an issued patent for oral TTMs use to treat Wilson’s disease, although we do have Orphan Drug Designation for this indication. Orphan Drug Designation provides protection for seven years of marketing exclusivity for that product in that disease indication in the U.S. We also expect to rely on patent protection from an issued U.S. Patent for the use of oral TTM and related compounds to treat inflammatory and fibrotic diseases (U.S. Patent No 6,855,340). These patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for oral TTM. We rely on issued patent and pending patent applications for use of TRIMESTA to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have also exclusively licensed an issued patent for the treatment of fibromyalgia with EFFIRMATM and have pending patent applications for our uses of CORRECTA.

Our zinc-monocysteine (Z-monocys) product candidate is exclusively licensed from its inventors, David A. Newsome and David Tate. Z-monocys is the subject of two issued U.S. patents, 7,164,035 and 6,586,611 and pending U.S. patent application ser. no. 11/621,380.

In our annual Form 10-KSB for the year ending December 31, 2007 filed March 31, 2008 (page 23), we described our receipt in March 2008 (and potential impact on claim 1 of our exclusively licensed issued U.S. patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the U.S. patent examiner during our prosecution of the pending divisional U.S. patent application Ser. No. 11/621,390. In April 2008, we analyzed the zinc-cysteine complex described by Zegzhda and concluded that such complex describes an insoluable zinc salt and does not describe a non-zinc salt zinc monocyteine complex and therefore believe that such disclosure should not affect the validity of any of our issued U.S. patent claims relating our zinc-monocysteine composition-of-matter claims.  We intend to file in the near future a response and declaration describing the results of our analysis with the U.S. Patent and Trademark Office with respect to the Zegzhda reference with respect to U.S. patent application ser. no. 11/621,380.

We also expect to rely on regulatory exclusivities, such as the Orphan Drug Designation with the FDA and EMEA (“Orphan Drug”) to protect oral  TTM, CORRECTATM and our other future products for certain therapeutic indications. Orphan Drug protection provides for seven years of marketing exclusivity for that disease indication in the U.S. and ten years of marketing exclusivity for that disease indication in Europe. We have received an Orphan Drug Designation for the use of CORRECTA to treat pouchitis as well as an Orphan Drug Designation for the use of oral TTM to treat neurologically presenting Wilson’s disease and are in the process of filing similar designations in Europe. Orphan Drug Designation is an important element of our competitive strategy for oral TTM and CORRECTA. To be successful in enforcing this designation, our NDA would need to be the first NDA approved to use oral TTM and CORRECTA for that indication. While we are not aware of any other companies that have sought orphan drug designation for oral TTM and CORRECTA for any indication, other companies may in the future seek it and may obtain FDA marketing approval before we do.

After the Orphan Drug exclusivity period expires, assuming our patents are validly issued, we still expect to rely on our issued and pending method of use patent applications to protect our proprietary technology with respect to the development of oral TTM, TRIMESTA and CORRECTA. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expense and divert the attention of our management.

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically oral TTM, TRIMESTA, zincmonocystine, Anti-CD4 802-2, EFFIRMA and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

In July 2007 our exclusively licensed European patent covering our multivalent T-cell vaccine, Solvax, was opposed and revoked. In order to save resources, we have elected not to appeal such ruling and may elect to abandon the license with USC.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols.

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

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors, including the following:

●	the perception of members of the health care community, including physicians, regarding the safety and effectiveness of our drugs;
●	the cost-effectiveness of our product relative to competing products;
●	availability of reimbursement for our products from government or other healthcare payers; and
●	the effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

Our oral TTM program is highly dependent on Dr. George Brewer, Professor Emeritus at the University of Michigan. Dr. Brewer was the principal investigator and conducted the clinical trials over an 18 year period on the oral TTM clinical trials which formed the basis of our NDA filing. We have retained Dr. Brewer, age 76 as an advisor and consultant to Pipex. In the event of Dr. Brewer’s untimely death or disability, may significantly hamper our development capabilities of oral TTM.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we depend on scientific collaborators for our TRIMESTA, SOLOVAX, CORRECTA, anti-CD4 802-2, EFFIRMA and oral TTM development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Additionally, the clinical trials for oral TTM for the treatment of neurologic Wilson’s disease have been conducted and completed prior to us licensing this technology from the University of Michigan. Due to various patient privacy regulations and other administrative matters, we have experienced delays and/or an inability to obtain clinical trial data relating to oral TTM. As such, this delay or inability to obtain any data might result our inability to obtain regulatory approvals for oral TTM and our products. We are also dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, TRIMESTA has received a $5 million grant from the Southern Chapter of the National Multiple Sclerosis Society which funds a majority of our ongoing phase II/III clinical trial in relapsing remitting  multiple sclerosis. If we are unable to maintain these grants, we might be forced to scale back development of these product candidates. We have experienced difficulty in collecting the data or transferring these programs to corporate-sponsored INDs. Additionally, we are aware that all of our scientific collaborators may also act as advisors to our competitors.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, or other public and private research organizations. Many of these competitors have therapies to treat autoimmune fibrotic and central nervous system diseases already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research-and-development programs than we do, have substantially greater financial resources than we do, and have significantly greater experience in the following areas:

●	developing drugs;
●	undertaking pre-clinical testing and human clinical trials;
●	obtaining FDA and other regulatory approvals of drugs;
●	formulating and manufacturing drugs; and
●	launching, marketing and selling drugs.

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

RISKS RELATED TO OUR INDUSTRY

Government Regulation

The FDA, comparable foreign regulators and state and local pharmacy regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act generally involves:

●	Preclinical laboratory and animal tests;
●	Submission of an IND, prior to commencing human clinical trials;
●	Adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;
●	Submission to the FDA of a NDA; and
●	FDA review and approval of a NDA.

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

In the U.S., consumer willingness to choose a self-administered outpatient prescription drug over a different drug or other form of treatment often depends on the manufacturer’s success in placing the product on a health plan formulary or drug list, which results in lower out-of-pocket costs. Favorable formulary placement typically requires the product to be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. Medicare, which covers most Americans over age 65 and the disabled, has adopted a new insurance regime that will offer eligible beneficiarie’s limited coverage for outpatient prescription drugs effective January 1, 2006. The prescription drugs that will be covered under this insurance will be specified on a formulary published by Medicare. As part of these changes, Medicare is adopting new payment formulas for prescription drugs administered by providers, such as hospitals or physicians that are generally expected to lower reimbursement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, we issued a total of 23,788 shares of our common stock to 4 of our employees for services rendered. This offering and sale of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

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
Date: May 15, 2008