Form 10-Q
period 2008-06-30
PIPEX PHARMACEUTICALS, INC.
filed 2008-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

As of August 1, 2008, the registrant had 20,687,273 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐       No    ☒

PIPEX PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$7,453,237	$11,492,802
Prepaid expenses	67,151	63,636
Total Current Assets	7,520,388	11,556,438

Property and Equipment, net of accumulated depreciation of $436,793 and $232,564	1,880,248	2,063,233

Deposits and other assets	11,989	13,381

Total Assets	$9,412,625	$13,633,052

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$636,964	$728,119
Accrued liabilities	179,234	59,409
Notes payable	-	900,000
Total Current Liabilities	816,198	1,687,528

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
20,687,273 and 20,433,467 shares issued and outstanding	20,687	20,433
Additional paid-in capital	44,513,427	43,001,609
Deficit accumulated during the development stage	(35,937,687)	(31,076,518)
Total Stockholders' Equity	8,596,427	11,945,524

Total Liabilities and Stockholders' Equity	$9,412,625	$13,633,052

See accompanying notes to unaudited consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)
					For the Period
					from January 8, 2001
	For the three months ended June 30,		For the six months ended June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
Operating Expenses:
Research and development	1,168,363	1,079,050	3,292,983	2,496,173	14,453,778
General and administrative	633,588	748,857	1,636,170	2,252,738	8,481,381
Total Operating Expenses	1,801,951	1,827,907	4,929,153	4,748,911	22,935,159

Loss from Operations	(1,801,951)	(1,827,907)	(4,929,153)	(4,748,911)	(22,935,159)

Other Income (Expense):
Interest income	30,238	80,689	81,815	152,258	425,204
Interest expense	-	(15,285)	(13,831)	(15,285)	(66,760)
Total Other Income, net	30,238	65,404	67,984	136,973	358,444

Net Loss	$(1,771,713)	$(1,762,503)	$(4,861,169)	$(4,611,938)	$(22,576,715)

Less: Preferred stock dividend - subsidiary	-	-	-	-	(951,250)
Less: Merger dividend	-	-	-	(12,409,722)	(12,409,722)

Net Loss Applicable to Common Shareholders	$(1,771,713)	$(1,762,503)	$(4,861,169)	$(17,021,660)	$(35,937,687)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.10)	$(0.24)	$(1.00)	$(6.84)

Weighted average number of shares outstanding
during the period - basic and diluted	20,590,592	17,028,107	20,522,574	17,007,990	5,255,591

See accompanying notes to unaudited consolidated financial statements

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			from January 8, 2001
	For the six months ended June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(4,861,169)	$(4,611,938)	$(22,576,715)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	870,314	645,321	2,806,960
Stock-based consulting	323,097	610,811	1,484,084
Stock issued as compensation	55,385	-	55,385
Stock issued as compensation in acquisition of subsidiary	-	601,612	601,712
Contributed services - related party	73,750	-	349,395
Stock issued for license fee	125,000	-	533,691
Stock issued for milestone payment	50,000	-	75,000
Stock issued for consulting fee	11,110	-	11,110
Depreciation	204,383	39,154	436,947

Changes in operating assets and liabilities:
Prepaid expenses and other	(3,514)	9,071	(67,150)
Deposits and other assets	1,392	(107,268)	(11,989)
Accounts payable	(91,155)	170,670	636,964
Accrued liabilities	119,825	182,101	182,252
Net Cash Used In Operating Activities	(3,121,582)	(2,460,466)	(15,482,354)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,398)	(1,192,499)	(2,032,805)
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Net Cash Used In Investing Activities	(21,398)	(1,192,499)	(2,697,805)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-		3,210,338
Repayments of loans payable - related party	-		(220,000)
Proceeds from notes payable	-	600,000	1,100,000
Repayments of notes payable	(900,000)	(50,000)	(1,100,000)
Proceeds from issuance of preferred and common stock	3,415	-	1,154,005
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrants exercise	-	22,000	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	(896,585)	572,000	25,633,396

Net increase (decrease) in cash and cash equivalents	(4,039,565)	(3,080,965)	7,453,237

Cash and cash equivalents at beginning of period	11,492,802	12,192,426	-

Cash and cash equivalents at end of period	$7,453,237	$9,111,461	$7,453,237

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,831	$15,285	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$12,409,722	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

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

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Pipex, the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full fiscal year.

(C) Corporate Structure, Basis of Presentation and Non-Controlling Interest

The Company has four subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”) and CD4 Biosciences, Inc. (“CD4”) which were previously under common control.  As of June 30, 2008 EPI is wholly owned and Pipex Therapeutics, Solovax and CD4 are majority owned.  The combinations of these entities were accounted for in a manner similar to a pooling of interests.  In August of 2008, the Company acquired an 87.5% interest in Epitope Pharmaceuticals, Inc (“Epitope”) for development of novel uses of an orally active immunotherapeutic technology for no additional consideration.

For financial reporting purposes, the outstanding preferred stock and common stock of the Company is that of Pipex, the legal registrant. All statements of operations, stockholders’ equity (deficit) and cash flows for each of the entities are presented as consolidated since January 8, 2001 (inception) due to the existence of common control since that date. All subsidiaries were incorporated on January 8, 2001 under the laws of the State of Delaware, except for EPI, which was incorporated on December 12, 2000 and Epitope which was incorporated in January of 2002.

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

(D) Reverse Stock Split

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
(Unaudited)
(E) Reverse Acquisition and Recapitalization

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

Pursuant to the agreement, Sheffield issued 34,000,000 shares of common stock for all of the outstanding Series A, convertible preferred and common stock of Pipex Therapeutics, and Sheffield assumed all of Pipex Therapeutics’ outstanding options and warrants, but did not assume the options and warrants outstanding within any of Pipex Therapeutics’ subsidiaries (EPI, CD4 and Solovax). On October 31, 2006, concurrent with the Merger, Pipex Therapeutics executed a private stock purchase agreement to purchase an additional 2,426,300 shares of common stock held by Sheffield’s sole officer and director; these shares were immediately cancelled and retired. Aggregate consideration paid for Sheffield was $665,000. Upon the closing of the reverse acquisition, shareholders of Sheffield retained an aggregate 245,824 shares of common stock. As a result of these two stock purchase transactions, Pipex Therapeutics acquired approximately 99% ownership of the issued and outstanding common shares of Sheffield.

See Note 2(H) as it pertains to the retroactive effect of the share and per share amounts pursuant to the reverse acquisition and recapitalization discussed in Note 1(E).

 (F) Contribution Agreements — Consolidation of Entities under Common Control

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

2.  Pipex Therapeutics’ Acquisition of Solovax

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

3.  Pipex Therapeutics’ Acquisition of EPI/CD4

On December 31, 2005, Pipex Therapeutics acquired 65.47% of the aggregate voting preferred and common stock of EPI and EPI’s majority owned subsidiary CD4. In addition, Pipex Therapeutics assumed $583,500 of outstanding liabilities of EPI. The fair value of the exchange was equivalent to the par value of the common stock received pursuant to the terms of the contribution.

In the consolidated financial statements, each of these transactions described in Notes 1(F)(1), 1(F)(2) and 1(F)(3), was analogous to a recapitalization with no net change to equity since the entities were under common control at the date of the transaction.

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” , The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period from January 8, 2001 (inception) to June 30, 2008.

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
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

(A) Principles of Consolidation

The consolidated financial statements include the accounts of Pipex Pharmaceuticals, Inc. and its majority owned subsidiaries, Pipex Therapeutics, Solovax, EPI, CD4 and Epitope. All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $35,937,687 at June 30, 2008.

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

(D) Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2008, the balance exceeded the federally insured limit by $7,389,334.

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

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and six month periods ended June 30, 2008 and June 30, 2007 and for the period from January 8, 2001 (inception) to June 30, 2008.

(G) Derivative Liabilities

In connection with the reverse acquisition, all outstanding convertible preferred stock of Pipex was cancelled and retired, as such, the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” do not apply. The Company’s majority owned subsidiaries also contain issued convertible preferred stock; however, none of these instruments currently contains any provisions that require the recording of a derivative liability. In connection with the acquisition of EPI on January 5, 2007 (See Note 1(F)(4), all issued and outstanding shares of Series A and B, convertible preferred stock were cancelled and retired. As such, no potential derivative liabilities will exist pertaining to these instruments.

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents. Since the Company reported a net loss for the three and six month periods ended June 30, 2008 and June 30, 2007 and for the period from January 8, 2001 (inception) to June 30, 2008, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three and six month periods ended June 30, 2008 and 2007 and for the period from January 8, 2001 (inception) to June 30, 2008 was computed assuming the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three and six month periods ended June 30, 2008 and 2007 and the period from January 8, 2001 (inception) to June 30, 2008, in connection with the acquisition of EPI (See Note 1(F)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

(M) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-01, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 provides guidance for companies in the biotechnology or pharmaceutical industries that may enter into agreements with other companies to collaboratively develop, manufacture, and market a drug candidate (Collaboration Agreements) and is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2007, the EITF issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ,(“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“ SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Notes Payable

During 2007, the Company borrowed $1,100,000 and repaid $200,000 under notes payable.  These notes were secured by all assets of the Company as well as the stock certificates of the subsidiaries; the notes bore interest of prime plus 2% and were due March 30, 2010.  On March 6, 2008, all of the outstanding principal and accrued interest was repaid.

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

In January and April of 2008, the Company issued 32,527 shares of common stock in connection with the exercise of stock options for net proceeds of $3,415.  The related exercise prices were $0.09 and $0.18 per share.

In March and April of 2008, the Company issued 61,392 shares of common stock having a fair value of $55,385 ($0.90 per share) based on the quoted closing trading prices for payment of salaries to employees.

In April 2008, the Company issued 13,887 shares of common stock having a fair value of $11,110 ($0.80 per share) based on the quoted closing trading price for consulting fees.

In May and June of 2008, the Company issued an aggregate 106,630 shares of common stock having a fair value of $125,000 ($1.17 per share) based on the quoted closing trading prices for license fees.

In June 2008, the Company issued 39,370 shares of common stock having a fair value of $50,000 ($1.27 per share) based on the quoted closing trading price for a milestone payment.

(C) Common Stock Issuances of Subsidiaries

During the period from January 8, 2001 (inception) to June 30, 2008, the Company’s majority owned subsidiaries; CD4, Solovax and EPI issued 419,000, 419,000 and 825,000 shares of common stock, respectively, for $1,663. Of the 825,000 shares of common stock issued by EPI, 75,000 were converted into 30,161 common shares of Pipex and the remaining 750,000 shares were cancelled and retired for no additional consideration in the acquisition of EPI on January 5, 2007.

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of June 30, 2008, there are 1,456,826 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of June 30, 2008, there are 704,720 options issued and outstanding under the 2007 Stock Plan.

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Exercise price	$0.81	$3.90 - $6.00	$0.81 - $5.10	$0.09 - $22.50
Expected dividends	0%	0%	0%	0%
Expected volatility	225%	192.26 – 195.47%	201.11 – 225%	103.29 - 200%
Risk fee interest rate	4.02%	4.64 – 5.14%	3.52 – 4.02%	4.18% - 5.14%
Expected life of option	10 years	5 - 10 years	10 years	5 - 10 years

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three and six months ended June 30, 2008 and 2007 and the period from inception to June 30, 2008 with respect to stock option awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Inception to June 30, 2008
	2008	2007	2008	2007
Research and development:
employees	$360,265	$37,915	$666,290	$92,772	$2,132,161
non-employees	96,952	145,783	292,247	145,783	$532,367
General and administrative:
employees	129,405	11,359	204,024	22,717	$1,258,177
non-employees	-	117,440	30,851	574,456	$938,798

Total	$586,622	$312,497	$1,193,412	$835,728	$4,861,503

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

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of stock option activity for Pipex for the six months ended June 30, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,613,855	$1.45
Granted	700,176	$6.21
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at December 31, 2007	2,297,364	$2.72
Granted	305,667	$1.83
Exercised	(32,527)	$0.11
Forfeited	(408,958)	$6.49

Balance at June 30, 2008 (unaudited)	2,161,546	$1.92

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2008 were 7.49 years and $4,160,840 respectively. Of the total options granted, 1,634,442 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.75.

Of the total 2,161,546 options outstanding, 1,272,415 options are held by related parties of which 941,580 are fully vested, exercisable and non-forfeitable.

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

 On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(F)(4))

On February 15, 2007, the Company executed an agreement with a third party to provide certain consulting services. Pursuant to the terms of the agreement, the Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of June 30, 2008, 50,000 warrants have been issued for which the Company has recognized stock based consulting expense for $187,500.

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

A summary of warrant activity for Pipex for the six months ended June 30, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as December 31, 2006	5,242,407	$2.22
Granted	437,981	$5.63
Exercised	(3,401,972)	$2.22
Forfeited	—

Balance at December 31, 2007	2,278,416	$2.22
Granted	8,333	$3.75
Exercised	—
Forfeited	—

Balance as June 30, 2008 (unaudited)	2,286,749	$2.88

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life

$2.22	1,840,435	4.33 Years
$3.30	68,858	6.92 Years
$3.75	50,000	7.63 Years
$6.36	327,456	4.36 Years

	2,286,749	5.74 Years

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 2.49 years as of June 30, 2008.

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

In connection with these agreements, the Company may be obligated to make future milestone payments up to an amount of $19,425,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. As of June 30, 2008, the Company has achieved two milestones which the Company fulfilled by issuing common stock having a fair value of $75,000. See Note (4(B)).  The Company can give no assurances that any other milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsors approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period.  The Company can terminate the agreement by giving 90 days prior written notice.  On March 20, 2008, the Company provided the University with written notice of termination of the agreement.

 (C) Consulting Agreement

In August 2005, Pipex entered into an agreement with an individual to provide consulting services for the Company’s research and development. The consultant was paid $25,000 upon the execution of the agreement. The consultant will receive annual consulting fees of $120,000 for each of the next three years. The consultant also received 216,847 options having a fair value $59,960 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 1.81% and an expected life of 10 years.  On March 24, 2008, the Company granted the individual an additional 216,667 options having a fair value of $437,667 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 221%, risk free interest rate of 3.56% and an expected life of 10 years.

On February 15, 2007, the Company executed an agreement with a third party to provide certain services. Pursuant to the terms of the agreement, the Company will pay $9,000 per month for a period of twelve months and grant 100,000 stock warrants with a cashless exercise provision. These warrants vest upon various milestones as well as over the life of the contract.

On June 9, 2008, the Company executed an agreement with a third party to provide certain services.  Pursuant to the terms of the agreement, the Company will pay $7,500 per month for a period of twelve months and will grant 100,000 stock warrants which vest upon various milestones, of which no warrants have vested.  The fair value of the warrants totaled $73,160 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 225%, risk free interest rate of 3.03% and an expected life of 3 years. This agreement is maybe terminated following after 90 days of service.

Pipex Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(D) Employment Agreements

In January 2005, the Company entered into a four-year employment agreement with the Company’s Chairman and Chief Executive Officer. Pursuant to this agreement, Pipex will pay an annual base salary of $297,000, an annual bonus equal to 30% of base salary and a ten-year option to acquire 271,058 shares of common stock at the completion of the Company’s private placement that occurred on October 31, 2006. As of June 30, 2008, 180,705 options have vested, with the remainder vesting on October 31, 2008.

The fair value of the options totaled $544,827 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 4.61% and an expected life of 10 years. On July 20, 2007, the Board of Directors approved an amended and restated employment agreement with the Chief Executive Officer. The amended employment agreement provides that the Chief Executive Officer is to be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000. The Chief Executive Officer may also be entitled to discretionary transactional bonuses. In addition, the amended agreement provides that the Chief Executive Officer has waived the receipt of any salary and bonus payable under the original agreement, which amounts to $275,645, for no additional consideration. This amount was treated as a capital contribution to the Company in September 2007.  On July 1, 2008, the Chief Executive Officer resigned his position with the Company but remains as Chairman and will continue to receive compensation under this employment agreement.

The Company entered into an employment agreement with its President on May 24, 2006. Pursuant to this agreement, Pipex will pay an annual base salary of $295,000 and a guaranteed bonus of one-third of base salary. Pipex has also granted a ten-year option to purchase 664,252 shares of common stock, of which 332,126 have vested as of December 31, 2007. The remainder of these options will vest quarterly over a three-year period. In the event of a termination, the Company will provide six-month severance, payable over a six-month period.  On March 5, 2008, the Company’s President has agreed to work for no cash compensation until May 17, 2008 at which time his compensation will be at the discretion of the compensation committee.  The President will be eligible to receive a contingent bonus in the event that the Company is acquired or the stock price retraces or exceeds to the level of the share price on January 28, 2008. Additionally, the President agreed to eliminate severance provisions of his agreement.  The Company has recorded contributed services from a related party totaling $73,750 during 2008.  On July 1, 2008 the President resigned his position with the Company.

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

On July 1, 2008, the Company's Board of Directors approved a compensation package with its Vice Chairman as a result of his appointment as Chief Executive Officer.  Under the terms of arrangement, the Chief Executive Officer will receive an annual salary of $195,000.  The Chief Executive Officer is also eligible for a bonus at the discretion of the Board of Directors.  In the event of termination, the Company will provide six-month severance, payable over the Company’s ordinary pay periods.  The Company has also granted  a ten year option to purchase 800,000 shares of the Company’s common stock, exercisable at $0.72 per share, with one-quarter of the options vesting immediately, and the remainder vesting quarterly in equal increments over three years.  These options shall vest in full should the Company be acquired.  The fair value of the options totaled $576,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 225.79%, risk free interest rate of 3.95% and an expected life of 10 years.

Note 6 Corporate Restructuring

On March 11, 2008, the Company announced that it has implemented cost reduction measures in order to substantially reduce operating expenses given the delay in refilling its New Drug Application for oral tetrathiomolybdate (oral TTM) for the treatment of initially presenting neurologic Wilson’s disease.  As part of the corporate restructuring, the Company eliminated positions in the areas of manufacturing, analytical, quality control, quality assurance, clinical, regulatory, diagnostic product development, principally relating to the development of oral TTM and diagnostics division.

On July 8, 2008, the Company announced changes in senior management.  See Note (5)(D).

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

Overview

Since our inception during January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date and we will not have any product sales until and unless we receive approval from the FDA or receive approval from equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from equity financings from our Chairman and various private financings, primarily involving private sales of our common stock and other equity securities.

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

Results of Operations

Three Months Ended June 30, 2008 and 2007.

Research and Development Expenses. For the three months ended June 30, 2008, research and development expense was $1,168,363 as compared to $1,079,050 for the three months ended June 30, 2007. The increase of $89,313 is due primarily to an increase of approximately $441,000 in stock based compensation charges offset by a decrease of in salaries and related taxes of approximately $268,000.

General and Administrative Expenses. For the three months ended June 30, 2008, general and administrative expense was $633,588 as compared to $748,857 for the three months ended June 30, 2007. The decrease of $115,269 is due primarily to a decrease in stock based compensation charge of approximately $63,000 and a decrease in salaries and payroll taxes of approximately $55,000.

Other Income (Expense), net. For the three months ended June 30, 2008, other income-net was $30,238 compared to $65,404 for the three months ended June 30, 2007. For the three months ended June 30, 2008, interest income was $30,238 as compared to $80,689 for the three months ended June 30, 2007. Interest income was lower for the period in 2008 as compared to the same period in 2007, due to lower interest rates and lower levels of cash in interest bearing accounts. For the three months ended June 30, 2008, interest expense was $0 as compared to $15,285 for the three months ended June 30, 2007. Interest expense for the period in 2007 relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the three months ended June 30, 2008, was $1,771,713 as compared to $1,762,503 for the three months ended June 30, 2007. This increase in net loss of $9,210 is attributable primarily to an increase in research and development expense of $89,313, a decrease in other income-net of $35,166 offset by a decrease in general and administrative expenses of $115,269 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended June 30, 2008, was $1,771,713 as compared to $1,762,503 for the three months ended June 30, 2007. This increase in net loss applicable to common shareholders of $9,210 is attributable primarily to an increase in research and development expense of $89,313, a decrease in other income-net of $35,166 offset by a decrease in general and administrative expenses of $115,269 as discussed above.

Six Months Ended June 30, 2008 and 2007.

Research and Development Expenses. For the six months ended June 30, 2008, research and development expense was $3,292,983 as compared to $2,496,173 for the six months ended June 30, 2007. The increase of $796,810 is due primarily to an increase of approximately $562,000 associated with payments related to further the development of our licensed clinical drug candidates, an increase in stock based compensation charges of approximately $162,000 and an increase of allocated overhead of approximately $128,000.

General and Administrative Expenses. For the six months ended June 30, 2008, general and administrative expense was $1,636,170 as compared to $2,252,738 for the six months ended June 30, 2007. The decrease of $616,568 is due primarily to a decrease in stock based compensation charge of approximately $827,000, offset by an increase in salaries and payroll taxes of approximately $174,000 and allocated overhead expenses of $98,000.

Other Income (Expense), net. For the six months ended June 30, 2008, other income-net was $67,984 compared to $136,973 for the six months ended June 30, 2007. For the six months ended June 30, 2008, interest income was $81,815 as compared to $152,258 for the six months ended June 30, 2007. Interest income was lower for the period in 2008 as compared to the same period in 2007, due to lower interest rates and lower levels of cash in interest bearing accounts. For the six months ended June 30, 2008, interest expense was $13,831 as compared to $15,285 for the six months ended June 30, 2007. Interest expense for both periods relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the six months ended June 30, 2008, was $4,861,169 as compared to $4,611,938 for the six months ended June 30, 2007. This increase in net loss is attributable primarily to an increase in research and development expenses of $796,810 and offset by the decrease in general and administrative expenses of $616,568 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the six months ended June 30, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The total of the non-cash charge was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the six months ended June 30, 2007 and for the period from January 8, 2001 (inception) to June 30, 2008.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we had a net decrease in cash of $4,039,565. Total cash resources as of June 30, 2008 was $7,453,237. During the six months ended June 30, 2008 and 2007, net cash used in operating activities was $3,121,582 and $2,460,466 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $21,398 and $1,192,499, respectively. The net cash used in investing activities for the six months ended June 30, 2008 resulted from the acquisition of property and equipment.  The net cash used in investing activities for the six months ended June 30, 2007 resulted from $1,192,499 for the purchase of property and equipment.

Net cash used in financing activities was $896,585 for the six months ended June 30, 2008 compared to $572,000 of net cash provided by financing activities for the six months ended June 30, 2007. The net cash used in financing activities for the six months ended June 30, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $3,415 from the issuance of common stock.  The net cash proceeds from financing activities for the six months ended June 30, 2007 resulted from proceeds from a note payable in the amount of $600,000, proceeds from the sale of common stock in connection with warrant exercise in the amount of $22,000 offset by repayments of a note payable in the amount of $50,000.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $35,937,687 through June 30, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2008 through 2012 as of June 30, 2008.

	Year
Agreements	2008	2009	2010	2011	2012	Total

License Agreements	$70,000	$122,000	$150,000	$150,000	$175,000	$667,000
Lease Agreements	$70,688	$145,733	$150,152	$25,148	0	$391,721
Consulting Agreements	$102,498	$90,832	0	0	0	$193,330

Total	$243,186	$358,565	$300,152	$175,148	$175,000	$1,252,051

Product Candidates

TRIMESTA TM (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase II/III clinical trial using TRIMESTA TM for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase II/III clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTA TM in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTA TM has been primary financed by grants from the NIH and various non-profit foundations. Through June 30, 2008, we have incurred approximately $551,000 of costs related to our development of TRIMESTA TM of which approximately $49,500, $185,500 and $194,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $122,000 was incurred during the first half of  2008.

Zinthionein TM (oral zinc-monocysteine complex)

We plan to initially develop ZinthioneinTM as an oral treatment for dry age-related macular degeneration (“dry AMD”). Zinthionein has completed a six month double blind randomized placebo controlled trial in 80 dry AMD patients with statistically significant improvements in visual acuity, contrast sensitivity and photorecovery times. During July 2008, we announced detailed results following the publication of the study results in a peer-reviewed ophthalmic journal. Through June 30, 2008, we have incurred approximately $279,000 of costs related to our development of Zinthionein of which $154,000 was incurred during 2007 and $125,000 was incurred in 2008.

EFFIRMA TM (oral flupirtine)

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with EFFIRMA in fibromyalgia patients.   We plan to fund this double-blind placebo controlled phase II clinical study which is designed to enroll up to 90 patients with fibromyalgia.   Through June 30, 2008, we have incurred approximately $103,000 of costs related to our development of EFFIRMA TM , of which $85,000 was incurred during 2007 and $18,000 was incurred during the first half of 2008.

Freebound TM (metals diagnostic device)

We are developing a proprietary diagnostic device, Freebound TM capable of measuring levels of free and bound metals in biological samples. Altered metal dyshomeostasis, in a particular copper, is associated with major disease indications, such as Alzheimer’s disease.  Through June 30, 2008, we have incurred approximately $50,000 of costs related to our development of Freebound TM, of which $32,000 was incurred during 2008.

Oral TTM (oral tetrathiomolybate)

Through June 30, 2008, we have incurred approximately $3,530,000 of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000 and $1,676,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $643,000 was incurred for the six months ended June 30, 2008.

We are seeking potential U.S. and international corporate partners for the further development of Oral TTM for Wilson's Disease, idiopathic pulmonary fibrosis (IPF), Alzheimer’s disease and Huntington’s Disease.

Anti-CD4 802-2

Through June 30, 2008, we have incurred $1,450,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000 and $121,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006 and 2007 respectively and approximately $67,000 has been incurred in 2008.

CORRECTA TM (clotrimazole emema)

During 2008, we plan to continue the phase II clinical trial of CORRECTA in the treatment of acute refractory pouchitis, a gastrointestinal disease (the “CAPTURE study”). The primary purpose of this double blind, placebo-controlled phase II clinical trial is to test CORRECTA’s safety and efficacy in treating acute refractory pouchitis.  The preclinical and clinical development of CORRECTA TM has been primarily financed by grants from the FDA’s orphan drug products group and various non-profit foundations. Through June 30, 2008, we have incurred approximately $346,000 of costs related to our development of CORRECTA TM of which approximately $103,000, $107,000 and $36,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and $100,000 has been incurred during 2008.

Solovax TM   (multivalent T-cell vaccine for MS)

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

If successful, we may choose to initiate a phase IIb clinical study in this disease. The preclinical and clinical development of SOLOVAX   has been primarily financed by grants from the NIH and various non-profit foundations totaling $5.5 million. Through June 30, 2008, we have incurred approximately $711,000 of costs related to our development of SOLOVAX of which $107,000, $158,000, $164,000, $163,000, $67,000, $21,000 and $8,000 was incurred in fiscal 2001, 2002, 2003, 2004, 2005, 2006 and 2007, respectively, and $23,000 has been incurred  during 2008.

Based on our current capital expenditures, we believe we currently have sufficient capital to fund development activities of TRIMESTA TM , Zinthionein, EFFIRMA TM , Freebound TM, oral TTM, anti-CD4 802-2, CORRECTA TM and SOLOVAX TM through November 2009. However, if our business does not generate any cash flow through corporate partnering transactions, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of June 30, 2008, we have expended approximately $21.4 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We are seeking potential business development corporate partners and potential licensees that may support the further development of oral TTM for Wilson's disease and other indications. In order to consider an enhanced resubmitted NDA filing for oral TTM for the treatment of neurologic Wilson’s disease, at the February 26, 2008 Type A meeting Pipex discussed with the FDA Pipex may intend to schedule a Type B meeting with the FDA with potential corporate partners, if any, in attendance to discuss the utility of providing the FDA with additional efficacy data from an ongoing double-blind, comparator, dose optimization clinical trial of oral TTM for the treatment of neurologic Wilson’s disease. To date, this third study has enrolled and completed dosing in approximately 40 neurologically presenting Wilson’s disease patients should a Type B meeting be requested by Pipex and be scheduled, Pipex may intend to present potential, available pharmacokinetic and pharmacodynamic data (such as and including oral TTM's effects on lowering serum free copper levels in patients) from this third clinical trial as well as a summarization of the data from the previously completed clinical trials with oral TTM for neurologic Wilson’s disease. The feedback from this Type B meeting with the FDA will determine the timing of any potential NDA resubmission for oral TTM for this indication and may result in Pipex discontinuing the NDA refiling process for oral TTM as well as potentially our planned MAA filing in Europe. Additionally, depending on the analysis of additional data, the FDA may request a separate pharmacokinetic study or additional clinical studies.

On March 17, 2008, Dr. George Brewer informed us that pursuant to a teleconference between Dr. Brewer and the FDA of the same date, Dr. Brewer's physician sponsored investigational new drug application (IND) for oral tetrathiomolybdate for Wilson's disease had been placed on clinical hold pending the potential resolution, if any, of  items described in the RTF. The IND that is the subject of the clinical hold includes an active dose optimization comparator protocol of oral tetrathiomolybdate that to date has enrolled and treated approximately 40 neurologically presenting Wilson's disease patients the data from which we intend to collect, analyze and present to the FDA at a Type B meeting to be requested to discuss a potential revised New Drug Application submission. We cannot provide any assurance that Dr. Brewer will be successful in lifting the clinical hold imposed by the FDA, that we will be successful in preparing and filing a revised NDA, that any such newly filed NDA will be accepted for filing or that upon review of any such NDA by the FDA, we will be successful in overcoming the concerns raised by the FDA and that oral tetrathiomolybdate for initially presenting neurologic Wilson's disease will be approved by the FDA. Based upon receipt of a written clinical hold letter communicated to Dr. Brewer from the FDA and forwarded to us on March 26, 2008, the FDA detailed its issues and concerns that are required to be addressed in order to lift the clinical hold, including chemistry, manufacturing and control (CMC) issues concerning the identity, strength and purity of oral TTM. We presently intend to assist Dr. Brewer in resolving the CMC issues raised by the FDA and do not presently intend to initiate patient dosing in our Italian clinical trial of oral TTM for Alzheimer's disease until such issues are resolved to the satisfaction of the FDA. We cannot provide any assurance that we will be successful in overcoming such CMC issues to the satisfaction of the FDA. Our license agreement with the University of Michigan required that we initiate patient dosing for an additional clinical trial of oral TTM on or before August 5, 2008. Given our determination to withhold patient dosing of our Italian Alzheimer's disease trial until the CMC issues raised by the FDA are satisfied, we are currently renegotiating this provision of the license agreement with the University of Michigan. We cannot assure you that our negotiations will be successful.  The written clinical hold letter also provided feedback not related to the clinical hold per se including the reference that the clinical endpoints, design and conduct of the dose comparator clinical study that has enrolled 40 patients to date will most likely not be sufficient for a NDA of oral TTM for neurologic Wilson's disease. Based on this communication, Pipex may request a Type B meeting with the FDA with potential corporate partners, if any, in attendance to discuss next steps for oral TTM development in neurologic Wilson's disease. Given the issues raised by the FDA in its RTF letter of January 28, 2008 as well as the FDA's written clinical hold letter to Dr. George Brewer forwarded to us on March 26, 2008, at the present time it appears that the FDA will not deem the three existing clinical trials of oral TTM to be sufficient for a New Drug Application of oral TTM for initially presenting neurologic Wilson's disease. Given the limited number of patients afflicted by this disease, an additional clinical trial of oral TTM for this indication will necessarily take a substantial amount of time and resources to plan, enroll and complete. The design of such further study is also uncertain given that existing drugs approved for Wilson's disease appear to be contraindicated for initially presenting neurologic Wilson's disease or too slow acting for this critically ill patient population. Should we elect to abandon our efforts to seek U.S. and/or European approval of oral TTM for neurologically presenting Wilson's disease we will most likely not have sufficient resources to pursue all of the additional indications for oral TTM that are the subject of our research and development, including, idiopathic pulmonary fibrosis, Alzheimer's disease, primary biliary cirrhosis and Huntington's disease. If we are are unable to identify interested corporate partners for oral TTM, we may elect to abandon our efforts to develop oral TTM for any or all of these indications, including, Wilson's disease.

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

In addition to our own patent applications, we also currently rely on an exclusive worldwide license agreement with the University of Michigan relating to various uses of oral TTM. We also have an exclusive license agreement with the McLean Hospital relating to the use of EFFIRMA to  treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our CD4 inhibitor program; an exclusive  license agreement with the Regents of the University of California relating to our TRIMESTA technology; an exclusive license agreement with the  Children’s Hospital-Boston relating to our CORRECTA technology; an exclusive license agreement to license our T-cell vaccine program from  the University of Southern California (USC) an exclusive license to our oral immunotherapeutic tolerance program from UCSD and an exclusive license agreement with Dr. Newsome and Mr. Tate relating to our Zinthionein program. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.

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

 Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system and autoimmune diseases include: Pfizer, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Alcon, Inc., Shire Pharmaceuticals, Plc., Schering-Plough, Organon NV, Merck & Co., Eli  Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc.,  Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Novartis, Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc.  Fibrogen, Inc., Active Biotech, CNSBio, Pty., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals,  Inc., Alcon, Inc., Bausch and Lomb, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being  developed to treat dry AMD, autoimmune inflammatory, Fibromyalgia, MS, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and  advanced clinical trials, such as zinc based combinations, FTY-720, Laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our TRIMESTA, Zinthionein, CD4 inhibitors, EFFIRMA, CORRECTA and oral TTM technologies. Should clinicians or regulatory authorities view these therapeutic regiments as or more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

 We may not succeed in enforcing our orphan drug designations.

 Oral TTM has been designated by the FDA as an “orphan drug” for the treatment of Wilson’s disease patients presenting with neurologic complications. CORRECTA TM has also been designated by the FDA as an “orphan drug” for the treatment of pouchitis patients. We intend to file for “orphan drug” designations in the EMEA (the European equivalent of the FDA) for both oral TTM and CORRECTA TM for similar uses. Pursuant to our agreements with our scientific inventors and universities, we have acquired these designations. Orphan drug designation is an important element of our competitive strategy because there are no composition of matter patents for oral TTM a designated orphan drug for a rare disease generally receives marketing exclusivity for use of that drug for the designated condition for a period of seven years in the United States and ten years in the European Union.

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

Since we do not have composition of matter patent claims for oral TTM, EFFIRMA, Solovax and TRIMESTA, others may obtain approvals for other uses of these products which are not covered by our issued or pending patents. For example, the active ingredients in both EFFIRMA and TRIMESTA have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or affiliates of these products may seek to develop EFFIRMA or TRIMESTA for these uses in the US or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain EFFIRMA or TRIMESTA in various formulations or delivery systems that might adversely affect our ability to develop and market these products in the US.  Should a competitor obtain FDA approval for their product prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years.

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

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our CD4 inhibitor, oral tolerance and Zinthionein program, we do not have composition of matter patents for TRIMESTA, EFFIRMA, CORRECTA, Solovax, oral TTM or their respective active ingredients estriol, flupirtine, clotrimazole and tetrathiomolybdate.  We also expect to rely on patent protection from an issued U.S. Patent for the use of oral TTM and related compounds to treat inflammatory and fibrotic diseases (U.S. Patent No 6,855,340). These patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for oral TTM. We rely on issued patent and pending patent applications for use of TRIMESTA to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have also exclusively licensed an issued patent for the treatment of fibromyalgia with EFFIRMA TM and have pending patent applications for our uses of CORRECTA.

 Our Zinthionein product candidate is exclusively licensed from its inventors, David A. Newsome, M.D. and David Tate, Jr.  Zinthionein is the subject of two issued U.S. patents, 7,164,035 and 6,586,611 and pending U.S. patent application ser. no. 11/621,380 which cover composition of matter claims.

 In our annual Form 10-KSB for the year ending December 31, 2007 filed March 31, 2008 (page 23), we described our receipt in March 2008 (and potential impact on claim 1 of our exclusively licensed issued U.S. patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the U.S. patent examiner during our prosecution of the pending divisional U.S. patent application Ser. No. 11/621,390. In April 2008, we analyzed the zinc-cysteine complex described by Zegzhda and concluded that such complex describes an insoluble zinc salt and does not describe a non-zinc salt zinc monocyteine complex and therefore believe that such disclosure should not affect the validity of any of our issued U.S. patent claims relating our zinc-monocysteine composition-of-matter claims.  We have filed a response and declaration describing the results of our analysis with the U.S. Patent and Trademark Office with respect to the Zegzhda reference with respect to U.S. patent application ser. no. 11/621,380.

We also expect to rely on regulatory exclusivities, such as the Orphan Drug Designation with the FDA and EMEA (“Orphan Drug”) to protect oral  TTM, CORRECTA TM and our other future products for certain therapeutic indications. Orphan Drug protection provides for seven years of marketing exclusivity for that disease indication in the U.S. and ten years of marketing exclusivity for that disease indication in Europe. We have received an Orphan Drug Designation for the use of CORRECTA to treat pouchitis as well as an Orphan Drug Designation for the use of oral TTM to treat neurologically presenting Wilson’s disease and are in the process of filing similar designations in Europe. Orphan Drug Designation is an important element of our competitive strategy for oral TTM and CORRECTA. To be successful in enforcing this designation, our NDA would need to be the first NDA approved to use oral TTM and CORRECTA for that indication. While we are not aware of any other companies that have sought orphan drug designation for oral TTM and CORRECTA for any indication, other companies may in the future seek it and may obtain FDA marketing approval before we do.

 After the Orphan Drug exclusivity period expires, assuming our patents are validly issued, we still expect to rely on our issued and pending method of use patent applications to protect our proprietary technology with respect to the development of oral TTM and CORRECTA. The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expense in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expense and divert the attention of our management.

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

In July 2007 our exclusively licensed European patent covering our multivalent T-cell vaccine, Solovax, was opposed and revoked. In order to save resources, we have elected not to appeal such ruling and may elect to abandon the license with USC.

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

 As of July 29, 2008, we have 8 full-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We intend to recruit certain key executive officers, including a Chief Financial Officer and Vice President of Regulatory Affairs during 2008. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

 Certain of our officers, directors, (including Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director and Dr. Kuo, a director) scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies which might be developing competitive products to ours. None of our directors or officers is obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us.

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

 In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of the active ingredient in oral TTM and Zinthionein is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, the active ingredient of Zinthionein has been difficult to scale up at larger quantities.  As such, we can give no assurances that we will be able to scale up the manufacturing of Zinthionein.  Oral TTM is also known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay acceptance or approval of our planned NDA for oral TTM.

For manufacturing and nonclinical information, we rely upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in TRIMESTA which is currently in a phase II/III clinical trial for MS. Should Organon terminate our agreement, this might delay enrollment and commercialization plans for our TRIMESTA clinical trial program. Organon has manufactured estriol for the European and Asian market for approximately 40 years.

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

Since we have in-licensed all of our product candidates, we depend upon independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

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

 These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we depend on scientific collaborators for our TRIMESTA, Zinthionein, SOLOVAX, CORRECTA, CD4 Inhibitor, EFFIRMA oral tolerance and oral TTM development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Additionally, the clinical trials for oral TTM for the treatment of neurologic Wilson’s disease have been conducted and completed prior to us licensing this technology from the University of Michigan. Due to various patient privacy regulations and other administrative matters, we have experienced delays and/or an inability to obtain clinical trial data relating to oral TTM. As such, this delay or inability to obtain any data might result our inability to obtain regulatory approvals for oral TTM and our products. We are also dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, TRIMESTA has received a $5 million grant from the Southern Chapter of the National Multiple Sclerosis Society which funds a majority of our ongoing phase II/III clinical trial in relapsing remitting  multiple sclerosis. If we are unable to maintain these grants, we might be forced to scale back development of these product candidates. We have experienced difficulty in collecting the data or transferring these programs to corporate-sponsored INDs. Additionally, we are aware that all of our scientific collaborators may also act as advisors to our competitors.

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

 We cannot assure you that we will be able to maintain the listing standards of the American Stock Exchange. The American Stock Exchange requires companies to meet certain listing criteria including certain minimum stockholders' equity and equity prices per share. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the American Stock Exchange.

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

In the U.S., consumer willingness to choose a self-administered outpatient prescription drug over a different drug or other form of treatment often depends on the manufacturer’s success in placing the product on a health plan formulary or drug list, which results in lower out-of-pocket costs. Favorable formulary placement typically requires the product to be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. Medicare, which covers most Americans over age 65 and the disabled, has adopted a new insurance regime that will offer eligible beneficiaries limited coverage for outpatient prescription drugs effective January 1, 2006. The prescription drugs that will be covered under this insurance will be specified on a formulary published by Medicare. As part of these changes, Medicare is adopting new payment formulas for prescription drugs administered by providers, such as hospitals or physicians that are generally expected to lower reimbursement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, we issued a total of 37,603 shares of our common stock to 8 of our employees and 13,887 shares of our common stock to a consultant for services rendered. We also issued 5,421 shares of our common stock to 1 of our employees pursuant to a stock option exercise. These offering and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

In May and June 2008, we issued a total of 106,630 shares of our common stock to 2 universities for license fees and 39,370 to a university for a milestone payment. These offering and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our 2008 Annual Meeting of Stockholders held on June 3, 2008 and approved by the requisite vote of our stockholders as follows:

1.	Election of the following director nominees to serve for the following year and until his successor is elected:

	Number of Shares
Nominee	For	Withheld
Steve H. Kanzer	12,360,562	255,815
Charles L. Bisgaier	12,360,730	255,647
Jeffrey J. Kraws	12,360,882	255,495
Nicholas Stergis	12,360,748	255,629
Jeff Wolf	12,410,981	205,396
Daniel J. Dorman	12,410,915	205,462
James S. Kuo	12,410,581	205,796

2.	Approval of a grant of discretionary authority to the Board of Directors for a 24 month period to change the name of the Company or to determine not to proceed with the name change:

Number of Shares
For	Against	Abstain
12,414,170	162,863	39,344

3.
Approval of a grant of discretionary authority to the Board of Directors for a 24 month period to change the Company’s state of incorporation from Delaware to Nevada or to determine not to proceed with the reincorporation:

Number of Shares
For	Against	Abstain
9,416,844	278,169	1,252

4.	Ratification of the selection of Berman & Company, P.A. as the Company’s independent registered public accounting firm for our fiscal year ending December 31, 2008:

Number of Shares
For	Against	Abstain
12,477,525	121,049	17,803

The number of shares of our common stock eligible to vote as of the record date of  May 6, 2008 was 20,403,521 shares.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.21	License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc.
10.22	Consulting Agreement between Salvatore Albani, M.C. Ph.D. and Epitope Pharmaceuticals, Inc.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PIPEX PHARMACEUTICALS, INC.
By:   /s/ Nicholas Stergis
Nicholas Stergis
Vice Chairman & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 14, 2008