Form 10KSB/A
period 2007-12-31
PIPEX PHARMACEUTICALS, INC.
filed 2008-08-29
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A
AMENDMENT No. 1
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

PIPEX PHARMACEUTICALS, INC.

FORM 10-KSB/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-KSB/A is to include the internal control over financial reporting information in the certification of the principal executive officer and principal financial officer of Pipex Pharmaceuticals, Inc. (the “Company”), as required by Section 302 of the Sarbanes-Oxley Act of 2002, that was inadvertently omitted from the certification contained in the previously filed Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Form 10-KSB”). This certification is included as Exhibit 31.1 to this Amended Report.

There are no other changes to the Original Form 10-KSB other than those outlined above. Except as required to reflect the change noted above, this Amendment No. 1 on Form 10-KSB does not purport to provide a general update or discussion of any other developments involving the Company subsequent to the filing of the Original Form 10-KSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-KSB and the Company’s filings made with the Securities and Exchange Commission subsequent to the date of the Original Form 10-KSB.

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

.

PIPEX PHARMACEUTICALS, INC
By: /s/ Nicholas Stergis
Nicholas Stergis
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 29, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2008	By: /s/ Nicholas Stergis Nicholas Stergis Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Date: August 29, 2008	By: /s/ Steve H. Kanzer Steve H. Kanzer Chairman
Date: August 29, 2008	By: /s/ Jeffrey J. Kraws Jeffrey J. Kraws Director
Date: August 29, 2008	By: /s/ Jeffrey Wolf Jeffrey Wolf Director
Date: August 29, 2008	By: /s/ James S. Kuo James S. Kuo Director