Form 10-Q
period 2008-09-30
ADEONA PHARMACEUTICALS, INC.
filed 2008-11-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 333-139354

ADEONA PHARMACEUTICALS, INC.
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

As of November 1, 2008, the registrant had 20,838,528 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐       No    ☒

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
Assets	2008	2007
	(Unaudited)	(Audited)
Current Assets
Cash	$6,435,607	$11,492,802
Prepaid expenses	10,583	63,636
Other receivable	48,617	-
Total Current Assets	6,494,807	11,556,438

Property and Equipment, net of accumulated depreciation of $521,518 and $232,564	1,699,301	2,063,233

Deposits and other assets	11,989	13,381

Total Assets	$8,206,097	$13,633,052

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$500,648	$728,119
Accrued liabilities	176,388	59,409
Notes payable	-	900,000
Total Current Liabilities	677,036	1,687,528

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
20,838,528 and 20,433,467 shares issued and outstanding	20,839	20,433
Additional paid-in capital	44,874,712	43,001,609
Deficit accumulated during the development stage	(37,366,490)	(31,076,518)
Total Stockholders' Equity	7,529,061	11,945,524

Total Liabilities and Stockholders' Equity	$8,206,097	$13,633,052

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					For the Period from January 8, 2001
	For the three months ended September 30,		For the nine months ended September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008
Operating Expenses:
Research and development	$863,272	$1,573,610	$4,156,255	$4,069,782	$15,317,050
General and administrative	606,685	599,388	2,242,855	2,852,126	9,088,066
Total Operating Expenses	1,469,957	2,172,998	6,399,110	6,921,908	24,405,116

Loss from Operations	(1,469,957)	(2,172,998)	(6,399,110)	(6,921,908)	(24,405,116)

Other Income (Expense):
Interest income	26,688	66,041	108,503	218,298	451,892
Gain on sale of equipment	14,430	-	14,430	-	14,430
Interest expense	-	(13,985)	(13,831)	(29,270)	(66,760)
Total Other Income, net	41,118	52,056	109,102	189,028	399,562

Net Loss	$(1,428,839)	$(2,120,942)	$(6,290,008)	$(6,732,880)	$(24,005,554)

Less: Preferred stock dividend - subsidiary	-	-	-	-	(951,250)
Less: Merger dividend	-	-	-	(12,409,722)	(12,409,722)

Net Loss Applicable to Common Shareholders	$(1,428,839)	$(2,120,942)	$(6,290,008)	$(19,142,602)	$(37,366,526)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.12)	$(0.31)	$(1.12)	$(6.49)

Weighted average number of shares outstanding during the period - basic and diluted	20,715,966	17,110,581	20,587,746	17,042,690	5,759,615

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
			from January 8,
	For the nine months ended September 30,		2001 (Inception) to
	2008	2007	September 30, 2008
Cash Flows From Operating Activities:
Net loss	$(6,290,008)	$(6,732,880)	$(24,005,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	1,110,771	703,386	3,047,417
Stock-based consulting	344,169	641,926	1,505,156
Stock issued as compensation	55,385	-	55,385
Stock issued as compensation in acquisition of subsidiary	-	601,712	601,712
Contributed services - related party	73,750	275,124	349,395
Stock issued for license fee	145,000	-	533,691
Stock issued for milestone payment	50,000	-	75,000
Stock issued for consulting fee	90,042	-	90,042
Depreciation	307,466	108,642	540,030
Gain on sale of equipment	(14,430)	-	(14,430)

Changes in operating assets and liabilities:
Prepaid expenses and other	4,436	9,372	(59,200)
Deposits and other assets	1,392	(17,534)	(11,989)
Accounts payable	(135,177)	189,525	592,942
Accrued liabilities	116,979	(158,899)	179,406
Net Cash Used In Operating Activities	(4,140,225)	(4,379,626)	(16,500,997)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21,398)	(1,743,313)	(2,032,805)
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Net Cash Used In Investing Activities	(21,398)	(1,743,313)	(2,697,805)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-		3,210,338
Repayments of loans payable - related party	-		(220,000)
Proceeds from notes payable	-	1,100,000	1,100,000
Repayments of notes payable	(900,000)	(100,000)	(1,100,000)
Net proceeds from issuance of common stock for stock options exercised	4,428	-	4,428
Proceeds from issuance of preferred and common stock	-	-	1,150,590
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrants exercise	-	282,841	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	(895,572)	1,282,841	25,634,409

Net increase (decrease) in cash and cash equivalents	(5,057,195)	(4,840,098)	6,435,607

Cash and cash equivalents at beginning of period	11,492,802	12,192,426	-

Cash and cash equivalents at end of period	$6,435,607	$7,352,328	$6,435,607

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,831	$29,270	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Sale of equipment in exchange for accounts payable	$92,294	$-	$92,294
Exchange of EPI preferred stock into Adeona common stock in acquisition	$-	$12,409,722	$12,409,722
Adeona acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Nature of Operations and Basis of Presentation

(A) Description of the Business

Adeona Pharmaceuticals, Inc. (“Adeona”) is a development-stage pharmaceutical company that is developing proprietary, late-stage drug candidates for the treatment of neurologic and fibrotic diseases.

(B) Corporate Name Change

On October 16, 2008, the Company completed a corporate name change to Adeona Pharmaceuticals, Inc. from Pipex Pharmaceuticals, Inc.

(C) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management of Adeona, the interim consolidated financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

(D) Corporate Structure, Basis of Presentation and Non-Controlling Interest

The Company has seven subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”) which were previously under common control.  As of September 30, 2008, EPI, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority owned.  The combinations of these entities prior to 2006 were accounted for in a manner similar to a pooling of interests.

For financial reporting purposes, the outstanding preferred stock and common stock of the Company is that of Adeona, the legal registrant. All statements of operations, stockholders’ equity (deficit) and cash flows for each of the entities are presented as consolidated since January 8, 2001 (inception) due to the existence of common control since that date. All subsidiaries were incorporated on January 8, 2001, except for EPI, which was incorporated on December 12, 2000, Epitope which was incorporated in January of 2002, Putney which was incorporated in November of 2006 and Healthmine which was incorporated in December 2007.  All of the subsidiaries were incorporated under the laws of the State of Delaware.

For financial accounting purposes, the Company’s inception is deemed January 8, 2001. The activity of EPI for the period from December 12, 2000 to January 7, 2001 was nominal. Therefore, there is no financial information presented for this period.

Adeona Pharmaceuticals, Inc. and Subsidiaries
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

(E) Reverse Stock Split

In January 2007, and effective on April 25, 2007, the Company’s Board of Directors approved a 3 for 1 reverse stock split of all outstanding common stock, stock options and stock warrants of Adeona. All share and per share amounts have been retroactively restated to reflect this reverse stock split.

 (F) Reverse Acquisition and Recapitalization

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

See Note 2(H) as it pertains to the retroactive effect of the share and per share amounts pursuant to the reverse acquisition and recapitalization discussed in this Note 1(F).

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

  (G) Contribution Agreements — Consolidation of Entities under Common Control

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

In the consolidated financial statements, each of these transactions described in Note 1F, was analogous to a recapitalization with no net change to equity since the entities were under common control at the date of the transaction.

4. Adeona’s Acquisition of EPI, Share Issuances and Paid-in Kind Merger Dividend

On January 5, 2007, EPI merged with and into a wholly owned subsidiary of Adeona, Effective Acquisition Corp. In the transaction, Adeona issued an aggregate 795,248 shares of common stock having a fair value of $15,865,198 based upon the quoted closing trading price of $19.95 per share. As consideration for the share issuance, EPI exchanged 1,902,501 shares of Series B Convertible Preferred stock and 75,000 shares of common stock into 765,087 and 30,161, shares of Adeona common stock, respectively.

See additional discussion below for the issuance of the 765,087 shares, the Company recorded a paid-in kind/merger dividend.

In connection with the issuance of the 30,161 shares, the Company recorded additional compensation expense of $601,712 as the stock was issued to an officer and director of the Company.

During 2006, EPI declared a 10% and 30% preferred stock dividend, respectively, on its outstanding Series B, convertible preferred stock.  During 2005, EPI declared a 10% preferred stock dividend on its outstanding Series B, convertible preferred stock.  In total, 951,250 shares of additional Series B, convertible preferred stock were issued to the holders of record at the declaration date.  These 951,250 shares of outstanding Series B preferred stock dividend were cancelled and retired and were not contemplated in the exchange with Adeona. EPI also cancelled and retired all of the issued and outstanding 3,000,000 shares of Series A Convertible Preferred stock as well as 750,000 shares of common stock

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In connection with this exchange and pursuant to Securities and Exchange Commission Regulation S-X, Rule 11-01(d) and EITF 98-3, “Determining whether a Non-Monetary Transaction involves the receipt of Productive Assets or of a Business” EPI was classified as a development stage company and thus was not considered a business. As a result, SFAS No. 141 purchase accounting rules did not apply. Additionally, the Company applied the provisions of EITF 86-32, “Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock” and has determined that even though the preferred stock of EPI was not mandatorily redeemable, this transaction is analogous to a capital transaction, and there would be no resulting gain or loss.

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

As part of the acquisition of EPI, the Company granted an aggregate 68,858 warrants and 34,685 options for the outstanding warrants and options held by the EPI warrant and option holders. These new warrants and options will continue to vest according to their original terms. Pursuant to SFAS No. 123R and fair value accounting, the Company treated the exchange as a modification of an award of equity instruments. As such, incremental compensation cost was measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. In substance, Adeona repurchased the EPI instruments by issuing a new instrument of greater value.

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

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

(A) Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $37,366,490 at September 30, 2008.

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

(D) Cash and Cash Equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2008, the balance exceeded the federally insured limit by $6,271,207.

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

On September 19, 2008, the Company transferred certain manufacturing equipment with a net book value of $77,710 and $30,000 in cash to settle an account payable totaling $122,140.  This transaction resulted in a gain on the sale in the amount of $14,430 that is included in the accompanying Consolidated Statements of Operations.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and nine month periods ended September 30, 2008 and September 30, 2007 and for the period from January 8, 2001 (inception) to September 30, 2008.

(G) Derivative Liabilities

In connection with the reverse acquisition, all outstanding convertible preferred stock of Adeona was cancelled and retired, as such, the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” do not apply. The Company’s majority owned subsidiaries also contain issued convertible preferred stock; however, none of these instruments currently contains any provisions that require the recording of a derivative liability. In connection with the acquisition of EPI on January 5, 2007 (See Note 1(G)(4), all issued and outstanding shares of Series A and B, convertible preferred stock were cancelled and retired. As such, no potential derivative liabilities will exist pertaining to these instruments.

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents. Since the Company reported a net loss for the three and nine month periods ended September 30, 2008 and September 30, 2007 and for the period from January 8, 2001 (inception) to September 30, 2008, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three and nine month periods ended September 30, 2008 and 2007 and for the period from January 8, 2001 (inception) to September 30, 2008 was computed assuming the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the three and nine month periods ended September 30, 2008 and 2007 and the period from January 8, 2001 (inception) to September 30, 2008, in connection with the acquisition of EPI (See Note 1(G)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

 (J) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including other receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Adeona Pharmaceuticals, Inc. and Subsidiaries
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

(M) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Adeona Pharmaceuticals, Inc. and Subsidiaries
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have a significant effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Notes Payable

During 2007, the Company borrowed $1,100,000 and repaid $200,000 under notes payable.  These notes were secured by all assets of the Company as well as the stock certificates of Pipex Therapeutics, EPI, Solovax and CD4; the notes bore interest of prime plus 2% and were due March 30, 2010.  On March 6, 2008, all of the outstanding principal and accrued interest was repaid.

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

On January 15, 2001, Pipex Therapeutics issued 5,421,554 shares of Series A Convertible Preferred Stock to a founder serving as Chairman of the Board of Pipex in exchange for $300,000 ($0.055 per share). On October 31, 2006, pursuant to the reverse acquisition with Sheffield, these shares were cancelled and retired.

On January 31, 2001, Solovax issued 1,000,000 shares of Series A Convertible Preferred Stock to the Founder of Solovax in exchange for $300,000 ($0.30 per share).

On February 7, 2001, CD4 issued 1,000,000 shares of Series A Convertible Preferred Stock, to an affiliate of a founder in exchange for $300,000 ($0.30 per share).

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

On January 5, 2007, pursuant to the acquisition of EPI, the shares of Series B Convertible Preferred Stock were converted into 765,087 shares of Adeona common stock and the warrants were converted into 68,858 warrants of Adeona. (See Note 1(E)(4))

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(B) Common Stock Issuances of Issuer

For the Year Ended 2006

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

For the Year Ended 2007

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

For the Year Ended 2008

In January, April and August of 2008, the Company issued 37,948 shares of common stock in connection with the exercise of stock options for net proceeds of $4,428.  The related exercise prices were $0.09 and $0.18 per share.

In March and April of 2008, the Company issued 61,392 shares of common stock having a fair value of $55,385 ($0.90 per share) based on the quoted closing trading prices for payment of salaries to employees.

In April and September 2008, the Company issued 127,845 shares of common stock having a fair value of $90,042 ($0.70 per share) based on the quoted closing trading price for consulting fees.

In May, June, August and September of 2008, the Company issued an aggregate 138,505 shares of common stock having a fair value of $145,000 ($1.05 per share) based on the quoted closing trading prices for license fees.

In June 2008, the Company issued 39,370 shares of common stock having a fair value of $50,000 ($1.27 per share) based on the quoted closing trading price for a milestone payment.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(C) Common Stock Issuances of Subsidiaries

During the period from January 8, 2001 (inception) to September 30, 2008, the Company’s majority owned subsidiaries; CD4, Solovax, EPI and Epitope issued 419,000, 419,000, 825,000 and 125,000 shares of common stock, respectively, for an aggregate $1,788. Of the 825,000 shares of common stock issued by EPI, 75,000 were converted into 30,161 common shares of Adeona and the remaining 750,000 shares were cancelled and retired for no additional consideration in the acquisition of EPI on January 5, 2007.

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2008, there are 1,229,987 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of September 30, 2008, there are 1,459,108 options issued and outstanding under the 2007 Stock Plan.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has followed fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Exercise price	$0.72	$4.64 - $6.80	$0.72 - $5.10	$0.09 - $22.50
Expected dividends	0%	0%	0%	0%
Expected volatility	225%	196.06% – 197.04%	201.11% – 225%	103.29% - 200%
Risk fee interest rate	3.95%	4.79% – 5.16%	3.52% – 4.02%	4.18% - 5.16%
Expected life of option	10 years	5 - 10 years	10 years	5 - 10 years

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

All option grants are expensed in the appropriate period based upon vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three and nine months ended September 30, 2008 and 2007 and the period from inception to September 30, 2008 with respect to stock option awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception to September 30, 2008
	2008	2007	2008	2007
Research and development:
employees	$102,556	$13,797	$768,846	$255,846	$2,234,728
non-employees	21,071	-	313,319	145,783	519,062
General and administrative:
employees	137,902	44,098	341,926	172,431	1,396,079
non-employees	-	-	30,850	293,599	969,625

Total	$261,529	$57,895	$1,454,941	$867,659	$5,119,494

Pursuant to FAS 123R, the Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows: immediate vesting, half vesting immediately and the remainder over three years, quarterly over three years, annually over three years, one-third immediate vesting and remaining annually over two years, one half immediate vesting with remaining vesting over six months and one quarter immediate vesting with the remaining over three years.
A summary of stock option activity for Adeona for the nine months ended September 30, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,613,855	$1.45
Granted	700,176	$6.21
Exercised	—	$—
Forfeited	(16,667)	$15.75

Balance at December 31, 2007	2,297,364	$2.72
Granted	1,105,667	$1.03
Exercised	(37,948)	$0.12
Forfeited	(675,988)	$5.01

Balance at September 30, 2008 (unaudited)	2,689,095	$1.49

The weighted average remaining contractual term for options outstanding at September 30, 2008 was 7.93 years. At September 30, 2008, the Company had 550,780 stock options outstanding that had an exercise price less than the market price on that date for an aggregate intrinsic value of $267,490.  Of the total options granted, 1,835,607 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.61.

Of the total 2,689,095 options outstanding, 1,374,830 options are held by related parties of which 665,413 are fully vested, exercisable and non-forfeitable.

Adeona Pharmaceuticals, Inc. and Subsidiaries
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

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for Adeona for the nine months ended September 30, 2008 (unaudited) and for the year ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance as December 31, 2006	5,242,407	$2.22
Granted	437,981	$5.63
Exercised	(3,401,972)	$2.22
Forfeited	—

Balance at December 31, 2007	2,278,416	$2.22
Granted	8,333	$3.75
Exercised	—
Forfeited	—

Balance as September 30, 2008 (unaudited)	2,286,749	$2.88

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life

$2.22	1,840,435	4.07 Years
$3.30	68,858	6.67 Years
$3.75	50,000	7.38 Years
$6.36	327,456	4.11 Years

	2,286,749	5.49 Years

 (F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable, with an exercise price of $0.20 and a remaining contractual life of 2.23 years as of September 30, 2008.

Epitope has 50,000 options outstanding and none exercisable, with an exercise price of $.001 and a remaining contractual life of 9.75 years as of September 30, 2008.  These options vest annually over 5 years and have a fair value of $50 which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

(G) Non-Controlling Interest

Since the Company’s majority owned subsidiaries have never been profitable and present negative equity, there has been no establishment of a positive non-controlling interest. Since this value cannot be presented as a deficit balance, the accompanying consolidated balance sheet does not reflect any notation.

Adeona Pharmaceuticals, Inc. and Subsidiaries
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

In connection with these agreements, the Company may be obligated to make future milestone payments up to an amount of $19,425,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. As of September 30, 2008, the Company has achieved two milestones which the Company fulfilled by issuing common stock having a fair value of $75,000. See Note (4(B)).  The Company can give no assurances that any other milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

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

 (C) Consulting Agreement

In August 2005, Adeona entered into an agreement with an individual to provide consulting services for the Company’s research and development. The consultant was paid $25,000 upon the execution of the agreement. The consultant will receive annual consulting fees of $120,000 for each of the next three years. The consultant also received 216,847 options having a fair value $59,960 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 1.81% and an expected life of 10 years.  On March 24, 2008, the Company granted the individual an additional 216,667 options having a fair value of $437,667 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 221%, risk free interest rate of 3.56% and an expected life of 10 years.  On September 16, 2008 this agreement was amended whereby the consultant will receive an hourly consulting rate of $300 per hour for a minimum of 10 hours per month, payable in either cash or restricted common stock rather than a quarterly fee of $30,000 effective October 1, 2008.

On February 15, 2007, the Company executed an agreement with a third party to provide certain services. Pursuant to the terms of the agreement, the Company will pay $9,000 per month for a period of twelve months and grant 100,000 stock warrants with a cashless exercise provision. These warrants vest upon various milestones as well as over the life of the contract.

 (D) Employment Agreements

In January 2005, the Company entered into a four-year employment agreement with the Company’s Chairman and Chief Executive Officer. Pursuant to this agreement, Adeona will pay an annual base salary of $297,000, an annual bonus equal to 30% of base salary and a ten-year option to acquire 271,058 shares of common stock at the completion of the Company’s private placement that occurred on October 31, 2006. As of June 30, 2008, 180,705 options have vested, with the remainder vesting on October 31, 2008. The fair value of the options totaled $544,827 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 4.61% and an expected life of 10 years. On July 20, 2007, the Board of Directors approved an amended and restated employment agreement with the Chief Executive Officer. The amended employment agreement provides that the Chief Executive Officer is to be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000. The Chief Executive Officer may also be entitled to discretionary transactional bonuses. In addition, the amended agreement provides that the Chief Executive Officer has waived the receipt of any salary and bonus payable under the original agreement, which amounts to $275,645, for no additional consideration. This amount was treated as a capital contribution to the Company in September 2007.  On July 1, 2008, the Chief Executive Officer resigned his position with the Company but remains as Chairman and will continue to receive compensation under this employment agreement.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company entered into an employment agreement with its President on May 24, 2006. Pursuant to this agreement, Adeona will pay an annual base salary of $295,000 and a guaranteed bonus of one-third of base salary. Adeona has also granted a ten-year option to purchase 664,252 shares of common stock, of which 332,126 have vested as of December 31, 2007. The remainder of these options will vest quarterly over a three-year period. In the event of a termination, the Company will provide six-month severance, payable over a six-month period.  On March 5, 2008, the Company’s President has agreed to work for no cash compensation until May 17, 2008 at which time his compensation will be at the discretion of the compensation committee.  The President will be eligible to receive a contingent bonus in the event that the Company is acquired or the stock price retraces or exceeds to the level of the share price on January 28, 2008. Additionally, the President agreed to eliminate severance provisions of his agreement.  The Company has recorded contributed services from a related party totaling $73,750 during 2008.  On July 1, 2008 the President resigned his position with the Company.

On October 10, 2007, the Company entered into a three-year employment agreement with its Chief Scientific Officer. The Company paid the Chief Scientific Officer a $7,500 signing bonus and a base salary of $205,000 per year. The agreement also provided that the Chief Scientific Officer was eligible for cash and non-cash bonuses at the end of each of the Company’s fiscal years during the term of the agreement at the discretion of the Company’s compensation committee as well as additional commission-based cash and stock bonuses during each fiscal year based on significant revenue-generating, out-licensing and merger and acquisition transactions initiated and completed by the Chief Scientific Officer, again at the discretion of the compensation committee. Pursuant to the agreement, the Company granted a ten-year option to purchase 150,000 shares of the Company’s common stock of which none are outstanding as of September 30, 2008.  This agreement was terminated on March 7, 2008.

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

Overview

Since our inception during January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical products, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date and we will not have any product sales until and unless we receive approval from the FDA or receive approval from equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Our major sources of working capital have been proceeds from equity financings from our Chairman and various private financings, primarily involving private sales of our common stock and other equity securities.

Our company’s current corporate structure resulted from the October 2006 merger of a newly-created wholly owned subsidiary of Sheffield Pharmaceuticals, Inc. (“Sheffield”), a Delaware corporation incorporated in September 1993, and Pipex Therapeutics, Inc., a Delaware corporation (“Pipex Therapeutics”). In connection with that transaction, a wholly owned subsidiary of Sheffield merged with and into Pipex Therapeutics, with Pipex Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Sheffield. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc. (“Pipex”) and on October 16, 2008 the Company changed its name to Adeona Pharmaceuticals, Inc. (“Adeona”). In exchange for their shares of capital stock in Pipex Therapeutics, the former stockholders of Pipex Therapeutics received shares of capital stock of Sheffield representing approximately 98 percent of the outstanding equity of Sheffield on a primary diluted basis after giving effect to the transaction, with Sheffield assuming Pipex’s outstanding options and warrants. In addition, the board of directors of Sheffield was reconstituted shortly following the effective time of the transaction such that the directors of Sheffield were replaced by our current directors, all of whom were previously directors of Pipex Therapeutics. Further, upon the effective time of the merger, the business of Sheffield was abandoned and the business plan of Pipex Therapeutics was adopted. The transaction was therefore accounted for as a reverse acquisition with Pipex Therapeutics as the acquiring party and Sheffield as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Pipex Therapeutics, unless the context indicates otherwise.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007.

Research and Development Expenses. For the three months ended September 30, 2008, research and development expense was $863,272 as compared to $1,573,610 for the three months ended September 30, 2007. The decrease of $710,338 is due primarily to a decrease of  approximately $575,000 associated with payments related the development of our licensed clinical drug candidates, a decrease in salaries and related taxes of approximately $198,000 and a decrease in allocated overhead expenses of approximately $16,000, offset by an increase of approximately $80,000 in stock based compensation charges. .

General and Administrative Expenses. For the three months ended September 30, 2008, general and administrative expense was $606,685 as compared to $599,388 for the three months ended September 30, 2007. The increase of $7,297 is due primarily to an increase in stock based compensation charge of approximately $93,000, an increase in salaries and payroll taxes of approximately $2,000, offset by a decrease in professional fees of approximately $59,000 and an decrease in allocated overhead of approximately $28,000.

Other Income (Expense), net. For the three months ended September 30, 2008, other income-net was $41,118 compared to $52,056 for the three months ended September 30, 2007. For the three months ended September 30, 2008, interest income was $26,688 as compared to $66,041 for the three months ended September 30, 2007. Interest income was lower for the period in 2008 as compared to the same period in 2007 due to lower interest rates and lower levels of cash in interest bearing accounts. For the three months ended September 30, 2008, other income was $14,430 as compared to $0 for the three months ended September 30, 2007.  Other income for the quarter in 2008 relates to a gain on the sale of equipment.  For the three months ended September 30, 2008, interest expense was $0 as compared to $13,985 for the three months ended September 30, 2007. Interest expense for the period in 2007 relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the three months ended September 30, 2008, was $1,428,839 as compared to $2,120,942 for the three months ended September 30, 2007. This decrease in net loss of $692,103 is attributable primarily to a decrease in research and development expense of $710,338, offset by an increase in general and administrative expenses of $7,297 and a decrease in other income-net of $10,938 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the three months ended September 30, 2008, was $1,428,839 as compared to $2,120,942 for the three months ended September 30, 2007. This decrease in net loss applicable to common shareholders of $692,103 is attributable primarily to a decrease in research and development expense of $710,338, offset by an increase in general and administrative expenses of $7,297 and a decrease in other income-net of $10,938 as discussed above.

Nine Months Ended September 30, 2008 and 2007.

Research and Development Expenses. For the nine months ended September 30, 2008, research and development expense was $4,156,255 as compared to $4,069,782 for the nine months ended September 30, 2007. The increase of $86,473 is due primarily to an increase in stock based compensation charges of approximately $242,000 and an increase of allocated overhead of approximately $111,000 offset by a decrease of approximately $254,000 in salaries and payroll taxes and a decrease of  approximately $13,000 associated with payments related to the development of our licensed clinical drug candidates.

General and Administrative Expenses. For the nine months ended September 30, 2008, general and administrative expense was $2,242,855 as compared to $2,852,126 for the nine months ended September 30, 2007. The decrease of $609,271 is due primarily to a decrease in stock based compensation charge of approximately $734,000, a decrease in professional fees of $122,000, offset by an increase in salaries and payroll taxes of approximately $175,000 and an increase in allocated overhead expenses of $71,000.

Other Income (Expense), net. For the nine months ended September 30, 2008, other income-net was $109,102 compared to $189,028 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, interest income was $108,503 as compared to $218,298 for the nine months ended September 30, 2007. Interest income was lower for the period in 2008 as compared to the same period in 2007, due to lower interest rates and lower levels of cash in interest bearing accounts.  For the nine months ended September 30, 2008, other income was $14,430 as compared to $0 for the nine months ended September 30, 2007.  Other income for the period in 2008 relates to a gain on the sale of equipment. For the nine months ended September 30, 2008, interest expense was $13,831 as compared to $29,270 for the nine months ended September 30, 2007. Interest expense for both periods relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the nine months ended September 30, 2008, was $6,290,008 as compared to $6,732,880 for the nine months ended September 30, 2007. This decrease in net loss is attributable primarily to a decrease in general and administrative expenses of $609,271, offset by an increase in research and development expenses of $86,473 and a decrease in other income-net of $79,926 as discussed above.

Net Loss Applicable to Common Shareholders. The net loss applicable to common shareholders for the nine months ended September 30, 2007 includes a non-cash charge of $12,409,722 related to the acquisition of Effective Pharmaceuticals, Inc (“EPI”). The total of the non-cash charge was reflected through equal and offsetting adjustments to additional paid-in-capital with no net impact on stockholders’ equity. These amounts were considered in the determination of the Company’s loss per common share amounts for the nine months ended September 30, 2007 and for the period from January 8, 2001 (inception) to September 30, 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we had a net decrease in cash of $5,057,195. Total cash resources as of September 30, 2008 was $6,435,607. During the nine months ended September 30, 2008 and 2007, net cash used in operating activities was $4,140,225 and $4,379,626 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities was $21,398 for the nine months ended September 30, 2008 compared to $1,743,313 net cash used in investing activities for the nine months ended September 30, 2007.  The net cash used in investing activities for the nine months ended September 30, 2008 resulted from the purchase of property and equipment in the amount of $21,398.  The net cash used in investing activities for the nine months ended September 30, 2007 resulted from $1,743,313 for the purchase of property and equipment.

Net cash used in financing activities was $895,572 for the nine months ended September 30, 2008 compared to $1,282,841 of net cash provided by financing activities for the nine months ended September 30, 2007. The net cash used in financing activities for the nine months ended September 30, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $4,428 from the issuance of common stock.  The net cash proceeds from financing activities for the nine months ended September 30, 2007 resulted from proceeds from a note payable in the amount of $1,100,000, proceeds from the sale of common stock in connection with warrant exercise in the amount of $282,841 offset by repayments of a note payable in the amount of $100,000.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as license fees from a potential corporate partner, equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $37,366,490 through September 30, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12 months.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2008 through 2012 as of September 30, 2008.

	Year
Agreements	2008	2009	2010	2011	2012	Total

License Agreements	$35,000	$122,000	$150,000	$150,000	$175,000	$632,000
Lease Agreements	$35,344	$145,733	$150,152	$25,148	0	$356,377
Consulting Agreements	$15,000	$43,332	$30,000	0	0	$88,332

Total	$85,344	$311,065	$330,152	$175,148	$175,000	$1,076,709

Product Candidates

TRIMESTA TM (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase IIb clinical trial using TRIMESTA TM for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase IIb clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTA TM in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTA TM has been primary financed by grants from the NIH and various non-profit foundations. Through September 30, 2008, we have incurred approximately $653,000 of costs related to our development of TRIMESTA TM of which approximately $49,500, $185,500 and $194,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $224,000 was incurred during the first three quarters of  2008.

Oral dnaJP1

In June 2008, we acquired Oral dnaJP1, an oral, candidate for the treatment of rheumatoid arthritis (RA) which has completed a 160 patient, multi-center, double-blind, randomized, placebo-controlled Phase II clinical trial for the treatment of RA. Rheumatoid arthritis is an autoimmune disease which affects approximately 20 million people worldwide.  Oral dnaJP1 is a epitope specific immunotherapy for RA patients. Oral dnaJP1 is a heat shock protein (hsp)-derived peptide which was previously identified as a contributor of T cell mediated inflammation in RA. Immune responses to hsp are often found at sites of inflammation and have an initially amplifying effect that needs to be downregulated to prevent tissue damage. The mechanisms for this regulation involve T cells with regulatory function that are specific for hsp-derived antigens. This regulatory function is one of the key components of a "molecular dimmer" whose physiologic function is to modulate inflammation independently from its trigger. This function is impaired in autoimmunity and could be restored for therapeutic purposes. Through September 30, 2008, we have incurred approximately $95,000 of costs related to our development of Oral dnaJP1.

Zinthionein TM (oral zinc-monocysteine complex)

We plan to initially develop Zinthionein TM as an oral treatment for dry age-related macular degeneration (“dry AMD”). Zinthionein has completed a six month double blind randomized placebo controlled trial in 80 dry AMD patients with statistically significant improvements in visual acuity, contrast sensitivity and photorecovery times. During July 2008, we announced detailed results following the publication of the study results in a peer-reviewed ophthalmic journal. Through September 30, 2008, we have incurred approximately $345,000 of costs related to our development of Zinthionein of which $154,000 was incurred during 2007 and $191,000 was incurred in 2008.

EFFIRMA TM (oral flupirtine)

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with EFFIRMA in fibromyalgia patients.  We plan to fund this double-blind placebo controlled phase II clinical study which is designed to enroll up to 90 patients with fibromyalgia.  Through September 30, 2008, we have incurred approximately $104,000 of costs related to our development of EFFIRMA TM , of which $85,000 was incurred during 2007 and $19,000 was incurred during 2008.

Freebound TM (metals diagnostic device)

We are developing a proprietary diagnostic device, Freebound TM capable of measuring levels of free and bound metals in biological samples. Altered metal dyshomeostasis, in a particular copper, is associated with major disease indications, such as Alzheimer’s disease.  Through September 30, 2008, we have incurred approximately $56,000 of costs related to our development of Freebound TM, of which $38,000 was incurred during 2008.

Oral TTM (oral tetrathiomolybate)

Through September 30, 2008, we have incurred approximately $3,598,000 of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000 and $1,676,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and approximately $711,000 was incurred for the nine months ended September 30, 2008.

We are seeking potential U.S. and international corporate partners for the further development of Oral TTM for Wilson's Disease, idiopathic pulmonary fibrosis (IPF), Alzheimer’s disease and Huntington’s Disease.

Anti-CD4 802-2

Through September 30, 2008, we have incurred $1,463,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000 and $121,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006 and 2007 respectively and approximately $80,000 has been incurred in 2008.

CORRECTA TM (clotrimazole emema)

In November 2008, we provided Children's Hospital Boston notice of termination of the license agreement.

Through September 30, 2008, and prior to our termination of this agreement, we have incurred approximately $359,000 of costs related to our development of CORRECTA TM of which approximately $103,000, $107,000 and $36,000 was incurred in fiscal years 2005, 2006 and 2007, respectively, and $113,000 has been incurred during 2008.

Solovax TM   (multivalent T-cell vaccine for MS)

In November 2008, we provided University of Southern California notice of termination of the license agreement.

Through September 30, 2008, and prior to our termination of this agreement, we have incurred approximately $814,000 of costs related to our development of SOLOVAX of which $107,000, $158,000, $164,000, $163,000, $67,000, $21,000 and $8,000 was incurred in fiscal 2001, 2002, 2003, 2004, 2005, 2006 and 2007, respectively, and $126,000 has been incurred  during 2008.

Based on our current capital expenditures, we believe we currently have sufficient capital to fund development activities of TRIMESTA TM , Oral dnaJP1, Zinthionein, EFFIRMA TM , Freebound TM, oral TTM and anti-CD4 802-2, through November 2009. However, if our business does not generate any cash flow through corporate partnering transactions, we will need to raise additional capital to continue development of the product beyond 2009. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of September 30, 2008, we have expended approximately $22.4 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

On February 26, 2008, we completed a Type A meeting with the FDA to discuss the deficiencies raised in the RTF letter. Based on this meeting with the FDA, we believe we reached an understanding with the FDA on a course of action to resolve all of the filing issues raised in the RTF letter. Nevertheless, the FDA raised concerns regarding the adequacy of the evidence of clinical efficacy, safety, study quality, data collection and overall risk/benefit profile of oral TTM for neurologic Wilson's disease as represented by the two completed clinical trials of oral TTM for neurologic Wilson's disease that formed the basis of the NDA. Even if we are successful in preparing and filing a revised NDA, we cannot provide any assurances that a newly filed NDA will be accepted for filing or that upon review of the NDA by the FDA, we will be successful in overcoming such FDA concerns and that oral TTM for initially presenting neurologic Wilson's disease will be approved by the FDA. The clinical trials for oral TTM which formed the basis of the NDA filing were conducted over a period of 18 years from 1988 to 2005 prior to entering into our license agreement for oral TTM and were conducted under an investigator initiated IND by our scientific advisor and consultant, Dr. George Brewer under grant support from various non-profit foundations and governmental agencies including the FDA’s Orphan Products Group. In the event that we are able to prepare, file and obtain FDA acceptance of a new NDA filing for oral TTM, we cannot provide any assurances that after the FDA reviews our new submission, that the new NDA submission will overcome the FDA's concerns raised in the RTF letter sufficient for approval of oral TTM or that the FDA will not upon further review raise additional concerns regarding manufacturing, clinical, or nonclinical which may impact the potential approvability of oral TTM for the treatment of neurologic Wilson’s disease.

We are seeking potential business development corporate partners and potential licensees that may support the further development of oral TTM for Wilson's disease and other indications. In order to consider an enhanced resubmitted NDA filing for oral TTM for the treatment of neurologic Wilson’s disease, at the February 26, 2008 Type A meeting we discussed with the FDA that we may intend to schedule a Type B meeting with the FDA to discuss potential next steps if any for the development of oral TTM.  Should a Type B meeting be requested by us and be scheduled, we intend to present potential, available pharmacokinetic and pharmacodynamic data (such as and including oral TTM's effects on lowering serum free copper levels in patients) from various clinical trials as well as a summarization of the data from the previously completed clinical trials with oral TTM for neurologic Wilson’s disease. The feedback from this Type B meeting with the FDA will determine the timing of future clinical trials of oral TTM for this indication and may result in us discontinuing the development of oral TTM. Additionally, depending on the analysis of additional data, the FDA may request a separate pharmacokinetic study or additional clinical studies.  As of the date of this filing, we have not scheduled a type B meeting with the FDA for oral TTM in Wilson’s disease.

On March 17, 2008, Dr. George Brewer informed us that pursuant to a teleconference between Dr. Brewer and the FDA of the same date, Dr. Brewer's physician sponsored investigational new drug application (IND) for oral tetrathiomolybdate for Wilson's disease had been placed on clinical hold pending the potential resolution, if any, of  items described in the RTF. The IND that is the subject of the clinical hold includes an active dose optimization comparator protocol of oral tetrathiomolybdate that to date has enrolled and treated approximately 40 neurologically presenting Wilson's disease patients the data from which we intend to collect, analyze and present to the FDA at a Type B meeting to be requested to discuss a potential revised New Drug Application submission. We cannot provide any assurance that Dr. Brewer will be successful in lifting the clinical hold imposed by the FDA, that we will be successful in preparing and filing a revised NDA, that any such newly filed NDA will be accepted for filing or that upon review of any such NDA by the FDA, we will be successful in overcoming the concerns raised by the FDA and that oral tetrathiomolybdate for initially presenting neurologic Wilson's disease will be approved by the FDA. Based upon receipt of a written clinical hold letter communicated to Dr. Brewer from the FDA and forwarded to us on March 26, 2008, the FDA detailed its issues and concerns that are required to be addressed in order to lift the clinical hold, including chemistry, manufacturing and control (CMC) issues concerning the identity, strength and purity of oral TTM. We presently intend to assist Dr. Brewer in resolving the CMC issues raised by the FDA and do not presently intend to initiate patient dosing in our Italian clinical trial of oral TTM for Alzheimer's disease until such issues are resolved to the satisfaction of the FDA. We cannot provide any assurance that we will be successful in overcoming such CMC issues to the satisfaction of the FDA. Our license agreement with the University of Michigan required that we initiate patient dosing for an additional clinical trial of oral TTM on or before August 5, 2008. Given our determination to withhold patient dosing of our Italian Alzheimer's disease trial until the CMC issues raised by the FDA are satisfied, during September 2008 we renegotiated  and amended this provision of the license agreement with the University of Michigan. The written clinical hold letter also provided feedback not related to the clinical hold per se including the reference that the clinical endpoints, design and conduct of the dose comparator clinical study that has enrolled 40 patients to date will most likely not be sufficient for a NDA of oral TTM for neurologic Wilson's disease. Based on this communication, we may request a Type B meeting with the FDA with potential corporate partners, if any, in attendance to discuss next steps for oral TTM development in neurologic Wilson's disease. Given the issues raised by the FDA in its RTF letter of January 28, 2008 as well as the FDA's written clinical hold letter to Dr. George Brewer forwarded to us on March 26, 2008, at the present time it appears that the FDA will not deem the three existing clinical trials of oral TTM to be sufficient for a New Drug Application of oral TTM for initially presenting neurologic Wilson's disease. Given the limited number of patients afflicted by this disease, an additional clinical trial of oral TTM for this indication will necessarily take a substantial amount of time and resources to plan, enroll and complete. The design of such further study is also uncertain given that existing drugs approved for Wilson's disease appear to be contraindicated for initially presenting neurologic Wilson's disease or too slow acting for this critically ill patient population. Should we elect to abandon our efforts to seek U.S. and/or European approval of oral TTM for neurologically presenting Wilson's disease we will most likely not have sufficient resources to pursue all of the additional indications for oral TTM that are the subject of our research and development, including, idiopathic pulmonary fibrosis, Alzheimer's disease, primary biliary cirrhosis and Huntington's disease. If we are are unable to identify interested corporate partners for oral TTM, we may elect to abandon our efforts to develop oral TTM for any or all of these indications, including, Wilson's disease.

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

In addition to our own patent applications, we also currently rely on an exclusive worldwide license agreement with the University of Michigan relating to various uses of oral TTM. We also have an exclusive license agreement with the McLean Hospital relating to the use of EFFIRMA to  treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our CD4 inhibitor program; an exclusive  license agreement with the Regents of the University of California relating to our TRIMESTA technology; an exclusive license to our oral immunotherapeutic tolerance program, named dnaJP1 from UCSD and an exclusive license agreement with Dr. Newsome and Mr. Tate relating to our Zinthionein program. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system and autoimmune diseases include: Pfizer, Inc., Rigil Pharmaceuticals, Incyte Pharmaceuticals, Chelsea Therapeutics International, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Alcon, Inc., Shire Pharmaceuticals, Plc., Schering-Plough, Organon NV, Merck & Co., Eli  Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc.,  Merch-Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Genentech, Neurotech, Amgen, Inc., Centocor/Johnson and Johnson, UCB Group, Abbott, Wyeth, OM Pharma, Cel-Sci Pharmaceuticals, Novartis, Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc.  Fibrogen, Inc., Active Biotech, CNSBio, Pty., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals,  Inc., Alcon, Inc., Bausch and Lomb, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being  developed to treat dry AMD, autoimmune inflammatory, rheumatoid arthritis, psoriasis, Fibromyalgia, MS, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and  advanced clinical trials, such as zinc based combinations, Syk inhibitors, Jak inhibitors, connective tissue growth factors (CTGF), FTY-720, Laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Rituxan, Enbrel, Cimzia, Humira, Remicade, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our TRIMESTA, Zinthionein, dnaJP1, CD4 inhibitors, EFFIRMA, CORRECTA and oral TTM technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

Competitors could develop and gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for oral TTM, EFFIRMA, Solovax and TRIMESTA, others may obtain approvals for other uses of these products which are not covered by our issued or pending patents. For example, the active ingredients in both EFFIRMA and TRIMESTA have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop EFFIRMA or TRIMESTA or their respective active ingredient(s) for other  uses in the US or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain EFFIRMA or TRIMESTA in various formulations or delivery systems that might adversely affect our ability to develop and market these products in the US.  We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of EFFIRMA, oral TTM and TRIMESTA for different applications that what we are developing.  Should a competitor obtain FDA approval for their product for any indication prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years.  We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

 If the FDA approves other products containing our active ingredients to treat indications other than those covered by our issued or pending patent applications, physicians may elect to prescribe a competitor’s products to treat the  diseases for which we are developing—this is commonly referred to as “off-label” use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians as to which source it should use for these products they prescribe to their patients. Consequently, we might be limited in our ability to prevent off-label use of a competitor’s product to treat the diseases we are developing, even if we have  issued patents for that indication. If we are not able to obtain and enforce these patents, a competitor could use our products for a treatment or use not covered by any of our patents.  We cannot provide any assurances that a competitor will not obtain FDA approval for a product that contains the same active ingredients as our products.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our CD4 inhibitor, oral dnaJP1 and Zinthionein program, we do not have composition of matter patents for TRIMESTA, EFFIRMA, Solovax, oral TTM or their respective active ingredients estriol, flupirtine, and tetrathiomolybdate.  We also expect to rely on patent protection from an issued U.S. Patent for the use of oral TTM and related compounds to treat inflammatory and fibrotic diseases (U.S. Patent No 6,855,340). These patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for oral TTM. We rely on issued patent and pending patent applications for use of TRIMESTA to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have exclusively licensed issued U.S. Patent No. 5,773,570, 6,153,200, 6,946,132, 6,989,146, 7,094,597, 7,301,005, including foreign equivalents  along with several patent applications which cover dnaJP1 and its uses, We have also exclusively licensed an issued patent for the treatment of fibromyalgia with EFFIRMA TM.

Our Zinthionein product candidate is exclusively licensed from its inventors, David A. Newsome, M.D. and David Tate, Jr.  Zinthionein is the subject of two issued U.S. patents, 7,164,035 and 6,586,611 and pending U.S. patent application ser. no. 11/621,380 which cover composition of matter claims.In our annual Form 10-KSB for the year ending December 31, 2007 filed March 31, 2008 (page 23), we described our receipt in March 2008 (and potential impact on claim 1 of our exclusively licensed issued U.S. patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the U.S. patent examiner during our prosecution of the pending divisional U.S. patent application Ser. No. 11/621,390. In April 2008, we analyzed the zinc-cysteine complex described by Zegzhda and concluded that such complex describes an insoluble zinc salt and does not describe a non-zinc salt zinc monocyteine complex and therefore believe that such disclosure should not affect the validity of any of our issued U.S. patent claims relating our zinc-monocysteine composition-of-matter claims.  We have filed a response and declaration describing the results of our analysis with the U.S. Patent and Trademark Office with respect to the Zegzhda reference with respect to U.S. patent application ser. no. 11/621,380.   In an office action dated August 20, 2008, the U.S. patent examiner did not accept our arguments filed May 23, 2008 in connection with the Zegzhda reference under pending divisional application ser. no. 11/621,390, to which we intend to respond. Public copies of relevant and future communications can be obtained using the electronic PAIR system of the U.S. Patent and Trademark Office.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically oral TTM, dnaJP1, TRIMESTA, zincmonocystine, Anti-CD4 802-2, EFFIRMA and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of October 15, 2008, we have 3 full-time employees and 3 part-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We intend to recruit certain key executive officers, including a Chief Medical Officer and/or Vice President of Regulatory Affairs during 2008 and 2009. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Currently, we have not entered into a written employment agreement with Mr. Stergis, our cofounder and Chief Executive Officer. We intend to enter into an employment agreement with Mr. Stergis in a form substantially similar to our other former executive officers.  However, we cannot provide any assurances that we will be able to enter into this agreement with Mr. Stergis.  Certain of our directors, (including Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director, and Dr. Kuo, a director) scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies which might be developing competitive products to ours. None of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us.

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

In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of the active ingredient in oral TTM and Zinthionein is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, the active ingredient of Zinthionein has been difficult to scale up at larger quantities.  As such, we can give no assurances that we will be able to scale up the manufacturing of Zinthionein.  Oral TTM is also known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. The active ingredient of our dnaJP1 program is a 15 amino acid peptide.  Traditionally, peptide manufacturing is costly, time consuming, resulting in low yields and poor stability. We cannot give any assurances that we will not encounter this issues when scaling up manufacturing for dnaJP1.  We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials for oral TTM. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay our planned clinical trials of for any of our products.

For manufacturing and nonclinical information for TRIMESTA, we rely upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in TRIMESTA which is currently in a phase IIb clinical trial for MS. Should Organon terminate our agreement, this might delay enrollment and commercialization plans for our TRIMESTA clinical trial program. Organon has manufactured estriol for the European and Asian market for approximately 40 years.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a   current “good manufacturing practices” (cGMP) manufacturing facility. During February 2007, we established a commercial manufacturing facility for oral TTM product in Ann Arbor, MI and we have hired and trained our employees to comply with the extensive regulations applicable to such a facility. Given the delay of our NDA for oral TTM, we are currently exploring strategic options for our GMP facility.  This might include sale of the equipment and/or sublease of the facility.

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

Since we have in-licensed all of our product candidates, we depend upon independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data. Should any of these scientific inventors/advisors become disabled or die unexpectedly, we may be forced to scale back or terminate development of that program.  They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

 These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our dnaJP1, TRIMESTA, Zinthionein, CD4 Inhibitor, EFFIRMA and oral TTM development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physican sponsored clinical trials or physician sponsored INDs for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.  For example, the clinical trials for oral TTM for the treatment of neurologic Wilson’s disease have been conducted and completed prior to us licensing this technology from the University of Michigan. Due to various patient privacy regulations and other administrative matters, we have experienced delays and/or an inability to obtain clinical trial data relating to oral TTM.  We have also experienced similar difficulties with our Zinthionein program.  As such, this delay or inability to obtain any data might result our inability to advance our products through the regulatory process or obtain pharmaceutical partners for them.

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, TRIMESTA has received a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health (NIH) which funds a majority of our ongoing phase IIb clinical trial in relapsing remitting  multiple sclerosis. If our scientific collaborator is unable to maintain these grants, we might be forced to scale back or terminate the development of this product candidate.

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

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. If we cannot raise additional funds, we will have to delay development activities of our products candidates.

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

We will submit the preclinical test results, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we begin human clinical trials. The IND automatically becomes effective 30 days after filing, unless the FDA raises questions about conduct of the trials outlined in the IND and imposes a clinical hold, as occurred with oral TTM, in which case, the IND sponsor and FDA must resolve the matters before clinical trials can begin. It is possible that our submission may not result in FDA authorization to commence clinical trials.

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

In the U.S., consumer willingness to choose a self-administered outpatient prescription drug over a different drug or other form of treatment often depends on the manufacturer’s success in placing the product on a health plan formulary or drug list, which results in lower out-of-pocket costs. Favorable formulary placement typically requires the product to be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. Medicare, which covers most Americans over age 65 and the disabled, has adopted a new insurance regime that will offer eligible beneficiaries limited coverage for outpatient prescription drugs effective January 1, 2006. The prescription drugs that are covered under this insurance are specified on a formulary published by Medicare. As part of these changes, Medicare is adopting new payment formulas for prescription drugs administered by providers, such as hospitals or physicians that are generally expected to lower reimbursement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, we issued a total of 37,603 shares of our common stock to 8 of our employees and 13,887 shares of our common stock to a consultant for services rendered. These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The offerings were done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

In May and June 2008, we issued a total of 106,630 shares of our common stock to 2 universities for license fees and 39,370 shares to a university for a milestone payment. These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The offerings were done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

In August and September 2008, we issued a total of 113,958 shares of our common stock to 2 consultants for services rendered and 31,875 shares to 2 universities for license fees .  These offering and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

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

ADEONA PHARMACEUTICALS, INC.
By:   /s/ Nicholas Stergis
Nicholas Stergis
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: November 14, 2008