Form 10-Q
period 2009-03-31
ADEONA PHARMACEUTICALS, INC.
filed 2009-05-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
  None.

  (Title of Class)

       Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

       Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐        No  ☐

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

As of May 1, 2008, the registrant had 21,280,588 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

Assets	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$5,289,042	$5,856,384
Other receivables	45,241	55,419
Prepaid expenses	22,720	15,109
Total Current Assets	5,357,003	5,926,912

Property and Equipment, net of accumulated depreciation of $681,595 and $591,876	1,327,298	1,446,407

Deposits and other assets	11,989	11,989

Total Assets	$6,696,290	$7,385,308

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$522,605	$574,896
Accrued liabilities	124,490	45,820
Total Current Liabilities	647,095	620,716

Long Term Liabilities:
Accounts payable	137,335	-

Total Liabilities	784,430	620,716

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,280,587 and 20,882,839 shares issued and outstanding	21,281	20,883
Additional paid-in capital	45,285,531	45,025,385
Deficit accumulated during the development stage	(39,394,951)	(38,281,676)
Total Stockholders' Equity	5,911,860	6,764,592

Total Liabilities and Stockholders' Equity	$6,696,290	$7,385,308

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

			For the period
			from January 8, 2001
	For the three months ended March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating Expenses:
Research and development	$495,994	$2,124,620	$16,300,359
General and administrative	593,444	1,002,582	10,114,291
Total Operating Expenses	1,089,438	3,127,202	26,414,650

Loss from Operations	(1,089,438)	(3,127,202)	(26,414,650)

Other Income (Expense):
Interest income	2,622	51,577	474,247
Loss on sale of equipment	(26,459)	-	(26,816)
Interest expense	-	(13,831)	(66,760)
Total Other Income (Expense), net	(23,837)	37,746	380,671

Net Loss	$(1,113,275)	$(3,089,456)	$(26,033,979)

Less: Preferred stock dividend - subsidiary	-	-	(951,250)
Less: Merger dividend	-	-	(12,409,722)

Net Loss Applicable to Common Shareholders	$(1,113,275)	$(3,089,456)	$(39,394,951)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.15)	$(5.90)

Weighted average number of shares outstanding
during the period - basic and diluted	20,852,935	20,454,980	6,680,576

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

			For the period
			from January 8, 2001
	For the three months ended March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net loss	$(1,113,275)	$(3,089,456)	$(26,033,979)
Adjustments to reconcile net loss to net cash
used in operating activities:
Recognition of stock-based consulting	21,072	226,145	1,548,742
Recognition of stock-based compensation	70,472	380,644	3,232,093
Stock issued as compensation	-	21,858	55,385
Stock issued as compensation in acquisition of subsidiary	-	-	601,712
Stock issued for consulting fees	27,750	-	131,792
Stock issued for milestone payment	-	-	75,000
Stock issued for license fee	41,250	-	594,941
Contributed services - related party	100,000	36,875	449,395
Depreciation	94,510	101,850	731,697
Provision for uncollectible receivable	7,785	-	7,785
Loss on exchange of equipment to settle accounts payable	18,674	-	19,031

Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(5,218)	(20,240)	(67,061)
Deposits and other assets	-	-	(11,989)
Accounts payable	90,968	278,952	758,158
Accrued liabilities	78,670	251,052	127,509
Net Cash Used In Operating Activities	(567,342)	(1,812,320)	(17,779,789)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(21,398)	(2,032,805)
Proceeds from the sale of equipment	-	-	132,265
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Net Cash Used In Investing Activities	-	(21,398)	(2,565,540)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-		3,210,338
Repayments of loans payable - related party	-		(220,000)
Proceeds from notes payable	-	-	1,100,000
Repayments of notes payable	-	(900,000)	(1,100,000)
Proceeds from issuance of common stock for stock option exercises	-	-	4,390
Proceeds from issuance of preferred and common stock	-	2,439	1,150,590
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrant exercise	-	-	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	-	(897,561)	25,634,371

Net increase (decrease) in cash and cash equivalents	(567,342)	(2,731,279)	5,289,042

Cash and cash equivalents at beginning of period	5,856,384	11,492,802	-

Cash and cash equivalents at end of period	$5,289,042	$8,761,523	$5,289,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$13,831	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Loss on exchange of equipment to settle accounts payable	$5,925	$-	$98,219
Sale of equipment in exchange for other receivables	$-	$-	$8,685
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$-	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Nature of Operations and Basis of Presentation

(A) Description of the Business

Adeona Pharmaceuticals, Inc. (“Adeona”) is a company dedicated to the awareness, diagnosis, prevention and treatment of subclinical zinc deficiency and chronic copper toxicity in the mature population. Adeona believes that such conditions may contribute to the progression of debilitating degenerative diseases, including, Dry Age-Related Macular Degeneration (Dry AMD), Alzheimer's disease (AD) and mild cognitive impairment (MCI) in susceptible persons. Adeona is also developing a number of late-stage clinical drug candidates for the treatment of rheumatoid arthritis and multiple sclerosis.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

(D) Corporate Structure, Basis of Presentation and Non-Controlling Interest

The Company has seven subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”) which were previously under common control.  As of March 31, 2009, EPI, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority owned.  The combinations of these entities prior to 2006 were accounted for in a manner similar to a pooling of interests.

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

For financial accounting purposes, the Company’s date of inception is deemed January 8, 2001. The activity of EPI for the period from December 12, 2000 to January 7, 2001 was nominal. Therefore, there is no financial information presented for this period.

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

(E) Reverse Stock Split

In January 2007, the Company’s Board of Directors approved a 3 for 1 reverse stock split of all outstanding common stock, stock options and stock warrants of Adeona. The reverse split was effective on April 25, 2007 following shareholder approval.  All share and per share amounts have been retroactively restated to reflect this reverse stock split.

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

In the consolidated financial statements, each of these transactions described in Notes 1(G)(1), 1(G)(2) and 1(G)3, was analogous to a recapitalization with no net change to equity since the entities were under common control at the date of the transaction.

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” , The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period from January 8, 2001 (inception) to March 31, 2009.

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

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $39,394,951 at March 31, 2009.

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

Significant estimates during 2009 include depreciable lives of property, valuation of warrants and stock options granted for services or compensation pursuant to EITF No. 96-18 and SFAS No. 123R, respectively, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2009 and December 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $5,653,635, respectively.  During 2009, the Company moved its cash into a non-interest bearing account which has unlimited insurance protection through December 31, 2009.

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

On March 17, 2009, the Company transferred manufacturing equipment with a net book value of $24,599 to settle accounts payable of $5,925, resulting in a loss of $18,674.

On October 14, 2008, the Company sold manufacturing equipment with a net book value of $154,787, for $140,000, resulting in a loss of $14,787.

On September 19, 2008, the Company transferred certain manufacturing equipment with a net book value of $77,710 and $30,000 in cash to settle accounts payable of $122,140.  This transaction resulted in a gain on the sale of $14,430.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three month periods ended March 31, 2009 and 2008 and for the period from January 8, 2001 (inception) to March 31, 2009.

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

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 2,131,488 stock options and 1,070,472 warrants.  Since the Company reported a net loss for the three month periods ended March 31, 2009 and 2008 and for the period from January 8, 2001 (inception) to March 31, 2009, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three month periods ended March 31, 2009 and 2008 and for the period from January 8, 2001 (inception) to March 31, 2009 was computed assuming the effect of the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the period from January 8, 2001 (inception) to March 31, 2009, in connection with the acquisition of EPI (See Note 1(G)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

(L) Non-Employee Stock Based Compensation

All s tock-based compensation awards issued to non-employees for services have been recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

(M) Recent Accounting Pronouncements

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

(B) Common Stock Issuances of Issuer

For the Three Months Ended March 31, 2009

During the first quarter of 2009, the Company issued 139,935 shares of common stock for consulting fees having a fair value of $27,750 ($0.20 per share) based on the quoted closing trading price.

During the first quarter of 2009, the Company issued an aggregate 257,813 shares of common stock for license fees having a fair value of $41,250 ($0.16 per share) based on the quoted closing trading price.

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

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the Plan. The Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2009, there are 1,229,987 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of March 31, 2009, there are 1,021,676 options issued and outstanding under the 2007 Stock Plan.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued during the three months ended March 31, 2009. The Black-Scholes assumptions used in the three months ended March 31, 2008 are as follows:

Exercise price	$1.22 - $5.10
Expected dividends	0%
Expected volatility	201.11% – 221.66%
Risk fee interest rate	3.52% – 3.86%
Expected life of option	10 years

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Pursuant to FAS 123R, the Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows: immediate vesting, half vesting immediately and the remainder over three years, quarterly over three years, annually over three years, one-third immediate vesting and remaining annually over two years, one half immediate vesting with remaining vesting over six months and one quarter immediate vesting with the remaining over three years.  All option grants are expensed in the appropriate period based upon each award vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the periods ended March 31, 2009 and 2008 and the period from January 8, 2001 (inception) to March 31, 2009 with respect to awards under the Plan and awards issued under warrants is as follows:

	Three Months Ended March 31,		Inception to March 31, 2009
	2009	2008
Research and development:
employees	$35,246	$306,025	$2,324,734
non-employees	21,071	194,892	561,235
General and administrative:
employees	35,227	74,619	1,490,926
non-employees	-	-	970,890

Total	$91,544	$575,536	$5,347,785

A summary of stock option activity for Adeona for the three months ended March 31, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	2,297,364	$2.72
Granted	1,180,666	$1.00
Exercised	(37,948)	$0.12
Forfeited	(688,419)	$5.07

Balance at December 31, 2008	2,751,663	$1.43
Granted	-	$-
Exercised	-	$-
Forfeited	(500,000)	$0.72

Balance at March 31, 2009 (unaudited)	2,251,663	$1.59

The weighted average remaining contractual term for options outstanding at March 31, 2009 was 7.08 years. At March 31, 2009, the Company had 479,083 stock options outstanding and exercisable that had an exercise price less than the market price on that date for an aggregate intrinsic value of $43,117.

Of the total options granted, 2,101,488 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.52.  The weighted average remaining contractual term for options that are exercisable was 7.04 years.

Of the total 2,251,663 options outstanding, 899,829 options are held by related parties of which all are fully vested, exercisable and non-forfeitable.

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

On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(G)(4))

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

On October 31, 2006, the loans payable to the Company’s founder, President and CEO were converted into 1,665,211 shares of common stock and 832,606 warrants to purchase common stock. The warrants had an exercise price of $2.22 and a life of 5 years. The warrants were forfeited on January 14, 2009.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for Adeona for the three months ended March 31, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

Number of Shares
Balance as December 31, 2007	2,278,416
Granted	13,333
Exercised	—
Forfeited	—

Balance at December 31, 2008	2,291,749
Granted	—
Exercised	—
Forfeited	(1,221,277)

Balance as March 31, 2009 (unaudited)	1,070,472

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
$0.41	5,000	2.13 Years
$2.22	626,809	3.82 Years
$3.30	61,207	6.17 Years
$3.75	50,000	6.88 Years
$6.36	327,456	3.61 Years

	1,070,472	4.85 Years

 (F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable which were granted during 2004 and 2007, with an exercise price of $0.20 and a remaining contractual life of 1.74 years as of March 31, 2009.

Epitope has 50,000 options outstanding and none exercisable, with an exercise price of $.001 and a remaining contractual life of 9.25 years as of March 31, 2009.  These options were granted during 2008, vest annually over 5 years and have a fair value of $50 which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

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

In connection with these agreements, the Company may be obligated to make future milestone payments up to an amount of $15,675,000. Some of these payments may be fulfilled through the issuance of the Company’s common stock, at the Company’s option. As of March 31, 2009, the Company has achieved two milestones which the Company fulfilled by issuing common stock having a fair value of $75,000. See Note (4(B)).  The Company can give no assurances that any other milestones will be achieved. In addition to the milestone payments, the Company may be obligated to make royalty payments on future sales pursuant to the agreements.

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with a University. Pursuant to that agreement, the Company sponsored approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period.  The Company can terminate the agreement by giving 90 days prior written notice.  On March 20, 2008, the Company provided the University with written notice of termination of the agreement.  On March 24, 2009 the Company entered into a repayment plan with the University to pay the outstanding amount owed under the original agreement in the amount of $197,335.  The Company will pay $5,000 per month until the payable is paid in full.

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

On July 20, 2007, the Board of Directors approved an amended and restated employment agreement with the Chairman and Chief Executive Officer. The amended employment agreement provides that he be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000 and may also be entitled to discretionary transactional bonuses. In addition, the amended agreement provides that the Chairman and Chief Executive Officer waived the receipt of any salary and bonus payable under the original agreement, which amounted to $275,645, for no additional consideration. This amount was treated as a capital contribution to the Company in September 2007.

On July 1, 2008, the Chief Executive Officer resigned his position with the Company but remained as Chairman.  On January 6, 2009, the Chairman entered into an amended agreement with the Company which extends his employment agreement through January 9, 2010 with an annual salary of $1.  Also, the Chairman agreed to forego the $100,000 guaranteed bonus otherwise due to him on January 1, 2009.  The amount of $100,000 was recorded as a capital contribution during the first quarter of 2009. On March 29, 2009, the Chairman was appointed as our President and reappointed as our Chief Executive Officer following the resignation of the Company’s then Chief Executive Officer.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On July 1, 2008, the Company's Board of Directors approved a compensation package with its former Chief Executive Officer.  Under the terms of arrangement, the former Chief Executive Officer was entitled to an annual salary of $195,000 and six months severance.  The former Chief Executive Officer was also eligible for a bonus at the discretion of the Board of Directors.  The Company also granted  a ten year option to purchase 800,000 shares of the Company’s common stock, exercisable at $0.72 per share, with one-quarter of the options vesting immediately, and the remainder vesting quarterly in equal increments over three years.   The fair value of the options totaled $576,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 225.79%, risk free interest rate of 3.95% and an expected life of 10 years. Effective March 29, 2009, the Chief Executive Officer resigned, but remains a director of the Company and will be paid severance of $97,500 over six months.  Per the terms of the agreement, 500,000 unvested stock options were cancelled on March 29, 2009, the remaining 300,000 vested options will be cancelled if they are not exercised by June 28, 2009.

 (D) Litigation

On January 13, 2009, EPI was served with legal action from an individual regarding payment of past consulting services and associated expenses from 2005.  The Company believes the lawsuit is without merit.  The Company has engaged legal counsel to respond to this matter.

Note 6 Subsequent Events

On April 3, 2009, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the Company to repurchase, from time-to-time of up to $1 million of its common stock, up to a maximum of four (4) million shares at prices of up to $5.00 per share. The Stock Repurchase Program is intended to remain in effect until December 31, 2009. As of March 31, 2009, the Company has not repurchased any stock.

On April 9, 2009, the Company’s wholly owned subsidiary, Healthmine entered into an employment agreement with its President.  The Company paid a $10,000 signing bonus and will pay a base salary of $120,000 per year.  The agreement also provided that the President was eligible for cash and non-cash bonuses at the end of each of the Company’s fiscal years during the term of the agreement at the discretion of the Company’s compensation committee.  The Company has also granted  a ten year option to purchase 120,000 shares of the Company’s common stock, exercisable at $0.56 per share, with 20,000 of the options vesting immediately, and the remainder vesting quarterly in equal increments over three years.   The fair value of the options totaled $67,200 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 209.00%, risk free interest rate of 2.96% and an expected life of 10 years.

On April 10, 2009, the Company entered into a stock purchase agreement with the shareholders of Colwell Clinical Laboratories, Inc., to acquire all of the outstanding capital stock of that entity, a California corporation and CLIA-certified clinical laboratory.  The purchase price for the stock of Colwell Clinical Laboratories is $825,000.  The acquisition is expected to close on or about May 31, 2009.  The closing of the transaction is subject to the Company’s discretion.  In the event that the Company elects to not move forward with the acquisition, it may terminate the agreement and forfeit a $75,000 earnest money deposit.  In connection with the closing of the stock purchase, the Company will enter into a three month consulting agreement with the owner for a monthly consulting fee of $10,000 and 200,000 options to acquire the Company’s stock vesting monthly over 24 months.  In addition, the owner will be prohibited from competing with the company for a period of five years after closing.  The Company cannot at this time determine if the acquisition is likely, thus no additional pro-forma financial information will be provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, found in our Annual Report on Form 10K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10K.

Overview

Since our inception during January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical products, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date. Our major sources of working capital have been proceeds from equity financings from affiliates of our Chairman and Chief Executive Officer and various private financings, primarily involving private sales of our common stock and other equity securities.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the fair value of the award at the date of grant as amortized in the period of recognition. All share-based payments to employees since inception have been recorded and expensed in the statements of operations as applicable under SFAS No. 123R “Share-Based Payment”.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008.

Research and Development Expenses. For the three months ended March 31, 2009, research and development expense was $495,994 as compared to $2,124,620 for the three months ended March 31, 2008. The decrease of $1,628,626 is due primarily to a decrease of  approximately $837,000 associated with payments related the development of our licensed clinical drug candidates, a decrease of approximately $445,000 in stock based compensation charges, a decrease in salaries and related taxes of approximately $296,000 and a decrease in allocated overhead expenses of approximately $46,000.

General and Administrative Expenses. For the three months ended March 31, 2009, general and administrative expense was $593,444 as compared to $1,002,582 for the three months ended March 31, 2008. The decrease of $409,138 is due primarily to a decrease in salaries and payroll taxes of approximately $100,000, a decrease in allocated overhead of approximately $96,000, a decrease in stock based compensation charge of approximately $71,000 and a decrease in professional fees of approximately $43,000.

Other Income (Expense), net. For the three months ended March 31, 2009, other expense was $23,837 compared to other income-net of $37,746 for the three months ended March 31, 2008. For the three months ended March 31, 2009, interest income was $2,622 as compared to $51,577 for the three months ended March 31, 2008. Interest income was lower for the period in 2009 as compared to the same period in 2008 due to lower interest rates and lower levels of cash in interest bearing accounts. For the three months ended March 31, 2009, loss on sale of equipment was $26,459 as compared to $0 for the three months ended March 31, 2008.  For the three months ended March 31, 2009, interest expense was $0 as compared to $13,831 for the three months ended March 31, 2008. Interest expense for the period in 2008 relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the three months ended March 31, 2009, was $1,113,275 as compared to $3,089,456 for the three months ended March 31, 2008. This decrease in net loss of $1,976,181 is attributable primarily to a decrease in research and development expense of $1,628,626, a decrease in general and administrative expenses of $409,138 and an increase in other income (loss)-net of $61,583 as discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2009, we had a net decrease in cash of $567,342. Total cash resources as of March 31, 2009 was $5,289,042. During the three months ended March 31, 2009 and 2008, net cash used in operating activities was $567,342 and $1,812,320 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities was $0 for the three months ended March 31, 2009 compared to $21,398 net cash used in investing activities for the three months ended March 31, 2008.  The net cash used in investing activities for the three months ended March 31, 2008 resulted from the purchase of property and equipment in the amount of $21,398.

Net cash used in financing activities was $0 for the three months ended March 31, 2009 compared to $897,561 of net cash used in financing activities for the three months ended March 31, 2008. The net cash used in financing activities for the three months ended March 31, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $2,439 from the issuance of  preferred and common stock.

Our continued operations will depend on whether we are able to generate revenues and profits through our planned introduction of diagnostic clinical laboratory services and zinc-based products or raise additional funds through various potential sources, such as license fees from a potential corporate partner, equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $39,394,951 through March 31, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 16 months.

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
• the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
• the costs and timing of regulatory approvals;
• our pending acquisition of Colwell Clinical Laboratories, Inc.;
• our potential stock repurchases under our Stock Repurchase Program, and
• the success, timing, and profitability of our planned clinical laboratory services and zinc-based product launches.

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

Product Candidates

Metal Dyshomeostasis Clinical Diagnostic Products and Services

During the first quarter of 2009, we analyzed patient samples from an IRB-approved, prospective, observational, blinded clinical trial that we sponsored and conducted during 2007 and 2008.  Such study enrolled 90 subjects, 30 with Alzheimer's disease (AD), 30 with Parkinson's disease (PD) and 30 age-matched normal subjects. The purpose of the study was to evaluate serum markers of copper status and compare these results across the three groups of patients. The results of such study indicate highly statistically significant differences in serum markers of copper status between AD and normal subjects. We believe that the differences observed suggest that Alzheimer's patients have impaired protection from chronic copper toxicity, which may contribute to the progression of their disease. The results from this study also appear to indicate a subclinical zinc deficiency in AD subjects. We currently intend to announce these results in the first half of July and launch a panel of metal dyshomeostasis clinical diagnostics based upon our findings.  There are an estimated 5.8 million, 1.5 million and 15 million persons in the U.S. with Alzheimer’s disease, Parkinson’s disease and mild cognitive impairment (MCI), respectively, that may benefit from our planned panel of clinical diagnostic products and services.

On April 17, 2009 we announced our potential acquisition of Colwell Clinical Laboratories, Inc. (“Colwell Labs”) a Southern California CLIA-certified clinical laboratory through which we intend to launch and market our intended panel of metal dyshomeostasis clinical diagnostic products and services.  Our acquisition of Colwell Labs is subject to our evaluation which we expect to complete by May 31, 2009.

During the first quarter 2009, we incurred no costs associated with our metal dyshomeostasis clinical diagnostics products and services.

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

Zinc-monocysteine is a complex of zinc and the amino acid cysteine that we believe may have improved properties compared to currently marketed zinc–based products.  Zinc-monocysteine was invented and developed by David A. Newsome, M.D., President of the Company's subsidiary Healthmine and former Chief of the Retinal Disease Section of the National Eye Institute (NEI).  Dr. Newsome was the first to pioneer and demonstrate the benefits of oral high dose zinc therapy in dry AMD.  Oral high dose zinc containing products now represent the standard of care for dry AMD affecting over 10 million Americans and have annual sales of approximately $300 million.  Zinc monocysteine has completed an 80-patient, randomized, double-masked, placebo controlled clinical trial in dry AMD and demonstrated highly statistically significant improvements in central retinal function the results of which were published in a peer-reviewed journal in 2008.  In addition, we believe that our patent pending modified-release formulations of zinc-monocysteine and other zinc moieties may offer the significant advantages of convenient once-a-day dosing and improved gastrointestinal tolerability compared to currently-marketed oral high dose zinc-containing products.

Our sales and marketing plans include promoting prevention through public awareness, physician and patient education including current research,  the research and development of potential proprietary diagnostic products to aid in the identification of individuals who may be at increased risk as well as the commercialization of our proprietary zinc-based products intended for the treatment and/or nutritional support of conditions characterized by subclinical zinc deficiency and chronic copper toxicity.  Through our HealthMine subsidiary, we launched copperproof.com, a website intended to increase public awareness aimed at the prevention of chronic copper toxicity.  Our EyeDaily™ brand of oral zinc-based therapies is expected to utilize patent-pending product packaging that incorporates an eye-self test to improve compliance and convenience of patients with dry AMD.

Through March 31, 2009, we have incurred approximately $443,500 of costs related to our development of Zinthionein of which $154,000 was incurred during 2007, $256,000 which was incurred in 2008 and $33,500 which was incurred during the first quarter of 2009.

Oral dnaJP1

In June 2008, we in-licensed Oral dnaJP1, an oral, candidate for the treatment of rheumatoid arthritis (RA) which has completed a 160 patient, multi-center, double-blind, randomized, placebo-controlled Phase II clinical trial for the treatment of RA. Rheumatoid arthritis is an autoimmune disease which affects approximately 20 million people worldwide.  Oral dnaJP1 is a epitope specific immunotherapy for RA patients. Oral dnaJP1 is a heat shock protein (hsp)-derived peptide which was previously identified as a contributor of T cell mediated inflammation in RA. Immune responses to hsp are often found at sites of inflammation and have an initially amplifying effect that needs to be downregulated to prevent tissue damage. The mechanisms for this regulation involve T cells with regulatory function that are specific for hsp-derived antigens. This regulatory function is one of the key components of a "molecular dimmer" whose physiologic function is to modulate inflammation independently from its trigger. This function is impaired in autoimmunity and could be restored for therapeutic purposes. Through March 31, 2009, we have incurred approximately $297,500 of costs related to our development of Oral dnaJP1 all of which $219,000 has been incurred in 2008 and $78,500 was incurred during the first quarter of 2009.  We are seeking potential U.S. and international corporate partners for the manufacturing, testing and further development of oral dnaJP1.

TRIMESTA™ (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase IIb clinical trial using TRIMESTA™ for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase IIb clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTA™ in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTA™ has been primary financed by grants from the NIH and various non-profit foundations. Through March 31, 2009, we have incurred approximately $703,000 of costs related to our development of TRIMESTA™ of which approximately $49,500, $185,500, 194,000 and $256,000 was incurred in fiscal years 2005, 2006, 2007 and 2008 respectively, and approximately $18,000 was incurred in 2009.  During 2009, this clinical trial was expanded to include 16 total clinical trial sites and currently approximately 40 of 150 patients have been enrolled in this Phase IIb study.

Oral flupirtine

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with flupirtine in fibromyalgia patients.  Our scientific collaborator also received institutional review board (IRB) approval to conduct this study.  Through March 31, 2009, we have incurred approximately $112,000 of costs related to our development of flupirtine, of which $85,000 was incurred during 2007 and $27,000 was incurred during 2008.  During 2008, we obtained an option to license issued and pending patent applications relating to flupirtines use in the treatment of ophthalmic indications.  We are seeking potential U.S. and international corporate partners for the further development of flupirtine for various indications.

Oral TTM (oral tetrathiomolybate)

Through December 31, 2009, we have incurred approximately $3,628,500 of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000, $1,676,000 and $725,000 was incurred in fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $16,500 was incurred during 2009.

We are seeking potential U.S. and international corporate partners for the further development of Oral TTM for Wilson's Disease, idiopathic pulmonary fibrosis (IPF), Alzheimer’s disease and Huntington’s Disease.

Anti-CD4 802-2

Through March 31, 2009, we have incurred $1,532,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000, $121,000 and $82,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 respectively and approximately $67,000 has been incurred in 2009.  We are seeking potential U.S. and international corporate partners for the further development of anti-CD4 802-2 for various indications.

Based on our current capital expenditures, we believe we currently have sufficient capital to fund development activities of our principal products for at least the next 16 months. However, if our business does not generate any cash flow through clinical diagnostic services and/or zinc-based product sales or corporate partnering transactions, we will need to raise additional capital to continue operations beyond the second half of 2010. To the extent additional capital is not available when we need it, we may be forced to sublicense our rights to our product candidates, abandon our development efforts altogether, or lose our licenses to our product candidates, any of which would have a material adverse effect on the prospects of our business. See also the risks identified under the section entitled “Risk Factors” in this report.

Additional Licenses

We may enter into additional license agreements relating to new drug candidates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because the Company is a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of March 31, 2009, we have expended approximately $23.7 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We have had significant changes in management in the past two years.  Effective July 1, 2008, Charles L. Bisgaier resigned as our President and Corporate Secretary and as a director of our Company.  Also effective on July 1, 2008, Steve H. Kanzer resigned as our Chief Executive Officer (although he did remain as our Chairman of the Board).  Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer. Effective March 29, 2009, Nicholas Stergis resigned as our Chief Executive Officer. Mr. Stergis remains a director of the Company and Steve H. Kanzer was appointed our Chief Executive Officer and President. Changes in key positions in our Company, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

As of March 31, 2009, we have 2 full-time employees and 3 part-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We intend to recruit certain key executive officers, including a Vice President of Sales and Marketing and Vice President of Business Development during 2009. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Effective March 29, 2009, Nicholas Stergis resigned as our Chief Executive Officer. Mr. Stergis remains a director of the Company. Steve H. Kanzer was appointed our President and Chief Executive Officer.

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

We cannot assure you that we will be able to maintain the listing standards of the NYSEAmex formerly the American Stock Exchange or NYSE Alternext US. The NYSEAmex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSEAmex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  During 2009, in order to remain listed on NYSEAmex, we are required to maintain a minimum stockholders’ equity of $4 million and this requirement will likely increase to $6 million in 2010.

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

We may not complete our acquisition of Colwell Labs.

Our acquisition of Colwell Clinical Laboratories Inc., is subject to our evaluation that we expect to complete on or before May 31, 2009.  We may elect to not proceed or to delay such acquisition.  Should we elect to not proceed with or to delay such acquisition, our intended launch and sales of metal dyshomeostasis clinical diagnostic products and services may also be delayed.

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

Clinical laboratories in the United States are subject to regulation under the Clinical Laboratory Improvements Act of 1988 (“CLIA”) as well as corresponding state regulations.  Failure to adhere to the quality control and other regulatory requirements of CLIA could result in the suspension of such certification necessary to perform clinical testing and generate revenues.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January, February and March 2009, the Company issued a total of 139,935 shares of our common stock to 2 consultants for services rendered.  These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

In February 2009, we issued a total of 257,813 shares of our common stock to a university for license fees. These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. The offerings were done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADEONA PHARMACEUTICALS, INC.
By:   /s/ Steve H. Kanzer
Steve H. Kanzer
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: May 15, 2009