Form 10-Q
period 2009-06-30
ADEONA PHARMACEUTICALS, INC.
filed 2009-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of August 1, 2009, the registrant had 21,457,640 shares of common stock outstanding.

1

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

Assets	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$ 4,422,501	$ 5,856,384
Other receivables	67,594	55,419
Prepaid expenses	24,509	15,109
Total Current Assets	4,514,604	5,926,912

Property and Equipment, net of accumulated depreciation of $765,552 and $591,876	1,192,657	1,446,407

Deposits and other assets	25,989	11,989

Total Assets	$ 5,733,250	$ 7,385,308

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 370,819	$ 574,896
Accrued liabilities	81,250	45,820
Total Current Liabilities	452,069	620,716

Long Term Liabilities:
Accounts payable	122,335	-

Total Liabilities	574,404	620,716

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,353,428 and 20,882,839 shares issued and outstanding	21,354	20,883
Additional paid-in capital	45,411,993	45,025,385
Deficit accumulated during the development stage	(40,274,501)	(38,281,676)
Total Stockholders' Equity	5,158,846	6,764,592

Total Liabilities and Stockholders' Equity	$ 5,733,250	$ 7,385,308

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

					For the Period
					from January 8, 2001
	For the three months ended June 30,		For the six months ended June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
Operating Expenses:
Research and development	405,645	1,168,363	901,639	3,292,983	16,706,004
General and administrative	473,961	633,588	1,093,864	1,636,170	10,615,068
Total Operating Expenses	879,606	1,801,951	1,995,503	4,929,153	27,321,072

Loss from Operations	(879,606)	(1,801,951)	(1,995,503)	(4,929,153)	(27,321,072)

Other Income (Expense):
Interest income	56	30,238	2,678	81,815	474,303
Interest expense	-	-	-	(13,831)	(66,760)
Total Other Income (Expense), net	56	30,238	2,678	67,984	407,543

Net Loss	$ (879,550)	$(1,771,713)	$ (1,992,825)	$ (4,861,169)	$ (26,913,529)

Less: Preferred stock dividend - subsidiary	-	-	-	-	(951,250)
Less: Merger dividend	-	-	-	-	(12,409,722)

Net Loss Applicable to Common Shareholders	$ (879,550)	$(1,771,713)	$ (1,992,825)	$ (4,861,169)	$ (40,274,501)

Net Loss Per Share - Basic and Diluted	$ (0.04)	$(0.09)	$ (0.09)	$ (0.24)	$ (5.66)

Weighted average number of shares
outstanding during the period - basic and diluted	21,301,014	20,590,592	21,195,200	20,522,574	7,110,443

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			For the period
			from January 8, 2001
	For the six months ended June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(1,992,825)	$(4,861,169)	$(26,913,529)
Adjustments to reconcile net loss to net cash
used in operating activities:
Recognition of stock-based consulting	42,144	323,097	1,569,814
Recognition of stock-based compensation	148,099	870,314	3,309,720
Stock issued as compensation	-	55,385	55,385
Stock issued as compensation in acquisition of subsidiary	-	-	601,712
Stock issued for consulting fees	55,586	11,110	159,628
Stock issued for milestone payment	-	50,000	75,000
Stock issued for license fee	41,250	125,000	594,941
Contributed services - related party	100,000	73,750	449,395
Depreciation	188,226	204,383	825,413
Provision for uncollectible receivable	7,785	-	7,785
Loss on exchange of equipment to settle accounts payable	18,674	-	19,031
Loss on sale of equipment	15,725		15,725

Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	(29,360)	(3,514)	(91,203)
Deposits and other assets	(14,000)	1,392	(25,989)
(Increase) Decrease in:
Accounts payable	(75,817)	(91,155)	591,374
Accrued liabilities	35,430	119,825	84,268
Net Cash Used In Operating Activities	(1,459,083)	(3,121,582)	(18,671,530)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(21,398)	(2,032,805)
Proceeds from the sale of equipment	25,200	-	157,465
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Net Cash Provided By (Used In) Investing Activities	25,200	(21,398)	(2,540,340)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-		3,210,338
Repayments of loans payable - related party	-		(220,000)
Proceeds from notes payable	-	-	1,100,000
Repayments of notes payable	-	(900,000)	(1,100,000)
Proceeds from issuance of common stock for stock option exercises	-	-	4,390
Proceeds from issuance of preferred and common stock	-	3,415	1,150,590
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrant exercise	-	-	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	-	(896,585)	25,634,371

Net increase (decrease) in cash	(1,433,883)	(4,039,565)	4,422,501

Cash at beginning of period	5,856,384	11,492,802	-

Cash at end of period	$4,422,501	$7,453,237	$4,422,501

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$13,831	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Loss on exchange of equipment to settle accounts payable	$5,925	$-	$98,219
Sale of equipment in exchange for other receivables	$-	$-	$8,685
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$-	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full fiscal year.

(D) Corporate Structure, Basis of Presentation and Non-Controlling Interest

The Company has seven subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”) which were previously under common control.  As of June 30, 2009, EPI, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority owned.  The combinations of these entities prior to 2006 were accounted for in a manner similar to a pooling of interests.

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

(F) Reverse Acquisition and Recapitalization

On October 31, 2006, Sheffield Pharmaceuticals, Inc. (“Sheffield”), a then shell corporation, entered into a Merger Agreement (“Merger”) with Pipex Therapeutics, a privately owned company, whereby Pipex Therapeutics was the surviving corporation. This transaction was accounted for as a reverse acquisition because Sheffield did not have any operations at the time of the merger, and therefore this was treated as a recapitalization of Pipex Therapeutics. Since Pipex Therapeutics acquired a controlling voting interest in a public shell corporation, it was deemed the accounting acquirer, while Sheffield was deemed the legal acquirer. The historical financial statements of the Company are those of Pipex Therapeutics, EPI, Solovax and CD4 since inception, and of the consolidated entities from the date of Merger and subsequent. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc.

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

During 2006, EPI declared a 10% and 30% preferred stock dividend, respectively, on its outstanding Series B, convertible preferred stock.  During 2005, EPI declared a 10% preferred stock dividend on its outstanding Series B, convertible preferred stock.  In total, 951,250 shares of additional Series B, convertible preferred stock were issued to the holders of record at the declaration date.  These 951,250 shares of outstanding Series B preferred stock dividend were cancelled and retired and were not part of the exchange with Adeona. EPI also cancelled and retired all of the issued and outstanding 3,000,000 shares of Series A Convertible Preferred stock as well as 750,000 shares of common stock.

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

Finally, in connection with EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock” , The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period from January 8, 2001 (inception) to June 30, 2009.

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

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $40,274,501 at June 30, 2009.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At June 30, 2009 and December 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $5,653,635, respectively.  During 2009, the Company moved its cash into a non-interest bearing account which has unlimited insurance protection through December 31, 2009.

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

On April 3, 2009, the Company sold manufacturing equipment with a net book value of $40,925, for $25,200, resulting in a loss of $15,725.

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

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(F) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and six month periods ended June 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to June 30, 2009.

(G) Derivative Liabilities

In connection with the reverse acquisition, all outstanding convertible preferred stock of Adeona was cancelled and retired, as such, the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock” do not apply. The Company’s majority owned subsidiaries also contain issued convertible preferred stock; however, none of these instruments currently contains any provisions that require the recording of a derivative liability. In connection with the acquisition of EPI on January 5, 2007 (See Note 1(G)(4), all issued and outstanding shares of Series A and B, convertible preferred stock were cancelled and retired. Consequentially there is no potential derivative liabilities will exist pertaining to these instruments.

(H) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 2,488,851 stock options and 1,070,472 warrants.  Since the Company reported a net loss for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to June 30, 2009, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three and six month periods ended June 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to June 30, 2009 was computed assuming the effect of the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the period from January 8, 2001 (inception) to June 30, 2009, in connection with the acquisition of EPI (See Note 1(G)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 Notes Payable

During 2007, the Company borrowed $1,100,000 and repaid $200,000 under notes payable.  These notes were secured by all assets of the Company as well as the stock of Pipex Therapeutics, EPI, Solovax and CD4; the notes bore interest of prime plus 2% and were due March 30, 2010.  As of March 6, 2008, all of the outstanding principal and accrued interest has been repaid.

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

(B) Common Stock Issuances of Issuer

For the Six Months Ended June 30, 2009

During the first half of 2009, the Company issued 212,775 shares of common stock for consulting fees having a fair value of $55,586 ($0.26 per share) based on the quoted closing trading price.

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

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of June 30, 2009, there are 1,229,987 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of June 30, 2009, there are 1,178,864 options issued and outstanding under the 2007 Stock Plan.

Pursuant to the provisions of SFAS No. 123R, in the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting and the related provisions of SFAS No. 123R for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Exercise price	$0.38 - $0.56	$0.81	$0.38 - $0.56	$0.81 - $5.10
Expected dividends	0%	0%	0%	0%
Expected volatility	203.8% - 209%	225%	203.8% – 209%	201.11% - 225%
Risk fee interest rate	2.96% - 3.52%	4.02%	2.96% – 3.52%	3.52% - 4.02%
Expected life of option	10 years	10 years	10 years	10 years

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Pursuant to FAS 123R, the Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows: immediate vesting, half vesting immediately and the remainder over three years, quarterly over three years, annually over three years, one-third immediate vesting and remaining annually over two years, one half immediate vesting with remaining vesting over six months and one quarter immediate vesting with the remaining over three years.  All option grants are expensed in the appropriate period based upon each award vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three and six months ended June 30, 2009 and 2008 and the period from January 8, 2001 (inception) to June 30, 2009 with respect to awards under the Plan and awards issued under warrants is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,		Inception to June 30, 2009
	2009	2008	2009	2008
Research and development:
employees	$ 42,221	$360,265	$ 77,467	$666,290	$2,366,955
non-employees	21,072	96,952	42,143	292,247	582,307
General and administrative:
employees	35,405	129,405	70,633	204,024	1,526,331
non-employees	-	-	-	30,851	970,890

Total	$ 98,698	$586,622	$190,243	$1,193,412	$5,446,483

A summary of stock option activity for Adeona for the six months ended June 30, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	2,297,364	$2.72
Granted	1,180,666	$1.00
Exercised	(37,948)	$0.12
Forfeited	(688,419)	$5.07

Balance at December 31, 2008	2,751,663	$1.43
Granted	520,000	$0.42
Exercised	-	$-
Forfeited	(862,812)	$0.76

Balance at June 30, 2009 (unaudited)	2,408,851	$1.45

The weighted average remaining contractual term for options outstanding at June 30, 2009 was 7.18 years. At June 30, 2009, the Company had 950,780 stock options outstanding and exercisable that had an exercise price less than the market price on that date for an aggregate intrinsic value of $180,349.

Of the total options granted, 1,943,153 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.61.  The weighted average remaining contractual term for options that are exercisable was 6.61 years.

Of the total 2,408,851 options outstanding, 1,188,162 options are held by related parties of which 750,176 are fully vested, exercisable and non-forfeitable.

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

During October and November 2007, the Company issued 3,274,566 shares of common stock in connection with the exercise of common stock warrants, pursuant to a warrant call for $2.22 per share.  The warrant call had occurred due to the terms by which the Company sold its common stock and warrants in private placement offerings.  The net proceeds from the warrant call were $6,972,809, which included cash paid as direct offering costs of $579,569.

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

In addition, as part of the private placements, the Company issued warrants to purchase 958,277 shares of common stock to the placement agent, that is a company that is controlled by the Company’s Chairman with the majority of these warrants being reissued to the Company's former CEO. The warrants have an exercise price of $2.22. Since these warrants were granted as compensation in connection with an equity raise, the Company has treated these warrants as a direct offering cost. The result of the transaction has a $0 net effect to equity. The warrants are fully vested and non-forfeitable.  On January 14, 2009, 381,020 of these warrants representing all of the warrants held by an affiliate of the Company's Chairman were cancelled.

On October 31, 2006, the loans payable to the Company’s founder, and Chairman were converted into 1,665,211 shares of common stock and 832,606 warrants to purchase common stock. The warrants had an exercise price of $2.22 and a life of 5 years. The warrants were forfeited on January 14, 2009.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for Adeona for the six months ended June 30, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

Number of Shares
Balance as December 31, 2007	2,278,416
Granted	13,333
Exercised	—
Forfeited	—

Balance at December 31, 2008	2,291,749
Granted	—
Exercised	—
Forfeited	(1,221,277)

Balance as June 30, 2009 (unaudited)	1,070,472

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
$0.41	5,000	1.88 Years
$2.22	626,809	3.57 Years
$3.30	61,207	5.92 Years
$3.75	50,000	6.63 Years
$6.36	327,456	3.36 Years

	1,070,472	4.60 Years

 (F) Options of Subsidiary

CD4 has 30,000 options outstanding and exercisable which were granted during 2004 and 2007, with an exercise price of $0.20 and a remaining contractual life of 1.49 years as of June 30, 2009.

Epitope has 50,000 options outstanding and none exercisable, with an exercise price of $.001 and a remaining contractual life of 9.01 years as of June 30, 2009.  These options were granted during 2008, vest annually over 5 years and have a fair value of $50 which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

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

 (C) Employment Agreements

In January 2005, the Company entered into a four-year employment agreement with Steve H. Kanzer, the Company’s then Chairman and Chief Executive Officer. Pursuant to that agreement, Mr. Kanzer was entitled to receive an annual base salary of $297,000 and annual bonuses equal to 30% of his base salary, plus a ten-year option to acquire 271,058 shares of common stock at the completion of the Company’s private placement that occurred on October 31, 2006. However, Mr. Kanzer did not take any of the salary or bonuses he was entitled to under this agreement, but did exercise his stock options, which had vested on or before December 31, 2008.  The fair value of the options totaled $544,827 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 200%, risk free interest rate of 4.61% and an expected life of 10 years.

On July 20, 2007, the Board of Directors approved an amended and restated employment agreement for Mr. Kanzer. The amended employment agreement provided that he be paid a base salary of $195,000 per year plus a guaranteed bonus of $100,000 (of which he took only $45,000 in January 2008). The agreement also called for discretionary transactional bonuses. In addition and for no additional consideration, Mr. Kanzer formally waived the receipt of any unpaid salary and bonuses payable under the original agreement, which amounted to $275,645. This amount was treated as a capital contribution to the Company in September 2007.

On July 1, 2008, Mr. Kanzer resigned his position as Chief Executive Officer, but remained as Chairman of the Board.

Also on July 1, 2008, the Company's Board of Directors appointed Nicholas Stergis (the then Vice Chairman of the Board and former Chief Operating Officer of the Company’s Effective Pharmaceuticals subsidiary) as Chief Executive Officer and approved his compensation package, which increased Mr. Stergis’s annual cash compensation from $150,000 per annum to $195,000 per annum salary, and included a six month severance clause.  Mr. Stergis was also eligible for a bonus at the discretion of the Board of Directors.  The Company also granted  him a ten year option to purchase 800,000 shares of the Company’s common stock, exercisable at $0.72 per share, with one-quarter of the options vesting immediately, and the remainder vesting quarterly in equal increments over three years.   The fair value of the options totaled $576,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 225.79%, risk free interest rate of 3.95% and an expected life of 10 years.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited

Effective March 29, 2009, Mr. Stergis resigned his position as the Company’s Chief Executive Officer, but remains a director of the Company and is being paid severance of $97,500 over six months, ending September 2009.  Per the terms of the agreement, 500,000 unvested stock options were cancelled on March 29, 2009 and 300,000 vested options that were unexercised cancelled on June 28, 2009.

On January 6, 2009, Mr. Kanzer (Chairman of the Board) entered into an amended agreement with the Company which extends his employment agreement through January 9, 2010 with an annual salary of $1.  Also, Mr. Kanzer agreed to forego the $100,000 guaranteed bonus otherwise due to him on January 1, 2009.  The amount of $100,000 was recorded as a capital contribution during the first quarter of 2009. Mr. Kanzer reimburses the Company for the Company’s cost of Mr. Kanzer’s health insurance.  On March 29, 2009, Mr. Kanzer assumed the duties of the Chief Executive Officer and President until the appointment of Max Lyon, the Company’s current Chief Executive Officer and President.

On April 9, 2009, the Company’s wholly owned subsidiary Healthmine, entered into an employment agreement with its President, David Newsome.  The Company paid a $10,000 signing bonus and will pay a base salary of $120,000 per year.  The agreement also provided that the President was eligible for cash and non-cash bonuses at the end of each of the Company’s fiscal years during the term of the agreement at the discretion of the Company’s compensation committee.  The Company has also granted  a ten year option to purchase 120,000 shares of the Company’s common stock, exercisable at $0.56 per share, with 20,000 of the options vesting immediately, and the remainder vesting quarterly in equal increments over three years.   The fair value of the options totaled $67,200 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 209.00%, risk free interest rate of 2.96% and an expected life of 10 years.

On June 26, 2009, the Company entered into an employment agreement with Max Lyons to become the Company’s new Chief Executive Officer.  Pursuant with the employment agreement the Chief Executive Officer will receive a base salary of $190,000 per year and will be eligible for discretionary performance and transactional bonus payments. If the Employment Agreement is terminated for certain events such as the death or disability, a material breach by the Company of the terms of the Employment Agreement or termination without “Just Cause”, the Company has agreed to either continue Mr. Lyon’s salary for three months or issue freely tradable shares of the Company stock with a value equal to three months of his salary.   Additionally, the Company has granted a ten year option to purchase 400,000 shares of the Company’s common stock with an exercise price equal to the Company’s per share market price on the date of issue; 100,000 of the options vest immediately with the remainder vesting pro rata, on a monthly basis, over the following three years.   The fair value of the options totaled $152,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 203.8%; risk free interest rate of 3.52% and an expected life of 10 years.

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

Note 6 Stock Repurchase Program

On April 3, 2009, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the Company to repurchase, from time-to-time of up to $1 million of its common stock, up to a maximum of four (4) million shares at prices of up to $5.00 per share. The Stock Repurchase Program is intended to remain in effect until December 31, 2009. As of June 30, 2009, the Company has not repurchased any stock.

Note 7 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 14, 2009, the date the financial statements were issued.

On May 30, 2009 the Company entered into a limited liability company purchase agreement to acquire all of the outstanding membership interests in Hartlab LLC (“Hartlab”), an Illinois limited liability company and CLIA-certified clinical laboratory.  By an Amendment dated June 30, 2009, the Company and the owner of Hartlab agreed to extend the closing date of the transaction from June 30, 2009 to July 10, 2009.  On July 8, 2009, the Company entered into a second amendment to the limited liability purchase agreement and consummated the acquisition contemplated by the Purchase Agreement as amended.

The Company acquired Hartlab to be able to develop and commercialize diagnostic test panels for the detection of zinc and copper abnormalities in the mature population.

The Company paid $201,141 in cash and issued 50,000 unregistered shares of the Company’s common stock in exchange for all of the issued and outstanding membership interests of HartLab.  The Company paid $14,000 of the cash purchase price upon signing of the Purchase Agreement in May, 2009 and the remainder of $187,141 was paid at closing. In addition, Adeona agreed to guarantee and seek to release the seller from the seller’s personal guarantee of the remaining balance of two outstanding clinical equipment leases of HartLab totaling $78,859.  The Company has placed this amount in escrow which will be returned within 60 days provided the seller is released from his personal guarantee, or in the alternative, after 60 days will be paid to the lessors to pay off such equipment leases. Additionally, the Company entered into a consulting agreement with the seller for a period of up to twelve months for a monthly consulting fee of $4,000.

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

Overview

Since our inception during January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical products, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date. Our major sources of working capital have been proceeds from equity financings from affiliates of our Chairman and various private financings, primarily involving private sales of our common stock and other equity securities.

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

Results of Operations

Three Months Ended June 30, 2009 and March 31, 2009

The net loss for the quarter ended June 30, 2009 was $879,550 or $0.04 per share compared to a net loss of $1,113,275 or $0.05 per share for the previous quarter ended March 31, 2009, a reduction of 21%.  The net loss for the quarter ended June 30, 2009 excluding depreciation, stock based compensation, and stock-based consulting and contributed services was $659,299 compared to $758,221 for the previous quarter ended March 31, 2009, a reduction of 13%.  The net loss for the quarter ended June 30, 2009 included a one-time cash expense of $75,000 related to the cancelled acquisition of Colwell Clinical Laboratories.

Three Months Ended June 30, 2009 and 2008.

Research and Development Expenses. For the three months ended June 30, 2009, research and development expense was $405,645 as compared to $1,168,363 for the three months ended June 30, 2008. The decrease of $762,718 is due primarily to a decrease of approximately $394,000 in stock based compensation charges, a decrease of  approximately $226,000 associated with payments related the development of our licensed clinical drug candidates, a decrease in salaries and related taxes of approximately $102,000 and a decrease in allocated overhead expenses of approximately $41,000.

General and Administrative Expenses. For the three months ended June 30, 2009, general and administrative expense was $473,961 as compared to $633,588 for the three months ended June 30, 2008. The decrease of $159,627 is due primarily to a decrease in salaries and payroll taxes of approximately $160,000 and a decrease in stock based compensation charge of approximately $94,000, offset by an increase in allocated overhead of approximately $36,000.

Other Income (Expense), net. For the three months ended June 30, 2009, other income was $56 compared to other income of $30,238 for the three months ended June 30, 2008. For the three months ended June 30, 2009, interest income was $56 as compared to $30,238 for the three months ended June 30, 2008. Interest income was lower for the period in 2009 as compared to the same period in 2008 due to lower interest rates and lower levels of cash in interest bearing accounts.

Net Loss. Net loss for the three months ended June 30, 2009, was $879,550 as compared to $1,771,713 for the three months ended June 30, 2008. This decrease in net loss of $892,163 is attributable primarily to a decrease in research and development expense of $762,718, a decrease in general and administrative expenses of $159,627 and an increase in other income of $30,182 as discussed above.

Six Months Ended June 30, 2009 and 2008.

Research and Development Expenses. For the six months ended June 30, 2009, research and development expense was $901,639 as compared to $3,292,983 for the six months ended June 30, 2008. The decrease of $2,391,344 is due primarily to a decrease of  approximately $1,067,000 associated with payments related to the development of our licensed clinical drug candidates, a decrease of approximately 839,000 in stock based compensation charges, a decrease in salaries and related taxes of approximately $398,000 and a decrease in allocated overhead expenses of approximately $87,000.

General and Administrative Expenses. For the six months ended June 30, 2009, general and administrative expense was $1,093,864 as compared to $1,636,170 for the six months ended June 30, 2008. The decrease of $542,306 is due primarily to a decrease in salaries and payroll taxes of approximately $260,000, a decrease in stock based compensation charge of approximately $164,000, a decrease in allocated overhead of approximately $60,000 and a decrease in professional fees of approximately $52,000.

Other Income (Expense), net. For the six months ended June 30, 2009, other income was $2,678 compared to other income-net of $67,984 for the six months ended June 30, 2008. For the six months ended June 30, 2009, interest income was $2,678 as compared to $81,815 for the six months ended June 30, 2008. Interest income was lower for the period in 2009 as compared to the same period in 2008 due to lower interest rates and lower levels of cash in interest bearing accounts. For the six months ended June 30, 2009, interest expense was $0 as compared to $13,831 for the six months ended June 30, 2008. Interest expense for the period in 2008 relates to interest paid on the notes payable which were repaid in March 2008.

Net Loss. Net loss for the six months ended June 30, 2009, was $1,992,825 as compared to $4,861,169 for the six months ended June 30, 2008. This decrease in net loss of $2,868,344 is attributable primarily to a decrease in research and development expense of $2,391,344, a decrease in general and administrative expenses of $542,306 and an increase in other income-net of $65,306 as discussed above.

Liquidity and Capital Resources

At June 30, 2009, Adeona had cash of approximately $4.42 million and working capital of approximately $4.06 million.  Excluding the one-time cash expenditure of $75,000 related to the cancelled acquisition of Colwell Clinical Laboratories, Adeona’s net decrease in working capital, or “burn rate”, for the quarter ended June 30, 2009 was $572,373 which compares to Adeona’s burn rate of $596,288 for the previous quarter ended March 31, 2009.  Adeona currently believes that it has sufficient working capital to fund operations for the next 16 months.  As a result of Adeona’s acquisition on July 9, 2009 of Hartlab LLC, a Chicago-area CLIA-certified clinical reference laboratory,  Adeona has begun generating revenues in the current quarter and plans to launch a suite of assays intended to diagnose and quantify potential copper toxicity and other metal-implicated neurodegenerative conditions.

During the six months ended June 30, 2009, we had a net decrease in cash of $1,433,883. Total cash resources as of June 30, 2009 was $4,422,501. During the six months ended June 30, 2009 and 2008, net cash used in operating activities was $1,459,083 and $3,121,582 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash provided by investing activities was $25,200 for the six months ended June 30, 2009 compared to $21,398 net cash used in investing activities for the six months ended June 30, 2008.  The net cash provided by investing activities for the six months ended June 30, 2009 resulted from the proceeds from the sale of equipment in the amount of $25,200.  The net cash used in investing activities for the six months ended June 30, 2008 resulted from the purchase of property and equipment in the amount of $21,398.

Net cash used in financing activities was $0 for the six months ended June 30, 2009 compared to $896,585 of net cash used in financing activities for the six months ended June 30, 2008. The net cash used in financing activities for the six months ended June 30, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $3,415 from the issuance of  preferred and common stock.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $40,274,501 through June 30, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 16 months.

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

Product Candidates

Copper and Zinc Metabolism Clinical Diagnostic Products and Services

During the first quarter of 2009, we analyzed patient samples from an IRB-approved, prospective, observational, blinded clinical trial that we sponsored and conducted during 2007 and 2008.  Such study enrolled 90 subjects, 30 with Alzheimer's disease (AD), 30 with Parkinson's disease (PD) and 30 age-matched normal subjects. The purpose of the study was to evaluate serum markers of copper status and compare these results across the three groups of patients. The results of such study indicate highly statistically significant differences in serum markers of copper status between AD and normal subjects. We believe that the differences observed suggest that Alzheimer's patients have impaired metabolic functioning that decreases their protection from chronic copper toxicity, which may contribute to the progression of their disease. The results from this study also appear to indicate a subclinical zinc deficiency in AD subjects. We announced these results in the first half of July at the 2009 International Conference on Alzheimer's Disease (ICAD) in Vienna, Austria and intend to launch a panel of copper and zinc metabolism clinical diagnostics based upon our findings through our Hartlab LLC subsidiary.  There are an estimated 5.8 million, 1.5 million and 15 million persons in the U.S. with Alzheimer’s disease, Parkinson’s disease and mild cognitive impairment (MCI), respectively, that may benefit from our planned panel of clinical diagnostic products and services.

On July 8, 2009 we consummated the acquisition of Hartlab LLC (“Hartlab”), an Illinois limited liability company and CLIA-certified clinical laboratory through which we intend to launch and market our intended panel of copper and zinc metabolism clinical diagnostic products and services.

Through June 30, 2009, we incurred approximately $41,000 associated with our copper and zinc metabolism clinical diagnostics products and services.

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

Zinc-monocysteine is a complex of zinc and the amino acid cysteine that we believe may have improved properties compared to currently marketed zinc–based products.  Zinc-monocysteine was invented and developed by David A. Newsome, M.D., President of the Company's subsidiary Healthmine and former Chief of the Retinal Disease Section of the National Eye Institute (NEI).  Dr. Newsome was the first to pioneer and demonstrate the benefits of oral high dose zinc therapy in Dry Age-Related Macular Degeneration (“Dry AMD”).  Oral high dose zinc containing products now represent the standard of care for Dry AMD affecting over 10 million Americans and have annual sales of approximately $300 million.  Zinc monocysteine has completed an 80-patient, randomized, double-masked, placebo controlled clinical trial in dry AMD and demonstrated highly statistically significant improvements in central retinal function the results of which were published in a peer-reviewed journal in 2008.  In addition, we believe that our patent pending modified-release formulations of zinc-monocysteine and other zinc moieties may offer the significant advantages of convenient once-a-day dosing and improved gastrointestinal tolerability compared to currently-marketed oral high dose zinc-containing products.

Our sales and marketing plans include promoting prevention through public awareness, physician and patient education including current research,  the research and development, through our Hartlab subsidiary, of potential proprietary diagnostic products to aid in the identification of individuals who may be at increased risk as well as the commercialization of our proprietary zinc-based products intended for the treatment and/or nutritional support of conditions characterized by subclinical zinc deficiency and chronic copper toxicity.  Through our Healthmine subsidiary, we launched copperproof.com, a website intended to increase public awareness aimed at the prevention of chronic copper toxicity.  Our EyeDaily™ brand of oral zinc-based therapies is expected to utilize patent-pending product packaging that incorporates an eye-self test to improve compliance and convenience of patients with Dry AMD.

Through June 30, 2009, we have incurred approximately $476,000 of costs related to our development of Zinthionein of which $154,000 was incurred during 2007, $256,000 which was incurred in 2008 and $66,000 which was incurred during the first half of 2009.

Oral dnaJP1

In June 2008, we in-licensed Oral dnaJP1, an oral, candidate for the treatment of rheumatoid arthritis (RA) which has completed a 160 patient, multi-center, double-blind, randomized, placebo-controlled Phase II clinical trial for the treatment of RA. Rheumatoid arthritis is an autoimmune disease which affects approximately 20 million people worldwide.  Oral dnaJP1 is a epitope specific immunotherapy for RA patients. Oral dnaJP1 is a heat shock protein (hsp)-derived peptide which was previously identified as a contributor of T cell mediated inflammation in RA. Immune responses to hsp are often found at sites of inflammation and have an initially amplifying effect that needs to be down regulated to prevent tissue damage. The mechanisms for this regulation involve T cells with regulatory function that are specific for hsp-derived antigens. This regulatory function is one of the key components of a "molecular dimmer" whose physiologic function is to modulate inflammation independently from its trigger. This function is impaired in autoimmunity and could be restored for therapeutic purposes. Through June 30, 2009, we have incurred approximately $361,000 of costs related to our development of Oral dnaJP1 of which $219,000 has been incurred in 2008 and $142,000 was incurred during the first half of 2009.  We are seeking potential U.S. and international corporate partners for the manufacturing, testing and further development of oral dnaJP1.

TRIMESTA ™   (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase IIb clinical trial using TRIMESTA™ for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase IIb clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTA™ in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTA™ has been primary financed by grants from the NIH and various non-profit foundations. Through June 30, 2009, we have incurred approximately $741,000 of costs related to our development of TRIMESTA™ of which approximately $49,500, $185,500, 194,000 and $256,000 was incurred in fiscal years 2005, 2006, 2007 and 2008 respectively, and approximately $56,000 was incurred in 2009.  During 2009, this clinical trial was expanded to include 16 total clinical trial sites.

Oral flupirtine

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with flupirtine in fibromyalgia patients.  Our scientific collaborator also received institutional review board (IRB) approval to conduct this study.  Through June 30, 2009, we have incurred approximately $112,000 of costs related to our development of flupirtine, of which $85,000 was incurred during 2007 and $27,000 was incurred during 2008 and $0 during 2009.  During 2008, we obtained an option to license issued and pending patent applications relating to flupirtines use in the treatment of ophthalmic indications.  We are seeking potential U.S. and international corporate partners for the further development of flupirtine for various indications.

Oral TTM (oral tetrathiomolybate)

Through June 30, 2009, we have incurred approximately $3,624,000 of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000, $1,676,000 and $725,000 was incurred in fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $12,000 was incurred during 2009.

We are seeking potential U.S. and international corporate partners for the further development of Oral TTM for Wilson's Disease,  Alzheimer’s disease, Parkinson's disease and Huntington’s Disease.

Anti-CD4 802-2

Through June 30, 2009, we have incurred $1,532,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000, $121,000 and $82,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 respectively and approximately $67,000 has been incurred in 2009.  We are seeking potential U.S. and international corporate partners for the further development of anti-CD4 802-2 for various indications.

Additional Licenses

We may enter into additional license agreements relating to new diagnostic product and drug candidates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4T. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

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

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 13, 2009, a subsidiary of the Company was served with legal action from an individual regarding payment of past consulting services and associated expenses from 2005.  The Company believes the lawsuit is without merit.  The Company has engaged legal counsel to respond to this matter.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of June 30, 2009, we have expended approximately $24.3 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future. Even if we succeed in developing and commercializing one or more of our product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we do the following:

●	continue to undertake pre-clinical development and clinical trials for our product candidates;
●	incur sales and marketing expenses associated with our proposed diagnostic products and services;
●	seek regulatory approvals for our product candidates;
●	implement additional internal systems and infrastructure;
●	lease additional or alternative office facilities; and
●	hire additional personnel, including members of our management team.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing, and securing our proprietary technology and Hartlab LLC subsidiary, and undertaking pre-clinical trials and Phase I/II, and Phase II and Phase III clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have experienced several management changes.

We have had significant changes in management in the past two years.  Effective July 1, 2008, Charles L. Bisgaier resigned as our President and Corporate Secretary and as a director of our Company.  Also effective on July 1, 2008, Steve H. Kanzer resigned as our Chief Executive Officer (although he did remain as our Chairman of the Board).  Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer; however effective March 29, 2009, Mr. Stergis resigned his position, but remained a director of the Company. The Board then appointed Steve H. Kanzer as our interim Chief Executive Officer and President. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Mr. Kanzer remained as Chairman of the Board of the Company. Changes in key positions in our Company, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

As of June 30, 2009, we have 3 full-time employees and 3 part-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We intend to recruit certain key executive officers, including a Vice President of Sales and Marketing and Vice President of Business Development during 2009. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Effective March 29, 2009, Nicholas Stergis resigned as our Chief Executive Officer. Mr. Stergis remains a director of the Company. Steve H. Kanzer was appointed our President and Chief Executive Officer.  Effective June 26, 2009, Steve H. Kanzer resigned as our President and Chief Executive Officer upon the appointment of Max Lyon as President and Chief Executive Officer.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our dnaJP1, TRIMESTA, Zinthionein, CD4 Inhibitor 802-2 and flupirtine development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician sponsored clinical trials or physician sponsored INDs for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.  For example, the clinical trials for oral TTM have been conducted and completed prior to us licensing this technology from the University of Michigan. We have experienced delays and/or an inability to obtain clinical trial data relating to oral TTM.  We have also experienced similar difficulties with our Zinthionein program.  George J. Brewer, M.D., our initial clinical collaborator for oral TTM for Wilson’s disease, has retired from University of Michigan, will no longer participate as a clinical investigator and no longer has an IND for oral TTM.  We do not plan to conduct any further clinical studies of oral TTM.  Should we or a future sublicensee elect to seek to conduct additional clinical trials of oral TTM, we or such sublicensee as the case may be would be expected to be required to file a new IND with the FDA for oral TTM and gain FDA approval for such IND prior to initiating any clinical studies and would be subject to the risks and potential delays associated with obtaining such approval.  We awarded our license agreement with University of Michigan to limit our field of use for oral TTM to Alzheimer's disease, Parkinson's disease and Huntington's disease. The license agreement contains due diligence obligations, including initiating certain manufacturing and clinical testing obligations through the first half of 2010 that we or a sublicensee would be required to meet in order to maintain the license. Any delay or inability to obtain any data, and any such regulatory issues, might result our inability to advance our products through the regulatory process or obtain pharmaceutical partners for them or loss of licenses.

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

Recent initiatives to reduce the federal deficit and to change health care delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, price controls on pharmaceuticals, and other fundamental changes to the health care delivery system. Any changes of this type could negatively impact the commercial viability of our products, if approved. Our ability to successfully commercialize our product candidates, if they are approved, will depend in part on the extent to which appropriate reimbursement codes and authorized cost reimbursement levels of these products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations. In the absence of national Medicare coverage determination, local contractors that administer the Medicare program may make their own coverage decisions. Any of our product candidates, if approved and when commercially available, may not be included within the then current Medicare coverage determination or the coverage determination of state Medicaid programs, private insurance companies or othe r health care providers.  In addition, third-party payers are increasingly challenging the necessity and prices charged for medical products, treatments and services.

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

We cannot assure you that we will be able to maintain the listing standards of the NYSEAmex formerly the American Stock Exchange or NYSE Alternext US. The NYSEAmex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and timely filed audited and unaudited reports as required by the S.E.C. and as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSEAmex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  During 2009, in order to remain listed on NYSEAmex, we are required to maintain a minimum stockholders’ equity of $4 million and this requirement will likely increase to $6 million in 2010.

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

Our board has approved a plan to re-incorporate the Company from the State of Delaware to the State of Nevada

During the Company’s annual shareholder meeting held during June 2008, the Company received authorization to re-incorporate from the State of Delaware to the State of Nevada.  The Company intends to complete this re-incorporation during 2009.

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

We have limited experience.

Many of our technologies, particularly our copper and zinc diagnostic testing technologies, are at an early stage of discovery and development. We continue to develop and commercialize new diagnostic products and create new applications for our products through our Hartlab subsidiary. We are also researching, developing and pursuing the commercialization of various diagnostic tests for copper and zinc status through Hartlab. We have limited or no experience in these applications as well as operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our diagnostic and therapeutic products and applications perform properly and are cost-effective and can be reimbursed by Medicare and other healthcare insurers. There is no assurance that either of these events will occur. Even if we develop products for commercial use we may not be able to develop products that are accepted in the Alzheimer’s disease or other markets that include patients with neurodegenerative diseases.

We may not be able to generate any revenue from copper and zinc status tests or any other tests we may develop.

We have committed significant research and development resources to the development of copper and zinc status tests. Although there is a large potential market for such testing, there is no guarantee that we will successfully generate significant revenues from this or any other tests for any use. We plan to launch through Hartlab, our CLIA certified laboratory, a copper and zinc status test panel during 2009.

However, there is no guarantee that we will be able to successfully launch this test panel or other diagnostic tests on the anticipated timelines or at all. We have no experience in performing, selling or marketing diagnostic test panel or any other tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•	reliance on our Hartlab operations, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA and other regulations;

•
our ability to establish and maintain adequate infrastructure to support the commercial launch and sale of our diagnostic tests through our Hartlab subsidiary, including establishing adequate laboratory space, information technology infrastructure, sample collection and tracking systems and electronic ordering and reporting systems and other infrastructure and hiring adequate laboratory and other personnel;

•
the availability of adequate study samples for validation studies for any diagnostic tests we develop, the success of such validation studies and our ability to publish study results in peer-reviewed journals;

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of diagnostic or other tests, including copper and zinc; status tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety or effectiveness or clinical utility of our tests;

•
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating diagnostic testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;

•	coverage and reimbursement levels by government payors and private insurers;

•	the level of physician and customer adoption of any diagnostic tests we develop;

•	pricing pressures and changes in third-party payor reimbursement policies;

•	general changes or developments in the market for Alzheimer’s disease diagnostics or diagnostics in general;

•	ethical and legal issues concerning the appropriate use of the information resulting from Alzheimer’s disease diagnostic tests or other tests;

•	our ability to promote and protect our products and technology; and

•	intellectual property rights held by others or others infringing our intellectual property rights.

We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory certifications.

We plan to validate copper and zinc status tests and commercialize them through Hartlab, our CLIA-licensed laboratory located in Bolingbrook, IL. We only recently acquired Hartlab in 2009 and as a result have little experience operating a CLIA-licensed laboratory. Because there is substantial distance between Hartlab and us, we may have logistical and operational challenges in effectively managing and operating Hartlab. If we are unable to successfully transfer our diagnostic technology and tests to Hartlab for validation or if Hartlab is unable to successfully validate any tests that we intend to commercialize through Hartlab, we may not be able to successfully commercialize such tests on the anticipated timelines or at all. Although we have invested in Hartlab’s infrastructure, it is possible that we may not have adequate infrastructure in place for the commercial launch and sale of our diagnostic tests through Hartlab. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate Hartlab and obtain and maintain required regulatory approvals.

Hartlab as a clinical laboratory is subject to CLIA, which is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Hartlab is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Florida, Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

Our diagnostic tests are subject to changes in CLIA, FDA and other regulatory requirements

We initially plan to validate assays and commercialize our tests in the form of laboratory developed tests (LDTs) through Hartlab, our CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assay (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs. Concurrently with our LDT commercialization activities, we may conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests or maintain Hartlab’s CLIA-certified laboratory status, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current diagnostic product candidates may not have favorable results in later studies or trials.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Our product candidates may fail to demonstrate positive results in clinical trials despite having progressed through earlier-stage trials. In particular, the limited results that we have obtained for our diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a product development program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization.

If the medical relevance of copper and zinc status is not demonstrated or is not recognized by others, we may have less demand for our products and services and may have less opportunity to enter into diagnostic product development and commercialization collaborations with others.

Some of the products we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about the roles of copper and zinc in the progression and development of neurodegenerative diseases such as Alzheimer’s disease, dementia and mild cognitive impairment may help scientists and clinicians better understand and treat conditions or complex disease processes. We cannot be certain that this type of information will play a key role in the development of diagnostics or other products in the future, or that any of our findings would be accepted by clinicians, researchers or by any other potential market or industry partner or customer. If we are unable to generate additional valuable information and data about the usefulness of copper and zinc status testing, the demand for our products, applications, and services will be reduced and our business will be harmed.

If our laboratory facilities are damaged, our business would be seriously harmed.

Our only laboratory facility for copper and zinc testing products is located in Bolingbrook, IL. Damage to our facilities due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

We may not have adequate insurance if we become subject to product liability or other claims.

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we prepare to commercialize our copper and zinc status tests. We have product and general liability insurance that covers us against specific product liability and other claims up to an annual aggregate limit of $5 million. Any claim in excess of our insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. It is difficult to determine whether we have obtained sufficient insurance to cover potential claims. Also, we cannot assure you that we can or will maintain our insurance policies on commercially acceptable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of 2009, the Company issued a total of 212,775 shares of our common stock to 3 consultants for services rendered.  These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)15d-14(a)*

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADEONA PHARMACEUTICALS, INC.
By:   /s/ Max Lyon
Max Lyon
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 14, 2009