Form 10-Q
period 2009-09-30
ADEONA PHARMACEUTICALS, INC.
filed 2009-11-16
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 1-12584

ADEONA PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3930 Varsity Drive Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2009, the registrant had 21,477,336 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets

Assets	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$3,532,469	$5,856,384
Accounts receivable -net	98,205	-
Other receivables	300	55,419
Prepaid expenses	27,275	15,109
Total Current Assets	3,658,249	5,926,912

Property and equipment, net of accumulated depreciation of $888,208 and 591,876	1,147,862	1,446,407

Goodwill	178,229	-

Deposits and other assets	90,848	11,989

Total Assets	$5,075,188	$7,385,308

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$255,856	$574,896
Accrued liabilities	1,050	45,820
Current portion of long term liabilities	17,006	-
Total Current Liabilities	273,912	620,716

Long Term Liabilities:
Accounts payable	175,160	-

Total Liabilities	449,072	620,716

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,477,336 and 20,882,839 shares issued and outstanding	21,477	20,883
Additional paid-in capital	45,503,923	45,025,385
Deficit accumulated during the development stage	(40,899,284)	(38,281,676)
Total Stockholders' Equity	4,626,116	6,764,592

Total Liabilities and Stockholders' Equity	$5,075,188	$7,385,308

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the Period from January 8, 2001 (Inception) to
	2009	2008	2009	2008	September 30, 2009

Net Revenues:	$51,085	$-	$51,085	$-	$51,085

Operating Expenses:
Research and development	325,662	863,272	1,219,135	4,156,255	17,023,500
General and administrative	351,646	606,685	1,410,200	2,242,855	10,931,047
Total Operating Expenses	677,308	1,469,957	2,629,335	6,399,110	27,954,547

Loss from Operations	(626,223)	(1,469,957)	(2,578,250)	(6,399,110)	(27,903,462)

Other Income (Expense):
Interest income	148	26,688	2,826	108,503	474,451
Gain (loss) in sale of equipment	-	14,430	(42,184)	14,430	(41,827)
Interest expense	-	-	-	(13,831)	(66,760)
Total Other Income, net	148	41,118	(39,358)	109,102	365,864

Net Loss	$(626,075)	$(1,428,839)	(2,617,608)	$(6,290,008)	$(27,537,598)

Less: Preferred stock dividend - subsidiary	-	-	-	-	(951,250)
Less: Merger dividend	-	-	-	-	(12,409,722)

Net Loss Applicable to Common Shareholders	$(626,075)	$(1,428,839)	$(2,617,608)	$(6,290,008)	$(40,898,570)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.07)	$(0.12)	$(0.31)	$(5.44)

Weighted average number of shares outstanding
during the period - basic and diluted	21,437,701	20,715,966	21,276,912	20,587,746	7,524,006

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months September 30,		For the period from January 8, 2001 (Inception) to
	2009	2008	September 30, 2009
Cash Flows From Operating Activities:
Net loss	$(2,617,608)	$(6,290,008)	$(27,537,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Recognition of stock-based consulting	63,215	344,169	1,590,885
Recognition of stock-based compensation	181,325	1,110,771	3,342,946
Stock issued as compensation	-	55,385	55,385
Stock issued as compensation in acquisition of subsidiary	-	-	601,712
Stock issued for consulting fees	64,586	90,042	168,628
Stock issued for milestone payment	-	50,000	75,000
Stock issued for license fee	41,250	145,000	594,941
Contributed services - related party	100,000	73,750	449,395
Depreciation	272,485	307,466	909,672
Provision for uncollectible accounts receivable	7,785	-	7,785
Loss on exchange of equipment to settle accounts payable	18,674	-	19,031
Loss on sale of equipment	15,725	(14,430)	15,725

Changes in operating assets and liabilities:

Accounts receivable	(18,548)	-	(18,548)
Prepaid expenses and other current assets	35,168	4,436	(26,675)
Deposits and other assets	(78,859)	1,392	(90,848)
Accounts payable	(364,033)	(135,177)	302,443
Current portion of Long Term Liabilities	17,006	-	17,006
Accrued liabilities	(44,770)	116,979	4,068
Long Term Payables	143,243	-	143,243
Net Cash Used In Operating Activities	(2,163,356)	(4,140,225)	(19,375,804)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(21,398)	(2,032,805)
Proceeds from the sale of equipment	25,200	-	157,465
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Cash paid to acquire Hart Lab	(201,141)	-	(201,141)
Cash received from Acquisition of Hart Lab	5,624	-	5,624
Net Cash Used In Investing Activities	(170,317)	(21,398)	(2,735,857)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-		3,210,338
Repayments of loans payable - related party	-		(220,000)
Proceeds from notes payable	-	-	1,100,000
Repayments of notes payable	-	(900,000)	(1,100,000)
Proceeds from issuance of common stock for stock option exercises	9,758	4,428	14,149
Proceeds from issuance of preferred and common stock	-	-	1,150,590
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrant exercise	-	-	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By (Used In) Financing Activities	9,758	(895,572)	25,644,130

Net increase (decrease) in cash and cash equivalents	(2,323,915)	(5,057,195)	3,532,469

Cash and cash equivalents at beginning of period	5,856,384	11,492,802	-

Cash and cash equivalents at end of period	$3,532,469	$6,435,607	$3,532,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$13,831	$66,760
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Loss on exchange of equipment to settle accounts payable	$5,925	$-	$98,219
Sale of equipment in exchange for other receivables	$-	$-	$8,685
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$-	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock.	$-	$-	$951,250
The Company issued shares and warrants in connection with the
conversion of certain related party debt.	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Organization and Nature of Operations and Basis of Presentation

(A) Description of the Business

Adeona Pharmaceuticals, Inc. a Nevada corporation  (“Adeona” or the “Company”) is dedicated to the awareness, diagnosis, prevention and treatment of subclinical zinc deficiency and chronic copper toxicity in the mature population. Adeona believes that such conditions may contribute to the progression of debilitating degenerative diseases, including, Dry Age-Related Macular Degeneration (Dry AMD), Alzheimer's disease (AD) and mild cognitive impairment (MCI) in susceptible persons. The Company has launched its Copper-ProofTM Test Panel to allow physicians, via the company’s HartLab subsidiary, to determine the copper and zinc status of their patients with these diseases and is also preparing to commercialize an advanced, oral, gastro-retentive, sustained release zinc therapy for this patient population which the Company currently plans to initially launch in the first quarter of 2010. Adeona also has a number of late-stage clinical drug candidates for the treatment of rheumatoid arthritis, such as oral dnaJP1, and oral estriol (Trimesta™) for women with relapse-remitting multiple sclerosis.

(B) Corporate Name Change and Nevada Reincorporation

On October 16, 2008, the Company completed a corporate name change to Adeona Pharmaceuticals, Inc. from Pipex Pharmaceuticals, Inc.   On October 15, 2009, the Company reincorporated to Nevada from Delaware pursuant to the discretionary reincorporation plan approved by stockholders at the Company’s 2008 Annual Meeting of Stockholders held in June 2008. The reincorporation was effected by the merger of Adeona Pharmaceuticals, Inc., a Delaware corporation (“Adeona Delaware”), with and into a newly created, wholly-owned Nevada subsidiary corporation.

In the reincorporation, each outstanding share of common stock of the Delaware corporation was automatically converted into one share of common stock of the Company as a Nevada corporation and all options and other rights to acquire Adeona Delaware common stock outstanding immediately prior to the reincorporation were automatically converted into options and rights to acquire the same number of shares of common stock of the Company as a Nevada corporation. Shareholders are not required to exchange their existing stock certificates of Adeona Delaware, which now represent the same number of shares of common stock of the Company as a Nevada corporation. Outstanding shares of the Company’s common stock retain the same CUSIP number as the corresponding shares of Adeona Delaware prior to the reincorporation, and the Company’s common stock continues to be listed on the NYSE Amex stock exchange (formerly known as the American Stock Exchange and the NYSE Alternext US exchange) under the same symbol, “AEN”.  The reincorporation did not result in any material changes in our business, offices, assets, liabilities, obligations or net worth, or our directors, officers or employees, and Adeona Delaware ceased to exist as a separate legal entity.  We continue to maintain our principal executive offices at 3930 Varsity Drive, Ann Arbor, Michigan 48106.

As a result of the reincorporation and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, as a Nevada corporation, is the successor issuer to Adeona Delaware and has succeeded to the attributes of Adeona Delaware as the registrant.  The common stock of the Company, as a Nevada corporation, is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year.

(D) Corporate Structure and Non-Controlling Interest

The Company has eight active subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Hart Lab, LLC (“HartLab”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”) which were previously under common control.  As of September 30, 2009, EPI, HartLab, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority owned.  The combinations of these entities prior to 2006 were accounted for in a manner similar to a pooling of interests.

For financial reporting purposes, the outstanding common stock of the Company is that of Adeona a Nevada corporation as well as that of its predecessor corporation prior to October 15, 2009, a Delaware corporation. All statements of operations, stockholders’ equity (deficit) and cash flows for each of the entities are presented as consolidated since January 8, 2001 (inception) due to the existence of common control since that date. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in Delaware in January of 2002, Putney which was incorporated in Delaware in November of 2006, Healthmine which was formed in Delaware in December 2007 and HartLab which was incorporated in Illinois as a limited liability company on August 8, 2005 and whose income is included in the Company’s consolidated financial statements as of its acquisition date of July 10, 2009.

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

Since the transaction is considered a reverse acquisition and recapitalization, pro-forma financial statements are not required.

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

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In connection with this exchange and pursuant to Securities and Exchange Commission Regulation S-X, Rule 11-01(d), “Determining whether a Non-Monetary Transaction involves the receipt of Productive Assets or of a Business” EPI was classified as a development stage company and thus was not considered a business. As a result, purchase accounting rules did not apply. Additionally, the Company has determined that even though the preferred stock of EPI was not mandatorily redeemable, this transaction is analogous to a capital transaction, and there would be no resulting gain or loss.

The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period from January 8, 2001 (inception) to September 30, 2009.

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

(B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there have been no sales, license fees or royalties earned other than the sales by the Company’s HartLab subsidiary. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $40,899,284 at September 30, 2009.

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

Significant estimates during 2009 include depreciable lives of property, valuation of warrants and stock options granted for services or compensation, respectively, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2009.

 (E) Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.

The Company maintains a sales allowance to compensate for the difference in its billing practices and insurance company reimbursements. In determining this allowance the company looks at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior two years, otherwise known as the yearly average adjustment amount. The allowance taken is the averaged yearly average adjustment amount for these prior periods and multiplied by each period’s actual gross sales to determine the actual sales allowance for each period.

(F) Risks and Uncertainties

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At September 30, 2009 and December 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2009 and December 31, 2008, the balance exceeded the federally insured limit by $0 and $5,639,249, respectively.  During 2009, the Company moved its cash into a non-interest bearing account which has unlimited insurance protection through December 31, 2009.

(H) Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Items of property and equipment with costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, as follows:

Description	Estimated Useful Life
Office equipment and furniture	5 years
Laboratory equipment	7-10 years
Manufacturing equipment	10 years
Leasehold improvements and fixtures	Lesser of estimated useful life or life of lease

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

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(I) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to September 30, 2009.

(J) Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We will continue to evaluate goodwill for impairment, at least annually.  During the nine months ended September 30, 2009, we did not identify any indication of goodwill impairment.

(K) Derivative Liabilities

In connection with the reverse acquisition, all outstanding convertible preferred stock of Adeona was cancelled and retired. The Company’s majority owned subsidiaries also contain issued convertible preferred stock; however, none of these instruments currently contains any provisions that require the recording of a derivative liability. In connection with the acquisition of EPI on January 5, 2007 (See Note 1(G)(4)), all issued and outstanding shares of Series A and B, convertible preferred stock were cancelled and retired. Consequentially there is no potential derivative liabilities will exist pertaining to these instruments.

(L) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 2,392,451 stock options and 1,070,472 warrants.  Since the Company reported a net loss for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to September 30, 2009, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three and nine month periods ended September 30, 2009 and 2008 and for the period from January 8, 2001 (inception) to September 30, 2009 was computed assuming the effect of the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the period from January 8, 2001 (inception) to September 30, 2009, in connection with the acquisition of EPI (See Note 1(G)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

(M) Research and Development Costs

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

 (N) Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, other receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(O) Stock Based Compensation

All share-based payments to employees since inception have been recorded and expensed in the statements of operations.

(P) Non-Employee Stock Based Compensation

All stock-based compensation awards issued to non-employees for services have been recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

(Q) Recent Accounting Pronouncements

 Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

On January 5, 2007, pursuant to the acquisition of EPI, the shares of Series B Convertible Preferred Stock were converted into 765,087 shares of Adeona common stock and the warrants were converted into 68,858 warrants of Adeona. (See Note 1(E)(4)).

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

(B) Common Stock Issuances of Issuer

For the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, the Company issued 54,212 shares of common stock in connection with the exercise of stock options for net proceeds of $9,758.  The related exercise price was $0.18 per share.

During the nine months ended September 30, 2009, the Company issued 232,472 shares of common stock for consulting fees having a fair value of $64,586 ($0.28 per share) based on the quoted closing trading price.

During the nine months ended September,30, 2009, the Company issued an aggregate 257,813 shares of common stock for license fees having a fair value of $41,250 ($0.16 per share) based on the quoted closing trading price.

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

For the Year Ended 2006

During 2006, the loans payable to Steve Kanzer the Company’s co-founder, and current Chairman were converted into 1,665,211 shares of common stock and 832,606 warrants.  There were no gain or loss on this transaction since it was with a related party.

During 2006, the Company completed private placements of its stock, which resulted in the issuance of 6,900,931 shares of common stock and 3,451,524 warrants. The net proceeds from the private placements were $12,765,945, which included cash paid as direct offering costs of $1,160,418.  As part of the October 2006 private placement, the Company sold 99,104 shares of its common stock and 49,552 warrants to purchase common stock for total proceeds of $200,000 to entities controlled by its then President Charles Bisgaier. As part of the same private placement, Adeona sold 49,552 shares of its common stock and 24,776 warrants to purchase common stock for total proceeds of $100,000 to a related family member of the Company’s current Chairman. The terms on which their purchases were made were identical to the terms in which the other investors in these offerings purchased shares.

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
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

(C) Common Stock Issuances of Subsidiaries

During the period from January 8, 2001 (inception) to September 30, 2008, the Company’s majority owned subsidiaries; CD4, Solovax, EPI and Epitope issued 419,000, 419,000, 825,000 and 125,000 shares of common stock, respectively, for an aggregate $1,788. Of the 825,000 shares of common stock issued by EPI, 75,000 were converted into 30,161 common shares of Adeona and the remaining 750,000 shares were cancelled and retired for no additional consideration in the acquisition of EPI on January 5, 2007. In 2005 and prior to our acquisition, HartLab issued limited liability interests to its founder and subsequently received capital contributions for no additional consideration. On July 10, 2009 the Company acquired all of the outstanding limited liability interests of Hart Lab from its founder.  See Note 7 below.

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 1,250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2009, there are 1,175,775 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of September 30, 2009, there are 1,216,676 options issued and outstanding under the 2007 Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Exercise price	$0.37 - $0.80	$0.81	$0.37 - $0.80	$0.81 - $5.10
Expected dividends	0%	0%	0%	0%
Expected volatility	198% - 209%	225%	198% – 209%	201.11% - 225%
Risk fee interest rate	1.56% - 3.52%	4.02%	1.56% – 3.52%	3.52% - 4.02%
Expected life of option	10 years	10 years	10 years	10 years

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows: immediate vesting, half vesting immediately and the remainder over three years, quarterly over three years, annually over three years, one-third immediate vesting and remaining annually over two years, one half immediate vesting with remaining vesting over nine months and one quarter immediate vesting with the remaining over three years.  All option grants are expensed in the appropriate period based upon each award vesting terms, in each case with an offsetting credit to additional paid in capital. The stock-based compensation expense recorded by the Company for the three and nine months ended September 30, 2009 and 2008 and the period from January 8, 2001 (inception) to September 30, 2009 with respect to awards under the Plan and awards issued under warrants is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,		Inception to September 30,
	2009	2008	2009	2008	2009
Research and development:
employees	$12,349	$102,556	$89,816	$768,846	$2,379,304
non-employees	21,072	21,071	63,216	313,319	603,379
General and administrative:
employees	20,875	137,902	91,508	341,926	1,547,207
non-employees	-	-	-	30,850	970,890

Total	$54,396	$261,529	$243,540	$1,454,941	$5,500,780

A summary of stock option activity for Adeona for the nine months ended September 30, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	2,297,364	$2.72
Granted	1,180,666	$1.00
Exercised	(37,948)	$0.12
Forfeited	(688,419)	$5.07

Balance at December 31, 2008	2,751,663	$1.43
Granted	585,000	$0.44
Exercised	54,212	$0.18
Forfeited	(890,000)	$0.81

Balance at September 30, 2009 (unaudited)	2,392,451	$1.45

The weighted average remaining contractual term for options outstanding at September 30, 2009 was 7.01 years. At September 30, 2009, the Company had 1,126,567 and 696,775 stock options outstanding and exercisable that had an exercise price less than the market price on that date for an aggregate intrinsic value of $547,845 and $400,595, respectively.

Of the total options granted, 1,905,508 are fully vested, exercisable and non-forfeitable and have a weighted average exercise price of $1.62.  The weighted average remaining contractual term for options that are exercisable was 6.39 years.

Of the total 2,392,451 options outstanding, 1,118,162 options are held by related parties of which 787,572 are fully vested, exercisable and non-forfeitable.

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

On January 5, 2007, the Company issued warrants to purchase 68,858 shares of common stock as part of the acquisition of EPI. (See Note (1)(G)(4)).

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

On October 31, 2006, the loans payable to the Company’s founder and current Chairman were converted into 1,665,211 shares of common stock and 832,606 warrants to purchase common stock. The warrants had an exercise price of $2.22 and a life of 5 years. The warrants were forfeited on January 14, 2009.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of warrant activity for Adeona for the nine months ended September 30, 2009 (unaudited) and for the year ended December 31, 2008 is as follows:

Number of Shares
Balance as December 31, 2007	2,278,416
Granted	13,333
Exercised	—
Forfeited	—

Balance at December 31, 2008	2,291,749
Granted	—
Exercised	—
Forfeited	(1,221,277)

Balance as September 30, 2009 (unaudited)	1,070,472

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
$0.41	5,000	1.63 Years
$2.22	626,809	3.32 Years
$3.30	61,207	5.67 Years
$3.75	50,000	6.38 Years
$6.36	327,456	3.11 Years

	1,070,472	4.34 Years

 (F) Options of Subsidiary

CD4 had 30,000 options outstanding and exercisable which were granted during 2004 and 2007. On August 5, 2009, 10,000 of these options expired. As of September 30, 2009 a total of 20,000 options were outstanding and exercisable with an exercise price of $0.20 and a remaining contractual life of 2.62 years.

Epitope has 50,000 options outstanding and 10,000 options exercisable, with an exercise price of $0.001 and a remaining contractual life of 8.75 years as of September 30, 2009.  These options were granted during 2008, vest annually over 5 years and have a fair value of $50 which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

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

(B) Research Agreement

In September 2005, the Company entered into a three-year sponsored research agreement with the University of Michigan. Pursuant to that agreement, the Company sponsored approximately $460,000 per year, payable in monthly installments. This agreement can be extended for an additional two-year period.  The Company can terminate the agreement by giving 90 days prior written notice.  On March 20, 2008, the Company provided the University with written notice of termination of the agreement.  On March 24, 2009 the Company entered into a repayment plan with the University to pay the outstanding amount owed under the original agreement in the amount of $197,335.  The Company will pay $5,000 per month until the payable is paid in full.

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

On July 1, 2008, Mr. Kanzer resigned his position as Chief Executive Officer, but continues to serve as the Company’s Chairman on a full time basis.

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

Effective March 29, 2009, Mr. Stergis resigned his position as the Company’s Chief Executive Officer, and was paid severance of $97,500 over six months, ending September 2009.  Per the terms of the agreement, 500,000 unvested stock options were cancelled on March 29, 2009 and 300,000 vested options that were unexercised cancelled on June 28, 2009. On August 20, 2009 Mr. Stergis resigned from the Company’s Board of Directors.

On January 6, 2009, Mr. Kanzer (our current Chairman) entered into an amended agreement with the Company which extended his employment agreement through January 9, 2010 with an annual salary of $1.  Also, Mr. Kanzer agreed to forego the $100,000 guaranteed bonus otherwise due to him on January 1, 2009.  The amount of $100,000 was recorded as a capital contribution during the first quarter of 2009. Mr. Kanzer reimburses the Company for the Company’s cost of Mr. Kanzer’s health insurance.  On March 29, 2009, Mr. Kanzer assumed the duties of the Chief Executive Officer and President until the appointment of Max Lyon, the Company’s current Chief Executive Officer and President on June 26, 2009.

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

On June 26, 2009, the Company entered into an employment agreement with Max Lyon to become the Company’s new President & Chief Executive Officer.  Pursuant with the employment agreement Mr. Lyon will receive a base salary of $190,000 per year and will be eligible for discretionary performance and transactional bonus payments. If the Employment Agreement is terminated for certain events such as the death or disability, a material breach by the Company of the terms of the Employment Agreement or termination without “Just Cause”, the Company has agreed to either continue Mr. Lyon’s salary for three months or issue freely tradable shares of the Company stock with a value equal to three months of his salary.   Additionally, the Company has granted a ten year option to purchase 400,000 shares of the Company’s common stock with an exercise price equal to the Company’s per share market price on the date of issue; 100,000 of the options vest immediately with the remainder vesting pro rata, on a monthly basis, over the following three years.   The fair value of the options totaled $152,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 203.8%; risk free interest rate of 3.52% and an expected life of 10 years.

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

 (D) Litigation

On January 13, 2009, EPI was served with legal action from an individual regarding payment of past consulting services and associated expenses from 2005.  The Company believes the lawsuit is without merit.  The Company has engaged legal counsel to represent the Company in this matter.

Note 6 Stock Repurchase Program

On April 3, 2009, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the Company to repurchase, from time-to-time of up to $1 million of its common stock, up to a maximum of four (4) million shares at prices of up to $5.00 per share. The Stock Repurchase Program is intended to remain in effect until December 31, 2009. As of September 30, 2009, the Company has not repurchased any shares pursuant to this program.

Note 7 Acquisition of Hart Lab, LLC

On May 30, 2009 the Company entered into a limited liability company purchase agreement to acquire all of the outstanding membership interests in Hart Lab LLC, an Illinois limited liability company and CLIA-certified clinical laboratory.  By an Amendment dated June 30, 2009, the Company and the owner of Hart Lab agreed to extend the closing date of the transaction from June 30, 2009 to July 10, 2009.  On July 10, 2009, the Company entered into a second amendment to the limited liability purchase agreement and consummated the acquisition contemplated by the Purchase Agreement as amended.

The Company acquired HartLab to be able to development and commercialize its diagnostic test panel for the detection of zinc and copper deficiencies in the mature population.  The Company paid $201,141 in cash and issued 50,000 unregistered shares of the Company’s common stock, having a fair value of $19,000 ($0.36/share), based upon the quoted closing trading price in exchange for all of the issued and outstanding membership interests of HartLab.  The Company paid $14,000 of the cash purchase price upon signing of the Purchase Agreement in May, 2009 and the remainder of $187,141 was paid at closing. In addition, Adeona agreed to guarantee and seek to release the seller from the seller’s personal guarantee of the remaining balance of two outstanding clinical equipment leases of HartLab totaling $78,859.  As of September 30, 2009 this amount remains in escrow, however all personal guarantee’s of the seller have been removed and the company expects to have this money returned in the near term.

The estimated purchase price for HartLab, as presented below, represents preliminary fair value estimates at the date of acquisition. Goodwill includes a preliminary estimate for the value of certain customer accounts. As applicable, these intangibles will be identified and valued for purposes of presenting intangible assets outside of the presentation for goodwill.

Consideration transferred at fair value:
Cash	$201,141
Common stock	19,000
Total consideration	220,141
Net assets acquired:
Current assets	124,746
Current liabilities	82,834
Total net assets acquired	41,912
Goodwill – at fair value	$178,229

The following unaudited interim condensed consolidated pro forma information gives effect to the acquisition of HartLab as if the transaction had occurred on January 1, 2008. The following pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on January 1, 2008, nor are they indicative of results that may occur in any future periods:

	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Revenues	$144,634	$25,411	$98,139
Net Loss	(2,517,753)	(1,433,657)	(6,303,233)

Basic and Diluted Loss from Continuing Operations per Common Share	$(0.12)	$(0.07)	$(0.31)
Weighted Average Shares Outstanding - Basic and Diluted	21,248,718	20,266,243	20,587,746

Included in the above table, is the following for HartLab, for the period July 10, 2009 to September 30, 2009:

Revenues                      $50,893
Net Loss                      $(55,779)

Note 8 Subsequent Event

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 16, 2009, the date the financial statements were issued.

On October 15, 2009, the Company reincorporated from Delaware to Nevada pursuant to the discretionary reincorporation plan approved by stockholders at the Company’s 2008 Annual Meeting of Stockholders in June 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2008, found in our Annual Report on Form 10K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10K.

Overview

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical products, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date. Our major sources of working capital have been proceeds from equity financings from affiliates of our Chairman and various private financings, primarily involving private sales of our common stock and other equity securities.

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

On October 15, 2009 we reincorporated in Nevada from Delaware pursuant to the discretionary reincorporation plan approved by our stockholder’s at the Company’s annual meeting of stockholders held in June 2008.  The reincorporation was effected by the merger of Adeona Pharmaceuticals, Inc., a Delaware corporation (“Adeona Delaware”), with and into a newly created, wholly-owned Nevada subsidiary corporation.

In the reincorporation, each outstanding share of common stock of the Delaware corporation was automatically converted into one share of common stock of the Company as a Nevada corporation and all options and other rights to acquire Adeona Delaware common stock outstanding immediately prior to the reincorporation were automatically converted into options and rights to acquire the same number of shares of common stock of the Company as a Nevada corporation. Shareholders are not required to exchange their existing stock certificates of Adeona Delaware, which now represent the same number of shares of common stock of the Company as a Nevada corporation. Outstanding shares of the Company’s common stock retain the same CUSIP number as the corresponding shares of Adeona Delaware prior to the reincorporation, and the Company’s common stock continues to be listed on the NYSEAmex stock exchange (formerly known as the American Stock Exchange and the NYSE Alternext US exchange) under the same symbol, “AEN”.  The reincorporation did not result in any material changes in our business, offices, assets, liabilities, obligations or net worth, or our directors, officers or employees, and Adeona Delaware ceased to exist as a separate legal entity.  We continue to maintain our principal executive offices at 3930 Varsity Drive, Ann Arbor, Michigan 48106.

As a result of the reincorporation and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, as a Nevada corporation, is the successor issuer to Adeona Delaware and has succeeded to the attributes of Adeona Delaware as the registrant.  The common stock of the Company, as a Nevada corporation, is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the informational requirements of the Exchange Act, and the rules and regulations promulgated thereunder.

Recent Developments

Acquisition of HartLab

On July 10, 2009 the Company acquired 100% of the membership interest in Hart Lab, LLC, an Illinois LLC, to development and commercializes its diagnostic test panel for the detection of zinc and copper deficiencies in the mature population.  The Company paid $201,141 in cash and issued 50,000 unregistered shares of the Company’s common stock valued at $19,000 in exchange for all of the issued and outstanding membership interests of HartLab.  The Company paid $14,000 of the cash purchase price upon signing of the Purchase Agreement in May, 2009 and the remainder of $187,141 was paid at closing. Additionally, the Company entered into a consulting agreement with the seller for a period of up to twelve months for a monthly consulting fee of $4,000.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees represents the fair value of the award at the date of grant as amortized in the period of recognition. All share-based payments to employees since inception have been recorded and expensed in the statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2009.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.

The Company maintains a sales allowance to compensate for the difference in its billing practices and insurance company reimbursements. In determining this allowance the company looks at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior two years, otherwise known as the yearly average adjustment amount. The allowance taken is the averaged yearly average adjustment amount for these prior periods and multiplied by each period’s actual gross sales to determine the actual sales allowance for each period.

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment charge for each reporting unit.

We will continue to evaluate goodwill for impairment, at least annually.  During the nine months ended September 30, 2009, we did not identify any indication of goodwill impairment.

Results of Operations

Three Months Ended September 30, 2009 and 2008.

Research and Development Expenses. For the three months ended September 30, 2009, research and development expense was $325,662 as compared to $863,272 for the three months ended September 30, 2008. The decrease of $537,610 is due primarily to a substantial decrease in stock based compensation charges, a decrease associated with payments related the development of our licensed clinical drug candidates, a decrease in salaries and related taxes and a decrease in allocated overhead expenses.

General and Administrative Expenses. For the three months ended September 30, 2009, general and administrative expense was $351,646 as compared to $606,685 for the three months ended September 30, 2008. The decrease of $255,039 is due primarily to a decrease in salaries and payroll taxes and a decrease in stock based compensation charge offset by higher general and administrative expenses associated with the cost of services and marketing activities associated with our acquisition of CLIA-certified HartLab on July 10, 2009.

Other Income (Expense), net. For the three months ended September 30, 2009, interest income was $148 as compared to $41,118 for the three months ended September 30, 2008. Interest income was lower for the period in 2009 as compared to the same period in 2008 due to lower interest rates and lower levels of cash kept in interest bearing accounts to ensure FDIC insurance coverage.

Net Loss. Net loss for the three months ended September 30, 2009, was $626,075 as compared to $1,428,839 for the three months ended June 30, 2008. This decrease in net loss of $802,764 is attributable primarily to a decrease in research and development expense of 537,610, a decrease in general and administrative expenses of 255,039 and an increase in other income (loss) net of $41,118 as discussed above.

Nine months Ended September 30, 2009 and 2008.

Research and Development Expenses. For the nine months ended September 30, 2009, research and development expense was $1,219,135 as compared to $4,156,255 for the nine months ended September 30, 2008. The decrease of $2,937,120 is due primarily to a substantial decrease associated with payments related to the development of our licensed clinical drug candidates, a decrease in stock based compensation charges, a decrease in salaries and related taxes and a decrease in allocated overhead expenses.

General and Administrative Expenses. For the nine months ended September 30, 2009, general and administrative expense was $1,410,200 as compared to $2,242,855 for the nine months ended September 30, 2008. The decrease of $832,417 is due primarily to a decrease in salaries and payroll taxes, a decrease in stock based compensation charge, a decrease in allocated overhead and a decrease in professional fees all brought about by corporate restructuring, offset by higher general and administrative expenses associated with the cost of services and marketing activities associated with our acquisition of HartLab on July 10, 2009.

Other Income (Expense), net. For the nine months ended September 30, 2009, other expense was $39,358 compared to other income-net of $109,102 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, interest income was $2,826 as compared to $108,503 for the nine months ended June 30, 2008. Interest income was lower for the period in 2009 as compared to the same period in 2008 due to lower interest rates and lower levels of cash in interest bearing accounts.

Net Loss. Net loss for the nine months ended September 30, 2009, was $2,617,608 as compared to $6,290,008 for the nine months ended September 30, 2008. This decrease in net loss of $3,672,400 is attributable primarily to a decrease in research and development expense of $2,937,120, a decrease in general and administrative expenses of $832,417 and an increase in other income (loss)-net of $148,460 as discussed above.

 Liquidity and Capital Resources

During the nine months ended September 30, 2009, we had a net decrease in cash of $2,323,915. Total cash resources as of September 30, 2009 was $3,532,469. During the nine months ended September 30, 2009 and 2008, net cash used in operating activities was $2,163,356 and $4,140,225 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities was $170,317 for the nine months ended September 30, 2009 compared to $21,398 for the nine months ended September 30, 2008.  The net cash used in investing activities for the nine months ended September 30, 2009 were used in our acquisition of HartLab, offset by $25,200 received from the sale of equipment.  The net cash used in investing activities for the nine months ended September 30, 2008 resulted from the purchase of property and equipment in the amount of $21,398.

Net cash provided by financing activities was $9,758 for the nine months ended September 30, 2009 compared to $895,572 of net cash used in financing activities for the nine months ended September 30, 2008. The net proceeds gained in financing activities for the nine months ended September 30, 2009 was from the issuance common stock in exchange for stock options exercised. The net cash used in financing activities for the nine months ended September 30, 2008 resulted from $900,000 for the repayment on notes payable, less proceeds of $4,428 from the issuance of common stock.

Our continued operations will depend on whether we are able to generate revenues and profits through our sales of diagnostic clinical laboratory services and zinc-based products or raise additional funds through various potential sources, such as license fees from a potential corporate partner, equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $40,899,285 through September 30, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs at least for the next 12months.

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
• our potential stock repurchases under our Stock Repurchase Program, and
• the success, timing, and profitability of our copper/zinc clinical laboratory diagnostic services and zinc-based product launches.

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

Product Candidates

Copper and Zinc Metabolism Clinical Diagnostic Products and Services

During the first quarter of 2009, we analyzed patient samples from an IRB-approved, prospective, observational, blinded clinical trial that we sponsored and conducted during 2007 and 2008.  Such study enrolled 90 subjects, 30 with Alzheimer's disease (AD), 30 with Parkinson's disease (PD) and 30 age-matched normal subjects. The purpose of the study was to evaluate serum markers of copper status and compare these results across the three groups of patients. The results of such study indicate highly statistically significant differences in serum markers of copper status between AD and normal subjects. We believe that the differences observed suggest that Alzheimer's patients have impaired metabolic functioning that decreases their protection from chronic copper toxicity, which may contribute to the progression of their disease. The results from this study also appear to indicate a subclinical zinc deficiency in AD subjects.  On July 16, 2009 we announced the presentation of our findings from this study at the 2009 International Conference on Alzheimer’s disease (ICAD). There is an estimated 5.8 million, 1.5 million and 15 million persons in the U.S. with Alzheimer’s disease, Parkinson’s disease and mild cognitive impairment (MCI), respectively, that may benefit from our planned panel of clinical diagnostic products and services.

On July 10, 2009 we acquired Hart Lab, LLC, an Illinois limited liability company and CLIA-certified clinical laboratory through which we intend to launch and market our intended panel of copper and zinc metabolism clinical diagnostic products and services.

On September 8, 2009 we announced the creation of our initial sales and marketing team to launch the CopperProofTM Test Panel to neurologists, gerontologists and other physicians that care for Alzheimer’s disease and cognitive impairment patients. . On November 9, 2009, we announced that we had initiated the U.S. launch of our HartLab subsidiary’s high precision diagnostic test panel for the comprehensive evaluation of zinc and copper status in patients with Alzheimer's disease (AD) and mild cognitive impairment (MCI). The CopperProofTM test panel provides a comprehensive analysis at the metabolic serum copper and zinc status of AD and MCI patients, which status has been shown to be impaired in this patient population. Defects in copper metabolism and high free copper levels are increasingly being recognized as significant factors in the progression of neurodegenerative diseases, including AD and MCI.  This panel will allow physicians to determine the copper and zinc metabolic status of these patients as an aid in their continued treatment program.

Products for Subclinical Zinc Deficiency and Chronic Copper Toxicity

Our leading therapeutic product candidate brands, Zinthionein™ and EyeDaily™ with Zinthionein™, are expected to be products that contain proprietary ingredients (such as, zinc monocysteine complex), proprietary combinations of ingredients, proprietary modified-release zinc-containing formulations, such as Zinthionein™ ZC GS-150 (containing 150mg elemental zinc and the amino acid cysteine) and proprietary product packaging.  We believe that our technologies and expertise may provide physicians and aging patients with the most timely, convenient, well tolerated, “best-in-class” product solutions we consider to be an under-recognized, potential multi-billion dollar market to address for the prevention and treatment of degenerative conditions that we believe involve subclinical zinc deficiency and/or chronic copper toxicity.

Zinc-monocysteine is a complex of zinc and the amino acid cysteine that we believe may have improved properties compared to currently marketed zinc–based products.  Zinc-monocysteine was invented and developed by David A. Newsome, M.D., President of the Company's subsidiary Healthmine and former Chief of the Retinal Disease Section of the National Eye Institute (NEI).  Dr. Newsome was the first to pioneer and demonstrate the benefits of oral high dose zinc therapy in Dry Age-Related Macular Degeneration (“Dry AMD”).  Oral high dose zinc containing products now represent the standard of care for Dry AMD affecting over 10 million Americans and have annual sales of approximately $300 million.  Zinc monocysteine has completed an 80-patient, randomized, double-masked, placebo controlled clinical trial in dry AMD and demonstrated highly statistically significant improvements in central retinal function the results of which were published in a peer-reviewed journal in 2008.  In addition, we believe that our patent pending modified-release formulations of zinc-monocysteine and other zinc moieties may offer the significant advantages of convenient once-a-day dosing and improved gastrointestinal tolerability compared to currently-marketed oral high dose zinc-containing products.  During the third quarter of 2009 we made continued progress in the manufacture and scale up of zinc-monocysteine to support the further nonclinical testing and cGMP manufacturing required to support our planned Generally Regarded as Safe affirmation process, which we consider to be among one of several prerequisites prior to the potential product launch of products containing zinc-monocysteine as an active ingredient and second generation product potentially replacing the active ingredients in  Zinthionein™ ZC GS-150, namely zinc and the amino acid cysteine.

Our sales and marketing plans include direct sales to physicians through a specialty sales force, promoting the understanding of chronic copper toxicity and zinc deficiency and patient education regarding the potential risks of chronic free copper exposure, and Through our Hart Lab CLIA-certified clinical reference laboratory, we are commercializing serum based diagnostic tests to assist physicians in identifying patients with zinc deficiency and patients at increased risk chronic copper toxicity due to impaired serum copper binding.  Through our specialty sales force, we currently intend to launch Zinthionein™ ZC GS-150, our patent pending proposed once-daily gastro-retentive sustained release oral zinc preparation containing 150mg elemental zinc and the amino acid cysteine in the first quarter of 2010 as a prescription medical food for the dietary management of patients having conditions characterized by zinc deficiency and chronic copper toxicity, such as, Alzheimer’s disease and mild cognitive impairment (MCI).  Through our Healthmine subsidiary, we launched copperproof.com, a website intended to increase public awareness aimed at the prevention of chronic copper toxicity.  Our EyeDaily™ brand of oral zinc-based therapies is expected to utilize patent-pending product packaging that incorporates an eye-self test to improve compliance and convenience of patients with Dry AMD.

On November, 2, 2009 we announced that we received Institutional Review Board (IRB) approval to initiate a 60 patient, randomized, double-blind, placebo-controlled clinical trial of our patent pending Zinthionein™ ZC-GS150 in an Alzheimer's disease (AD) and mild cognitive impairment (MCI) patient group.  The clinical trial, titled "CopperProof 2," will test the effects of  Zinthionein™ ZC-GS150, a novel gastro-retentive, sustained release zinc/cysteine combination tablet on the amelioration of sub-clinical zinc deficiency, and elevated percentage serum free copper, associated with Alzheimer's Disease and Mild Cognitive Impairment (MCI). Zinthionein™ ZC-GS150 is our patent pending, first generation modified release formulation of high dose zinc and other GRAS ingredients that does not include zinc-monocysteine, that we believe is capable of delivering 150mg of elemental zinc in a convenient once-a-day dose with superior gastrointestinal tolerability compared currently marketed zinc preparations required to be taken two to three times a day and that are associated with nausea in up 90% of patients and gastric irritation in 30% of patients.  The first part of the CopperProof-2 study will compare the tolerability and bioavailability of Zinthionein™ ZC-GS150 to a currently marketed high dose zinc preparation and is expected to yield results within the next several months.  The second part of the CopperProof-2 study will compare once-daily Zinthionein™ ZC-GS150 versus placebo for six months in a double-blind, randomized fashion in 60 patients with Alzheimer’s disease and Mild Cognitive Impairment to determine whether dietary management of such diseases with Zinthionein™ ZC-GS150 will demonstrate improvements in cognition (ADAS-Cog and Mini Mental State Exam scores) compared to placebo as well as improvement in serum parameters of copper/zinc dysfunction.  Assuming successful results of Part 1 of the CopperProof-2 study, we currently plan to launch once-daily Zinthionein™ ZC-GS150 in the first quarter of 2010 for the dietary management of zinc deficiency in AD and MCI patients.

Through September 30, 2009, we have incurred approximately $515,000 of costs related to our development of Zinthionein of zinc-monocysteine, our modified release oral zinc candidates, such as Zinthionein™ ZC GS-150, which $154,000 was incurred during 2007, $256,000 which was incurred in 2008 and $105,000 which was incurred during the first half of 2009.

Oral dnaJP1

In June 2008, we in-licensed Oral dnaJP1, an oral, candidate for the treatment of rheumatoid arthritis (RA) which has completed a 160 patient, multi-center, double-blind, randomized, placebo-controlled Phase II clinical trial for the treatment of RA. Rheumatoid arthritis is an autoimmune disease which affects approximately 20 million people worldwide.  Oral dnaJP1 is an epitope specific immunotherapy for RA patients. Oral dnaJP1 is a heat shock protein (hsp)-derived peptide which was previously identified as a contributor of T cell mediated inflammation in RA. Immune responses to hsp are often found at sites of inflammation and have an initially amplifying effect that needs to be down regulated to prevent tissue damage. The mechanisms for this regulation involve T cells with regulatory function that are specific for hsp-derived antigens. This regulatory function is one of the key components of a "molecular dimmer" whose physiologic function is to modulate inflammation independently from its trigger. This function is impaired in autoimmunity and could be restored for therapeutic purposes. Through September 30, 2009, we have incurred approximately $392,000 of costs related to our development of oral dnaJP1 all of which $219,000 has been incurred in 2008 and $173,000 was incurred during the first half of 2009.  On November 13, 2009 we announced the publication of results of the 160 patient, multi-center, double-blind, randomized, placebo-controlled Phase II clinical trial for the treatment of RA.  The publication entitled, "Epitope-specific immunotherapy of rheumatoid arthritis: Clinical responsiveness occurs with immune deviation and relies on the expression of a cluster of molecules associated with T cell tolerance in a double-blind, placebo-controlled, pilot phase II trial," can be found in the current issue of Arthritis & Rheumatism, Vol. 60(11), pages 3207-3216, with related editorial at page A21.  We are currently engaged in the cGMP manufacture and scale up of the dnaJP1 active ingredient and other nonclinical activities necessary to support the potential filing and approval of our own corporate investigational drug application (IND) for the further clinical testing of oral dnaJP1.  We are also actively seeking potential U.S. and international corporate partners to assist in the further manufacturing, testing and clinical development of oral dnaJP1; however, there can be no assurances that we will in fact find such partners.

TRIMESTA ™   (oral estriol)

In June 2007, a two year seven U.S. center, placebo controlled 150 patient phase IIb clinical trial using TRIMESTA™ for the treatment of relapsing-remitting Multiple Sclerosis (MS) was initiated under a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and NIH. This phase IIb clinical trial builds upon our encouraging results from an earlier phase IIa clinical trial. The primary purpose of this study is to evaluate the safety and efficacy of TRIMESTA™ in a larger MS patient population with a one year blinded interim analysis. The preclinical and clinical development of TRIMESTA™ has been primary financed by grants from the NIH and various non-profit foundations. Through September 30, 2009, we have incurred approximately $747,000 of costs related to our development of TRIMESTA™ of which approximately $49,500, $185,500, 194,000 and $256,000 was incurred in fiscal years 2005, 2006, 2007 and 2008 respectively, and approximately $62,000 was incurred in 2009.  During 2009, this clinical trial was expanded to include 16 total clinical trial sites and currently approximately 60 of 150 patients have been enrolled in this Phase IIb study and the rate of enrollment has been positively impacted through the activation of the additional nine (9) new clinical sites..

Oral flupirtine

A scientific collaborator of ours has filed and received an IND with the FDA to conduct a phase II clinical trial with flupirtine in fibromyalgia patients.  Our scientific collaborator also received institutional review board (IRB) approval to conduct this study.  Through September 30, 2009, we have incurred approximately $112,000 of costs related to our development of flupirtine, of which $85,000 was incurred during 2007 and $27,000 was incurred during 2008 and $0 during 2009.  During 2008, we obtained an option to license issued and pending patent applications relating to flupirtines use in the treatment of ophthalmic indications.  We are seeking potential U.S. and international corporate partners for the further development of flupirtine for various indications.

Oral TTM (oral tetrathiomolybate)

Through September 30, 2009, we have incurred approximately $3,639,000of costs related to our development of oral TTM, of which approximately $150,000, $1,061,000, $1,676,000 and $725,000 was incurred in fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $27,000 was incurred during 2009.

We are seeking potential U.S. and international corporate partners for the further development of Oral TTM for Alzheimer’s disease, Parkinson’s disease and Huntington’s disease.

Anti-CD4 802-2

Through September 30, 2009, we have incurred $1,532,000 of costs related to our development of anti-CD4 802-2 of which $58,000, $332,000, $303,000, $295,000, $113,000, $161,000, $121,000 and $82,000 was incurred in fiscal years 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008 respectively and approximately $67,000 has been incurred in 2009.  We are seeking potential U.S. and international corporate partners for the further development of anti-CD4 802-2 for various indications.

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

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 13, 2009, a subsidiary of the Company was served with legal action from an individual regarding payment of past consulting services and associated expenses from 2005.  The Company believes the lawsuit is without merit.  The Company has engaged legal counsel to represent us in this matter.

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

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated no product revenues. As of September 30, 2009, we have expended approximately $24.3 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants. We will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We have had significant changes in management in the past two years.  Effective July 1, 2008, Charles L. Bisgaier resigned as our President and Corporate Secretary and as a director of our Company.  Also effective on July 1, 2008, Steve H. Kanzer resigned as our Chief Executive Officer (although he did remain as our Chairman of the Board).  Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer; however effective March 29, 2009, Mr. Stergis resigned his position, but remained a director of the Company until August 20, 2009. The Board then appointed Steve H. Kanzer as our interim Chief Executive Officer and President. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Mr. Kanzer remained as Chairman of the Board of the Company. Changes in key positions in our Company, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any other of our product(s).

We will need FDA approval to commercialize some of our product candidates in the U.S. and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval for any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “pre-clinical studies,” human tests, which are referred to as “clinical trials” as well as the ability to manufacture the product candidate, referred to as “chemistry manufacturing control” or “CMC.” We will also need to file additional investigative new drug applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to  commence such studies may delay our initiation of such planned additional studies.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products.  We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to  treat fibromyalgia syndrome; an exclusive license agreement with Thomas Jefferson University relating to our CD4 inhibitor program; an exclusive  license agreement with the Regents of the University of California relating to our TRIMESTA™ technology; an exclusive license to our oral immunotherapeutic tolerance program, named dnaJP1 from University of California San Diego (UCSD) and an exclusive license agreement with Dr. Newsome and Mr. Tate relating to zinc-monocysteine. Each of these agreements requires us to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.  In addition, our agreement with UCSD requires our Epitope subsidiary to expend at least $400,000 on the development of oral dnaJP1 for the period comprising July 1, 2009 through June 30, 2010 and secure access to $2.5 million in funds on or before June 30, 2010 in order to maintain this license agreement in effect.  Our license agreement with the University of Michigan relating to tetrathiomolybdate requires that we manufacture cGMP material and support the filing of an investigational new drug application (IND) with the FDA on or before the first half of 2010 in order to maintain this license agreement in effect.  If we fail to meet these milestones we could lose such licenses.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system and autoimmune diseases include: Pfizer, Inc., Rigil Pharmaceuticals, Incyte Pharmaceuticals, Chelsea Therapeutics International, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Alcon, Inc., Shire Pharmaceuticals, Plc., Schering-Plough, Organon NV, Merck & Co., Eli  Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc.,  Merch-Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Genentech, Neurotech, Amgen, Inc., Centocor/Johnson and Johnson, UCB Group, Abbott, Wyeth, OM Pharma, Cel-Sci Pharmaceuticals, Novartis, Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc.  Fibrogen, Inc., Active Biotech, CNSBio, Pty., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals,  Inc., Alcon, Inc., Bausch and Lomb, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being  developed to treat dry AMD, autoimmune inflammatory, rheumatoid arthritis, psoriasis, Fibromyalgia, MS, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and  advanced clinical trials, such as zinc based combinations, Syk inhibitors, Jak inhibitors, connective tissue growth factors (CTGF), FTY-720, Laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Rituxan, Enbrel, Cimzia, Humira, Remicade, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our TRIMESTA, zinc-monocysteine, Zinthionein™ ZC GS-150 gastro-retentive sustained release oral high dose zinc preparations, oral dnaJP1, CD4 inhibitors and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

Competitors could develop and/or gain FDA approval of our products for a different indication.

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

Other companies could manufacture and develop oral TTM and its active ingredient, tetrathiomolybdate, and secure approvals for indications other than Alzheimer’s disease, Parkinson’s disease or Huntington’s disease as to which our license agreement with University of Michigan (“UM”) is limited. We are aware that a potential competitor has an exclusive license from UM to an issued U.S. patent that relates to the use of tetrathiomolybdate to treat angiogenic diseases (the “Angiogenic Patent”) and is currently in phase I and phase II clinical trials for the treatment of various forms of cancer. To our knowledge, this competitor and UM have filed additional patent applications claiming various analog structures and formulations of tetrathiomolybdate to treat various diseases. Further, we cannot predict whether our competitor might obtain approval in the U.S. or Europe to market tetrathiomolybdate for cancer or another indication ahead of us. We also cannot predict whether, if issued, any patent corresponding to the Angiogenic Patent may prevent us from conducting our business or result in lengthy and costly litigation or the need for a license. Furthermore, if we need to obtain a license to these or other patents in order to conduct our business, we may find that it is not available to us on commercially reasonable terms, or is not available to us at all.

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

Our oral Zinthionein™ ZC GS-150 product candidate that we plan to launch in the first quarter of 2010 does not contain the patented ingredient zinc-monocysteine and is instead the subject of pending U.S. and international patent applications in initially filed in January 2006, which may not provide substantial protection from competitive products until, if and when, such pending patents issue, if at all.  As a prescription medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products.  Similarly, the CopperProofTM Test Panel offered by our HartLab subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our CD4 inhibitor, oral dnaJP1 and Zinthionein program, we do not have composition of matter patents for TRIMESTA, flupirtine, oral TTM or their respective active ingredients estriol, flupirtine, and ammonium tetrathiomolybdate.  We also expect to rely on patent protection from an issued U.S. Patent for the use of oral TTM and related compounds to treat Alzheimer’s disease (U.S. Patent No 7,416,741). These patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for oral TTM. We rely on issued patent and pending patent applications for use of TRIMESTA to treat MS (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have exclusively licensed issued U.S. Patent No. 5,773,570, 6,153,200, 6,946,132, 6,989,146, 7,094,597, 7,301,005, including foreign equivalents along with several patent applications which cover dnaJP1, related compositions methods and uses; we have also exclusively licensed an issued patent for the treatment of fibromyalgia with flupirtine.

Our zinc-monocysteine product candidate is exclusively licensed from its inventors, David A. Newsome, M.D. and David Tate, Jr.  zinc-monocysteine is the subject of two issued U.S. patents, 7,164,035 and 6,586,611 and pending U.S. patent application ser. no. 11/621,380 which cover composition of matter claims. In our annual report on Form 10-KSB for the year ending December 31, 2007 that was filed March 31, 2008 (page 23), we described our receipt in March 2008 (and potential impact on claim 1 of our exclusively licensed issued U.S. patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the U.S. patent examiner during our prosecution of the pending divisional U.S. patent application Ser. No. 11/621,390. In April 2008, we analyzed the zinc-cysteine complex described by Zegzhda and concluded that such complex describes an insoluble zinc salt and does not describe a non-zinc salt zinc monocyteine complex and therefore believe that such disclosure should not affect the validity of any of our issued U.S. patent claims relating our zinc-monocysteine composition-of-matter claims.  We have filed a response and declaration describing the results of our analysis with the U.S. Patent and Trademark Office with respect to the Zegzhda reference with respect to U.S. patent application ser. no. 11/621,380.   In an office action dated August 20, 2008, the U.S. patent examiner did not accept our arguments filed May 23, 2008 in connection with the Zegzhda reference under pending divisional application ser. no. 11/621,390, to which we intend to respond. Public copies of relevant and future communications can be obtained using the electronic PAIR system of the U.S. Patent and Trademark Office.

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

As of November 13, 2009, we have 10 full-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

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

In order to successfully commercialize our product candidates, we must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of zinc-monocysteine, dnaJP1, flupirtine, and TTM is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, zinc-monocysteine has been difficult to scale up at larger quantities.  As such, we can give no assurances that we will be able to scale up the manufacturing of zinc-monocysteine.  Oral TTM is also known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. The active ingredient of our dnaJP1 program is a peptide.  Traditionally, peptide manufacturing is costly, time consuming, resulting in low yields and poor stability. We cannot give any assurances that we will not encounter this issues when scaling up manufacturing for dnaJP1.  We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay our planned clinical trials of for any of our products.

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

Our plans to launch oral Zinthionein™ ZC GS-150 as prescription medical food for the dietary management zinc deficiency in Alzheimer’s disease and Mild Cognitive Impairment (MCI) will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies to be performed for Zinthionein™ ZC GS-150 for which we are utilizing and intend to engage third party contract manufacturers and analytic testing services, as well as the successful completion and results of the first part of our CopperProof-2 clinical trial to be conducted at Clearwater, Florida.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a current “good manufacturing practices” (cGMP) manufacturing facility. During February 2007, we established a manufacturing facility in Ann Arbor, MI and we are currently seeking to sublease some or all of our excess office, laboratory and manufacturing space.  In March 2009, our building control systems for cleanrooms and associated air handling equipment were removed and sold which might affect our ability to re-achieve cGMP status for our facility.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our dnaJP1, TRIMESTA, zinc-monocysteine, CD4 Inhibitor 802-2 and flupirtine development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician sponsored clinical trials or physician sponsored INDs for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.  For example, the clinical trials for oral TTM have been conducted and completed prior to us licensing this technology from the University of Michigan. Due to various patient privacy regulations and other administrative matters, we have experienced delays and/or an inability to obtain clinical trial data relating to oral TTM.  We have also experienced similar difficulties with our zinc-monocysteine and dnaJP1 programs.  With respect to our dnaJP1 program, we have recently elected to pursue the filing of a new corporate IND through our Epitope subsidiary, for the further clinical testing of our oral dnaJP1 and to eliminate our reliance on the scientific inventor/IND holder for this program.  Unless we are able to negotiate an agreement whereby such inventor/IND holder agrees to allow us to cross-reference the IND held by such inventor/IND holder, our planned corporate IND filing will most likely require us to successfully perform necessary nonclinical studies prior to initiating further human clinical trials.  Such additional nonclinical studies may be required even if we successfully conclude an IND cross-reference agreement with such inventor/IND holder.  No assurance can be given that we will be able to obtain necessary FDA authorization to initiate clinical pursuant to any proposed corporate IND that may be filed. Our  initial clinical collaborator for oral TTM for Wilson’s disease, has retired from University of Michigan, will no longer participate as a clinical investigator and no longer has an IND for oral TTM.  We do not plan to conduct any further clinical studies of oral TTM.  Should we or a future sublicensee elect to seek to conduct additional clinical trials of oral TTM, we or such sublicensee as the case may be would be expected to be required to file a new IND with the FDA for oral TTM and gain FDA approval for such IND prior to initiating any clinical studies and would be subject to the risks and potential delays associated with obtaining such approval.  Any delay or inability to obtain any data, and any such regulatory issues, might result our inability to advance our products through the regulatory process or obtain pharmaceutical partners for them.

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, TRIMESTA (oral estriol) has received a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health (NIH) which funds a majority of our ongoing 150 patient phase IIb clinical trial in relapsing remitting multiple sclerosis. If our scientific collaborator is unable to maintain these grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to reach an IND cross reference agreement with the inventor/IND holder for this program should we elect to file our own corporate IND for our TRIMESTA (oral estriol) program.

We have no experience selling, marketing, or distributing products and do not have the capability to do so.

We currently only have limited sales, marketing, or distribution capabilities as our sales force is currently only comprised of three full-time sales representatives. We do not anticipate having significant resources in the foreseeable future to allocate to selling and marketing our proposed products. Our success will depend, in part, on whether we are able to enter into and maintain collaborative relationships with a pharmaceutical or a biotechnology company charged with marketing one or more of our products. We may not be able to establish or maintain such collaborative arrangements or to commercialize our products in foreign territories, and even if we do, our collaborators may not have effective sales forces.

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

Our business exposes us to the product liability risks inherent in the testing, manufacturing, marketing, and sale of human therapeutic and diagnostic technologies and products. Even if it is available, product liability insurance for the pharmaceutical and biotechnology industry generally is expensive. Adequate insurance coverage may not be available at a reasonable cost.

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

We cannot assure you that we will be able to maintain the listing standards of the NYSE Amex formerly the American Stock Exchange or NYSE Alternext US. The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to affect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  During 2009, in order to remain listed on NYSE Amex, we are required to maintain a minimum stockholders’ equity of $4 million and this requirement will likely increase to $6 million in 2010.

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

The law also restores a portion of a product’s patent term that is lost during clinical development and NDA review, and provides statutory protection, known as exclusivity, against FDA approval or acceptance of certain competitor applications. Restoration can return up to five years of patent term for a patent covering a new product or its use to compensate for time lost during product development and regulatory review. The restoration period is generally one-half the time between the effective date of an IND and submission of an NDA, plus the time between NDA submission and its approval (subject to the five-year limit), and no extension can extend total patent life beyond 14 years after the drug approval date. Applications for patent term extension are subject to U.S. Patent and Trademark Office (“USPTO”) approval, in conjunction with FDA. Approval of these applications takes at least nine months, and there can be no guarantee that it will be given at all.

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

We have limited experience.

Many of our technologies, particularly our copper and zinc diagnostic testing technologies, are at an early stage of commercialization. We continue to develop and commercialize new diagnostic products and create new applications for our products through our HartLab subsidiary. We are also researching, developing and pursuing the commercialization of various diagnostic tests for copper and zinc status through HartLab. We have limited or no experience in these applications as well as operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our diagnostic and therapeutic products and applications perform properly and are cost-effective and can be reimbursed by Medicare and other healthcare insurers. There is no assurance that either of these events will occur. Even if we develop products for commercial use we may not be able to develop products that are accepted in the Alzheimer’s disease or other markets that include patients with neurodegenerative diseases.

We may not be able to generate any revenue from copper and zinc status tests or any other tests we may develop.

We have committed significant research and development resources to the development of copper and zinc status tests. Although there is a large potential market for such testing, there is no guarantee that we will successfully generate significant revenues from this or any other tests for any use. We only recently launched through HartLab, our CLIA certified laboratory, a copper and zinc status test panel in November 2009.

However, there is no guarantee that we will be able to successfully launch this test panel or other diagnostic tests on the anticipated timelines or at all. We have no experience in performing, selling or marketing diagnostic test panel or any other tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

●	reliance on our HartLab operations, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA and other regulations;
●
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

●
the availability of adequate study samples for validation studies for any diagnostic tests we develop, the success of such validation studies and our ability to publish study results in peer-reviewed journals;

●	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;
●	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of diagnostic or other tests, including copper and zinc; status tests;
●	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;
●	concerns regarding the safety or effectiveness or clinical utility of our tests;
●
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating diagnostic testing;

●	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;
●	coverage and reimbursement levels by government payors and private insurers;
●	the level of physician and customer adoption of any diagnostic tests we develop;
●	pricing pressures and changes in third-party payor reimbursement policies;
●	general changes or developments in the market for Alzheimer’s disease diagnostics or diagnostics in general;
●	ethical and legal issues concerning the appropriate use of the information resulting from Alzheimer’s disease diagnostic tests or other tests;
●	our ability to promote and protect our products and technology; and
●	intellectual property rights held by others or others infringing our intellectual property rights.

We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory certifications.

We have recently developed and launched initial  copper and zinc status tests m through Hart Lab, our CLIA-licensed clinical reference laboratory located in Bolingbrook, IL. We only recently acquired Hart Lab in July 2009 and as a result have little experience operating a CLIA-licensed laboratory. Because there is substantial distance between Hart Lab and our corporate headquarters in Ann Arbor, Michigan, we may have logistical and operational challenges in effectively managing and operating Hart Lab. If we are unable to successfully to commercialize our serum based copper and zinc diagnostic test panels through Hart Lab, we may not be able to achieve significant revenues and profitability  with respect to such activities.  Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate Hart Lab and obtain and maintain required regulatory approvals.

HartLab as a clinical laboratory is subject to CLIA, which is designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. HartLab is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

Our diagnostic tests are subject to changes in CLIA, FDA and other regulatory requirements

We initially plan to develop assays and commercialize our tests in the form of laboratory developed tests (LDTs) through HartLab, our CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the U.S. Department of Health and Human Services have been reviewing their approach to regulation in the area of LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans to utilize in our LDT strategy analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assay (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs. Concurrently with our LDT commercialization activities, we may conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests or maintain HartLab’s CLIA-certified laboratory status, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

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

Some of the products we have developed and additional products that we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about the roles of copper and zinc in the progression and development of neurodegenerative diseases such as Alzheimer’s disease, dementia and mild cognitive impairment may help scientists and clinicians better understand and treat conditions or complex disease processes. We cannot be certain that this type of information will play a key role in the development of diagnostics or other products in the future, or that any of our findings would be accepted by clinicians, researchers or by any other potential market or industry partner or customer. If we are unable to generate additional valuable information and data about the usefulness of copper and zinc status testing, the demand for our products, applications, and services will be reduced and our business will be harmed.

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

We do not currently have product liability or malpractice insurance.

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we prepare to commercialize our copper and zinc status tests. We do not currently have any product liability or malpractice insurance that would cover us against any product liability, or malpractice claims. Any such claim would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition.  We cannot assure you that we can or will be able to obtain product liability or malpractice  insurance policies on commercially acceptable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of 2009, the Company issued a total of 232,472 shares of our common stock to 3 consultants for services rendered.  These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

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
Date: November 16, 2009