Form 10-Q
period 2010-03-31
ADEONA PHARMACEUTICALS, INC.
filed 2010-05-17
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes        No  ☒

As of May 10, 2010, the registrant had 21,756,772 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Balance Sheets
(Unaudited)

Assets	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash	$1,979,059	$2,715,044
Accounts receivable - net of allowance of $43,472 and $21,481	89,334	30,572
Other	4,677	8,967
Total Current Assets	2,073,070	2,754,583

Property and equipment	931,307	1,051,958

Goodwill	178,229	178,229

Deposits and other assets	90,848	90,848

Total Assets	$3,273,454	$4,075,618

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$335,345	$400,475
Accrued liabilities	7,266	8,163
Current portion of capital lease	17,006	17,006
Total Current Liabilities	359,617	425,644

Long Term Liabilities:
Accounts payable	132,335	93,000
Capital lease	9,201	12,788
Total Liabilities	501,153	531,432

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,671,445 issued and 21,589,963 outstanding
and 21,530,834 issued and 21,449,352 outstanding	21,671	21,449
Additional paid-in capital	45,851,232	45,552,918
Deficit accumulated during the development stage	(43,100,603)	(42,013,081)
Subscription Receivable	-	(17,100)
Total Stockholders' Equity	2,772,301	3,544,187

Total Liabilities and Stockholders' Equity	$3,273,454	$4,075,618

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		January 8, 2001 (Inception) to
	2010	2009	March 31, 2010

Net Revenues	$60,039	$-	$163,127

Operating Expenses:
Research and development	419,213	495,994	17,427,508
General and administrative	735,447	593,444	12,836,933
Total Operating Expenses	1,154,661	1,089,438	30,264,441

Loss from Operations	(1,094,622)	(1,089,438)	(30,101,314)

Other Income (Expense):
Interest income	71	2,622	474,662
Gain (loss) on sale of equipment	6,262	(26,459)	(28,494)
Interest expense	-	-	(66,760)
Other Expense	767	-	(7,845)
Total Other Income, net	7,100	(23,837)	371,563

Net Loss	$(1,087,522)	$(1,113,275)	$(29,729,751)

Less: Preferred stock dividend - subsidiary	-	-	(951,250)
Less: Merger dividend	-	-	(12,409,722)

Net Loss Applicable to Common Shareholders	$(1,087,522)	$(1,113,275)	$(43,090,723)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.05)	$(5.14)

Weighted average number of shares outstanding
during the period - basic and diluted	21,560,692	20,852,935	8,387,351

See accompanying notes to unaudited consolidated financial statements

  Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Stockholders' Equity
For period from January 8, 2001 (inception) to March 31, 2010
(Unaudited)

						Deficit
	Series A, Convertible					accumulated
	Preferred Stock		Common Stock		Additional	during		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	stage	Receivable	Equity

Balance, January 8, 2001 (inception)	-	$-	-	-	-	-	-	-
Issuance of common stock to founders in exchange for subscription receivable ($0.00003/share)	-	-	1,572,136	1,572	(1,222)	-	-	350
Issuance of preferred stock to founder for cash ($0.055/share)	5,421,554	5,422	-	-	294,578	-	-	300,000
Issuance of preferred and common stock to founder for cash - subsidiaries	-	-	-	-	850,540	-	-	850,540
Net loss for the period ended December 31, 2001	-	-	-	-	-	(277,868)	-	(277,868)
Balance, December 31, 2001	5,421,554	5,422	1,572,136	1,572	1,143,896	(277,868)	-	873,022
Issuance of common stock for compensation and consulting - subsidiary	-	-	-	-	119	-	-	119

Grant of stock options for consulting services - subsidiary	-	-	-	-	5,890	-	-	5,890

Net loss for the year ended December 31, 2002	-	-	-	-	-	(768,508)	-	(768,508)

Balance, December 31, 2002	5,421,554	5,422	1,572,136	1,572	1,149,905	(1,046,376)	-	110,523

Grant of stock options for compensation - subsidiary	-	-	-	-	17,984	-	-	17,984

Net loss for the year ended December 31, 2003	-	-	-	-	-	(719,307)	-	(719,307)

Balance, December 31, 2003	5,421,554	5,422	1,572,136	1,572	1,167,889	(1,765,683)	-	(590,800)

Issuance of common stock for cash - subsidiary	-	-	-	-	50	-	-	50

Grant of stock options for consulting services - subsidiary	-	-	-	-	10,437	-	-	10,437

Net loss for the year ended December 31, 2004	-	-	-	-	-	(602,493)	-	(602,493)

Balance, December 31, 2004	5,421,554	5,422	1,572,136	1,572	1,178,376	(2,368,176)	-	(1,182,806)

Recognition of stock based consulting in connection with stock options grants	-	-	-	-	59,960	-	-	59,960

Recognition of stock based compensation in connection with stock option grants	-	-	-	-	10,493	-	-	10,493

Recognition of deferred compensation - subsidiary	-	-	-	-	14,057	-	-	14,057

Issuance of Series B, convertible preferred stock for cash - subsidiary	-	-	-	-	1,902,500	-	-	1,902,500

Cash paid as direct offering costs in connection with sale of Series B,
convertible preferred stock - subsidiary	-	-	-	-	(152,200)	-	-	(152,200)

10% in-kind Series B, convertible preferred stock dividend - subsidiary	-	-	-	-	190,250	(190,250)	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	(1,355,842)	-	(1,355,842)

Balance, December 31, 2005	5,421,554	5,422	1,572,136	1,572	3,203,436	(3,914,268)	-	(703,838)

Conversion of related party loan to common stock ($2.02/share)	-	-	1,665,211	1,665	3,273,063	-	-	3,274,728

Issuance of common stock for cash - private placement ($2.02/share)	-	-	6,900,931	6,901	13,919,462	-	-	13,926,363

Cash paid as direct offering costs in private placements	-	-	-	-	(1,160,418)	-	-	(1,160,418)

Issuance of common stock for license fees ($0.92/share)	-	-	422,314	422	388,269	-	-	388,691

Conversion of accrued expenses to contributed capital - former related party	-	-	-	-	3,017	-	-	3,017

Deemed issuance to shareholders of legal acquiror and recapitalization	-	-	245,824	246	(665,246)	-	-	(665,000)

Conversion of Series A, convertible preferred stock to common stock	(5,421,554)	(5,422)	5,421,554	5,422	-	-	-	-

Recognition of stock based consulting in connection with stock option grants	-	-	-	-	411,310	-	-	411,310

Recognition of stock based compensation in connection with stock option grants	-	-	-	-	410,639	-	-	410,639

10% in-kind Series B, convertible preferred stock dividend - subsidiary	-	-	-	-	190,250	(190,250)	-	-

30% in-kind Series B, convertible preferred stock dividend - subsidiary	-	-	-	-	570,750	(570,750)	-	-

Net loss for the year ended December 31, 2006	-	-	-	-	-	(4,099,095)	-	(4,099,095)

Balance, December 31, 2006	-	-	16,227,970	16,228	20,544,532	(8,774,363)	-	11,786,397

Issuance of common stock for consideration of preferred shares in EPI acquisition ($19.95/share)	-	-	765,087	765	12,408,957	(12,409,722)	-	0
								-
Issuance of common stock for consideration of common shares in EPI acquisition ($19.95/share)	-	-	30,161	30	601,682	-	-	601,712
								-
Cash paid as direct offering costs in private placements	-	-	-	-	(579,569)	-	-	(579,569)

Issuance of common stock for license fees ($6.85/share)	-	-	2,920	3	19,997	-	-	20,000

Issuance of common stock for milestone payment ($4.90/share)	-	-	5,102	5	24,995	-	-	25,000

Recognition of stock based consulting in connection with stock option grants	-	-	-	-	673,271	-	-	673,271
								-
Recognition of stock based compensation in connection with stock option grants	-	-	-	-	1,483,123	-	-	1,483,123

Sale of common stock in connection with warrants exercise	-	-	3,401,967	3,402	7,548,976	-	-	7,552,378

Contributed services - related party					275,645	-	-	275,645

Rounding of shares due to reverse split			260		-	-	-	-

Net loss for the year ended December 31, 2007	-	-				(9,892,433)	-	(9,892,433)

Balance, December 31, 2007	-	-	20,433,467	20,433	43,001,609	(31,076,518)	-	11,945,524

Recognition of stock based consulting in connection with stock option grants	-	-	-	-	366,683	-	-	366,683

Recognition of stock based compensation in connection with stock option grants	-	-	-	-	1,224,975	-	-	1,224,975

Recognition of stock based compensation in connection with issuance of common stock	-	-	61,392	61	55,324	-	-	55,385

Issuance of common stock for consulting fee	-	-	172,157	172	103,870	-	-	104,042

Issuance of common stock for milestone payment	-	-	39,370	39	49,961	-	-	50,000

Issuance of common stock for license fee	-	-	138,505	139	144,861	-	-	145,000

Issuance of common stock for stock option exercises	-	-	37,948	38	4,352	-	-	4,390

Contributed services - related party	-	-	-	-	73,750	-	-	73,750

Net loss for year ended December 31, 2008	-	-	-	-	-	(7,205,158)	-	(7,205,158)

Balance, December 31, 2008	-	-	20,882,839	20,883	45,025,385	(38,281,676)	-	6,764,592

Stock based compensation	-	-	-	-	323,936	-	-	323,936

Issuance of common stock for options exercised	-		104,633	105	27,729	-	(17,100)	10,734

Issuance of common stock for consulting fee	-	-	235,549	236	65,550	-	-	65,786

Issuance of common stock for license fee	-	-	257,813	258	40,992	-	-	41,250

Issuance of common stock for acquisition of Hart Lab, LLC	-	-	50,000	50	18,950	-	-	19,000

Contributed services - related party	-	-	-	-	100,000	-	-	100,000

Acquisition of treasury stock			(81,482)	(81)	(49,624)	-	-	(49,706)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(3,731,405)	-	(3,731,405)
						-
Balance, December 31, 2009	-	-	21,449,352	21,449	45,552,918	(42,013,081)	(17,100)	3,544,187

Stock based compensation	-	-	-	-	185,627	-	-	185,627

Issuance of common stock for options exercised	-		138,454	138	45,889	-	17,100	63,128

Issuance of common stock for consulting	-	-	33,118	33	33,236	-	-	33,269

Issuance of common stock for compensation	-	-	50,521	51	33,562	-	-	33,613

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(1,087,522)	-	(1,087,522)

Balance, March 31, 2010	-	-	21,671,445	$21,671	$45,851,232	$(43,100,603)	$-	$2,772,301

See accompanying notes to consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
			January 8, 2001
`	For the three months ended March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash Flows From Operating Activities:
Net loss	$(1,087,522)	$(1,113,275)	$(29,739,631)
Adjustments to reconcile net loss to net cash
used in operating activities:
Recognition of stock-based compensation	185,627	91,544	5,254,240
Stock issued as compensation in acquisition of subsidiary	-	-	601,712
Stock issued for consulting fees	33,269	27,750	203,096
Stock issued for employment	33,613	-
Stock issued for license fee		41,250	628,554
Stock issued for milestone payments			75,000
Contributed services - related party	-	100,000	449,395
Depreciation	92,646	94,510	1,111,922
Provision for uncollectible accounts receivable	-	7,785	97,377
Loss (gain) on sale of equipment	(6,262)	-	9,820
Loss on exchange of equipment to settle accounts payable	-	18,674	18,674
Changes in operating assets and liabilities:
Accounts receivable	(58,762)	-	(107,054)
Other receivables	4,290
Prepaid expenses and other current assets	-	(5,218)	4,008
Deposits and other assets	-	-	(90,848)
Accounts payable	(25,795)	90,968	503,132
Accrued liabilities	(897)	78,670	19,499
Net Cash Used In Operating Activities	(829,793)	(567,342)	(20,961,105)

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,070)	-	(2,036,725)
Proceeds from the sale of equipment	36,337	-	193,802
Cash paid to acquire shell in reverse acquisition	-	-	(665,000)
Cash paid to acquire Hart Lab	-	-	(201,141)
Cash received from Acquisition of Hart Lab	-	-	5,624
Net Cash Provided By Investing Activities	34,267	-	(2,703,440)

Cash Flows From Financing Activities:
Proceeds from loans payable - related party	-	-	3,210,338
Repayments of loans payable - related party	-	-	(220,000)
Proceeds from notes payable	-	-	1,100,000
Repayments of notes payable	-	-	(1,100,000)
Repayments under capital lease	(3,587)	-	(14,924)
Proceeds from issuance of common stock for stock option exercises	63,128	-	78,252
Proceeds from issuance of preferred and common stock	-	-	1,150,590
Proceeds from sale of common stock and warrants in private placements	-	-	13,926,362
Proceeds from sale of common stock in connection with warrant exercise	-	-	7,552,378
Cash paid as direct offering costs in private placements and warrant call	-	-	(1,739,987)
Cask paid in the acquisition of treasury stock			(49,706)
Proceeds from issuance of Series B, convertible preferred stock - subsidiary	-	-	1,902,500
Direct offering costs in connection with issuance of
series B, convertible preferred stock - subsidiary	-	-	(152,200)
Net Cash Provided By Financing Activities	59,541	-	25,643,603

Net increase (decrease) in cash	(735,985)	(567,342)	1,979,059

Cash at beginning of year/period	2,715,044	5,856,384	-

Cash at end of year/period	$1,979,059	$5,289,042	$1,979,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$624	$-	$10,503
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Loss on exchange of equipment to settle accounts payable	$-	$5,925	$98,219
Sale of equipment in exchange for other receivables	$-	$-	$8,685
Exchange of EPI preferred stock into Pipex common stock in acquisition	$-	$-	$12,409,722
Pipex acquired equipment in exchange for a loan with a related party	$-	$-	$284,390
EPI declared a 10% and 30% in-kind dividend on its Series B,
convertible preferred stock	$-	$-	$951,250
Shares and warrants issued in connection with the conversion of certain
related party debt	$-	$-	$3,274,728
Conversion of accrued liabilities to contributed capital - former related party	$-	$-	$3,017

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

(C) Basis of Presentation and Corporate Structure

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended December 31, 2009. The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

The Company has eight active subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Hart Lab, LLC (“HartLab”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”).  As of March 31, 2010, EPI, HartLab, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority owned.  The combinations of these entities prior to 2006 were accounted for in a manner similar to a pooling of interests.

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

 (F) Contribution Agreements — Consolidation of Entities under Common Control

1.  EPI’s Acquisition of CD4

On December 31, 2004, EPI acquired 91.61% of the issued and outstanding common stock of CD4 in exchange for 825,000 shares of common stock having a fair value of $825. EPI assumed certain outstanding accounts payable and loans of CD4 of approximately $664,000. The fair value of the exchange was equivalent to the par value of the common stock issued. CD4 shareholders retained 119,000 shares (8.39%) of the issued and outstanding common stock of CD4.

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

The Company has determined that the fair value of the consideration transferred to the holders of EPI Series B, convertible preferred stock over the carrying amount of the preferred stock represents a return to the preferred stockholders. The difference is $12,409,722, which is included as a component of paid in-kind dividends. This amount is included as an additional reduction in net loss applicable to common shareholders for purposes of computing loss per share in the accompanying financial statements for the period from January 8, 2001 (inception) to March 31, 2010.

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

 (B) Development Stage

The Company’s consolidated financial statements are presented as statements of a development stage enterprise. For the period from inception (January 8, 2001) to date, the Company has been a development stage enterprise, and accordingly, the Company’s operations have been directed primarily toward the acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, its only revenue earned has been the one license fees earned from the sublicense with Meda, plus the limited sales by the Company’s HartLab subsidiary. Additionally, the Company continually seeks sources of debt or equity based funding to further its intended research and development activities. The Company has experienced net losses since its inception, and had an accumulated deficit of $43.1 million at March 31, 2010.

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

(D) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the period ended March 31, 2010.

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

The Company generated revenues from 2 significant insurance providers for the three months ended March 31, 2010.  The Company did not have any revenues in the same period of 2009.

Customer	3/31/2010
A	64%
B	15%

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

(G) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  At March 31, 2010 and December 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2010 and December 31, 2009, the balance exceeded the federally insured limit by $1.7 million and $0, respectively.

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

(I) Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairment charges taken during the three months ended March 31, 2010 and 2009 and from January 8, 2001 (inception) to March 31, 2010.

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

(L) Net Loss per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  The Company’s share equivalents consist of 2,762,594 stock options and 1,070,472 warrants.  Since the Company reported a net loss for the three months ended March 31, 2010 and 2009 and for the period from January 8, 2001 (inception) to March 31, 2010, respectively, all common stock equivalents would be anti-dilutive; as such there is no separate computation for diluted earnings per share.

The Company’s net loss per share for the three months ended March 31, 2010 and 2009 and for the period from January 8, 2001 (inception) to March 31, 2010 was computed assuming the effect of the recapitalization associated with the reverse acquisition, as such, all share and per share amounts have been retroactively restated. Additionally, the numerator for computing net loss per share was adjusted for preferred stock dividends recorded during the period from January 8, 2001 (inception) to March 31, 2010, in connection with the acquisition of EPI (See Note 1(F)(4)) as well as and certain provisions relating to the sale of EPI’s Series B, convertible preferred stock.

 (M) Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of license fees, manufacturing costs, salaries, stock based compensation and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates, as well as an allocation of overhead expenses incurred by the Company.

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

(P) Recent Accounting Pronouncements.

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

Note 3 Property and Equipment

Property and Equipment consisted of the following at March 31, 2010 and December 31, 2009.

	2010	2009
Leasehold improvements	$864,429	$862,359
Manufacturing equipment	645,439	697,854
Computer and office equipment	234,419	234,419
Laboratory equipment	243,289	243,289
Total	1,987,576	2,037,921
Less accumulated depreciation	(1,056,269)	(985,963)
Property and equipment, net	$931,307	$1,051,958

During the three months ended March 31, 2010, the Company sold manufacturing equipment, with a net book value of $30,075, for $36,337, resulting in a gain of $6,262.

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

Note 4 Stockholders’ Equity

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

(B) Common Stock Issuances

For the three months ended March 31, 2010

During the three months ended March 31, 2010, the Company issued 138,454 shares of common stock, in connection with the exercise of stock options, for proceeds of $46,027.

During the three months ended March 31, 2010, the Company issued 50,521 shares of common stock for employment service, having a fair value of $33,613 ($0.67 per share), based on the quoted closing trading prices.

During the three months ended March 31, 2010, the Company issued 33,118 shares of common stock, for consulting services, having a fair value of $33,269 ($1.00 per share), based on the quoted closing trading prices.

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

During the year ended December 31, 2009, the Company issued 257,813 shares of common stock for license fees, having a fair value of $41,250 ($0.16 per share), based on the quoted closing trading price.

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

 (D) Stock Incentive Plan

During 2001, Pipex Therapeutics’ Board and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the merger, in October 2006. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2010, there were 1,391,772 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. This plan was approved by stockholders on November 2, 2007. As of March 31, 2010, there are 1,370,822 options issued and outstanding under the 2007 Stock Plan.

In the event of termination, the Company will cease to recognize compensation expense. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options issued during the three months ended March 31, 2009. The Black-Scholes assumptions used in the three months ended March 31, 2010 are as follows:

Three Months Ended March 31,
2010
Exercise price	$0.82 - $0.87
Expected dividends	0%
Expected volatility	203% - 204%
Risk fee interest rate	3.59% - 3.63%
Expected life of option	10 years
Expected forfeitures	0%

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

During the three months ended March 31, 2010, the Company granted 425,000 options to employees and consultants having a fair value of $349,750 based upon the Black-Scholes option pricing model.  During the same period of 2009, the Company granted no options.

The following represents the Company’s options as of March 31, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	2,751,663	$1.43
Granted	979,999	$0.50
Exercised	(104,633)	$0.27
Forfeited	(1,065,697)	$1.09
Balance – December 31, 2009	2,561,332	$1.26
Granted	425,000	$0.83
Cancelled	(361,702)	$0.74
Exercised	(138,454)	$0.33
Balance – March 31, 2010 - outstanding	2,486,176	$1.32	7.01 years	2,064,396

Balance – March 31, 2010 – exercisable	1,830,031	$1.49	6.12 years	1,273,520

The options outstanding and exercisable at March 31, 2010 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - $4.57	2,396,177	7.10 years	$ 1.14	1,751,177	$ 1.29	6.19 years
$4.58 - $9.05	89,999	4.51 years	$ 5.93	78,854	$ 5.93	4.66 years
	2,486,176	7.01 years	$ 1.32	1,830,031	$ 1.49	6.12 years

The options outstanding and exercisable at March 31, 2009 were as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - $4.57	2,119,998	7.12 years	$ 1.30	2,007,286	$ 1.30	7.06 years
$4.57 - $9.05	128,332	6.43 years	$ 5.90	91,980	$ 5.90	6.58 years
$9.05 - $22.50	3,333	7.78 years	$22.50	2,222	$22.50	7.78 years
	2,251,633	7.08 years	$ 1.59	2,101,488	$ 1.52	7.04 years

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

On February 15, 2007, the Company executed an agreement with a third party to provide certain consulting services. Pursuant to the terms of the agreement, the Company will issue warrants to purchase 100,000 shares of common stock upon the achievement of various milestones as well as over the life of the contract. The warrants have an exercise price of $3.75. The fair value of the warrants totals $374,760 and was determined by using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 187.22%; risk-free interest rate of 4.68% and an expected life of five years. As of December 31, 2009, 50,000 warrants have been issued for which the Company has recognized stockbased consulting expense for $187,380.

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

A summary of warrant activity for Adeona for the three months ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

Number of Shares
Balance at December 31, 2008	2,291,749
Granted	—
Exercised	—
Forfeited	(1,221,277)
Balance at December 31, 2009	1,070,472
Granted	—
Exercised	—
Forfeited	—
Balance as March 31, 2010 (unaudited)	1,070,472

All outstanding warrants are fully vested and exercisable.

Warrants Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life
$0.41	5,000	1.13 Years
$2.22	626,809	2.82 Years
$3.30	61,207	5.17 Years
$3.75	50,000	5.88 Years
$6.36	327,456	2.61 Years

	1,070,472	3.85 Years

(F) Options of Subsidiary

CD4 had 30,000 options outstanding and exercisable, which were granted during 2004 and 2007. On August 5, 2009, 10,000 of these options expired. As of March 31, 2010, a total of 20,000 options were outstanding and exercisable with an exercise price of $0.20 and a remaining contractual life of 2.12 years.

Epitope has 50,000 options outstanding and 10,000 options exercisable, with an exercise price of $0.001 and a remaining contractual life of 8.25 years as of March 31, 2010.  These options were granted during 2008, vest annually over 5 years and have a fair value of $50 which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

Note 5 Commitments

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

(B) Research Agreement

In September 2005, the Company entered into a three-year research agreement with the University of Michigan. Pursuant to that agreement, the Company paid approximately $460,000 per year. On March 20, 2008, the Company terminated the agreement.  On March 24, 2009 the Company entered into a plan with the University to pay the outstanding amount of $197,335.  The Company agreed to pay $5,000 per month until the payable is paid in full. The current balance at March 31, 2010 for this transaction is approximately $132,000, all recorded as liabilities on the financial statements; the Company has recorded $60,000 as a short term payable and the remaining $72,000 as a long term payable.

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

On July 1, 2008, Mr. Kanzer resigned his position as Chief Executive Officer. On February 6, 2010, upon the appointment of James S. Kuo, M.D., M.B.A. as Chairman and CEO, Mr. Kanzer also resigned his position as Chairman; however, he continues to serve as a member of the Board.

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

Effective March 29, 2009, Mr. Stergis resigned his position as the Company’s Chief Executive Officer, and was paid severance of $97,500 over six months, ending September 2009.  Per the terms of the agreement, 500,000 unvested stock options were cancelled on March 29, 2009 and 300,000 vested options that were unexercised were cancelled on June 28, 2009. On August 20, 2009, Mr. Stergis resigned from the Company’s Board of Directors.

On January 6, 2009, Mr. Kanzer (the then current Chairman) entered into an amended agreement with the Company which extended his employment agreement through January 9, 2010 with an annual salary of $1.  Also, Mr. Kanzer agreed to forego the $100,000 guaranteed bonus otherwise due to him on January 1, 2009.  The amount of $100,000 was recorded as a capital contribution during the first quarter of 2009. On March 29, 2009, Mr. Kanzer assumed the position of Chief Executive Officer and President until the appointment of Max Lyon as the new Chief Executive Officer and President on June 26, 2009.

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

Effective February 6, 2010, Mr. Lyon resigned from his positions of (i) director of Adeona and (ii) Chief Executive Officer and President of Adeona.  In connection with his resignation, Mr. Lyon received a severance payment in the form of shares of stock valued at $22,613 pursuant to a Separation Agreement dated February 6, 2010 between Mr. Lyon and Adeona.

On February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed Chairman, Chief Executive Officer and President of Adeona. In connection with his appointment, Dr. Kuo entered into a three-year employment agreement with Adeona (the “Employment Agreement”).  Pursuant to the Employment Agreement, Dr. Kuo will be entitled to an annual base salary of $199,000 and will be eligible for discretionary performance and transactional bonus payments.  Additionally, Dr. Kuo was granted options to purchase 400,000 shares of the Company’s common stock with an exercise price equal to the Company’s per share market price on the date of issue. Of these options, 100,000 vested immediately upon grant and the remainder will vest pro rata, on a monthly basis, over the following thirty-six months. The fair value of the options totaled $327,680 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 204.5%; risk free interest rate of 3.59% and an expected life of 10 years.

 (D) Litigation

On January 13, 2009, EPI was served with legal action from an individual regarding payment of past consulting services and associated expenses from 2005. The Company believes the lawsuit is without merit. The Company has engaged legal counsel to represent the Company in this matter.

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2010 and May 17, 2010, the date the financial statements were issued.

On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”). Pursuant to the Meda Agreement, Meda has been granted an exclusive sublicense to all of Adeona’s patents covering the use of flupirtine for fibromyalgia. These patents have been issued in the U.S. and are pending in Canada and Japan. The Meda Agreement provides that Meda will assume all future development costs for the commercialization of flupirtine for fibromyalgia. As consideration for such sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement and is entitled to milestone payments of $5 million upon filing of a New Drug Application with the U.S. Food and Drug Administration for flupirtine for fibromyalgia and $10 million upon marketing approval. The Meda Agreement also provides that Adeona is entitled to receive royalties of 7% of net sales of flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan.  Pursuant to the terms of our agreement with McLean Hospital, our university licensor, we are obligated to share with them half of the royalties we receive.   We also entered into a Non-Disturbance Agreement with Meda and McLean Hospital in connection with the Agreement. The announcement of such transaction and accompanying agreements were filed on a Form 8-K on May 11, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009, found in our Annual Report on Form 10K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10K.

Overview

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical products, raising capital and recruiting personnel. We are a development stage company and have had no product sales to date except minimal sales from our HartLab subsidiary, minimal sales of laboratory equipment, and a license fee from our flupirtine sublicense with Meda. Our major sources of working capital have been proceeds from equity financings from affiliates of our Chairman and various private financings, primarily involving private sales of our common stock and other equity securities.

Our company’s current corporate structure resulted from the October 2006 merger of a newly-created wholly owned subsidiary of Sheffield Pharmaceuticals, Inc. (“Sheffield”), a Delaware corporation incorporated in September 1993, and Pipex Therapeutics, Inc., a Delaware corporation (“Pipex Therapeutics”). In connection with that transaction, a wholly owned subsidiary of Sheffield merged with and into Pipex Therapeutics, with Pipex Therapeutics remaining as the surviving corporation and a wholly-owned subsidiary of Sheffield. On December 11, 2006, Sheffield changed its name to Pipex Pharmaceuticals, Inc. (“Pipex”) and on October 16, 2008, the Company changed its name to Adeona Pharmaceuticals, Inc. (“Adeona”). In exchange for their shares of capital stock in Pipex Therapeutics, the former stockholders of Pipex Therapeutics received shares of capital stock of Sheffield representing approximately 98 percent of the outstanding equity of Sheffield on a primary diluted basis after giving effect to the transaction, with Sheffield assuming Pipex’s outstanding options and warrants. In addition, the board of directors of Sheffield was reconstituted shortly following the effective time of the transaction such that the directors of Sheffield were replaced by our current directors, all of whom were previously directors of Pipex Therapeutics. Further, upon the effective time of the merger, the business of Sheffield was abandoned and the business plan of Pipex Therapeutics was adopted. The transaction was therefore accounted for as a reverse acquisition with Pipex Therapeutics as the acquiring party and Sheffield as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Pipex Therapeutics, unless the context indicates otherwise.

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

In the reincorporation, each outstanding share of common stock of the Delaware corporation was automatically converted into one share of common stock of the Company as a Nevada corporation and all options and other rights to acquire Adeona Delaware common stock outstanding immediately prior to the reincorporation were automatically converted into options and rights to acquire the same number of shares of common stock of the Company as a Nevada corporation. Shareholders were not required to exchange their existing stock certificates of Adeona Delaware, which now represent the same number of shares of common stock of the Company as a Nevada corporation. Outstanding shares of the Company’s common stock retained the same CUSIP number as the corresponding shares of Adeona Delaware prior to the reincorporation, and the Company’s common stock continues to be listed on the NYSEAmex stock exchange (formerly known as the American Stock Exchange and the NYSE Alternext US exchange) under the same symbol, “AEN”.  The reincorporation did not result in any material changes in our business, offices, assets, liabilities, obligations or net worth, or our directors, officers or employees, and Adeona Delaware ceased to exist as a separate legal entity.  We continue to maintain our principal executive offices at 3930 Varsity Drive, Ann Arbor, Michigan 48106.

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

Recent Developments

Effective February 6, 2010, Max Lyon resigned from his positions of (i) director of Adeona and (ii) CEO and President of Adeona.  In connection with his resignation, Mr. Lyon received a severance payment in the form of shares of stock valued at $22,613 pursuant to a Separation Agreement dated February 6, 2010 between Mr. Lyon and Adeona. Also effective February 6, 2010, Steve Kanzer, J.D., C.P.A. stepped down as Chairman of Adeona and James S. Kuo, M.D., M.B.A., was appointed Chairman, Chief Executive Officer and President.

In connection with his appointment, Dr. Kuo entered into a three-year employment agreement with Adeona (the “Employment Agreement”).  Pursuant to the Employment Agreement, Dr. Kuo is entitled to an annual base salary of $199,000 and will be eligible for discretionary performance and transactional bonus payments.  Additionally, Dr. Kuo was granted options to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.82. Of these options, 100,000 vested immediately upon grant and the remainder will vest pro rata, on a monthly basis, over the following thirty-six months.  The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Kuo.

On March 16, 2010, the Company announced the appointment of Jeff Riley, as a director of the Board of Directors, filling the vacancy created by Mr. Lyon’s departure. Mr. Riley was later appointed to service on Adeona’s Audit and Nominating Committees.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended March 31, 2010.

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

We will continue to evaluate goodwill for impairment, at least annually.  During the nine months ended March 31, 2010, we did not identify any indication of goodwill impairment.

Results of Operations

Three Months Ended March 31, 2010 and 2009.

Research and Development Expenses. For the three months ended March 31, 2010, research and development expenses were $419,213 as compared to $495,994 for the three months ended March 31, 2009. The decrease of approximately 15% is due to numerous factors including decreases in payroll expenses, stock based compensation charges and drug related expenses, offset slightly by an increase in consulting expenses.

General and Administrative Expenses. For the three months ended March 31, 2010, general and administrative expenses were $735,447 as compared to $593,444 for the three months ended March 31, 2009. The increase of approximately 24% is primarily due to increases in payroll expenses, stock based compensation charges and overhead expenses, offset by a decrease in G&A expenses.

Other Income (Expense). For the three months ended March 31, 2010, interest income was $71 as compared to $2,622 for the three months ended March 31, 2009. Interest income was lower for the period in 2010 as compared to the same period in 2009 due to lower interest rates and lower levels of cash kept in interest bearing accounts to ensure FDIC insurance coverage. During the three months ended March 31, 2010, the company made $6,262 from the sale of equipment as compared to a loss of $26,459 during the same period in 2009.

Net Loss. Net loss for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 decreased by 2% from $1,113,275 in 2009 to $1,087,522 in 2010.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we had a net decrease in cash of $735,985. Total cash resources as of March 31, 2010 was $1,979,059. During the three months ended March 31, 2010 and 2009, net cash used in operating activities was $829,793 and $586,016 respectively. This cash was used to fund our operations for the periods, adjusted for non-cash expenses and changes in operating assets and liabilities. Cash resources as of May 11, 2010 were approximately $4.1 million. The increase in cash as of May 11 as compared to March 31, 2010 was due to the upfront sublicense fee relating to the Meda Agreement. See Note 6 Subsequent Events.

Net cash provided by investing activities was $34,267 for the three months ended March 31, 2010, compared to $0 for the three months ended March 31, 2009.  Net cash received from investing activities was primarily from the sale of equipment.

Net cash provided by financing activities was $67,379 for three nine months ended March 31, 2010 compared to $0 for the same period in 2009. Net cash received from financing activities was primarily from the issuance of common stock from stock option exercises.

Our continued operations will depend primarily on whether we are able to generate revenues and profits through partnerships, joint ventures or sales of diagnostic clinical laboratory services and/or raising additional funds through various potential sources, such as license fees from a potential corporate partner, equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $43.1 million through March 31, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

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
• our potential stock repurchases under our Stock Repurchase Program, and
• the success, timing, and profitability of our copper/zinc clinical laboratory diagnostic services.

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

Trimesta (estriol) is an investigational oral drug for the treatment of relapsing remitting multiple sclerosis. A 150-patient, 16-center, randomized, double-blind, placebo-controlled clinical trial is currently underway. Effirma (flupirtine) is a novel centrally-acting investigational oral drug for the treatment of fibromyalgia syndrome. We recently entered into a sublicense agreement with Meda pursuant to which we granted an exclusive license to all of our patents covering the use of flupirtine for fibromyalgia. Zinthionein ZC (zinc cysteine) is an oral, gastro-retentive, sustained-release medical food candidate being developed for the dietary management of Alzheimer’s disease and mild cognitive impairment. In December of 2009, Adeona initiated a 60-patient clinical study.dnaJP1 (hsp peptide) is an investigational oral drug for the treatment of rheumatoid arthritis. It has completed a 160-patient, multi-center, randomized, double-blind, placebo-controlled clinical trial. ZincMonoCysteine (zinc-monocysteine) is an investigational oral drug for the treatment of dry age-related macular degeneration. It has completed an 80-patient, randomized, double-blind, placebo-controlled clinical trial.

Below is a table of Adeona’s product candidates, their medical indication(s) and their stage of development:

Program	Medical Indication	Stage of Development
Trimesta (estriol)	Treatment of relapsing remitting multiple sclerosis in women	10-patient, 22-month, single-agent, crossover clinical trial completed, and a 150-patient, 16-center, randomized, double-blind, placebo-controlled clinical trial underway

Effirma (flupirtine)	Treatment of fibromyalgia	IND approved and IRB reviewed for 90-patient clinical trial

Zinthionein ZC (zinc cysteine)	Dietary management of Alzheimer’s disease and mild cognitive impairment	60-patient, randomized, double-blind, placebo-controlled clinical study underway

dnaJP1 (hsp peptide)	Treatment of rheumatoid arthritis	160-patient, multi-center, randomized, double-blind, placebo-controlled clinical trial completed

ZincMonoCysteine (zinc-monocysteine)	Treatment of dry age-related macular degeneration	80-patient, randomized, double-blind, placebo-controlled clinical trial completed

Through our HartLab clinical reference laboratory, serum-based diagnostic tests are being commercialized including the CopperProofTM Panel to assist physicians in identifying patients with zinc deficiency and patients at increased risk of chronic copper toxicity due to impaired serum copper binding.

In addition, we are seeking United States, European and Asian corporate partners for the further development of the investigational CD4 inhibitor 802-2 (cyclic heptapeptide) for prevention of severe graft-versus-host disease and oral tetrathiomolybate drug for treating Alzheimer’s disease, Parkinson’s disease and Huntington’s disease.

Product Candidates

Trimesta

Trimesta (estriol) is an investigational oral drug for the treatment of relapsing remitting multiple sclerosis. Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the treatment of post-menopausal hot flashes. It has never been approved by the Food and Drug Administration for any indication. Estriol is a hormone that is produced by the placenta during pregnancy. Maternal levels of estriol increase in a linear fashion throughout the third trimester of pregnancy until birth, whereupon they abruptly fall to near zero.

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

Clinical Trial Results of Trimesta in Relapsing Remitting Multiple Sclerosis Patients

An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial was completed in the United States to study the therapeutic effects of 8 mg of Trimesta daily in nonpregnant female relapsing remitting multiple sclerosis patients. The total volume and number of gadolinium-enhancing lesions was measured by monthly brain magnetic resonance imaging (an established neuroimaging measurement of disease activity in multiple sclerosis) over a six-month pre-treatment period to establish a baseline measurement. Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p = 0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsingremitting multiple sclerosis patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores.

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

Clinical Trial Currently Underway of Trimesta in Relapsing Remitting Multiple Sclerosis Patients

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

Trimesta Market Opportunity

Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to a loss of muscle control, paralysis, and, in some cases, death. According to the National Multiple Sclerosis  Society, currently, more than 2.5 million people worldwide (approximately 400,000 patients in the United States), mainly young adults aged 20-50, are afflicted with multiple sclerosis and two to three times as many women are affected than men. Relapsing remitting multiple sclerosis is the most common disease course at the time of diagnosis according to the National Multiple Sclerosis Society.  Approximately, 85% of people with multiple sclerosis are initially diagnosed with the relapsing remitting form, compared to 10-15% with progressive forms.

Multiple sclerosis costs the United States more than $9.5 billion annually in medical care and lost productivity according to the Society for Neuroscience.  The average annual cost of multiple sclerosis is approximately $44,000 to $95,625 per person. These figures include lost wages and healthcare costs (care giving, hospital and physician costs, pharmaceutical therapy and nursing home care). The cost of treating patients with later-stage progressive forms of multiple sclerosis is approximately $65,000 per year per person.

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

Effirma

Effirma (flupirtine) is a centrally-acting investigational oral drug for the treatment of fibromyalgia syndrome.  It is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Flupirtine is a non-opioid, non-NSAID, non-steroidal, analgesic. Flupirtine was originally developed by Asta Medica and has been approved in Europe since 1984 for the treatment of pain, although it has never been introduced to the United States market for any indication.

Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception, and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission.

Effirma Clinical Trial Status

Adeona’s scientific collaborator has demonstrated preliminary encouraging evidence of clinical efficacy in a small number of patients treated with Effirma whom were suffering from fibromyalgia refractory to other analgesics and therapies.  Effirma was well tolerated by these patients with no untoward side effects. In addition, substantial improvement in signs and symptoms was demonstrated in this difficult-to-treat fibromyalgia patient population. Adeona’s scientific collaborator filed an investigator-initiated Investigational New Drug with the Food and Drug Administration to test flupirtine in a clinical trial of 90 fibromyalgia patients. During 2008, this proposed clinical trial and Investigational New Drug was approved by the Food and Drug Administration. Additionally, this protocol has been reviewed by an institutional review board.

Effirma Sublicense

On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”). Pursuant to the Meda Agreement, Meda has been granted an exclusive sublicense to all of Adeona’s patents covering the use of flupirtine for fibromyalgia. These patents have been issued in the U.S. and are pending in Canada and Japan. The Meda Agreement provides that Meda will assume all future development costs for the commercialization of flupirtine for fibromyalgia. As consideration for such sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement and is entitled to milestone payments of $5 million upon filing of a New Drug Application with the U.S. Food and Drug Administration for flupirtine for fibromyalgia and $10 million upon marketing approval. The Meda Agreement also provides that Adeona is entitled to receive royalties of 7% of net sales of flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan.  Pursuant to the terms of our agreement with McLean Hospital, our university licensor, we are obligated to share with them half of the royalties we receive.   We also entered into a Non-Disturbance Agreement with Meda and McLean Hospital in connection with the Agreement. The announcement of such transaction and accompanying agreements were filed on a Form 8-K on May 11, 2010.

Effirma Market Opportunity

 Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, insomnia and mood symptoms. Fibromyalgia affects an estimated 2-4% of the population worldwide, including an estimated 4 million patients in the United States. There are presently three products approved for this indication in the United States – Lyrica, Cymbalta and Savella. Flupirtine is differentiated from these products in that it employs a unique mode of action. Meda estimates the United States market for fibromyalgia to be near $1 billion at the time of potential launch of flupirtine.

Zinthionein ZC

Zinthionein ZC is an investigational once-daily, gastroretentive, sustained-release, proprietary, oral tablet formulation of zinc and cysteine for the dietary management of Alzheimer's disease and mild cognitive impairment. It is being developed as a prescription medical food. All of Zinthionein ZC's constituents have GRAS (Generally Regarded as Safe) status. Zinthionein ZC was specially invented and developed by Adeona to achieve the convenience of once-daily dosing, high bioavailability and to minimize gastrointestinal side effects of oral zinc therapy. Zinthionein ZC is protected by multiple U.S. and international pending patent applications held by Adeona.

In April of 2010, Adeona announced positive results of Part 1 of its CopperProof-2 clinical study of Zinthionein ZC (zinc cysteine) in Alzheimer's disease and mild cognitive impairment. Adeona's CopperProof-2 clinical study seeks to compare Zinthionein ZC to placebo, as well as a currently marketed prescription zinc product, Galzin® (zinc acetate). The clinical study, "A Prospective, Randomized, Double Blind Trial of a Novel Oral Zinc Cysteine Preparation in Alzheimer's Disease (CopperProof-2)" previously received institutional review board approval to proceed. The principal investigator of the study is Diana Pollock, M.D., Associate Director of the Memory Disorder Center in  Clearwater, Florida.

CopperProof-2 is designed as a controlled, 60-patient, randomized, double-blind, placebo-controlled clinical study and is divided into two parts. Part 1, recently completed, is a 13-subject, three-arm, single-dose, comparator study in Alzheimer's disease and mild cognitive impairment subjects that compared the tolerability and bioavailability of Zinthionein ZC to Galzin®, the only Food and Drug Administration-approved zinc preparation and placebo. The Galzin® arm tested two separate individual dose levels, 50 mg and 100 mg zinc acetate (two 50 mg doses taken together). Part 2 of the study has 60 Alzheimer's disease and mild cognitive impairment subjects randomized to receive either once-daily Zinthionein ZC or matching placebo for six months.

 Results

Tolerability

Results from Part 1 of the study, announced today, demonstrate a substantially lower incidence of adverse effects in Alzheimer's disease and mild cognitive impairment subjects (33% versus 100%) in favor of Zinthionein ZC (containing 150 mg of elemental zinc acetate and 100 mg of cysteine) compared to Galzin® (containing either 50 mg or 100 mg of elemental zinc as zinc acetate). 100% of the Galzin® subjects experienced gastrointestinal distress, ranging from 100% nausea to 40% vomiting, 40% diarrhea, and 20% heartburn. The high rate of gastrointestinal adverse effects of Galzin® is consistent with prior published results of oral zinc therapy. In comparison, only 33% of Zinthionein ZC subjects experienced nausea, with only one of such subjects (17% of group) having experienced vomiting. No adverse effects were noted in the placebo group.

Adverse effects for the three groups are as follows:

	Galzin		Galzin		Galzin		Zinthionein ZC
	Placebo	%	100 mg	%	50 mg	%	All	%	150 mg	%

Any Adverse Effect	(0/2)	0%	(3/3)	100%	(2/2)	100%	(5/5)	100%	(2/6)	33%
Nausea	(0/2)	0%	(3/3)	100%	(2/2)	100%	(5/5)	100%	(2/6)	33%
Vomiting	(0/2)	0%	(1/3)	33%	(1/2)	50%	(2/5)	40%	(1/6)	17%
Diarrhea	(0/2)	0%	(1/3)	33%	(1/2)	50%	(2/5)	40%	(0/6)	0%
Dizziness	(0/2)	0%	(0/3)	0%	(0/2)	0%	(0/5)	0%	(0/6)	0%
Abdominal Pain	(0/2)	0%	(0/3)	0%	(0/2)	0%	(0/5)	0%	(1/6)	17%
Heartburn	(0/2)	0%	(0/3)	0%	(1/2)	50%	(1/5)	20%	(0/6)	0%

 Bioavailability

Zinthionein ZC also demonstrated superior serum zinc bioavailability in Alzheimer's disease and mild cognitive impairment subjects compared to both the 50 mg and 100 mg dose levels of Galzin®. Average baseline serum zinc levels of the subjects was 76.8 microg/dL (range: 63-92 microg/dL), consistent with Adeona's earlier findings of a subclinical zinc deficiency in Alzheimer's disease patients. The area under the curve (a serum measurement of bioavailability) of Zinthionein ZC was approximately 166% that of the 50 mg Galzin® dose and 116% that of 100 mg Galzin® dose (two 50 mg doses taken together).

The bioavailability results are also supplemented from results of a separate uncontrolled repeat dose pilot study conducted by Adeona in a small number of normal subjects who took Zinthionein ZC once-daily for 14 weeks, also being announced today. Following 14 weeks, subjects demonstrated an average 80% increase in serum zinc levels from baseline measured at least 12 hours after last dose, demonstrating Zinthionein ZC's ability to maintain consistently elevated serum zinc levels. In addition, a 17% reduction in serum copper levels was observed after 14 weeks, demonstrating Zinthionein ZC's ability to favorably improve serum copper/zinc ratios with once-daily dosing.

Part 2 of the Clinical Study

Part 2 of the clinical study is intended to enroll 60 Alzheimer's disease and mild cognitive impairment subjects and is currently ongoing with 11 of 13 enrolled subjects from Part 1 electing to continue to Part 2 of the study. In Part 2, subjects are randomized on a 50:50 basis to either Zinthionein ZC or matching placebo. Subjects will be assessed at 3 and 6 months for serum parameters of zinc and copper as well as changes in cognitive function using standard clinical tests used in Alzheimer's disease and mild cognitive impairment. Some subjects have now completed three months of therapy. Adeona recently added two additional clinical sites in Florida to further expedite enrollment and complete Part 2 of the study.

Background of Zinc Therapy for Alzheimer's Disease and Mild Cognitive Impairment

The CopperProof-2 study grew out of observations by Adeona and now others documenting a subclinical zinc deficiency in Alzheimer's disease patients as well as a significant body of published evidence implicating chronic copper exposure and elevated free serum copper levels in the progression of Alzheimer's disease and mild cognitive impairment. In 1992, results from an uncontrolled study of zinc therapy in Alzheimer’s disease were reported to demonstrate cognitive improvement in 80% of subjects in as little as 3 to 6 months of treatment. Due to the significant gastrointestinal side effects and intolerability of oral zinc therapy in such study, oral zinc therapy was discontinued and subjects were switched to zinc injections administered every other day, further underscoring the need for a better tolerated, convenient oral zinc therapy such as Zinthionein ZC.

The hippocampus, an area of the brain that plays a critical role in short-term memory and is generally most affected in Alzheimer's disease, is believed to contain the highest levels of zinc in the brain. Hippocampal zinc is believed to play an important dual role as a synaptic neurotransmitter that modulates NMDA (N-methyl-D-aspartic acid) receptor activity limiting excitotoxicity and is a key component of hundreds of neuroprotective enzymes, a number of which are responsible for the degradation of amyloid beta. Alzheimer's disease subjects have been reported to have lower levels of zinc in their cerebral spinal fluid, and cerebral spinal fluid levels of copper and zinc highly correlate with levels of amyloid beta 42 in cerebral spinal fluid, a biomarker of Alzheimer's disease. Zinc's role as an important NMDA receptor antagonist implies that by ameliorating the cerebral spinal fluid zinc deficiency in Alzheimer's disease patients, Zinthionein ZC may demonstrate near term acute cognitive benefits, such as those demonstrated in the 1992 study described above, as well as reducing neurogeneration in the longer term. Current NMDA-receptor antagonists for Alzheimer's disease, such as Namenda® and Axura® (memantine), currently have estimated annualized sales of $2.6 billion.

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

Consistent with the disease modifying process of active immune tolerization, there was a progressive separation between treatment and placebo groups for both ACR20 and ACR50 endpoints after day 112. ACR20 is a composite endpoint developed the American College of Rheumatology and generally accepted as an FDA-approvable scoring criterion. dnaJP1 treated patients achieved a 40.7% ACR20 response at follow up versus 21.5% of placebo-treated patients (CMH test p = 0.007, GEE p < 0.001). The proportion of dnaJP1-treated patients who achieved an ACR20 response at Days 112, 140, 168, and follow up was significantly higher than that of placebo-treated patients (CMH p = 0.03; GEE p = 0.0005). A statistically significant difference was also seen for the AUC when more strict ACR50 criteria were applied (GEE p = 0.02). The primary endpoint (AUC 112-140-168) found more patients succeeding on dnaJP1 (p = 0.09 by CMH and p = 0.04 by adjusted GEE). GEE analysis was employed to correct for intercenter variability and this was possible as randomization occurred per center. Patients in this study were permitted to be on currently available standard background therapies, including hydroxychloroquine, corticosteroids, sulfasalazine, analgesics, and non-steroidal anti-inflammatory drugs, but not on disease modifying agents or biologics.

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

dnaJP1 Market Opportunity

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

ZincMonoCysteine

ZincMonoCysteine (zinc-monocysteine) is an investigational oral drug for the treatment of dry age-related macular degeneration. It is a complex of zinc and the amino acid cysteine that Adeona believes may have improved properties compared to currently marketed zinc–based products. ZincMonoCysteine was invented and developed by David A. Newsome, M.D., former Chief of the Retinal Disease Section of the National Eye Institute. Dr. Newsome was the first to pioneer and demonstrate the benefits of oral high dose zinc therapy in dry age-related macular degeneration. Oral high dose zinc containing products now represent the standard of care for dry age-related macular degeneration affecting over 10 million Americans and have annual sales of approximately $300 million.

ZincMonoCysteine has completed an 80-patient, randomized, double-blind, placebo-controlled clinical trial in dry age-related macular degeneration and demonstrated highly statistically significant improvements in central retinal function. These results were published in a peer-reviewed journal in 2008. Adeona believes that the patent-pending, modified-release formulations of ZincMonoCysteine and may offer the significant advantages of convenient once-a-day dosing and improved gastrointestinal tolerability compared to currently-marketed oral high dose zinc-containing products. During the third quarter of 2009, Adeona did further manufacturing and scale up of ZincMonoCysteine to support the further nonclinical testing and cGMP manufacturing required to support further drug development.

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

Below is a description of our license and development agreements relating to our product candidates.

McLean Hospital Exclusive License Agreement

In 2005, as amended in 2007 and 2010, Pipex, Adeona’s wholly owned subsidiary, entered into an exclusive license agreement with the McLean Hospital, a Harvard University hospital, relating to U.S. Patent No. 6,610,324 and its foreign equivalents, entitled “Flupirtine in the treatment of fibromyalgia and related conditions.” Pursuant to this agreement, Pipex paid an upfront fee of $20,000 and back patent costs of approximately $41,830 and agreed to pay McLean royalties on net sales of flupirtine equal to 3.5% of net sales of flupirtine for indications covered by the issued patents, reduced to 1.75% if Pipex has a license to other intellectual property covering those indications; use Pipex’s best efforts to commercialize flupirtine for the therapeutic uses embodied in the patent applications; reimburse future patent costs and pay the following milestone payments: $150,000 upon the initiation of a pivotal phase 3 clinical trial of flupirtine; $300,000 upon the filing of an New Drug Application for flupirtine; and $600,000 upon Food and Drug Administration approval of flupirtine.  The due diligence requirements of the exclusive license agreement were amended in April 2010 and further amended by a Non-Disturbance Agreement that was signed with Pipex, McLean Hospital and Meda.

On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”). Pursuant to the Meda Agreement, Meda has been granted an exclusive sublicense to all of Adeona’s patents covering the use of flupirtine for fibromyalgia. These patents have been issued in the U.S. and are pending in Canada and Japan. The Meda Agreement provides that Meda will assume all future development costs for the commercialization of flupirtine for fibromyalgia. As consideration for such sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement and is entitled to milestone payments of $5 million upon filing of a New Drug Application with the U.S. Food and Drug Administration for flupirtine for fibromyalgia and $10 million upon marketing approval. The Meda Agreement also provides that Adeona is entitled to receive royalties of 7% of net sales of flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan.  Pursuant to the terms of our agreement with McLean Hospital, our university licensor, we are obligated to share with them half of the royalties we receive.   We also entered into a Non-Disturbance Agreement with Meda and McLean Hospital in connection with the Agreement. The announcement of such transaction and accompanying agreements were filed on a Form 8-K on May 11, 2010.

Thomas Jefferson University License Agreement

In 2002, as amended in 2009, Adeona’s majority owned subsidiary CD4 Biosciences Inc. entered into an exclusive worldwide license agreement with Thomas Jefferson University (TJU) relating to certain U.S. and foreign issued patents and patent applications relating to all uses of CD4 Inhibitor 802-2 and CD4 inhibitor technology. Pursuant to this agreement we paid an upfront license fee of $80,000, an additional $25,000 was paid at the 12 month anniversary of the agreement, and $25,000 was paid at the 18 month anniversary of the agreement.  Adeona is obligated to pay annual maintenance fees, milestone payments of $200,000 upon the filing of a New Drug Application and $500,000 upon approval of a New Drug Application with the Food and Drug Administration, as well as royalties on net sales of anti-CD4 802-2 and other anti-CD4 molecules covered by the licensed patents. Adeona also received rights to valuable data generated under any Investigation New Drug application filing, which includes toxicology and manufacturing information relating to anti-CD4 802-2. As partial consideration for this license, TJU was issued shares representing 5% of the common stock of CD4 Biosciences Inc. Adeona also agreed that TJU would receive anti-dilution protection on those CD4 shares through the first $2 million in financing to CD4. Adeona also agree to indemnify TJU against certain liabilities.

The Regents of University of California License Agreement

In 2005, Adeona was granted an exclusive worldwide license agreement with the Regents of the University of California relating to an issued US Patent No. 6,936,599 and pending patent applications covering the uses of the drug candidate Trimesta. Pursuant to this agreement, Adeona paid an upfront license fee of $20,000, reimbursed patent expenses of $41,000 and agreed to pay a license fee of $25,000 during 2006, as well as annual maintenance fees, milestone payments totaling $750,000 that are payable on filing an New Drug Application, and on approval of an New Drug Application with the Food and Drug Administration, as well as royalties on net sales of Trimesta covered by the licensed patents. Adeona may be permitted to partially pay milestone payments in the form of equity.

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

Manufacturing

We utilize contract manufacturing firms to produce the bulk active ingredients for our CD4 inhibitor and dnaJP1 in accordance with “current good manufacturing processes” (cGMP) guidelines outlined by the FDA.  Our Trimesta bulk and finished product is manufactured by Organon NV, a European pharmaceutical company which has manufactured the active pharmaceutical ingredient in Trimesta for nearly 40 years, although Organon has indicted that they intend to terminate this agreement in the second half of 2010.  Our Zinthionein

Sales and Marketing

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

(b)  Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

We are a development stage company. We currently have very minimal product revenues and will need to raise additional capital to operate our business.

We are a development stage company that has experienced significant losses since inception and has a significant accumulated deficit. We expect to incur additional operating losses in the future and expect our cumulative losses to increase. To date, we have generated very minimal product revenues. As of March 31, 2010, we have expended approximately $29.7 million on a consolidated basis acquiring and developing our current product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs and will not have product revenues. Therefore, for the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants.  If the upfront licensing fee we recently received is not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

 Many of our technologies, particularly our copper and zinc diagnostic testing technologies, are at an early stage of commercialization. We continue to develop and commercialize new diagnostic products and create new applications for our products through our HartLab subsidiary. We are also researching, developing and pursuing the commercialization of various diagnostic tests for copper and zinc status through HartLab. We have limited or no experience in these applications as well as operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our diagnostic and therapeutic products and applications perform properly and are cost-effective and can be reimbursed by Medicare and other healthcare insurers. There is no assurance that either of these events will occur. Even if we develop products for commercial use, we may not be able to develop products that are accepted in the Alzheimer’s disease or other markets that include patients with neurodegenerative diseases.

We may not generate additional revenue from our relationships with our corporate collaborators.

On May 6, 2010 we entered into a sublicense agreement with Meda whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million which has already been received), plus royalties on our flupirtine program.  There can be no assurance that Meda will successfully develop flupirtine for fibromyalgia that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the agreement is not within the control of the Company or Pipex Therapeutics and we will be dependent upon Meda for achievement of such milestones.

We may not be able to generate any revenue from copper and zinc status tests or any other tests we may develop.

We have committed significant research and development resources to the development of copper and zinc status tests. Although there may be a large potential market for such testing, there is no guarantee that we will successfully generate significant revenues from this or any other tests for any use. We only recently launched through HartLab, our CLIA certified laboratory, a copper and zinc status test panel in November 2009.

However, there is no guarantee that we will be able to successfully market this test panel or other diagnostic tests. We have no experience in performing, selling or marketing diagnostic test panel or any other tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

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

We have had significant changes in management in the past two years.  Effective July 1, 2008, Charles L. Bisgaier resigned as our President and Corporate Secretary and as a director of our Company.  Also effective on July 1, 2008, Steve H. Kanzer resigned as our Chief Executive Officer (although he did remain as our Chairman of the Board).  Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer; however effective March 29, 2009, Mr. Stergis resigned his position, but remained a director of the Company until August 20, 2009. The Board then appointed Steve H. Kanzer as our interim Chief Executive Officer and President. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Mr. Kanzer remained as Chairman of the Board of the Company. Effective February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed our Chairman of the Board, Chief Executive Officer and President and Mr. Lyon resigned from his position as Chief Executive Officer, President and director.  Changes in key positions in our Company, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic laboratory. Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory certifications.

We have recently developed and launched initial copper and zinc status tests through HartLab, our CLIA-licensed clinical reference laboratory located in Bolingbrook, IL. We only recently acquired HartLab in July 2009 and as a result have little experience operating a CLIA-licensed laboratory. Because there is substantial distance between HartLab and our corporate headquarters in Ann Arbor, Michigan, we may have logistical and operational challenges in effectively managing and operating HartLab. If we are unable to successfully to commercialize our serum based copper and zinc diagnostic test panels through HartLab, we may not be able to achieve significant revenues and profitability with respect to such activities.  Our ability to successfully develop and commercialize diagnostic tests will depend on our ability to successfully operate HartLab and obtain and maintain required regulatory approvals.

As a clinical laboratory HartLab is subject to CLIA regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. HartLab is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products.  We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia syndrome which was recently sublicensed to Meda; an exclusive license agreement with Thomas Jefferson University relating to our CD4 inhibitor program; an exclusive  license agreement with the Regents of the University of California relating to our Trimesta technology; an exclusive license to our oral immunotherapeutic tolerance program, named dnaJP1 from University of California San Diego (UCSD) and an exclusive license agreement with Dr. Newsome and Mr. Tate relating to zinc-monocysteine. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.  In addition, our agreement with UCSD requires our Epitope subsidiary to expend at least $400,000 on the development of oral dnaJP1 for the period comprising July 1, 2009, through June 30, 2010, and secure access to $2.5 million in funds on or before June 30, 2010, in order to maintain this license agreement in effect as well as to make other payments.  Our license agreement with the University of Michigan relating to tetrathiomolybdate requires that we manufacture cGMP material and support the filing of an investigational new drug application (IND) with the FDA on or before the first half of 2010 in order to maintain this license agreement in effect.  If we fail to meet these milestones we could lose such licenses.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system and autoimmune diseases include: Pfizer, Inc., Rigil Pharmaceuticals, Incyte Pharmaceuticals, Chelsea Therapeutics International, Inc., Aton Pharma, GlaxoSmithKline Pharmaceuticals, Alcon, Inc., Shire Pharmaceuticals, Plc., Schering-Plough, Organon NV, Merck & Co., Eli  Lilly & Co., Serono, SA, Biogen Idec, Inc., Achillion, Ltd., Active Biotech, Inc., Panteri Biosciences, Meda, Merrimack Pharmaceuticals, Inc.,  Merch-Schering AG, Forest Laboratories, Inc., Attenuon, LLC, Cypress Biosciences, Inc., Genentech, Neurotech, Amgen, Inc., Centocor/Johnson and Johnson, UCB Group, Abbott, Wyeth, OM Pharma, Cel-Sci Pharmaceuticals, Novartis, Axcan Pharma, Inc., Teva Pharmaceuticals, Inc., Intermune, Inc.  Fibrogen, Inc., Active Biotech, CNSBio, Pty., Rare Disease Therapeutics, Inc., Prana Biotechnology, Inc., Merz & Co., AstraZeneca Pharmaceuticals, Inc., Chiesi Pharmaceuticals,  Inc., Alcon, Inc., Bausch and Lomb, Inc., Targacept, Inc., and Johnson & Johnson, Inc. Alternative technologies or alternative delivery or dosages of already approved therapies are being  developed to treat dry AMD, autoimmune inflammatory, rheumatoid arthritis, psoriasis, Fibromyalgia, MS, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and  advanced clinical trials, such as zinc based combinations, Syk inhibitors, Jak inhibitors, connective tissue growth factors (CTGF), FTY-720, Laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Rituxan, Enbrel, Cimzia, Humira, Remicade, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, ZincMonoCysteine, Zinthionein ZC gastro-retentive sustained release oral high dose zinc preparations, oral dnaJP1, CD4 inhibitors and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.  No assurance can be given that our current clinical trial of once daily Zinthionein ZC for the dietary management of Alzheimer’s and mild cognitive impairment will achieve superior or sufficient tolerability compared to existing zinc-based oral products in order to confer a significant competitive market advantage for this product.

 Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for flupirtine and Trimesta, others may obtain approvals for other uses of these products which are not covered by our issued or pending patents. For example, the active ingredients in both flupirtine and Trimesta have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop flupirtine or Trimestaor their respective active ingredient(s) for other uses in the US or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine or Trimestain various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the US.  We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine and Trimestafor different applications that what we are developing.  Many of these companies may have more resources than us.  Should a competitor obtain FDA approval for their product for any indication prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years.  We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

Our oral Zinthionein ZC product candidate does not contain the patented ingredient zinc-monocysteine and is instead the subject of pending U.S. and international patent applications in initially filed in January 2006 (see. U.S. Ser. No 11/621,962), which may not provide substantial protection from competitive products until, if and when, such pending patents issue, if at all.  As a prescription medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products.  No assurance can be given that our current clinical trial of once daily Zinthionein ZC for the dietary management of Alzheimer’s and mild cognitive impairment will achieve superior or sufficient tolerability compared to existing zinc-based oral products in order to achieve a significant competitive market advantage.  Similarly, the CopperProofTM Test Panel offered by our HartLab subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our CD4 inhibitor, oral dnaJP1 and ZincMonoCysteine program, we do not have composition of matter patents for Trimesta, flupirtine, oral TTM or their respective active ingredients estriol, flupirtine, and ammonium tetrathiomolybdate. We also expect to rely on patent protection from an issued U.S. Patent for the use of oral TTM and related compounds to treat Alzheimer’s disease (U.S. Patent No 7,416,741). These patents have been exclusively licensed to us. We have also filed various pending patent applications which cover various formulations, packaging, distribution & monitoring methods for oral TTM. We rely on issued patent and pending patent applications for use of Trimestato treat multiple sclerosis (issued U.S. Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have exclusively licensed issued U.S. Patent No. 5,773,570, 6,153,200, 6,946,132, 6,989,146, 7,094,597, 7,301,005, including foreign equivalents along with several patent applications which cover dnaJP1, related compositions methods and uses; we have also exclusively licensed an issued patent for the treatment of fibromyalgia with flupirtine, which we have sublicensed to Meda.

Our ZincMonoCysteine product candidate is exclusively licensed from its inventors, David A. Newsome, M.D., and David Tate, Jr.  ZincMonoCysteine is the subject of two issued U.S. patents, 7,164,035 and 6,586,611 and pending U.S. patent application ser. no. 11/621,380 which cover composition of matter claims. In our annual report on Form 10-KSB for the year ending December 31, 2007 that was filed March 31, 2008 (page 23), we described our receipt in March 2008 (and potential impact on claim 1 of our exclusively licensed issued U.S. patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the U.S. patent examiner during our prosecution of the pending divisional U.S. patent application Ser. No. 11/621,390. In April 2008, we analyzed the zinc-cysteine complex described by Zegzhda and concluded that such complex describes an insoluble zinc salt and does not describe a non-zinc salt zinc monocyteine complex and therefore believe that such disclosure should not affect the validity of any of our issued U.S. patent claims relating our zinc-monocysteine composition-of-matter claims.  We have filed a response and declaration describing the results of our analysis with the U.S. Patent and Trademark Office with respect to the Zegzhda reference with respect to U.S. patent application ser. no. 11/621,380.   In an office action dated August 20, 2008, the U.S. patent examiner did not accept our arguments filed May 23, 2008 in connection with the Zegzhda reference under pending divisional application ser. no. 11/621,390, to which we intend to respond. Public copies of relevant and future communications can be obtained using the electronic PAIR system of the U.S. Patent and Trademark Office.

Our Zinthionein ZC (gastro-retentive sustained zinc and cysteine tablets) are the subject of U.S. and international pending patent applications, such as published U.S. patent application Ser. No. 11/621,962 and corresponding international applications which claim priority to Jan. 10, 2006 as well as additional unpublished patent applications. Such patent applications have not yet been the subject of substantive review by the U.S. Patent and Trademark Office or corresponding international patent offices.  No assurance can be given that such pending patent applications will issue or issue with claims satisfactorily broad enough to prevent others from developing and marketing competing products.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically oral TTM, dnaJP1, Trimesta, ZincMonoCysteine, CD4 inhibitor, flupirtine and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of March 31, 2010, we have 11 full-time employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

Effective March 29, 2009, Nicholas Stergis resigned as our Chief Executive Officer and effective August 20, 2009 he resigned as a director. Steve H. Kanzer was appointed our President and Chief Executive Officer.  Effective June 26, 2009, Steve H. Kanzer resigned as our President and Chief Executive Officer upon the appointment of Max Lyon as President and Chief Executive Officer. Effective February 6, 2010, James S. Kuo, M.D., M.B.A. was appointed our Chairman of the Board, Chief Executive Officer and President and Max Lyon resigned as Chief Executive Officer and President.

Certain of our directors, (Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director, Mr. Kanzer, a director and former Chairman and CEO, and Mr. Riley, a director ) scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies which might be developing competitive products to ours. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities.

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

In order to successfully commercialize our product candidates, we and our sublicensees must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, manufacture of zinc-monocysteine, dnaJP1, flupirtine, and TTM is a complex process that can be difficult to scale up for purposes of producing large quantities. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. Furthermore, zinc-monocysteine has been difficult to scale up at larger quantities.  As such, we can give no assurances that we will be able to scale up the manufacturing of zinc-monocysteine.  Oral TTM is also known to be subject to a loss of potency as a result of prolonged exposure to moisture and other normal atmospheric conditions. The active ingredient of our dnaJP1 program is a peptide.  Traditionally, peptide manufacturing is costly, time consuming, resulting in low yields and poor stability. We cannot give any assurances that we will not encounter this issue when scaling up manufacturing for dnaJP1.  We are developing proprietary formulations and specialty packaging solutions to overcome this stability issue, but we can give no assurances that we will be successful in meeting the stability requirements required for approval by regulatory authorities such as the FDA or the requirements that our new proprietary formulations and drug product will demonstrate satisfactory comparability to less stable formulations utilized in prior clinical trials. We may experience delays in demonstrating satisfactory stability requirements and drug product comparability requirements that could delay our planned clinical trials of for any of our products.

For manufacturing and nonclinical information for Trimesta, we have relied upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in Trimesta, which is currently in a clinical trial for MS. Should Organon terminate our agreement or be unable or unwilling to continue to supply Trimesta to us, this might delay enrollment and commercialization plans for our Trimesta clinical trial program. Organon has manufactured estriol the active ingredient of Trimesta for the European and Asian market for approximately 40 years but has never been approved in the US.  Organon has recently informed us of their decision to discontinue supply of estriol tablets beyond that required to satisfy the planned future needs of the ongoing clinical trial in relapse remitting multiple sclerosis.  Accordingly, prior to initiation of additional clinical studies and/or commercial launch of oral estriol, we may need to identify and execute supply agreement(s) on terms suitable to us with an alternate supplier of estriol tablets.

Our plans to launch oral Zinthionein ZC as prescription medical food for the dietary management zinc deficiency in Alzheimer’s disease and Mild Cognitive Impairment (MCI) will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies to be performed for Zinthionein ZC for which we are utilizing and intend to engage third party contract manufacturers and analytic testing services, as well as the successful completion and results of the first part of our CopperProof-2 clinical trial to be conducted at Clearwater, Florida.  We are currently experiencing delays from our outside cGMP manufacturer and packager of Zinthionein ZC, which delays our plans to launch this product as a prescription medical food.  We are currently unsure when and if these delays will be resolved and are in the process of evaluating alternative manufacturers.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a current “good manufacturing practices” (cGMP) manufacturing facility. During February 2007, we established a manufacturing facility in Ann Arbor, MI and we are currently seeking to sublease some or all of our excess office, laboratory and manufacturing space.  In March 2009, our building control systems for clean rooms and associated air handling equipment were removed and sold which might affect our ability to re-achieve cGMP status for our facility.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product-candidate claims. Success in pre-clinical testing and phase II clinical trials does not ensure that later phase II or phase III clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and pre-clinical testing. In particular, the limited results that we have obtained for our diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

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

We depend on third parties, including researchers and sublicensees, who are not under our control.

Since we have in-licensed some of our product candidates and have sublicensed other product candidates, we depend upon our sublicensees and independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors or those of our sublicensees become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensees may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our Trimesta, zinc-monocysteine, CD4 Inhibitor 802-2 and flupirtine development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician-sponsored clinical trials for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.  For example, the clinical trials for oral TTM have been conducted and completed prior to us licensing this technology from the University of Michigan. Due to various patient privacy regulations and other administrative matters, we had experienced delays and/or an inability to obtain clinical trial data relating to oral TTM.  We have also experienced similar difficulties with our zinc-monocysteine and dnaJP1 programs.  With respect to our dnaJP1 program, we have recently elected to pursue the filing of a new corporate IND through our Epitope subsidiary, for the further clinical testing of our oral dnaJP1 and to eliminate our reliance on the scientific inventor/IND holder for this program.  Unless we are able to negotiate an agreement whereby such inventor/IND holder agrees to allow us to cross-reference the IND held by such inventor/IND holder, our planned corporate IND filing will most likely require us to successfully perform necessary nonclinical studies prior to initiating further human clinical trials. Such additional nonclinical studies may be required even if we successfully conclude an IND cross-reference agreement with such inventor/IND holder.  No assurance can be given that we will be able to obtain necessary FDA authorization to initiate clinical pursuant to any proposed corporate IND that may be filed. Our license agreement with University of California for dnaJP1 requires that initiate patient dosing in a phase II clinical trial before the end of 2010 in order to maintain the license in effect.  We may not be able to achieve such milestone in and may our license agreement may become subject to termination.  Our initial clinical collaborator for oral TTM for Wilson’s disease, has retired from University of Michigan, will no longer participate as a clinical investigator and no longer has an IND for oral TTM.  We do not plan to conduct any further clinical studies of oral TTM.  Our license agreement with University of Michigan requires that we obtain an IND to conduct a clinical trial with oral TTM before July 2010 in order to maintain our license agreement.  Since we do not currently plan on filing such an IND for oral TTM, unless circumstances change, our license agreement may become subject to termination in July of this year. Should we or a future sublicensee elect to seek to conduct additional clinical trials of oral TTM, we or such sublicensee as the case may be would be expected to be required to file a new IND with the FDA for oral TTM and gain FDA approval for such IND prior to initiating any clinical studies and would be subject to the risks and potential delays associated with obtaining such approval.  Any delay or inability to obtain any data, and any such regulatory issues, might result our inability to advance our products through the regulatory process or obtain pharmaceutical partners for them.

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, Trimesta (oral estriol) has received a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health (NIH) which funds a majority of our ongoing 150 patient phase IIb clinical trial in relapsing remitting multiple sclerosis. If our scientific collaborator is unable to maintain these grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (oral estriol) program.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a majority of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. As of March 28, 2010, our officers, directors and principal stockholders beneficially owned approximately 8.4 million shares of our common stock, which number excludes shares of common stock issuable upon the exercise of warrants held by our officers, directors and principal stockholders.  Because our common stock has from time to time been “thinly traded”, the sale of these shares by our officers, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

We cannot assure you that we will be able to maintain the listing standards of the NYSE Amex formerly the American Stock Exchange or NYSE Alternext US. The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to affect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  During 2009, in order to remain listed on NYSE Amex, we were required to maintain a minimum stockholders’ equity of $4 million and this requirement may increase in the future.

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

 In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure or function claims. During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer's obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first three months of 20010, the Company issued a total of 33,118 shares of our common stock to 2 consultant for services rendered.  These offerings and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The offerings were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED AND REMOVED

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
By:   /s/ James Kuo
James S. Kuo, M.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: May 17, 2010