Form 10-Q
period 2010-09-30
ADEONA PHARMACEUTICALS, INC.
filed 2010-11-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 11, 2010, the registrant had 23,155,966 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$3,305,370	$2,715,044
Accounts receivable - net of allowance of $271,908 and $21,481	387,370	30,572
Other	8,804	8,967
Total Current Assets	3,701,544	2,754,583

Property and equipment	709,882	1,051,958

Goodwill	178,229	178,229

Deposits and other assets	90,848	90,848

Total Assets	$4,680,503	$4,075,618
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$307,106	$400,475
Accrued liabilities	7,729	8,163
Current portion of capital lease	17,006	17,006
Total Current Liabilities	331,841	425,644

Long Term Liabilities:
Accounts payable	107,335	93,000
Capital lease	1,910	12,788
Total Liabilities	441,086	531,432

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
23,152,068 issued and 23,070,586 outstanding
and 21,530,834 issued and 21,449,352 outstanding	23,071	21,449
Additional paid-in capital	47,070,002	45,552,918
Accumulated deficit	(42,853,656)	(42,013,081)
Subscription receivable	-	(17,100)
Total Stockholders' Equity	4,239,417	3,544,186

Total Liabilities and Stockholders' Equity	$4,680,503	$4,075,618

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
License revenue, net	$-	$-	$2,125,000	$-
Laboratory revenues, net	289,898	51,085	419,825	51,085
Total revenues, net	289,898	51,085	2,544,825	51,085

Operating Expenses:
Research and development	424,573	325,662	1,406,264	1,219,135
General and administrative	598,453	351,646	1,986,765	1,452,384
Total Operating Expenses	1,023,026	677,308	3,393,029	2,671,519

Loss from Operations	(733,128)	(626,223)	(848,204)	(2,620,434)

Other Income (Expense):
Interest income	111	148	330	2,826
Interest expense	(615)	-	(2,784)	-
Other income	797	-	10,083	-
Total Other Income, net	293	148	7,629	2,826
Net Loss	$(732,835)	$(626,075)	$(840,575)	$(2,617,608)

Net Loss Per Share – Basic and Dilutive	$(0.03)	$(0.03)	$(0.04)	$(0.12)

Weighted average number of common shares outstanding during the period – Basic and Dilutive	23,003,033	21,437,701	22,095,349	21,276,912

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(840,575)	$(2,617,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of stock-based compensation	324,885	244,540
Stock issued for consulting fees	157,706	64,586
Stock issued as compensation	46,613	-
Stock issued for license fee	-	41,250
Contributed services - related party	-	100,000
Depreciation	271,076	272,485
Provision for uncollectible accounts receivable	250,427	7,785
(Gain) loss on sale of equipment	(3,390)	15,725
Loss on exchange of equipment to settle accounts payable	-	18,674
Changes in operating assets and liabilities:
Accounts receivable	(607,225)	(18,548)
Other receivables	-	-
Prepaid expenses and other current assets	163	35,168
Deposits and other assets	-	(78,859)
Accounts payable	(79,034)	(364,033)
Current portion of long term liabilities		17,006
Accrued liabilities	(434)	(44,770)
Long term payables		143,243
Net Cash Used In Operating Activities	(479,788)	(2,163,356)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,070)	-
Proceeds from the sale of equipment	76,460	25,200
Cash paid to acquire Adeona Clinical Laboratory (formerly Hart Lab)		(201,141)
Cash received from the sale of Adeona Clinical Laboratory (formerly Hart Lab)		5,624
Net Cash Provided By (Used In) Investing Activities	74,390	(170,317)

Cash Flows From Financing Activities:
Repayments under capital lease	(10,878)	-
Proceeds from issuance of common stock for stock option exercises	121,878	9,758
Proceeds from the issuance of common stock	884,724	-
Net Cash Provided By Financing Activities	995,724	9,758

Net increase (decrease) in cash	590,326	(2,323,915)

Cash at beginning of period	2,715,044	5,856,384

Cash at end of period	$3,305,370	$3,532,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,784	$-

Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”), is a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases.  The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  Currently, Adeona has the following product candidates in development:  a prescription medical food for Alzheimer’s disease, and four drugs for multiple sclerosis, fibromyalgia, rheumatoid arthritis and dry age-related macular degeneration.

Program	Medical Indication	Stage of Development
Trimesta (estriol)	Treatment of relapsing remitting multiple sclerosis in women	10-patient, 22-month, single-agent, crossover clinical trial completed, and a 150-patient, 15-center, randomized, double-blind, placebo-controlled clinical trial underway

Effirma (flupirtine)	Treatment of fibromyalgia	Partnered with Meda AB

Zinthionein (zinc cysteine)	Dietary management of Alzheimer’s disease and mild cognitive impairment with a prescription medical food	60-patient, randomized, double-blind, placebo-controlled clinical study underway

dnaJP1 (hsp peptide)	Treatment of rheumatoid arthritis	160-patient, multi-center, randomized, double-blind, placebo-controlled clinical trial completed

ZincMonoCysteine (zinc-monocysteine)	Treatment of dry age-related macular degeneration	80-patient, randomized, double-blind, placebo-controlled clinical trial completed

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2010, are not necessarily indicative of results for the full year.

3.   Summary of Significant Accounting Policies

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

Development Stage

As of June 30, 2010, the Company emerged from the development stage.   According to FASB ASC915-10 a development-stage enterprise is one in which planned principle operations have not commenced or if its operations have commenced, there has been no significant revenue.   The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”). As consideration for such sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement. The Company considers the Meda Agreement to be an indication that it has commenced its principal operations and therefore it is not required to report as a development-stage entity.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2010.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company has two streams of revenue, license revenue and laboratory revenue.

License Revenue

On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”) for the development and commercialization of Effirma (flupirtine) for fibromyalgia.  As consideration for the sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement. This payment was recorded as license revenue in June 2010. Pursuant to the Company’s license agreement with McLean Hospital, the Company paid 15% of the $2.5 million payment ($375,000) to McLean Hospital.  The payment to McLean Hospital was netted against the revenues received from Meda AB for financial statement purposes.  The Company is also entitled to additional milestone payments of $5 million upon filing of a New Drug Application with the United States Food and Drug Administration for flupirtine for fibromyalgia and $10 million upon marketing approval. The Meda Agreement also provides that the Company is entitled to receive net royalties of 7% of net sales of flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan.  The Meda Agreement provides that Meda AB will assume all future development costs for the commercialization of flupirtine for fibromyalgia. Pursuant to the terms of the Company’s agreement with McLean Hospital, the Company is obligated to pay them half of the royalties the Company receives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2010, and December 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed the federally insured limit of $250,000 per depositor, per bank.

Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of common share equivalents.   Since the Company reported a net loss for the three and nine months ended September 30, 2010 and 2009, all common equivalent shares would be anti-dilutive; as such there is no separate computation for diluted earnings per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the period ended September 30, 2010 were 2,455,759 and 1,131,078, respectively and for the period ended September 30, 2009 were 2,392,451 and 1,070,472, respectively.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of license fees, manufacturing costs, salaries, share-based compensation and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, other current assets, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold, research and development or general and administrative expenses in the consolidated statement of operations, depending on the nature of the services provided.

Recent Accounting Pronouncements

In January 2010, FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU did not have a material impact on its consolidated results of operations or financial condition.

4.   Property and Equipment

Property and Equipment consisted of the following at September 30, 2010, and December 31, 2009.

	September 30, 2010	December 31, 2009
Leasehold improvements	$864,429	$862,359
Manufacturing equipment	585,915	697,854
Computer and office equipment	206,912	234,419
Laboratory equipment	243,442	243,289
Total	1,900,698	2,037,921
Less accumulated depreciation	(1,190,816)	(985,963)
Property and equipment, net	$709,882	$1,051,958

During the nine months ended September 30, 2010, the Company sold equipment, with a net book value of $73,071, for $76,461, resulting in a gain of $3,390.

5.   Stockholders’ Equity

Common Stock Issuances

During the nine months ended September 30, 2010, the Company issued 245,954 shares of common stock, in connection with the exercise of stock options, for proceeds of $121,878. The Company also issued 60,521 shares of common stock for employment service, having a fair value of $46,613 ($0.77 per share) and 184,120 shares of common stock for consulting services, having a fair value of $157,706 ($0.86 per share), based on the quoted closing trading prices.

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor, relating to the offering and sale (the “Offering”) of 1,212,121 shares of the Company’s common stock at a closing price of $0.825.  The Company received gross proceeds of $1,000,000, before estimated offering expenses of approximately $115,000, which included placement agent fees that have been treated as a direct offering cost.   In addition, at the closing, the Company issued to  the placement agent, or its permitted assigns, a five-year warrant to purchase the number of shares of common stock of the Company equal to 5% of the number of Shares issued to Seaside 88 at such closing, or up to 60,606 shares of Common Stock.  The warrants provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  The exercise price per share is equal to $1.32. The fair value of these warrants based on the Black-Scholes option-pricing model is approximately $64,000.

Stock Incentive Plan

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2010, there were 1,320,354 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2010, there are 1,135,405 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and generally expire ten years after the grant date.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the share-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the three and the nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Exercise price	$0.80	$0.37 - $0.80	$0.80 - $0.87	$0.37 - $0.80
Expected dividends	0%	0%	0%	0%
Expected volatility	192%	198% - 209%	192% - 204%	198% - 209%
Risk free interest rates	2.54%	1.56% - 3.52%	2.54% - 3.63%	1.56% - 3.52%
Expected life options	10 years	10 years	10 years	10 years
Expected forfeitures	0%	0%	0%	0%

The Company records share-based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting,
•	half vesting immediately and the remainder over three years,
•	quarterly over three years,
•	annually over three years,

•	one-third immediate vesting and remaining annually over two years,
•	one half immediate vesting with remaining vesting over nine months; and
•	one quarter immediate vesting with the remaining over three years.

During the nine months ended September 30, 2010, the Company granted 630,000 options to employees and consultants having a fair value of $513,750 based upon the Black-Scholes option pricing model.  During the same period of 2009, the Company granted 585,000 options to employees having a fair value of $256,080 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of September 30, 2010, and for the year ended December 31, 2009, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	2,751,663	$1.43
Granted	979,999	0.50
Exercised	(104,633)	0.27
Forfeited or expired	(1,065,697)	1.09
Balance – December 31, 2009	2,561,332	1.26
Granted	630,000	0.82
Forfeited or expired	(489,619)	0.69
Exercised	(245,954)	0.43
Balance – September 30, 2010 - outstanding	2,455,759	$1.35	6.55 years	$371,225

Balance – September 30, 2010 – exercisable	1,898,779	$1.52	5.72 years	$341,274

All forfeited and expired options in 2010 relate to employees whose employment has terminated .

The options outstanding and exercisable as of September 30, 2010, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,365,760	6.65 years	$1.17	1,809,717	$1.30	5.80 years
$4.58 - 9.05	89,999	4.01 years	5.93	89,062	5.93	3.97 years
	2,455,759	6.55 years	$1.35	1,898,779	$1.52	5.72 years

The options outstanding and exercisable as of September 30, 2009, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,275,786	7.07 years	$1.19	1,807,661	$1.37	6.43 years
$4.57 - 9.05	113,332	5.64 years	5.92	95,625	5.92	5.67 years
$22.50	3,333	7.28 years	22.50	2,222	22.50	7.28 years
	2,392,451	7.01 years	$1.45	1,905,508	$1.62	6.39 years

Warrants

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns.  The warrants have an exercise price $1.32 and a life of 5 years. The warrants vest on January 1, 2011 and expire December 31, 2015.   Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost.  The result of the transaction has a $0 net effect to equity.

A summary of warrant activities as of September 30, 2010, and for the year ended December 31, 2009, is as follows:

	Options	Weighted Average Exercise Price
Balance – December 31, 2008	2,291,749	$2.87
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,221,277)	2.23
Balance – December 31, 2009	1,070,472	3.27
Granted	60,606	1.32
Forfeited or expired	-	-
Exercised	-	-
Balance – September 30, 2010 - outstanding	1,131,078	$3.17

Balance – September 30, 2010 – exercisable	1,070,472	$3.17

The warrants outstanding as of September 30, 2009, are as follows:

Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life
$0.41	5,000	0.63 years
$1.32	60,606	5.25 years
$2.22	626,809	2.32 years
$3.30	61,207	4.67 years
$3.75	50,000	5.38 years
$6.36	327,456	2.11 years
	1.131.078	3.34 years

Options of Subsidiary

During 2004 and 2007, CD4 granted 30,000 options. On August 5, 2009, 10,000 of these options expired. As of September 30, 2010, a total of 20,000 options were outstanding and exercisable with an exercise price of $0.20 and a remaining contractual life of 1.62 years.

As of September 30, 2010, Epitope has 50,000 options outstanding and 20,000 options exercisable with an exercise price of $0.001 and a remaining contractual life of 7.75 years.  These options were granted during 2008, vest annually over 5 years, and have a fair value of $50, which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

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

7.   Subsequent Event

On November 4, 2010, the Company announced that it was awarded two grants totaling $488,959 under the Qualifying Therapeutic Discovery Project (QTDP) Program to support the Company’s Alzheimer’s disease and multiple sclerosis programs currently in clinical testing.

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

Overview

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”), is a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases.  The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  Currently, Adeona has the following product candidates in development:  a prescription medical food for Alzheimer’s disease, and four drugs for multiple sclerosis, fibromyalgia, rheumatoid arthritis and dry age-related macular degeneration.
•
Trimesta (estriol) is a drug being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. As of November 1, 2010, 115 out of 150 patients have been enrolled.

•
Effirma (flupirtine) is a drug being developed for the treatment of fibromyalgia. On May 6, 2010, we entered into a sublicense agreement with Meda AB of Sweden covering all of our patents rights on the use of flupirtine for fibromyalgia.

•
Zinthionein ZC (zinc cysteine) is a prescription medical food being developed for the dietary management of patients with Alzheimer’s disease and mild cognitive impairment. A randomized, double-blind, placebo-controlled clinical study is underway at 3 centers in the United States. All 60 patients have been enrolled, and we expect completion of this clinical study in the first quarter of 2011.

•	dnaJP1 (hsp peptide) is a drug being developed for the treatment of rheumatoid arthritis. A 160-patient, multi-center, randomized, double-blind, placebo-controlled clinical trial has been completed.
•
ZincMonoCysteine (zinc-monocysteine) is a drug being developed for the treatment of dry age-related macular degeneration. An 80 patient, randomized, double-blind, placebo-controlled clinical trial has been completed.

Our secondary strategy is to advance our core competency in measuring metabolic serum zinc and copper levels. To further this effort, we purchased HartLab, LLC, on July 13, 2009.  Recently renamed Adeona Clinical Laboratory, the wholly-owned CLIA-certified clinical testing facility provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area. At Adeona Clinical Laboratory, we developed and offer the CopperProof panel, a series of diagnostic tests for accurately measuring the metabolic serum zinc and copper levels of patients with Alzheimer's disease and mild cognitive impairment. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider. For the three months ended September 30, 2010, we generated $289,898 of net revenues a 567% increase over the same period in 2009, all of which was derived from clinical and microbiology testing services.

Our source of liquidity as of September 30, 2010, is cash of $3,305,370. Our projected uses of cash include cash used to fund further clinical development of our drug and medical food candidates, working capital and other general corporate activities.  We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

Effective as June 30, 2010, we emerged from a “Development-Stage Entity” as defined by FASB ASC 915-10. On May 6, 2010, we entered into a sublicense agreement with Meda AB of Sweden. This agreement provides that Meda AB will assume all future development costs for the commercialization of flupirtine for fibromyalgia. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon filing of a New Drug Application with the United States Food and Drug Administration of flupirtine for fibromyalgia and $10 million upon marketing approval, plus royalties. We consider the agreement with Meda AB to be an indication that we have commenced our principal operations and therefore are not required to report as a development-stage entity.

On July 2, 2010, we entered into a Common Stock Purchase Agreement with a single investor, relating to the offering and sale of 1,212,121 shares of common stock, par value $0.001 per share. We raised gross proceeds of $1,000,000, before estimated offering expenses of approximately $115,000, which includes placement agent fees. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission on June 14, 2010.

We believe that our cash will be sufficient to fund our operations for at least the next 12 months.  Therefore, we will need additional capital to continue the development of our product candidates and clinical programs beyond 12 months. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.

Clinical Development Programs

Relapsing-Remitting Multiple Scelerosis in Women
Trimesta (estriol)

Our first product candidate is Trimesta (estriol) for the treatment of relapsing-remitting multiple sclerosis. Estriol is a hormone that is produced by the placenta during pregnancy. Maternal levels of estriol increase in a linear fashion throughout the third trimester of pregnancy until birth, whereupon they abruptly fall to near zero. It has been scientifically documented that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, especially in the third trimester. The PRIMS study (Pregnancy in Multiple Sclerosis), a landmark clinical study published in the New England Journal of Medicine , followed 254 women with multiple sclerosis during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy from pre-baseline levels and relapse rates then increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the treatment of post-menopausal hot flashes. It has never been approved by the Food and Drug Administration (FDA) for any indication.

Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to a loss of muscle control, paralysis, and in some cases, death. According to the National Multiple Sclerosis Society, currently, more than 2.5 million people worldwide (approximately 400,000 patients in the United States), have been diagnosed with multiple sclerosis. Mainly young adults, ages 20 to 50, and two to three times as many women than men are diagnosed with multiple scelerosis. According to the National Multiple Sclerosis Society, approximately 85% of multiple sclerosis patients are initially diagnosed with the relapsing-remitting form, compared to 10-15% with progressive forms. Despite the availability of 7 FDA-approved therapies for the treatment of relapsing-remitting multiple sclerosis, the disease is highly underserved and exacts a heavy economic toll. Multiple sclerosis costs the United States more than $9.5 billion annually in medical care and lost productivity according to the Society for Neuroscience.

An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial was completed in the United States to study the therapeutic effects of 8 mg of oral Trimesta taken daily in nonpregnant female relapsing remitting multiple sclerosis patients. The total volume and number of gadolinium-enhancing lesions was measured by brain magnetic resonance imaging (MRI, an established neuroimaging measurement of disease activity in multiple sclerosis) and showed a statistically significant decrease, both in lesion volumes and the number of lesions, during Trimesta treatment compared to baseline and while on drug holiday. During this clinical trial, a statistically significant14% improvement from baseline in Paced Auditory Serial Addition Test (PASAT) cognitive testing scores (p = 0.04) was also observed in the multiple sclerosis patients after six months of therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as multiple sclerosis.

A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a 2 year period would reduce the rate of relapses in a large population of female patients with relapsing remitting multiple sclerosis. Investigators are administering either Trimesta along with glatimer acetate (Copaxone®) injections, a FDA-approved therapy for multiple sclerosis, or a placebo plus glatimer acetate injections to women between the ages of 18 to 50 who have been recently diagnosed with relapsing remitting multiple sclerosis. The primary endpoint is relapse rates at two years with a one year interim analysis using standard clinical measures of multiple sclerosis disability. As of November 1, 2010, 115 out of 150 patients have been enrolled in this clinical trial. Tentatively, we anticipate full enrollment by the second half of 2011; however, no assurances can be given that such study enrollment will be completed in such time period.

The preclinical and clinical development of Trimesta has been primarily financed by a $5 million grant from the National Multiple Sclerosis Society in partnership with the National Multiple Sclerosis Society’s Southern California chapter, with support from the National Institutes of Health. In January of 2010, it was announced that an additional $860,440 in grant funding had been received through the American Recovery and Reinvestment Act allowing the number of clinical sites currently enrolling patients in the clinical study to increase from 7 clinical sites to 15.

Fibromyalgia
Effirma (flurpirtine)

Our second product candidate is Effirma (flupirtine) for the treatment of fibromyalgia. Effirma is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception, and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica and has been approved in Europe since 1984 for the treatment of pain, although it has never beenapproved by the Food and Drug Administration for any indication.

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

On May 6, 2010, we entered into a sublicense agreement with Meda AB that provides that they will assume all future development costs for the commercialization of flupirtine for fibromyalgia. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon filing of a New Drug Application with the United States Food and Drug Administration of flupirtine for fibromyalgia and $10 million upon marketing approval, plus royalties.

In November 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our multiple sclerosis program currently in clinical testing.

Alzheimer’s Disease and Mild Cognitive Impairment
Zinthionein (zinc cysteine)

Our third product candidate is Zinthionein (zinc cysteine) for the dietary management of Alzheimer’s disease and mild cognitive impairment being developed as a prescription medical food. Zinthionein is a once-daily, gastroretentive, sustained-release, proprietary, oral tablet formulation of zinc and cysteine. All of Zinthionein’s constituents have Generally Regarded as Safe (GRAS) status according to FDA standards. Zinthionein was invented and developed by us to achieve the convenience of once-daily dosing, high bioavailability (the quantity or fraction of the ingested does that is absorbed) and to minimize gastrointestinal side effects of oral zinc therapy.

CopperProof-2 is a controlled, randomized, double-blind, placebo-controlled clinical study testing Zinthionein.  The study is divided into two parts. Part 1 is a 13-subject, three-arm, single-dose, comparator study in Alzheimer's disease and mild cognitive impairment subjects that compared the tolerability and bioavailability of oral Zinthionein to Galzin®, the only FDA-approved zinc preparation and to placebo. Results from Part 1 of the study demonstrated a superior serum zinc bioavailability and a substantially lower incidence of adverse effects in Alzheimer's disease and mild cognitive impairment subjects in favor of Zinthionein compared to Galzin®.

Part 2 of the CopperProof 2 study, underway at 3 centers in the United States, has enrolled all 60 Alzheimer's disease and mild cognitive impairment subjects and randomized them to receive either once-daily oral Zinthionein or matching placebo for six months. Subjects will be assessed at 3 and 6 months for serum parameters of zinc and copper as well as changes in cognitive function using standard clinical tests used in Alzheimer's disease and mild cognitive impairment. As of October 15, 2010, all 60 patients have been enrolled and we expect completion of this clinical study in the first quarter of 2011, however no assurances can be given that such study will be completed in such time period.

In November 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our Alzheimer’s disease program currently in clinical testing.

Rheumatoid Arthritis
dnaJP1(hsp peptide)

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

Rheumatoid arthritis is an autoimmune disease that afflicts approximately 20 million people worldwide. It is a chronic inflammatory disease that leads to pain, stiffness, swelling and limitation in the motion and function of multiple joints. If left untreated, rheumatoid arthritis can produce serious destruction of joints that frequently leads to permanent disability. Though the joints are the principal body part affected by rheumatoid arthritis, inflammation can develop in other organs as well. The disease currently affects over two million Americans, almost 1% of the population, and is two to three times more prevalent in women than men. Onset can occur at any point in life but is most frequent in the fourth and fifth decades of life, with most patients developing the disease between the ages of 35 and 50.   The global market is estimated at $12 billion in annual sales and disease-modifying antirheumatic drugs, including biologics, accounted for nearly $5 billion of that figure.

In November of 2009, we announced publication of the results of an investigator-initiated, 160-patient clinical trial of dnaJP1 for the treatment of rheumatoid arthritis conducted at 11clinical centers in the United States. The publication, entitled "Epitope-Specific Immunotherapy of Rheumatoid Arthritis: Clinical Responsiveness Occurs With Immune Deviation and Relies on the Expression of a Cluster of Molecules Associated with T Cell Tolerance in a Double-Blind, Placebo-Controlled, Pilot Phase II Trial", can be found in Arthritis & Rheumatism , Vol. 60(11), pages 3207-3216, with related editorial at page A21.  The clinical trial sought to test 2 hypotheses 1) whether mucosal induction of immune tolerate to dnaJP1 would lead to a qualitative change from a proinflammatory phenotype to a more tolerogenic functional phenotype and 2) whether immune deviation of responses to an inflammatory epitope might translate into clinical improvement. One hundred sixty patients with active rheumatoid arthritis were randomized to receive oral doses of 25 mg of dnaJP1 or placebo daily for 6 months. This clinical trial was funded by a $5 million grant from the National Institutes of Health and demonstrated the following results:

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

Dry Age-Related Macular Degeneration
ZincMonoCysteine (zinc-monocysteine)

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

Stock Compensation

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. We have a standardized approach to estimate and review the collectability of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the nine months ended September 30, 2010.

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. We have two streams of revenue, license revenue and laboratory revenue.

License Revenue

On May 6, 2010, we entered into a Sublicense Agreement (the "Meda Agreement") with Meda AB of Sweden ("Meda") for the development and commercialization of Effirma (flupirtine) for fibromyalgia. As consideration for the sublicense, we received an up-front payment of $2.5 million upon execution of the Meda Agreement.  This payment was recorded as license revenue for the three months ended June 30, 2010.  Pursuant to our license agreement with McLean Hospital, we paid 15% of the $2.5 million payment ($375,000) to McLean Hospital. We are also entitled to additional milestone payments of $5 million upon filing of a New Drug Application with the United States Food and Drug Administration for flupirtine for fibromyalgia and $10 million upon marketing approval.  The Meda Agreement also provides that we are entitled to receive net royalties of 7% of net sales of flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan.  The Meda Agreement provides that Meda AB will assume all future development costs for the commercialization of flupirtine for fibromyalgia.  Pursuant to the terms of our agreement with McLean Hospital, we are obligated to pay them half of the royalties we receive.

Laboratory Revenue

We primarily recognize revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.

We maintain a sales allowance to compensate for the difference in our billing practices and insurance company reimbursements. In determining this allowance the company looks at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior two years, otherwise known as the yearly average adjustment amount. The allowance taken is the averaged yearly average adjustment amount for these prior periods and multiplied by each period’s actual gross sales to determine the actual sales allowance for each period.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenues, net . Total revenues, consisting solely of laboratory revenues, were $289,898 compared to $51,085 for the three months ended September 30, 2010 and 2009, respectively. The increase in total revenues for the three months ended September 30, 2010, reflects a 567% increase in laboratory revenues from the three months ended September 30, 2009. Laboratory revenues have increased due to expanded client services provided by Adeona Clinical Laboratory.

Research and Development Expenses . Research and development expenses increased to $424,573 for the three months ended September 30 30, 2010, from $325,662 for the three months ended September 30, 2009. This increase of 30% is primarily the result of increased costs associated with the expansion of the client base at Adeona Clinical Laboratory, including salary and supply costs. Research and development expenses also include a non-cash charge relating to share-based compensation expense of $19,817 for the three months ended September 30, 2010, compared to $33,421 for the three months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses increased to $598,453 for the three months ended September 30, 2010, from $351,646 for the three months ended September 30, 2009. This increase of 70% is primarily the result of increased legal fees, salary expense and consultant fees. General and administrative expenses also include a non-cash charge relating to share-based compensation expense of $68,493 for the three months ended September 30, 2010, compared to $20,875 for the three months ended September 30, 2009.

Net Loss. Our net loss was $732,835, or $0.03 per common share for the three months ended September 30, 2010, compared to a net loss of $626,075, or $0.03 per common share for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Revenues, net.    Total revenues for the nine months ended September 30, 2010 were $2,544,825.  Revenues consisted of $2,125,000 from the flupurtine sublicense fee with Meda AB, which is net of the $375,000 payment to McLean Hospital and $419,825 of laboratory revenues from Adeona Clinical Laboratory.   Revenues for nine months ended September 30, 2009 consisted of $51,085 of laboratory revenues from Adeona Clinical Laboratory. Since purchasing Adeona Clinical Laboratory in July 2009, the client base has increased from 5 to 9 health service providers and the in-house diagnostic testing services have been expanded to include a full array of microbiology testing.

Research and Development Expenses.  Research and development expenses increased to $1,406,264 for the nine months ended September 30, 2010, from $1,219,135 for the nine months ended September 30, 2009.  This increase of 15% is primarily the result of increased monthly costs from Adeona Clinical Laboratory, offset by decreased allocation of overhead expenses.  Research and development expenses also include a non-cash charge relating to share-based compensation expense of $72,785 for the nine months ended September 30, 2010, compared to $153,031 for the nine months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses increased to $1,986,765 for the nine months ended September 30, 2010, from $1,452,384 for the nine months ended September 30, 2009.  This increase of 37% is primarily the result of increased salary expense, legal fees and consultant fees.  General and administrative expenses also include a non-cash charge relating to share-based compensation expense of $252,100 for the nine months ended September 30, 2010, compared to $91,509 for the nine months ended September 30, 2009.

Other Income (Expense), net.   Other income was $7,629 compared to $2,826 for the nine months ended September 30, 2010 and 2009, respectively. Other income for the nine months ended September 30, 2010, included interest income of $330, and $10,083 of other income relating to the sales of miscellaneous non-capital equipment, offset by interest expense of $2,784.  Other income for the nine months ended September 30, 2009, consisted of $2,826 in interest income.

Net Loss.  Our net loss was $840,575, or $0.04 per common share for the nine months ended September 30, 2010, compared to a net loss of $2,617,608, or $0.12 per common share for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fee’s  and to a lesser extent from the  proceeds from the sale of our common stock under our registration statement on Form S-3, laboratory testing revenues, miscellaneous equipment sales, all of which, from inception through September 30, 2010, have totaled in the aggregate approximately $43million.

Our cash totaled $3,305,370 at September 30, 2010, an increase of $590,326 from December 31, 2009.   During the nine months ended September 30, 2010, the primary sources of cash were $2,125,000 from the sublicense fee relating to the Meda Agreement and proceeds from the issuance of common stock to a single investor of $884,724 and stock option exercises of $127,878.  The primary uses of cash during the nine months ended September 30, 2010 included working capital requirements and $2,070 in capital equipment additions. Our cash at October 31, 2010 was approximately $3.1 million.

Our continued operations will primarily depend on whether we are able to generate revenues and profits through partnerships, joint ventures or sales of diagnostic clinical laboratory services and/or raise additional funds through various potential sources, such as license fees from a potential corporate partner, equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $42.9 million through September 30, 2010. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals; and
•	profitability of our clinical laboratory diagnostic and microbiology services business.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2010, a Stipulation of Settlement was entered into with regard to a claim by an individual for the payment by a subsidiary of the Company of past consulting services and associated expenses. In accordance with the Stipulation of Settlement, the Company issued $92,000 worth of shares of its common stock to the individual in full settlement of all claims of the individual against the subsidiary.

ITEM 1A. RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with our business and our common stock. You should be in a position to risk the loss of your entire investment.

RISKS RELATING TO OUR BUSINESS

We currently have very minimal revenues and will need to raise additional capital to operate our business.

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received form Meda AB for the development of and commercialization of Effirma (flupirtine) for fibromyalgia and laboratory revenues from Adeona Clinical Laboratory, we have generated very minimal revenues. As of September 30, 2010, our operating expenses  totaled approximately $32.5 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs or prescription medical food and therefore will not have product revenues. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants.  If the upfront licensing fee we recently received is not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts, and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have only recently achieved profitability and may never be able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we had incurred substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we do the following:

•	continue to undertake preclinical development and clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	implement additional internal systems and infrastructure;
•	lease additional or alternative office facilities; and
•	hire additional personnel, including members of our management team.

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

We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake preclinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing, and securing our proprietary technology, and undertaking preclinical trials and Phase I/II, and Phase II and Phase III clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

On May 6, 2010 we entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our flupirtine program. There can be no assurance that Meda AB will successfully develop flupirtine for fibromyalgia that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones.

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

However, there is no guarantee that we will be able to successfully market this test panel or other diagnostic tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

•	reliance on our Adeona Clinical Laboratory operations, which are subject to routine governmental oversight and inspections for continued operation pursuant to CLIA and other regulations;
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

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;
•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of diagnostic or other tests, including copper and zinc; status tests;
•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;
•	concerns regarding the safety effectiveness or clinical utility of our tests;
•
changes in the regulatory environment affecting health care and health care providers, including changes in laws regulating laboratory testing and/or device manufacturers and any laws regulating diagnostic testing;

•	the extent and success of our sales and marketing efforts and ability to drive adoption of our diagnostic tests;
•	coverage and reimbursement levels by government payers and private insurers;
•	the level of physician and customer adoption of any diagnostic tests we develop;
•	pricing pressures and changes in third-party payer reimbursement policies;

•	general changes or developments in the market for Alzheimer’s disease diagnostics or diagnostics in general;
•	ethical and legal issues concerning the appropriate use of the information resulting from Alzheimer’s disease diagnostic tests or other tests;
•	our ability to promote and protect our products and technology; and
•	intellectual property rights held by others or others infringing our intellectual property rights.

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

We only recently acquired our CLIA-certified laboratory and have limited experience operating a diagnostic  and microbiology testing laboratory. Our ability to successfully develop and commercialize diagnostic and microbioloby tests will depend on our ability to successfully operate our CLIA-certified laboratory and obtain and maintain required regulatory certifications.

In November 2009, we launched a panel of copper and zinc status tests through Adeona Clinical Laboratory, our CLIA-licensed clinical reference laboratory located in Bolingbrook, IL. We acquired Adeona Clinical Laboratory in July 2009. Because there is substantial distance between Adeona Clinical Laboratory and our corporate headquarters in Ann Arbor, Michigan, we may have logistical and operational challenges in effectively managing and operating Adeona Clinical Laboratory. If we are unable to successfully to commercialize our serum based copper and zinc diagnostic test panels through Adeona Clinical Laboratory, we may not be able to achieve significant revenues and profitability with respect to such activities.  Our ability to successfully develop and commercialize diagnostic tests and microbiology testing will depend on our ability to successfully operate Adeona Clinical Laboratory and obtain and maintain required regulatory approvals.

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

We will need FDA approval to commercialize some of our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval for any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “preclinical studies,” human tests, which are referred to as “clinical trials” as well as the ability to manufacture the product candidate, referred to as “chemistry manufacturing control” or “CMC.” We will also need to file additional investigative new drug applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to  commence such studies may delay our initiation of such planned additional studies.

Satisfying the FDA’s regulatory requirements typically takes many years, depending on the type, complexity, and novelty of the product candidate, and requires substantial resources for research development, and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies.

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

Our diagnostic and microbiology tests are subject to changes in CLIA, FDA and other regulatory requirements.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products.  We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was recently sublicensed to Meda AB; an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology; an exclusive license to our oral immunotherapeutic tolerance program, named dnaJP1 from University of California San Diego (UCSD) and an exclusive license agreement with Dr. Newsome and Mr. Tate relating to zinc-monocysteine. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.  In addition,  in order to maintain this license agreement in effect our agreement with UCSD required our Epitope subsidiary to expend at least $400,000 on the development of oral dnaJP1 for the period comprising July 1, 2009, through June 30, 2010, and to secure access to $2.5 million in funds on or before June 30, 2010, which it did as well as to make other payments.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central-nervous-system and autoimmune diseases include: Pfizer, Rigel Pharmaceuticals, Incyte Pharmaceuticals, Chelsea Therapeutics International, Aton Pharma, GlaxoSmithKline Pharmaceuticals, Alcon, Shire Pharmaceuticals, Schering-Plough, Organon, Merck & Co., Eli Lilly & Co., Serono, Biogen Idec, Achillion, Active Biotech, Panteri Biosciences, Meda AB, Merrimack Pharmaceuticals, Merch-Schering, Forest Laboratories, Attenuon, Cypress Biosciences, Genentech, Neurotech, Amgen, Centocor/Johnson and Johnson, UCB Group, Abbott, Wyeth, OM Pharma, Cel-Sci Pharmaceuticals, Novartis, Axcan Pharma, Teva Pharmaceuticals, Intermune, Fibrogen, Active Biotech, CNSBio, Rare Disease Therapeutics, Prana Biotechnology, Merz & Co., AstraZeneca Pharmaceuticals, Chiesi Pharmaceuticals, Alcon, Bausch and Lomb, Targacept, and Johnson & Johnson. Alternative technologies or alternative delivery or dosages of already approved therapies are being developed to treat dry AMD, autoimmune inflammatory, rheumatoid arthritis, psoriasis, fibromyalgia, multiple sclerosis, Huntington’s, Alzheimer’s and Wilson’s diseases, several of which may be approved or are in early and advanced clinical trials, such as zinc based combinations, Syk inhibitors, Jak inhibitors, connective tissue growth factors (CTGF), FTY-720, laquinimod, pirfenidone, milnacipram, Lyrica, anti-depressant combinations, Rituxan, Enbrel, Cimzia, Humira, Remicade, Cymbalta, Effexor, Actimmune and other interferon preparations. Unlike us, many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, ZincMonoCysteine, Zinthionein gastro-retentive sustained release oral high dose zinc preparations, oral dnaJP1, and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers. No assurance can be given that our current clinical trial of once daily Zinthionein for the dietary management of Alzheimer’s and mild cognitive impairment will prove to be safe and effective.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for flupirtine and estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma(flurpirtine) and Trimesta(estriol) have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the United States or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine or estriol in various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the United States. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine and estriol for different applications than what we are developing. Many of these companies may have more resources than us. Should a competitor obtain FDA approval for their product for any indication prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years. We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our oral dnaJP1 and ZincMonoCysteine program, we do not have composition of matter patents for Trimesta or Effirma, or their respective active ingredients estriol and flupirtine. We rely on issued patent and pending patent applications for use of Trimesta to treat multiple sclerosis (issued United States Patent No. 6,936,599) and various other therapeutic indications which have been exclusively licensed to us. We have exclusively licensed issued United States Patent No. 5,773,570, 6,153,200, 6,946,132, 6,989,146, 7,094,597, 7,301,005, including foreign equivalents along with several patent applications which cover dnaJP1, related compositions methods and uses; we have also exclusively licensed an issued patent for the treatment of fibromyalgia with flupirtine, which we have sublicensed to Meda AB.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically dnaJP1, Trimesta, ZincMonoCysteine, flupirtine and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of September 30, 2010, we have 14 employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors, (Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director, Mr. Kanzer, a director and former Chairman and CEO, and Mr. Riley, a director) scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies that might be developing competitive products to ours. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with our interests.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product-candidate claims. Success in preclinical testing and phase II clinical trials does not ensure that later phase II or phase III clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing. In particular, the limited results that we have obtained for our diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

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

Since we have in-licensed some of our product candidates and have sublicensed a product candidate, we depend upon our sublicensee and independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our Trimesta, zinc-monocysteine, CD4 Inhibitor 802-2 and flupirtine development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician-sponsored clinical trials for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.   We have experienced similar difficulties with our zinc-monocysteine and dnaJP1 programs.  With respect to our dnaJP1 program, we have recently elected to pursue the filing of a new corporate IND through our Epitope subsidiary, for the further clinical testing of our oral dnaJP1 and to eliminate our reliance on the scientific inventor/IND holder for this program.  Unless we are able to negotiate an agreement whereby such inventor/IND holder agrees to allow us to cross-reference the IND held by such inventor/IND holder, our planned corporate IND filing will most likely require us to successfully perform necessary nonclinical studies prior to initiating further human clinical trials. Such additional nonclinical studies may be required even if we successfully conclude an IND cross-reference agreement with such inventor/IND holder.  No assurance can be given that we will be able to obtain necessary FDA authorization to initiate clinical trials pursuant to any proposed corporate IND that may be filed. Our license agreement with University of California for dnaJP1 requires that initiate patient dosing in a phase II clinical trial before the end of 2010 in order to maintain the license in effect.  We may not be able to achieve such milestone and our license agreement may become subject to termination.
 We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, Trimesta (estriol) has received a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health which funds a majority of our ongoing 150 patient clinical trial in relapsing-remitting multiple sclerosis. If our scientific collaborator is unable to maintain these grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (estriol) program.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, or other public and private research organizations. Many of these competitors have therapies to treat autoimmune fibrotic and central nervous system diseases already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research-and-development programs than we do, have substantially greater financial resources than we do, and have significantly greater experience in the following areas:

•	developing drugs;
•	undertaking preclinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a majority of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. As of September 30, 2010, our officers, directors and principal stockholders beneficially owned approximately 8.4 million shares of our common stock, which number excludes shares of common stock issuable upon the exercise of warrants held by our officers, directors and principal stockholders.  Because our common stock has from time to time been “thinly traded”, the sale of these shares by our officers, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

In order to make disease claims, we may seek to market some our proposed products as medical foods for the dietary management of certain diseases.  Medical foods are defined in section 5(b) of the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) is "a food which is formulated to be consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation."   We believe our products may qualify as medical foods provided we are able to generate, and have published, sufficient clinical data to support such claims.  Medical foods are required to be utilized under a medical doctor’s supervision and as such, our distribution channels may be limited and/or complicated.

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

Satisfaction of these and other regulatory requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures on our activities. We cannot be certain that the FDA or other regulatory agencies will approve any of our products on a timely basis, if at all. Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses.

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

In the United States , consumer willingness to choose a self-administered outpatient prescription drug over a different drug or other form of treatment often depends on the manufacturer’s success in placing the product on a health plan formulary or drug list, which results in lower out-of-pocket costs. Favorable formulary placement typically requires the product to be less expensive than what the health plan determines to be therapeutically equivalent products, and often requires manufacturers to offer rebates. Federal law also requires manufacturers to pay rebates to state Medicaid programs in order to have their products reimbursed by Medicaid. Medicare, which covers most Americans over age 65 and the disabled, adopted an insurance regime that offers eligible beneficiaries limited coverage for outpatient prescription drugs that became effective January 1, 2006. The prescription drugs that are covered under this insurance are specified on a formulary published by Medicare. As part of these changes, Medicare has adopted new payment formulas for prescription drugs administered by providers, such as hospitals or physicians that are generally expected to lower reimbursement.

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

Hatch-Waxman also provides for differing periods of statutory protection for new drugs approved under an NDA. Among the types of exclusivity are those for a “new molecular entity” and those for a new formulation or indication for a previously-approved drug. If granted, marketing exclusivity for the types of products that we are developing, which include only drugs with innovative changes to previously-approved products using the same active ingredient, would prohibit the FDA from approving an ANDA or 505(b)(2) NDA relying on safety and efficacy data for three years. This three-year exclusivity, however, covers only the innovation associated with the original NDA. It does not prohibit the FDA from approving applications for drugs with the same active ingredient but without our new innovative change. These marketing exclusivity protections do not prohibit the FDA from approving a full NDA, even if it contains the innovative change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2010, we issued warrants to the placement agent and its designees in connection with our sale of shares of our common stock pursuant to our registration statement on Form S-3.  The warrants are exercisable for 60,606 shares of common stock at an exercise price of $1.32 for a period of five years.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.

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
Date: November 15, 2010