Form 10-K
period 2010-12-31
ADEONA PHARMACEUTICALS, INC.
filed 2011-03-31
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from______________________ to____________________________

Commission File Number: 1-12584

ADEONA PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3985 Research Park Drive, Suite 200 Ann Arbor, MI	48108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(734) 332-7800

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
(Title of Class)
Common Stock, $0.001 par value per share	NYSE AMEX

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

       The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of March 25, 2011, was approximately $33,890,000 based on $1.80, the price at which the registrant’s common stock was last sold on that date.

As of March 25, 2011, the issuer had 26,289,247 shares of common stock outstanding.

Documents incorporated by reference: None.

ADEONA PHARMACEUTICALS, INC.

FORM 10-K

PART I

Forward-Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.  Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.”  We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Adeona,” refer to Adeona Pharmaceuticals, Inc.

Item 1.           Business

We are a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases. Our primary strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  Currently, we have the following product candidates in development: a prescription medical food for Alzheimer’s disease, and drugs for multiple sclerosis, fibromyalgia and age-related macular degeneration.

•
Alzheimer’s disease and mild cognitive impairment: reaZinTM (zinc cysteine) is being developed as a prescription medical food for the dietary management of patients with Alzheimer’s disease and mild cognitive impairment. A randomized, double-blind, placebo-controlled clinical study is underway at 2 centers in the United States. Sixty patients were enrolled in the study, and we recently completed the treatment phase of this clinical study. It is anticipated that top-line clinical study results should be presented on April 14, 2011 at the 63rd Annual Meeting of the American Academy of Neurology.

•
Multiple sclerosis: Trimesta (oral estriol) is a drug candidate being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. As of March 1, 2011 127 out of 150 patients have been enrolled.

•
Fibromyalgia: EffirmaTM (oral flupirtine) is a drug candidate being developed for the treatment of fibromyalgia. On May 6, 2010, we and Pipex Therapeutics, Inc. (Pipex), our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of oral flupirtine for fibromyalgia.

•
Age-related macular degeneration: ZincMonoCysteine (zinc-monocysteine) is a drug candidate being developed for the treatment of age-related macular degeneration. An 80-patient, randomized, double-blind, placebo-controlled clinical trial has been completed.

Our secondary strategy is to market our core competency in measuring metabolic serum zinc and copper levels. To further this effort, we purchased HartLab, LLC, on July 13, 2009. Renamed Adeona Clinical Laboratory, the wholly owned CLIA-certified clinical testing facility provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area. At Adeona Clinical Laboratory, we developed and offer the CopperProofTM panel, a series of diagnostic tests for accurately measuring the metabolic serum zinc and copper status of patients with Alzheimer's disease and mild cognitive impairment. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider of clinical testing services.

Effective as of June 30, 2010, we emerged from a “Development-Stage Entity” as defined by FASB ASC 915-10. On May 6, 2010, we entered into a sublicense agreement with Meda AB of Sweden. This agreement provides that Meda AB will assume all future development costs for the commercialization of oral flupirtine for fibromyalgia. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon filing of an NDA with the FDA of oral flupirtine for fibromyalgia and $10 million upon marketing approval, plus royalties. We consider the agreement with Meda AB to be an indication that we have commenced our principal operations and therefore are not required to report as a development-stage entity.

Our source of liquidity as of December 31, 2010, is cash of $2,648,853. Our projected uses of cash include cash used to fund further clinical development of our drug and medical food candidates, working capital and other general corporate activities.  We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

On January 28, 2011, we entered into a Securities Purchase Agreement with institutional investors, relating to the offering and sale of 2,857,144 shares of common stock, par value $0.001 per share and warrants to purchase 1,428,572 shares of common stock. We raised gross proceeds of $4,000,000, before estimated offering expenses of approximately $300,000, which includes placement agent fees. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

We believe that with the additional proceeds of the January 2011 equity financing, our cash will be sufficient to fund our planned operations for at least the next 12 months.  We will need additional capital to continue the development of our product candidates and clinical programs beyond 12 months. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.

Clinical Development Programs

Alzheimer’s Disease and Mild Cognitive Impairment
reaZin (zinc cysteine)

Disease

Alzheimer's is a progressive neurodegenerative disease in which affected nerve cells in the brain die, making it increasingly difficult for the brain's memory and learning areas to function properly. A person with Alzheimer's disease has problems with memory, judgment and thinking, making it hard for the person to work or take part in normal day-to-day activities. The death of the nerve cells occurs gradually over a period of years. According to the Alzheimer’s Association, it is estimated that today over 5 million Americans have Alzheimer’s disease and that America spends $183 billion caring for people with Alzheimer’s and other dementias.  Dysfunction of proper zinc and copper handling in the brain is implicated in Alzheimer’s disease.

Clinical Development

Our first product candidate is reaZin (zinc cysteine) (formerly named Zinthionein) for the dietary management of Alzheimer’s disease and mild cognitive impairment.  It is being developed as a prescription medical food. reaZin is a proprietary, once-daily, gastroretentive, sustained-release, oral tablet formulation of zinc and cysteine. All constituents included in reaZin are believed to have Generally Regarded as Safe (GRAS) status according to Food and Drug Administration (FDA) standards. reaZin was invented and developed by us to achieve the convenience of once-daily dosing, high bioavailability (the quantity or fraction of the ingested dose that is absorbed) and to minimize gastrointestinal side effects of oral zinc therapy.

Our CopperProof-2 clinical trial is a controlled, randomized, double-blind, placebo-controlled clinical study evaluating reaZin. The study was divided into two parts. Part 1 was a 13-patient, three-arm, single-dose, comparator study in Alzheimer's disease and mild cognitive impairment patients that compared the tolerability and bioavailability of oral reaZin to Galzin®(the only FDA-approved zinc preparation) and placebo. Results from Part 1 of the study demonstrated a superior serum zinc bioavailability and a substantially lower incidence of adverse effects in Alzheimer's disease and mild cognitive impairment patients in favor of reaZin compared to Galzin®.

Part 2 of the CopperProof-2 study, underway at 2 centers in the United States, enrolled 60 Alzheimer's disease and mild cognitive impairment patients and randomized them to receive either once-daily oral reaZin or matching placebo for six months. Primary assessments of patients included 3 and 6 month serum parameters of zinc and copper, and secondary assessments including changes in cognitive function using standard clinical measures used for Alzheimer's disease and mild cognitive impairment patients. We recently completed the treatment phase of this clinical study. It is anticipated that top-line clinical study results should be presented on April 14, 2011 at the 63rd Annual Meeting of the American Academy of Neurology.

In November 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our Alzheimer’s disease program currently in clinical testing.

Relapsing-Remitting Multiple Sclerosis in Women
Trimesta (oral estriol)

Disease

Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to a loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the National Multiple Sclerosis Society, currently, more than 2.5 million people worldwide (approximately 400,000 patients in the United States) have been diagnosed with multiple sclerosis. Mainly young adults, ages 20 to 50, and two to three times as many women than men are diagnosed with multiple sclerosis. According to the National Multiple Sclerosis Society, approximately 85% of multiple sclerosis patients are initially diagnosed with the relapsing-remitting form, compared to 10-15% with other progressive forms. Despite the availability of 8 FDA-approved therapies for the treatment of relapsing-remitting multiple sclerosis, the disease is highly underserved and exacts a heavy economic toll. Multiple sclerosis costs the United States more than $10.6 billion annually in medical care and lost productivity according to the Society for Neuroscience.

Background

It has been scientifically demonstrated that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, especially in the third trimester. The PRIMS study (Pregnancy In Multiple Sclerosis), a landmark clinical study published in the New England Journal of Medicine, followed 254 women with multiple sclerosis during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, plays a role in so-called “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus.  The autoimmune benefits of pregnancy may be partially attributable to estriol, the effects of which may also be partially responsible for the favorable effects on multiple sclerosis during pregnancy. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels.

Rhonda Voskuhl, M.D.,Director, University of California Los Angeles (UCLA) multiple sclerosis program, UCLA Department of Neurology, has found that pregnancy levels of estriol, a hormone that is produced by the placenta during pregnancy, has potent immunomodulatory effects and that estriol may have therapeutic benefit to non-pregnant female multiple sclerosis patients by, in effect, mimicking the spontaneous reduction in relapse rates seen in multiple sclerosis patients during pregnancy.

Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the treatment of post-menopausal hot flashes. It has never been approved by the FDA for any indication in the United States.

Clinical Development

Our second product candidate is Trimesta (oral estriol) for the treatment of relapsing-remitting multiple sclerosis. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial was completed in the United States to study the therapeutic effects of 8 mg of oral Trimesta taken daily in nonpregnant female relapsing remitting multiple sclerosis patients. The total volume and number of gadolinium-enhancing lesions was measured by brain magnetic resonance imaging (an established neuroimaging measurement of disease activity in multiple sclerosis) and showed a statistically significant decrease, both in lesion volumes and the number of lesions, during Trimesta treatment compared to baseline and while on drug holiday. During this clinical trial, a statistically significant14% improvement from baseline in Paced Auditory Serial Addition Test (PASAT) cognitive testing scores (p = 0.04) was also observed in the multiple sclerosis patients after six months of therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as multiple sclerosis.

A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a 2 year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting multiple sclerosis. Investigators are administering either Trimesta along with glatimer acetate (Copaxone®) injections, an FDA-approved therapy for multiple sclerosis, or a placebo plus glatimer acetate injections to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting multiple sclerosis. The primary endpoint is relapse rates at two years with an interim analysis one year following full enrollment using standard clinical measures of multiple sclerosis disability. As of March 1, 2011, 127 out of 150 patients have been enrolled in this clinical trial. Tentatively, we anticipate full enrollment by the second half of 2011; however, no assurances can be given that such study enrollment will be completed in such time period.

The preclinical and clinical development of Trimesta has been primarily financed by a $5 million grant from the National Multiple Sclerosis Society(NMSS) in partnership with the NMSS’s Southern California chapter, with support from the National Institutes of Health. In January of 2010, it was announced that an additional $860,440 in grant funding had been received through the American Recovery and Reinvestment Act allowing the number of clinical sites currently enrolling patients in the clinical study to increase from 7 clinical sites to 15. In November of 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our multiple sclerosis program currently in clinical testing.  In March of 2011, the Trimesta clinical trial was awarded an additional $409,426 in grant funding from the NMSS.

Fibromyalgia
Effirma ( oral flurpirtine)

Disease

Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, insomnia and mood symptoms. Fibromyalgia affects an estimated 2-4% of the population worldwide, including an estimated 4 million patients in the United States. There are presently three products approved for this indication in the United States – Lyrica®, Cymbalta® and Savella®. Flupirtine is differentiated from these products in that it employs a unique mode of action. Meda AB of Sweden estimates the United States market for fibromyalgia to be near $1 billion at the time of potential launch of oral flupirtine.

Clinical Development

Our third product candidate is Effirma (oral flupirtine) for the treatment of fibromyalgia. Effirma is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica(subsequently acquired by Meda AB) and has been approved and is marketed by Meda AB in Europe since 1984, as well as other countries, for the treatment of pain, although it has never been approved by the FDA for any indication.

Corporate Partnership

On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, pursuant to which Meda AB will assume all future development costs and may commericialize oral flupirtine for fibromyalgia in the U.S. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon filing of a New Drug Application (NDA) with the FDA for oral flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA.   Pursuant to the sublicense agreement, we will also receive a 7% royalty on sales of oral flupirtine for fibromyalgia in the United States, Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard hospital.

Flupirtine is approved and marketed by Meda AB and its distributors in Europe and other countries for indications other than fibromyalgia and has been prescribed to millions of patients worldwide.  We believe that such substantial human experience of  flupirtine should greatly assist the U.S. FDA in its evaluation of the safety of flupirtine upon review of an NDA of flupirtine for fibromyalgia.

Age-Related Macular Degeneration
ZincMonoCysteine (zinc-monocysteine)

Disease

Age-related macular degeneration affects over 10 million Americans and is the leading cause of severe vision loss in people over age 55. It occurs when the small central portion of the retina, known as the macula, deteriorates. The retina is the light-sensing central nervous system tissue at the back of the eye. Although it rarely causes complete blindness, age-related macular degeneration can be a source of significant vision loss.

Clinical Development

Our fourth product candidate is ZincMonoCysteine (zinc-monocysteine) for the treatment of age-related macular degeneration. ZincMonoCysteine is an oral complex of zinc and the amino acid cysteine that we believe may have improved therapeutic properties compared to currently marketed zinc-based nutritional products. ZincMonoCysteine was invented and developed by the late David A. Newsome, M.D., former Chief of the Retinal Disease Section of the National Eye Institute and our former Senior Vice President of Research and Development. The late Dr. Newsome was the first to pioneer and demonstrate the benefits of oral zinc therapy in age-related macular degeneration. Oral zinc-containing nutritional products now represent the standard of care for the chronic treatment of age-related macular degeneration and have annual world-wide sales of approximately $300 million according to IMS Health.

ZincMonoCysteine has completed an 80-patient, randomized, double-blind, placebo-controlled, Investigational Review Board (IRB) approved clinical trial conducted by the late Dr. Newsome in dry age-related macular degeneration and demonstrated highly statistically significant improvements in central retinal function. These results were published in a peer-reviewed journal in 2008. Currently, we are conducting further preclinical and manufacturing activities on ZincMonoCysteine and planning the clinical development strategy.  No assurance can be given that we will successfully complete these pre-clinical and manufacturing activities.

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

Mclean Hospital Exclusive License Agreement and Meda AB Sub-License Agreement

In 2005, as amended in 2007 and 2010, Pipex, our wholly owned subsidiary, entered into an exclusive license agreement with the McLean Hospital, a Harvard University teaching hospital, relating to U.S. Patent No. 6,610,324 and its foreign equivalents, entitled “Flupirtine in the treatment of fibromyalgia and related conditions.” Pursuant to this agreement, Pipex paid an upfront fee of $20,000 and back patent costs of approximately $41,830 and agreed to pay McLean royalties on net sales of oral flupirtine equal to 3.5% of net sales of oral flupirtine for indications covered by the issued patents, reduced to 1.75% if Pipex has a license to other intellectual property covering those indications. In addition, Pipex agreed to use its best efforts to commercialize oral flupirtine for the therapeutic uses embodied in the patent applications. Furthermore, Pipex agreed to reimburse McLean Hospital all future patent costs and pay the following milestone payments: $150,000 upon the initiation of a pivotal Phase III clinical trial of oral flupirtine; $300,000 upon the filing of an NDA for oral flupirtine; and $600,000 upon FDA approval of oral flupirtine. The due diligence requirements of the exclusive license agreement were amended in April of 2010 and further amended by a Non-Disturbance Agreement that was signed with Pipex, McLean Hospital and Meda.  The agreement remains in effect until the later of (i) the date all issued patents and filed patent applications within the Patent Rights (as defined in the agreement) expire or are abandoned and (ii) one year after the last Commercial Sale (as defined in the agreement) for which royalty is due or ten years after expiration or abandonment date set forth in clause (i) above, whichever is earlier.  Pipex has the right to terminate the agreement at any time upon 90 days notice. In addition, Mclean may terminate the agreement (i) upon 10 days notice for nonpayment unless payment is made within such 10 days, (ii) immediately upon written notice if Pipex fails to maintain required insurance or become insolvent, make an assignment for the benefit of creditors or petition for bankruptcy is filed for or against Pipex or (ii) if Pipex, its affiliates or its sublicensees default in performance of their obligations under the agreement and such default is not cured within 60 days.

Effective May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a Sublicense Agreement with Meda AB of Sweden. Pursuant to this agreement, Meda has been granted an exclusive sublicense to all of Pipex’s patents covering the use of oral flupirtine for fibromyalgia. These patents have been issued in the U.S. and are pending in Canada and Japan (the “Territory”). This agreement provides that Meda will assume all future development costs for the commercialization of oral flupirtine for fibromyalgia. As consideration for this sublicense, Pipex received an up-front payment of $2.5 million upon execution of this agreement and is entitled to milestone payments of $5 million upon  filing of an NDA with the FDA for oral flupirtine for fibromyalgia and $10 million upon marketing approval.. This agreement also provides that Pipex is entitled to receive royalties of 7% of net sales of oral flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the Territory. Pursuant to the terms of Pipex’s agreement with our university licensor, Pipex is obligated to share half of the royalties it receives with the university licensor, McLean Hospital, and Pipex is obligated to pay them $375,000 upon receipt of an upfront payment, which it did pay in May 2010 when it received the payment from Meda. The agreement continues in effect country by country until the earlier of the expiration of the Royalty Period (as defined in the agreement) or the termination of the Mclean license.  Meda has the right to terminate the agreement at any time upon 90 days notice. In addition, a party may terminate the agreement upon 30 days notice if the other party breached material obligations and such breach is not cured within a period of time set forth in the agreement. The parties also have the right to terminate the agreement upon 60 days notice in the event of the filing by a party of a bankruptcy petition, the filing of an involuntary petition not dismissed within 60 days, a party proposes a written agreement of composition or extension of its debt, a party becomes Insolvent (as defined in the agreement), liquidates, dissolves, ceases to conduct business or makes an assignment for the benefit of creditors.  Upon a termination, all licenses revert to Pipex.

The Regents of University of California License Agreement

In July 2005, we were granted an exclusive worldwide license agreement with the Regents of the University of California(Regents) relating to issued U.S. Patent No. 6,936,599 and pending patent applications covering the uses of the drug candidate Trimesta (oral esteriol). Pursuant to this agreement, we paid an upfront license fee of $20,000, reimbursed patent expenses of $41,000 and agreed to pay a license fee of $25,000 during 2006.  We also agreed to pay annual maintenance fees, milestone payments totaling $750,000 that are payable on filing an NDA, and on approval of an NDA with the FDA, as well as royalties on net sales of Trimesta covered by the licensed patents. We may be permitted to partially pay milestone payments in the form of equity.  The duration of this agreement is from the effective date of July 11, 2005 until the last-to-expire patent in Regent’s Patent Rights, or until the last patent application licensed under this agreement is abandoned and no patent in Regent’s Patent Rights ever issues.  We have the right to terminate this agreement at any time and termination will be effective 90 days after the effective date of the termination notice.  The Regents may terminate the agreement with a written notice of default if we violate or fail to perform any material term or covenant of this agreement.  However, we have 60 days after the effective date of the notice of default to repair the default.

Zinc-monocysteine License Agreement

In July of 2007, we entered into an exclusive worldwide license agreement with the late David A. Newsome, M.D., and David Tate, M.S., relating to zinc-monocysteine for all uses. Pursuant to this agreement, we paid an upfront license fee of $65,000 and reimbursed patent expenses of $25,000. Milestone payments totaling $1,400,000 may be due upon the achievement of certain milestones, as well as royalties of 3% on net sales for the licensed technology covered by the licensed patents. We have the ability to make these milestone payments in the form of equity.  The duration of this agreement is from the effective date of July 1, 2007 until the expiration of the last to expire patent licensed under this agreement.  We can terminate this agreement with a 90-day written notice to the inventors.  The inventors may terminate the agreement with written notice to us in the event that we fail to satisfy our developmental diligence obligations or file a petition or an intention to file a petition for bankruptcy or if a third party has filed or intends to file an involuntary petition of bankruptcy.

Manufacturing

We utilize contract manufacturing firms to produce the investigation products, reaZin and ZincMonoCysteine in accordance with “current good manufacturing processes” (cGMP) guidelines outlined by the FDA. Our Trimesta investigation product is manufactured by Organon NV, a European pharmaceutical company which has manufactured the active ingredient in Trimesta for nearly 40 years.  Organon has recently discontinued supply of estriol tablets.  We believe that we have sufficient quantities of Trimesta required to satisfy the ongoing clinical trial in relapsing-remitting multiple sclerosis. Accordingly, prior to initiation of additional clinical studies and/or commercial launch of oral estriol, we may need to identify and execute supply agreement(s) on terms suitable to us with an alternate supplier of estriol tablets.  There can be no assurance that we will be able to negotiate such agreements on terms that are favorable.

Sales and Marketing

We do not engage in active sales and marketing efforts for our investigational products.  We may choose to enter into a co-promotion or licensing agreement for specific territories with biotechnology or pharmaceutical companies to market our products.

We have no experience in marketing a prescription medical food such as reaZin, nor can we provide any assurance that the results of our on-going CopperProof-2 trial will be successful, or even if successful, demonstrate sufficient clinical benefit to permit us to obtain reimbursement from health insurance payers nor permit us to profitably market such prescription medical food with or without health insurance reimbursement.

Research and Development

During the years ended December 31, 2010 and 2009, we spent $1,579,891 and $948,891, respectively, on research and development.

Competitive Environment

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary compounds to treat central nervous system diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us.

In the general area of both generic and proprietary compound development for the treatment of central nervous system diseases, we potentially compete with a variety of companies, most of whom are pharmaceutical or biotechnology companies. These include: Pfizer, GlaxoSmithKline Pharmaceuticals, Merck & Co., Eli Lilly & Co., Biogen Idec, Forest Laboratories, Novartis, Teva Pharmaceuticals, Prana Biotechnology, Merz & Co., Alcon and Bausch and Lomb.

Employees

As of March 1, 2011, we employed approximately 13 individuals on a full time equivalent basis. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

Additional information about Adeona is contained at our website, www.adeonapharma.com. Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the Securities and Exchange Commission. The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management, and the Charters for the Audit Committee, Compensation Committee and Nominations Committee of the Board of Directors. Our phone number is (734) 332-7800 and our facsimile number is (734) 332-7878.

Item 1A.        Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K and the other information included and incorporated by reference in this Form 10-K, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to Our Business

We currently have very minimal revenues and will need to raise additional capital to operate our business.

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development of and commercialization of Effirma (oral flupirtine) for fibromyalgia and laboratory revenues from Adeona Clinical Laboratory, we have generated very minimal revenues. As of December 31, 2010, our accumulated deficit totaled approximately $43.7 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs or prescription medical food and therefore will not have product revenues. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants.  If the upfront licensing fee we received is not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we had incurred  and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

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

We have limited experience in commercializing therapeutic and diagnostic products and therefore we may not be effective in developing and commercializing products.

Many of our technologies, particularly our copper and zinc therapeuetic and diagnostic products, are at an early stage of commercialization. We continue to develop and commercialize new diagnostic products and create new applications for our products through our Adeona Clinical Laboratory subsidiary. We have limited or no experience in these applications as well as operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our diagnostic and therapeutic products and applications perform properly and are cost-effective and can be reimbursed by Medicare and other healthcare insurers. There is no assurance that either of these events will occur. Even if we develop products for commercial use, we may not be able to develop products that are accepted in the Alzheimer’s disease or other markets that include patients with neurodegenerative diseases.

We have no experience in marketing a prescription medical food such as reaZin, nor can we provide any assurance that the results of our on-going CopperProof-2 trial will be successful, or even if successful, demonstrate sufficient clinical benefit to permit us to obtain reimbursement from health insurance payers nor permit us to profitably market such prescription medical food with or without health insurance reimbursment.

We may not generate additional revenue from our relationships with our corporate collaborators.

On May 6, 2010 we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our oral flupirtine program. There can be no assurance that Meda AB will successfully develop oral flupirtine for fibromyalgia that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones.

We may not be able to generate any significant revenue from copper and zinc status tests or any other tests we may develop.

We have committed significant research and development resources to the development of copper and zinc status tests. Although there may be a large potential market for such testing, there is no guarantee that we will successfully generate significant revenues from this or any other tests for any use. In November 2009, we launched a copper and zinc status test panel through Adeona Clinical Laboratory, our CLIA-certified reference laboratory.

However, sales of our zinc and copper status test panel has generated only very limited revenue and there is no guarantee that we will be able to successfully market this test panel or other diagnostic tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

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

We have had significant changes in management in the past two years. Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer; however, effective March 29, 2009, Mr. Stergis resigned his position, but remained a director of the Company until August 20, 2009. The Board then appointed Steve H. Kanzer as our interim Chief Executive Officer and President. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Mr. Kanzer remained as Chairman of the Board of the Company. Effective February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed our Chairman of the Board, Chief Executive Officer and President and Mr. Lyon resigned from his position as Chief Executive Officer, President and director.  Changes in key positions in our Company, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

We only acquired our CLIA-certified reference laboratory in July of 2009 and have limited experience operating a diagnostic and microbiology testing laboratory. Our ability to successfully develop and commercialize diagnostic and microbiology tests will depend on our ability to successfully operate our CLIA-certified reference laboratory and obtain and maintain required regulatory certifications.

We acquired Adeona Clinical Laboratory, our CLIA-licensed clinical reference laboratory located in Bolingbrook, IL, in July of 2009. Because there is substantial distance between Adeona Clinical Laboratory and our corporate headquarters in Ann Arbor, Michigan, we may have logistical and operational challenges in effectively managing and operating Adeona Clinical Laboratory. In November of 2009, we launched a panel of copper and zinc status tests through Adeona Clinical Laboratory. If we are unable to successfully commercialize our serum based copper and zinc diagnostic test panels through Adeona Clinical Laboratory, we may not be able to achieve significant revenues and profitability with respect to such activities.  Our ability to successfully develop and commercialize diagnostic tests and microbiology testing will depend on our ability to successfully operate Adeona Clinical Laboratory and obtain and maintain required regulatory approvals.

As a clinical reference laboratory, Adeona Clinical Laboratory is subject to CLIA regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Adeona Clinical Laboratory is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Certain states, including Maryland, New York, Pennsylvania and Rhode Island, each require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

We may not obtain the necessary United States or worldwide regulatory approvals to commercialize our product candidate(s).

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

The on-going and future development and commercialization of Effirma (oral flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain FDA approval of oral flupirtine for fibromyalgia.

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

We initially plan to develop assays and commercialize our tests in the form of laboratory developed tests (LDTs) through Adeona Clinical Laboratory, our CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who provide oversight of the safe and effective use of LDTs, the FDA and the United States Department of Health and Human Services have been reviewing their approach to regulation in the area of LDTs, and the laws and regulations may undergo change in the near future. Although we have no current plans in our LDT strategy to utilize analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assay (IVDMIAs), which have been the focus of recent reforms and enforcement actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs. Concurrently with our LDT commercialization activities, we may conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests or maintain Adeona Clinical Laboratory’s CLIA-certified laboratory status, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

If the medical relevance of copper and zinc in Alzheimer’s disease is not demonstrated or is not recognized by others, we may have less demand for our products and services and may have less opportunity to enter into diagnostic product development and commercialization collaborations with others.

Some of the products we have developed and additional products that we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about the roles of copper and zinc in the progression and development of neurodegenerative diseases such as Alzheimer’s disease, dementia and mild cognitive impairment may help scientists and clinicians better understand and treat conditions or complex disease processes. We cannot be certain that this type of information will play a key role in the development of  therapeutics, diagnostics or other products in the future, or that any of our findings would be accepted by clinicians, researchers or by any other potential market or industry partner or customer. If we are unable to generate additional valuable information and data about the usefulness of copper and zinc status testing, the demand for our products, applications, and services will be reduced and our business will be harmed.

We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. Pipex, our wholly owned subsidiary, has an exclusive license agreement with the McLean Hospital relating to the use of oral flupirtine to treat fibromyalgia which was recently sublicensed to Meda AB; an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology and an exclusive license agreement with the late Dr. Newsome and Mr. Tate relating to zinc-monocysteine. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.  Given the recent passing of Dr. Newsome, matters relating to our license agreements are expected to be handled by his estate and heirs.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central nervous system diseases include: Pfizer, GlaxoSmithKline Pharmaceuticals, Merck & Co., Eli Lilly & Co., Biogen Idec, Forest Laboratories, Novartis, Teva Pharmaceuticals, Prana Biotechnology, Merz & Co., Alcon and Bausch and Lomb. Many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, ZincMonoCysteine, reaZin gastroretentive sustained release oral high dose zinc preparations and oral flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers. No assurance can be given that our current clinical trial of once daily reaZin for the dietary management of Alzheimer’s disease and mild cognitive impairment will prove to be safe and effective.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for oral flupirtine and oral estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma (oral flurpirtine) and Trimesta (oral estriol) have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the United States or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain oral flupirtine or oral estriol in various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the United States. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of oral flupirtine and oral estriol for different applications than what we are developing. Many of these companies may have more resources than us. Should a competitor obtain FDA approval for their product for any indication prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years. We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

Our oral reaZin product candidate does not contain the patented ingredient zinc-monocysteine and is instead the subject of pending United States and international patent applications in initially filed in January 2006 (see. U.S. Ser. No 11/621,962), which may not provide substantial protection from competitive products until, if and when, such pending patents issue, if at all. As a prescription medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products. No assurance can be given that our current clinical trial of once daily reaZin for the dietary management of Alzheimer’s disease and mild cognitive impairment will achieve superior or sufficient safety and efficacy in order to achieve significant sales. Similarly, the CopperProof Test Panel offered by our Adeona Clinical Labs subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our ZincMonoCysteine program, we do not have composition of matter patents for Trimesta or Effirma, or their respective active ingredients oral estriol and oral flupirtine. We rely on issued patent and pending patent applications for use of Trimesta to treat multiple sclerosis (issued United States Patent No. 6,936,599) and various other therapeutic indications, which have been exclusively licensed to us. We have exclusively licensed an issued patent for the treatment of fibromyalgia with oral flupirtine, which we have sublicensed to Meda AB.

Our ZincMonoCysteine product candidate is exclusively licensed from its inventors, the late David A. Newsome, M.D., and David Tate, Jr. ZincMonoCysteine is the subject of two issued United States patents, 7,164,035 and 6,586,611 and pending United States patent application ser. no. 11/621,380 which covers composition of matter claims. In our annual report on Form 10-KSB for the year ending December 31, 2007 that was filed March 31, 2008 (page 23), we described our receipt in March of 2008 (and potential impact on claim 1 of our exclusively licensed issued United States patent 7,164,035) of an English translation of a Russian disclosure, Zegzhda et. al. Chemical Abstracts Vol. 85 Abstract No. 186052 (1976) that was cited by the United States patent examiner during our prosecution of the pending divisional United States patent application Ser. No. 11/621,390. In April of 2008, we analyzed the zinccysteine complex described by Zegzhda and concluded that such complex describes an insoluble zinc salt and does not describe a non-zinc salt zinc-monocysteine complex and therefore believe that such disclosure should not affect the validity of any of our issued United States patent claims relating our zinc-monocysteine composition of matter claims. We have filed a response and declaration describing the results of our analysis with the United States Patent and Trademark Office with respect to the Zegzhda reference with respect to United States patent application ser. no. 11/621,380. In an office action dated August 20, 2008, the United States patent examiner did not accept our arguments filed May 23, 2008 in connection with the Zegzhda reference under pending divisional application ser. no. 11/621,390, the response to which we extended with the patent office and to which we intend to respond. Public copies of relevant and future communications can be obtained using the electronic PAIR system of the United States Patent and Trademark Office.

Our reaZin (gastroretentive sustained zinc and cysteine tablets) is the subject of United States and international pending patent applications, such as published United States patent application Ser. No. 11/621,962 and corresponding international applications that claim priority to January 10, 2006 as well as additional unpublished patent applications. No assurance can be given that such pending patent applications will issue or issue with claims satisfactorily broad enough to prevent others from developing and marketing competing products.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically Trimesta and ZincMonoCysteine and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants, scientific advisors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of December 31, 2010, we have 13 employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors (Jeffrey Kraws, a director and former VP of Business Development, Jeffrey Wolf, a director, Steve Kanzer, a director and former Chairman and CEO, and Jeff Riley, a director), scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies that might be developing competitive products to ours. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with our interests.

Losing key personnel or failing to recruit necessary additional personnel would impede our ability to attain our development objectives. David A. Newsome, M.D., our former Senior Vice President of Research and Development recently passed away. There is intense competition for qualified personnel in the drug-development field, and we may not be able to attract and retain the qualified personnel we would need to develop our business.

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

In order to successfully commercialize our product candidates, we and our sublicensees must be able to manufacture our products in commercial quantities, in compliance with regulatory requirements, at acceptable costs, and in a timely manner. Manufacture of the types of biopharmaceutical products that we propose to develop present various risks. For example, the manufacture of zinc-monocysteine is a complex process that can be difficult to scale up for purposes of producing large quantities at an acceptable cost. This process can also be subject to delays, inefficiencies, and poor or low yields of quality products. As such, we can give no assurances that we will be able to scale up the manufacturing of zinc-monocysteine.

For manufacturing and nonclinical information for Trimesta (oral estriol), we have relied upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to oral estriol, the active ingredient in Trimesta, which is currently in clinical trial for multiple sclerosis. Should Organon terminate our agreement or be unable or unwilling to continue to supply Trimesta to us, this might delay enrollment and commercialization plans for our Trimesta clinical trial program. Organon has manufactured oral estriol the active ingredient of Trimesta for the European and Asian market for approximately 40 years but has never been approved in the United States. Organon has recently informed us of their decision to discontinue supply of estriol tablets beyond that required to satisfy the planned future needs of the ongoing clinical trial in relapsing-remitting multiple sclerosis. Accordingly, prior to initiation of additional clinical studies and/or commercial launch of oral estriol, we may need to identify and execute supply agreement(s) on terms suitable to us with an alternate supplier of estriol tablets.

Our plans to launch oral reaZin as a prescription medical food for the dietary management of zinc deficiency in Alzheimer’s disease and mild cognitive impairment will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies to be performed for reaZin for which we are utilizing and intend to engage third party contract manufacturers and analytic testing services, as well as the successful completion and results of Part 2 of our CopperProof-2 clinical trial being conducted at two centers in Florida.

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

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We, or our materials suppliers, may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our drug substance. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

If our laboratory facilities are damaged, our business would be seriously harmed.

Our only laboratory facility for copper and zinc testing products and general reference lab services is located in Bolingbrook, IL. Damage to our facility due to war, fire, natural disaster, power loss, communications failure, terrorism, unauthorized entry, or other events could prevent us from conducting our business for an indefinite period, could result in a loss of important data or cause us to cease development and production of our products. We cannot be certain that our limited insurance to protect against business interruption would be adequate or would continue to be available to us on commercially reasonable terms, or at all.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our diagnostic product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and Phase II clinical trials does not ensure that later Phase II or Phase III clinical trials will be successful. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing. In particular, the limited results that we have obtained for our diagnostic tests may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

Physicians and patients may not accept and use our technologies.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors, including the following:

•	the perception of members of the health care community, including physicians, regarding the safety and effectiveness of our product candidates;
•	the cost-effectiveness of our product relative to competing products;
•	availability of reimbursement for our products from government or other healthcare payers; and
•	the effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our Trimesta and ZincMonoCysteine development programs. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician-sponsored clinical trials for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.   We have experienced similar difficulties with our zinc-monocysteine program.

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

The on-going and future development and commercialization of Effirma (oral flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain FDA approval of oral flupirtine for fibromyalgia.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies, or other public and private research organizations. Many of these competitors have therapies to treat central nervous system diseases already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs than we do, have substantially greater financial resources than we do, and have significantly greater experience in the following areas:

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

We do not currently have product liability or malpractice insurance and may not be able to obtain adequate insurance coverage against product liability claims

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we prepare to commercialize our copper and zinc status tests. We do not currently have any product liability or malpractice insurance that would cover us against any product liability, or malpractice claims. Any such claim would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition.  Even if it is available, product liability insurance for the pharmaceutical and biotechnology industry generally is expensive. Adequate insurance coverage may not be available at a reasonable cost. We cannot assure you that we can or will be able to obtain product liability or malpractice insurance policies on commercially acceptable terms, or at all.

RISKS RELATING TO OUR STOCK

We will seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity (as we recently have) or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock. If we cannot raise additional funds, we will have to delay development activities of our products candidates.

We are substantially controlled by our current officers, directors, and principal stockholders.

Currently, our directors, executive officer, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. Our executive officer, directors and principal stockholders beneficially owned approximately 12.1 million shares of our common stock, including the stock options and warrants exercisable within 60 days of March 25, 2011. Because our common stock has from time to time been “thinly traded”, the sale of these shares by our executive officer, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

Although individual members of our management team have experience as officers of publicly traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act of 2002. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly traded companies to obtain.

We cannot assure you that the common stock will be liquid or that it will remain listed on a securities exchange.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE Amex (formerly the American Stock Exchange) or NYSE Alternext US. The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  In order to remain listed on NYSE Amex, we are required to maintain a minimum stockholders’ equity of $6 million, which exceeded our stockholders’ equity as of December 31, 2010, but at the present time does not exceed our stockholders’ equity due to the receipt of proceeds from our recent offering.

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

In order to make disease claims, we may seek to market some of our proposed products as medical foods for the dietary management of certain diseases. Medical foods are defined in section 5(b) of the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) is "a food which is formulated to be consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." We believe our products may qualify as medical foods provided we are able to generate, and have published, sufficient clinical data to support such claims. Medical foods are required to be utilized under a medical doctor’s supervision and as such, our distribution channels may be limited and/or complicated.

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

The FTC, which exercises jurisdiction over the advertising of all of our proposed products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance. The copper industry has supported research studies that conclude that copper has no effect in Alzheimer’s disease.  In February 2007, the State of California issued its public health goal for copper in drinking water and considered the research studies mentioned above as well as those of our scientific collaborators and concluded that at the present time, the data with respect to copper in drinking water’s role in Alzheimer’s disease were to be “equivocal”. We cannot provide assurance that the FTC will allow us to publically advertise or promote our products to the American public.

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

Item 1B.        Unresolved Staff Comments

Not applicable.

Item 2.           Properties

Our primary offices are located at 3985 Research Park Drive, Suite 200, Ann Arbor, MI 48108. We currently rent approximately 5,936 square feet of office and laboratory space in Ann Arbor, MI for monthly rent of $4,000. This is a month-to-month lease. Our Adeona Clinical Laboratory subsidiary leases approximately 3,000 square feet of clinical laboratory space in Bolingbrook, IL for $3,027 a month.  This lease expires May 30, 2012, but is terminable at any time at our option for $250 times the number of months remaining. We believe our current offices will be adequate for the foreseeable future.

Item 3.           Legal Proceedings

Not applicable.

Item 4.           Removed and Reserved

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “AEN” since October 16, 2008. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2010 and December 31, 2009. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE Amex on March 25, 2011 was $1.80 per share. As of March 25, 2011, there were approximately 360 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2010
Fourth quarter	$1.40	$0.70
Third quarter	$1.19	$0.77
Second quarter	$2.70	$1.03
First quarter	$2.58	$0.57
YEAR ENDED DECEMBER 31, 2009
Fourth quarter	$0.92	$0.41
Third quarter	$1.70	$0.30
Second quarter	$1.10	$0.16
First quarter	$0.56	$0.10

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

See Item 11 – Executive compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

In July of 2010, the Company issued warrants to purchase 60,606 shares of common stock to a placement agent. The warrants have an exercise price of $1.32 and are exercisable for a period of five years. In October of 2010, the Company issued 52,180 shares of common stock to Thomas Jefferson University having a fair value of $41,250 ($0.79 per share). and 28,855 shares of common stock to the University of Southern California having a fair value of $29,087 ($1.01 per share) in payment for licensing fees.  The fair value of these issuances were based upon the quoted closing price. For the year ended December 31, 2009, the Company issued 50,000 shares of common stock for the acquisition of Adeona Clinical Laboratory, having a fair value of $19,000 ($0.38 per share), based on the quoted closing trading price. These issuances and sales of shares qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the issuances. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to quality for exemption under Section 4(2) of the Securities Act of 1933 for these sales.

Item 6.           Selected Financial Data

Not applicable because the Company is a smaller reporting company.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Overview

We are a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases. Our primary strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  Currently, we have the following product candidates in development: a prescription medical food for Alzheimer’s disease, and drugs for multiple sclerosis, fibromyalgia and age-related macular degeneration.

•
Alzheimer’s disease and mild cognitive impairment: reaZin (zinc cysteine) is being developed as a prescription medical food for the dietary management of patients with Alzheimer’s disease and mild cognitive impairment. A randomized, double-blind, placebo-controlled clinical study is underway at 2 centers in the United States. Sixty patients were enrolled in the study, and we recently completed the treatment phase of this clinical study. It is anticipated that top-line clinical study results should be presented on April 14, 2011 at the 63rd Annual Meeting of the American Academy of Neurology.

•
Multiple sclerosis: Trimesta (oral estriol) is a drug candidate being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. As of March 1, 2011 127 out of 150 patients have been enrolled.

•
Fibromyalgia: Effirma (oral flupirtine) is a drug candidate being developed for the treatment of fibromyalgia. On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of oral flupirtine for fibromyalgia.

•
Age-related macular degeneration: ZincMonoCysteine (zinc-monocysteine) is a drug candidate being developed for the treatment of age-related macular degeneration. An 80-patient, randomized, double-blind, placebo-controlled clinical trial has been completed.

As of March 31, 2011, we have discontinued our dnaJP1 (hsp peptide) clinical development program. While data from a Phase II clinical trial previously reported in November 2009 demonstrated safety and tolerability in patients with rheumatoid arthritis, the decision to discontinue was driven by economic factors, anticipated time to market and the perceived relative clinical and market potential. We will continue to focus our efforts on developing innovative medicines for the treatment of serious central nervous system diseases and to explore new opportunities.

Our secondary strategy is to market our core competency in measuring metabolic serum zinc and copper status. To further this effort, we purchased HartLab, LLC, on July 13, 2009. Renamed Adeona Clinical Laboratory, the wholly owned CLIA-certified clinical testing facility provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area. At Adeona Clinical Laboratory, we developed and offer the CopperProof panel, a series of diagnostic tests for accurately measuring the metabolic serum zinc and copper levels of patients with Alzheimer's disease and mild cognitive impairment. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider.

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital and recruiting personnel. As of June 30, 2010, we emerged from the development stage after entering into a sublicense agreement with Meda AB and receiving an up-front payment of $2.5 million.  We consider this sublicense agreement to be an indication that we have commenced our principal operations.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $43.7 million through December 31, 2010. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

On October 16, 2008, we changed our name from Pipex Pharmaceuticals, Inc. to Adeona Pharmaceuticals, Inc.  On October 15, 2009 we reincorporated in Nevada from Delaware pursuant to the discretionary reincorporation plan approved by our stockholders. The reincorporation was effected by our merger as a Delaware corporation, with and into a newly created, wholly owned, Nevada subsidiary corporation. In the reincorporation, each outstanding share of our common stock as a Delaware corporation was automatically converted into one share of common stock as a Nevada corporation, and all options and other rights to acquire our common stock as a Delaware corporation outstanding immediately prior to the reincorporation were automatically converted into options and rights to acquire the same number of shares of our common stock as a Nevada corporation. Stockholders were not required to exchange their existing stock certificates of the Delaware corporation which now represent the same number of shares of our common stock as a Nevada corporation. Outstanding shares of our common stock as a Nevada corporation retain the same CUSIP number as the corresponding shares prior to the reincorporation, and our common stock continues to be listed on the NYSE Amex stock exchange (formerly known as the American Stock Exchange and the NYSE Alternext US exchange) under the same symbol, “AEN”.  The reincorporation did not result in any material changes in our business, offices, assets, liabilities, obligations or net worth, or our directors, officers or employees, and the Delaware corporation ceased to exist as a separate legal entity.  We continue to maintain our principal executive offices in Ann Arbor, MI, and are currently located at 3985 Research Park Drive, Suite 200, Ann Arbor, MI 48108.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and related disclosures. We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from these estimates.

There are accounting policies that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting policies relate to stock-based compensation, revenue recognition and accounts receivable.

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option-pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of grant based on historical volatility. We estimate the expected life of our option using the contractual term of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received.  Our primary streams of revenue are license revenue and laboratory revenue.

License Revenues

Our licensing agreements may contain multiple elements, such as non-refundable up-front fees, payments related to the achievement of particular milestones and royalties. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement. When we have substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using a time-based proportional performance approach. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When we have no substantive continuing performance obligations under an arrangement, we recognize revenue as the related fees become due.

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured.

Laboratory Revenues

We primarily recognize revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues, net of allowances for differences between amounts billed and the estimated receipts from such payers.

We maintain a sales allowance to compensate for the difference inour clinical laboratory’s billing practices and insurance company reimbursements. In determining this allowance, we look at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior 18 months, otherwise known as the yearly average adjustment amount. The allowance taken is the averaged yearly average adjustment amount for these prior periods and multiplied by the period’s actual gross sales to determine the actual sales allowance for each period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. We estimate and review the collectability of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Results of Operations

Year Ended December 31, 2010 and 2009

Revenues, net

Total net revenues for the year ended December 31, 2010 were $3,164,512.  Total net revenues consisted of $2,125,000 from the oral  flupirtine sublicense fee with Meda AB, which is net of the $375,000 payment to McLean Hospital, $550,553 of laboratory revenues from Adeona Clinical Laboratory and $488,959 of grant revenues from the Qualifying Therapeutic Discovery Project (QTDP) Program to support the our Alzheimer’s disease and multiple sclerosis programs currently in clinical testing.  Revenues for year ended December 31, 2009 consisted of $103,089 of laboratory revenues from Adeona Clinical Laboratory. Since purchasing Adeona Clinical Laboratory in July of 2009, the client base has increased and the in-house diagnostic testing services have been expanded to include a full array of microbiology testing.

General and Administrative Expenses

General and administrative expenses decreased slightly to $2,700,951 for the year ended December 31, 2010 from $2,708,778 for the year ended December 31, 2009. General and administrative costs in 2009 included acquisition costs relating to the purchase of Adeona Clinical Laboratory of $75,000.  General and administrative expenses also include a non-cash charge relating to stock-based compensation expense of $310,098 for the year ended December 31, 2010, compared to $135,770 for the year ended December 31, 2009.

Research and Development Expenses

Research and development expenses increased to $1,579,891 for the year ended December 31, 2010, from $948,891 for the year ended December 31, 2009. This increase of 66% is primarily the result of increased costs associated with the continued development of our product candidates, including outside manufacturing costs, consultant fees, license fees and patent costs. Research and development expenses also include a non-cash charge relating to stock-based compensation expense of $90,290 for the year ended December 31, 2010, compared to $188,166 for the year ended December 31, 2009.

Costs of Laboratory Services

Costs of laboratory services increased to $467,632 for the year ended December 31, 2010, from $126,900 for the year ended December 31, 2009.  This increase is primarily the result of the increased costs associated with the expansion of the client base at Adeona Clinical Laboratory, including salary and supply costs.  The year ended December 31, 2010 include 12 months of costs compared to the year ended December 31, 2009, that included only 6 months (Adeona Clinical Laboratory was purchased in July of 2009).

Other Expense, net

Other expense was $127,206 compared to $49,925 for the years ended December 31, 2010 and 2009, respectively. Other expense for the year ended December 31, 2010, included an impairment loss of $120,747 relating to obsolete equipment and interest expense of $10,108, offset by a gain on the sale of equipment of $3,236 and interest income of $413. Other income for the year ended December 31, 2009, consisted of $2,965 in interest income. Other expense for the year ended December 31, 2009, included a loss on the sale of equipment of $34,399, interest expense of $9,879 and other expense of $8,612, offset by interest income of $2,965.

Net Loss

Our net loss for the year ended December 31, 2010, was $1,711,159, or $0.08 per common share compared to a $3,731,405, or $0.18 for the year ended December 31, 2009. The decrease in net loss is the result of increased revenues for the year ended December 31, 2010, that included license revenue, increased laboratory revenue and grant revenue.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fees  and to a lesser extent from the proceeds from the sale of our common stock under our registration statement on Form S-3, laboratory revenues, miscellaneous equipment sales.

Our cash totaled $2,648,853 at December 31, 2010, a decrease of $66,191 from December 31, 2009. During the year ended December 31, 2010, the primary sources of cash were $2,125,000 from the sublicense fee relating to the Meda Agreement and proceeds from the issuance of common stock to a single investor of $884,724 (net of offering costs of $115,276) and stock option exercises of $129,778. The primary uses of cash for the year ended December 31, 2010, included working capital requirements and $12,663 in capital equipment additions. Our cash at February 28, 2011, was approximately $6.0 million.

Our cash totaled $2,715,044 at December 31, 2009, the primary uses of cash were working capital requirements and the acquisition of Adeona Clinical Laboratory. The primary sources of cash were $25,200 from the sale of miscellaneous equipment and $10,734 from the exercise of stock options.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $43.7 million through December 31, 2010. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2011 through 2015 as of December 31, 2010.

	Year ended December 31,
	2011	2012	2013	2014	2015	Total
License Agreements	$90,000	$37,335	$5,000	$5,000	$5,000	$142,335
Lease Agreements	56,814	15,136	-	-	-	71,950
Total	$146,814	$52,471	$5,000	$5,000	$5,000	$214,285

Additional In-Licensed Programs

We may enter into additional license agreements relating to new product candidates.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 8.           Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Adeona Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Adeona Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Adeona Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

Berman & Company, P.A.

Boca Raton, Florida
March 30, 2011

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current Assets
Cash	$2,648,853	$2,715,044
Accounts receivable - net	338,510	30,572
Other	343,417	8,967
Total Current Assets	3,330,780	2,754,583

Property and equipment	511,142	1,051,958

Goodwill	178,229	178,229

Deposits and other assets	90,848	90,848

Total Assets	$4,110,999	$4,075,618
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$265,722	$400,475
Accrued liabilities	210,027	8,163
Current portion of capital lease	24,400	17,006
Total Current Liabilities	500,149	425,644

Long Term Liabilities:
Accounts payable	32,335	93,000
Capital lease	-	12,788
Total Liabilities	532,484	531,432

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,420,189 issued and 23,338,707 outstanding and 21,530,834 issued and 21,449,352 outstanding	23,339	21,449
Additional paid-in capital	47,279,416	45,552,918
Accumulated deficit	(43,724,240)	(42,013,081)
Subscription receivable	-	(17,100)
Total Stockholders' Equity	3,578,515	3,544,186

Total Liabilities and Stockholders' Equity	$4,110,999	$4,075,618

See accompanying notes to consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years ended December 31,
	2010	2009
Revenues:
License revenue, net	$2,125,000	$-
Laboratory revenues, net	550,553	103,089
Grant revenue	488,959	-
Total revenues, net	3,164,512	103,089

Operating Costs and Expenses:
General and administrative	2,700,951	2,708,778
Research and development	1,579,891	948,891
Costs of laboratory services	467,623	126,900
Total Operating Costs and Expenses	4,748,465	3,784,569

Loss from Operations	(1,583,953)	(3,681,480)

Other Income (Expense):
Interest income	413	2,965
Gain (loss) on sale of equipment	3,236	(34,399)
Interest expense	(10,108)	(9,879)
Other expense	-	(8,612)
Impairment loss on equipment	(120,747)	-
Total Other Expense, net	(127,206)	(49,925)
Net Loss	$(1,711,159)	$(3,731,405)

Net Loss Per Common Share – Basic and Dilutive	$(0.08)	$(0.18)

Weighted average number of common shares outstanding during the period – Basic and Dilutive	22,393,568	21,318,906

See accompanying notes to consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock $0.001 Par Value
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Subscription Receivable	Total Stockholders’ Equity
Balance, December 31, 2008	20,882,839	$20,883	$45,025,385	$(38,281,676)	$-	$6,764,592
Stock based compensation	-	-	323,936		-	323,936
Issuance of common stock for consulting fee	235,549	236	65,550	-	-	65,786
Issuance of common stock for license fee	257,813	257	40,992	-	-	41,249
Contributed services - related party	-	-	100,000	-	-	100,000
Issuance of common stock for acquisition of Hart Lab, LLC	50,000	50	18,950	-	-	19,000
Acquisition of treasury stock	(81,482)	(82)	(49,624)	-	-	(49,706)
Issuance of common stock for options exercised	104,633	105	27,729	-	(17,100)	10,734
Net loss for the year ended December 31, 2009	-	-	-	(3,731,405)		(3,731,405)
Balance, December 31, 2009	21,449,352	21,449	45,552,918	(42,013,081)	(17,100)	3,544,186
Stock based compensation	-	-	400,388	-	-	400,388
Issuance of common stock for consulting fees	279,724	280	213,369	-	-	213,649
Issuance of common stock for employee compensation	60,521	61	46,551	-	-	46,612
Issuance of common stock for license fees	81,035	81	70,256	-	-	70,337
Issuance of common stock for options exercised	255,954	256	112,422	-	17,100	129,778
Issuance of common stock, net of issuance costs of $115,276	1,212,121	1,212	883,512	-	-	884,724
Net loss for the year ended December 31, 2010	-	-	-	(1,711,159)	-	(1,711,159)
Balance, December 31, 2010	23,338,707	$23,339	$47,279,416	$(43,724,240)	$-	$3,578,515

See accompanying notes to consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(1,711,159)	$(3,731,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	400,388	323,936
Stock issued for consulting fees	213,649	65,786
Stock issued as compensation	46,612	-
Stock issued for license fee	70,337	41,249
Contributed services - related party	-	100,000
Depreciation	358,708	382,089
Provision for uncollectible accounts receivable	130,403	97,377
(Gain) loss on sale of equipment	(3,236)	34,399
Impairment loss on equipment	120,747	-
Changes in operating assets and liabilities:
Accounts receivable	(438,341)	(48,292)
Other current assets	(334,450)	61,562
Deposits and other assets	-	(78,859)
Accounts payable	(195,418)	(138,264)
Accrued liabilities	201,864	(28,442)
Net Cash Used In Operating Activities	(1,139,896)	(2,918,864)

Cash Flows From Investing Activities:
Purchases of property and equipment	(12,663)	(1,850)
Proceeds from the sale of equipment	77,260	25,200
Cash paid to acquire Adeona Clinical Laboratory (formerly Hart Lab)	-	(201,141)
Cash received from the purchase of Adeona Clinical Laboratory (formerly Hart Lab)	-	5,624
Net Cash Provided By (Used In) Investing Activities	64,597	(172,167)

Cash Flows From Financing Activities:
Repayments under capital lease	(5,394)	(11,337)
Proceeds from issuance of common stock for stock option exercises	129,778	10,734
Acquisition of treasury stock	-	(49,706)
Proceeds from the issuance of common stock	1,000,000	-
Cash paid as direct offering costs	(115,276)	-
Net Cash Provided By (Used In) Financing Activities	1,009,108	(50,309)

Net decrease in cash	(66,191)	(3,141,340)

Cash at beginning of year	2,715,044	5,856,384

Cash at end of year	$2,648,853	$2,715,044

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,108	$2,006
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Exchange of equipment	$64,016	$-
Loss on exchange of equipment to settle accounts payable	$-	$5,925

 See accompanying notes to consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.	Organization and Nature of Operations and Basis of Presentation

Description of Business

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”) is a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases. The Company’s primary strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. Currently, Adeona has the following product candidates in development: a prescription medical food for Alzheimer’s disease, and drugs for multiple sclerosis, fibromyalgia and age-related macular degeneration.

Medical Indication	Product Candidate	Status
Alzheimer’s disease and mild cognitive impairment	reaZin (zinc cysteine)	Pivotal clinical study underway

Multiple sclerosis	Trimesta (oral estriol)	Phase II clinical trial underway

Fibromyalgia	Effirma (oral flupirtine)	Partnered with Meda AB

Age-related macular degeneration	ZincMonoCysteine (zinc-monocysteine)	Phase II clinical trial complete

Adeona’s secondary strategy is to advance its core competency in measuring metabolic serum zinc and copper levels. To further this effort, Adeona purchased HartLab, LLC, on July 13, 2009 and renamed it Adeona Clinical Laboratory. This wholly owned, CLIA-certified clinical testing facility provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area. Adeona Clinical Laboratory developed and offers the CopperProof panel, a series of diagnostic tests for accurately measuring the metabolic serum zinc and copper levels of patients with Alzheimer's disease and mild cognitive impairment. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider.

Nevada Reincorporation

On October 15, 2009, Adeona Pharmaceuticals, Inc. reincorporated to Nevada. There was no financial statement impact associated with this reincorporation.

Basis of Presentation and Corporate Structure

The Company has eight active subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Adeona Clinical Laboratory (formerly Hart Lab, LLC), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”). As of December 31, 2010, EPI, Adeona Clinical Laboratory, Healthmine and Putney are wholly-owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Adeona Pharmaceuticals, Inc. All statements of operations, stockholders’ equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in Delaware in January of 2002, Putney which was incorporated in Delaware in November of 2006, Healthmine which was formed in Delaware in December of 2007 and Adeona Clinical Laboratory which was incorporated in Illinois as a limited liability company on August 8, 2005.

2.	Acquisition of Adeona Clinical Laboratory (formerly Hart Lab, LLC)

On July 10, 2009, the Company entered into a limited liability company purchase agreement to acquire Adeona Clinical Laboratory (formerly Hart Lab, LLC), an Illinois limited liability company and CLIA-certified clinical laboratory. The Company acquired Adeona Clinical Laboratory to develop and commercialize its diagnostic test panel for the detection of zinc and copper deficiencies in the mature population.

In consideration for the purchase of Adeona Clinical Laboratory the Company paid $220,141, that consisted of $201,141 in cash and 50,000 unregistered shares of the Company’s common stock, having a fair value of $19,000 ($0.36 per share), based upon the quoted closing trading price, in exchange for 100% of the issued and outstanding membership interests of Adeona Clinical Laboratory. The Company also agreed to guarantee and to release the seller from the seller’s personal guarantee of the remaining balance of two outstanding clinical equipment leases, totaling $78,859.  This balance is included in deposits and other assets. As of December 31, 2010 this amount remained in escrow, however all personal guarantee’s of the seller have been removed. In January of 2011, this capital lease was paid in full and the funds were released from escrow (see Note 7).

The purchase price of Adeona Clinical Laboratory was allocated as follows:

Consideration transferred at fair value:
Cash	$201,141
Common stock	19,000
Total consideration	$220,141

Net assets acquired:
Current assets:
Cash	$5,624
Accounts receivable – net of allowance of $4,192	79,657
Equipment	39,465
Total	$124,746

Current liabilities:
Accounts payable	$38,324
Accrued liabilities	12,593
Capital lease	31,917
Total	$82,834

Net assets acquired	$41,912

Goodwill	$178,229

All assets acquired and liabilities assumed had a book value equivalent to fair value.  The Company did not record any fair value adjustment for contingencies since there were none.

The Company believed that all assets were recoverable and that no impairment or write-down to net realizable value was required. As a result of this business combination, there was no allocation for a non-controlling interest since the Company acquired a 100% controlling interest in Adeona Clinical Laboratory. Direct costs associated with the acquisition were approximately $65,000.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company transactions and accounts have been eliminated in consolidation.

Emerging from the Development Stage

During the second quarter of 2010, the Company emerged from the development stage.   A development-stage enterprise is one in which planned principle operations have not commenced or if its operations have commenced, there has been no significant revenue.   The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”) and received an up-front payment of $2.5 million. The execution of the Meda Agreement combined with increasing revenues from Adeona Clinical Laboratory are an indication of the commencement of principal operations, and therefore development-stage reporting is no longer required.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill, the estimated useful lives for property and equipment, fair value of warrants and stock options granted for services or compensation, respectively, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company estimates and reviews the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts associated with Adeona Clinical Laboratory. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the years ended December 31, 2010 and 2009.

Revenue Recognition
The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received.  During the year ended December 31, 2010, the Company’s streams of revenue were license revenue, laboratory revenue and grant revenue.  For the year ended December 31, 2009, the Company’s only stream of revenue was laboratory revenue.

License Revenues

The Company’s licensing agreements may contain multiple elements, such as non-refundable up-front fees, payments related to the achievement of particular milestones and royalties. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement. When the Company has substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using a time-based proportional performance approach. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When the Company has no substantive continuing performance obligations under an arrangement, it recognizes revenue as the related fees become due.

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, the Company has not received any royalty revenues.

On May 6, 2010, the Company entered into a Sublicense Agreement (the “Meda Agreement”) with Meda AB of Sweden (“Meda”) for the development and commercialization of Effirma (oral flupirtine) for fibromyalgia.  As consideration for the sublicense, the Company received an up-front payment of $2.5 million upon execution of the Meda Agreement. This payment was recorded as license revenue in June of 2010. Pursuant to the Company’s license agreement with McLean Hospital, the Company paid 15% of the $2.5 million payment ($375,000) to McLean Hospital.  The payment to McLean Hospital was netted against the revenues received from Meda AB for financial statement purposes.  The Company is also entitled to additional milestone payments of $5 million upon filing of a New Drug Application with the United States Food and Drug Administration for oral flupirtine for fibromyalgia and $10 million upon marketing approval. The Meda Agreement also provides that the Company is entitled to receive net royalties of 7% of net sales of oral flupirtine approved for the treatment of fibromyalgia covered by issued patent claims in the United States and Japan. The Meda Agreement provides that Meda AB will assume all future development costs for the commercialization of oral flupirtine for fibromyalgia. Pursuant to the terms of the Company’s agreement with McLean Hospital, the Company is obligated to pay them half of the royalties the Company receives.  Future milestone payments will be recorded as revenue when payment is received as there are no future deliverables, and it is non-refundable. The Company will make similar disclosure for any future license agreements.

Laboratory Revenues

The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues, net of allowances for differences between amounts billed and the estimated receipts from such payers.

The Company maintains a sales allowance to compensate for the difference in its billing practices and insurance company reimbursements. In determining this allowance, the Company looks at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior 18 months, otherwise known as the yearly average adjustment amount. The allowance taken is the averaged yearly average adjustment amount for these prior periods and multiplied by the period’s actual gross sales to determine the actual sales allowance for each period.

The Company generated revenues from 3 significant insurance providers in 2010 and 2009.

Customer	2010	2009
A	65%	37%
B	11%	20%
C	14%	-

Grant Revenues

On November 4, 2010, the Company was awarded two grants totaling $488,959 under the Qualifying Therapeutic Discovery Project (QTDP) Program to support the Company’s Alzheimer’s disease and multiple sclerosis programs currently in clinical testing. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period.  All grant income was recognized in 2010 and there are no future obligations associated with these grants.

During 2010 and March 2011, all amounts awarded under these grants had been received.

See Note 9 regarding the taxability of grant revenues.

Revenues, net
	December 31,
	2010	2009
License revenue	$2,500,000	$-
License fees	(375,000)	-
License revenue, net	2,125,000	-
Laboratory revenues, net	550,553	103,089
Grant revenue	488,959	-
Total revenues, net	$3,164,512	$103,089

Risks and Uncertainties

The Company's operations could be subject to significant risks and uncertainties including financial, operational and regulatory risks and the potential risk of business failure. The global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit our access to capital, but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less.  At December 31, 2010 and 2009, respectively, the Company had no cash equivalents.

On December 31, 2010 and 2009, the Company had amounts in excess of FDIC insured limits totaling $2,111,554 and $0, respectively.

At December 31, 2010 and 2009, the Company had amounts in excess of FDIC insuredhe Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed the federally insured limit of $250,000 per depositor, per bank.

Property and Equipment

Property and equipment is recorded at cost (greater than $1,000) and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table.

Asset Description	Estimated Useful Life
Office equipment and furniture	5 years
Laboratory equipment	7-10 years
Manufacturing equipment	10 years
Leasehold improvements and fixtures	Lesser of estimated useful or life of lease

Depreciation expense was $358,708 and $382,089 for the years ended December 31, 2010 and 2009, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts. Repairs and maintenance are charged to expense as incurred.

During 2010, the Company reviewed property and equipment for impairment and determined that certain items had been impaired due to obsolescence. As a result of this review, the Company recorded an impairment loss of $120,747 that is recorded as impairment loss on equipment. For the year ended December 31, 2009, there were not significant events or changes in circumstances were identified by the Company that would indicate that the carrying value of an asset was not recoverable.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Goodwill

Goodwill is not amortized, and is tested for impairment at the reporting unit level annually and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, Adeona Clinical Laboratory, to which goodwill is assigned.

ASC No. 350 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

The Company will continue to evaluate goodwill for impairment annually.  During the years ended December 31, 2010 and 2009, the Company did not identify any indication of goodwill impairment.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.   The original issue discount was recorded to debt discount reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

Net Loss per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of common share equivalents. Since the Company reported a net loss for the years ended December 31, 2010 and 2009, all common equivalent shares would be anti-dilutive; as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the year ended December 31, 2010 were 1,990,444 and 1,070,472, respectively and for the year ended December 31, 2009 were 1,837,583 and 1,070,472, respectively.

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

Fair Value of Financial Instruments

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

For the years ended December 31, 2010 and 2009, the Company had goodwill of $178,229.  The Company considers its fair value measure of this goodwill to be based on Level 2 inputs.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, other current assets, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable. The expense resulting from stock-based payments are recorded in research and development expense or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified costs of laboratory services of $126,900 at December 31, 2009, from research and development expenses, as well as, overhead costs of $128,139 from research and development expenses to general and administrative expenses. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

Recent Accounting Pronouncements

In January of 2010, FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update did not have a material effect on the Company’s consolidated financial statements.

In April of 2010, FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations or financial condition.

In August of 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on the Company’s consolidated financial statements.

4.	Selected Balance Sheet Information

Accounts receivable
	December 31,
	2010	2009
Accounts receivable	$471,516	$33,175
Bad debt allowance - customer	(133,006)	(2,603)
Total	$338,510	$30,572

Other current assets
	December 31,
	2010	2009
Grant receivable	$320,026	$-
Prepaid expenses	23,391	8,967
Total	$343,417	$8,967

Property and equipment
	December 31,
	2010	2009
Leasehold improvements	$864,429	$862,359
Manufacturing equipment	410,997	697,854
Computer and office equipment	160,478	234,419
Laboratory equipment	213,908	243,289
	1,649,812	2,037,921
Less accumulated depreciation	(1,138,670)	(985,963)
Total	$511,142	$1,051,958

Accrued expenses
	December 31,
	2010	2009
Accrued vendor payments	$105,183	$-
Bonus	100,000	-
Compensation	4,844	8,163
Total	$210,027	$8,163

5.	Stock-Based Compensation

Stock Incentive Plan

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October of 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of December 31, 2010, there were 1,320,354 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2010, there are 1,218,737 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and generally expire ten years after the grant date. As of December 31, 2010, there are no options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the years ended December 31, 2010 and 2009 are as follows:

	Year ended December 31,
	2010	2009
Exercise price	$0.56 - $0.87	$0.37 - $0.80
Expected dividends	0%	0%
Expected volatility	187% - 207%	198% - 209%
Risk fee interest rate	2.54% - 3.63%	3.16% - 4.75%
Expected life of option	10 years	10 years
Expected forfeitures	0%	0%

The Company records stock based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:
•	immediate vesting,
•	half vesting immediately and the remainder over three years,
•	quarterly over three years,
•	annually over three years,
•	one-third immediate vesting and remaining annually over two years,
•	one half immediate vesting with remaining vesting over nine months,
•	one quarter immediate vesting with the remaining over three years; and
•	monthly over three years.

During 2010, the Company granted 743,332 options to employees and consultants having a fair value of $596,816 based upon the Black-Scholes option pricing model.  During 2009, the Company granted 979,999 options to employees and consultants having a fair value of $485,799 based upon the Black-Scholes option pricing model.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2008	2,751,663	$1.43	7.73 years	$43,000
Granted	979,999	$0.50
Exercised	(104,633)	$0.27
Forfeited	(1,065,697)	$1.09
Balance – December 31, 2009	2,561,332	$1.26	7.16 years	$304,000
Granted	743,332	$0.80
Exercised	(255,954)	$0.44
Forfeited	(509,619)	$0.69
Balance – December 31, 2010 – outstanding	2,539,091	$1.32	6.97 years	$1,028,000
Balance – December 31, 2010 – exercisable	1,990,444	$1.49	6.35 years	$762,000

Grant date fair value of options granted – 2010		$597,000
Weighted average grant date fair value – 2010		$0.80
Grant date fair value of options granted – 2009		$490,000
Weighted average grant date fair value – 2009		$0.50
Outstanding options held by related parties – 2010		1,083,160
Exercisable options held by related parties – 2010		858,160
Outstanding options held by related parties – 2009		1,099,828
Exercisable options held by related parties – 2009		766,495

The options outstanding and exercisable at December 31, 2010 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - $4.57	2,449,092	$1.16	7.09 years	1,900,445	$1.28	6.47 years
$4.58 - $9.05	89,999	$5.93	3.76 years	89,999	$5.93	3.76 years
$9.06 - $22.50	-	-	-	-	-	-
	2,539,091	$1.32	6.97 years	1,990,444	$1.48	6.35 years

The options outstanding and exercisable at December 31, 2009 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - $4.57	2,458,798	$1.05	7.25 years	1,747,132	$1.26	6.30 years
$4.58 - $9.05	100,312	$5.92	5.07 years	88,229	$5.92	5.22 years
$9.06 - $22.50	2,222	$22.50	7.02 years	2,222	$22.50	7.02 years
	2,561,332	$1.26	7.16 years	1,837,583	$1.51	6.25 years

The following is a summary of the Company’s non-vested stock options at December 31, 2010:

	Unvested Stock Options	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2009	723,749	$1.14
Granted	743,332	$0.80
Vested/Exercised	(451,350)	$0.24
Forfeited/Cancelled	(467,084)	$0.12
Non-vested – December 31, 2010	548,647	$0.77

Weighted average remaining period for vesting	2.17 years

Stock Warrants

On July 2, 2010, the Company issued warrants to purchase 60,606 shares of common stock to a placement agent (see Note 6). The warrants have an exercise price $1.32 and a life of 5 years. The warrants vest on January 1, 2011 and expire December 31, 2015.   Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has a $0 net effect to equity. The fair value of the warrants totaled $64,000 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 197%; risk free interest rate of 1.82% and an expected life of 5 years.

As part of the 2006 private placement, the Company issued additional warrants to purchase 958,277 shares of common stock to the placement agent. These warrants have an exercise price of $2.22 and are exercisable until November 27, 2016. On January 14, 2009, 381,020 of these warrants held by an affiliate of the Company's former Chairman were cancelled for no consideration.

On October 31, 2006, the loans payable to the Company’s founder and then Chairman were converted into 1,665,211 shares of common stock and 832,606 warrants to purchase common stock. The warrants had an exercise price of $2.22 and are exercisable until October 31, 2011. These warrants  and an additional 7,651 that were also held by the Company’s founder and then Chairman, were forfeited on January 14, 2009.

A summary of warrant activity for Adeona for the year ended December 31, 2010 and for the year ended December 31, 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2008	2,291,749	$2.87
Granted	-	-
Exercised	-	-
Forfeited	(1,221,277)	$2.23
Balance as December 31, 2009	1,070,472	$3.27
Granted	60,606	$1.32
Exercised	-	-
Forfeited	-	-
Balance as December 31, 2010	1,131,078	$3.49

A summary of all outstanding and exercisable warrants as of December 31, 2010 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$0.41	5,000	5,000	0.38 years
$1.32	60,606	-	5.00 years
$2.22	49,552	49,552	0.79 years
$2.22	577,257	577,257	5.91 years
$3.30	61,207	61,207	4.41 years
$3.75	50,000	50,000	5.13 years
$6.36	327,456	327,456	1.86 years
	1,131,078	1,070,472	4.33 years

Options of Subsidiaries

As of December 31, 2010, CD4 Biosciences, Inc., a majority-owned subsidiary of Adeona, has a total of 20,000 stock options outstanding and exercisable.  These stock options have an exercise price of $0.20 and a remaining contractual life of 1.37 years.

As of December 31, 2010, Epitope, a majority-owned subsidiary of Adeona, has 50,000 stock options outstanding and 20,000 stock options exercisable. These stock options have an exercise price of $0.001 and a remaining contractual life of 7.50 years.

6.	Stockholders’ Equity

Year Ended December 31, 2009

During the year ended December 31, 2009, the Company issued 104,633 shares of common stock, in connection with the exercise of stock options, for proceeds of $27,834.  Of this amount $17,100 was not received until after December 31, 2009. The Company also issued 235,549 shares of common stock for consulting services, having a fair value of $65,786 ($0.28 per share) and 257,813 shares of common stock for license fees, having a fair value of $41,249 ($0.16 per share), based on the quoted closing trading prices.

During January of 2009, Steve Kanzer, the then current Chairman of the Board, agreed to forego his $100,000 guaranteed bonus due to him on January 1, 2009.  As a result of this, the $100,000 was recorded as contributed services in 2009.

On July 10, 2009, the Company entered into a limited liability company purchase agreement to acquire Adeona Clinical Laboratory (formerly Hart Lab, LLC), an Illinois limited liability company and CLIA-certified clinical laboratory. In consideration for the purchase of Adeona Clinical Laboratory the Company issued 50,000 unregistered shares of the Company’s common stock, having a fair value of $19,000 ($0.36 per share), based upon the quoted closing trading price.

Year Ended December 31, 2010

On July 2, 2010, the Company sold 1,212,121 shares of the Company’s common stock at a closing price of $0.825 for gross proceeds of $1,000,000.  The Company paid direct offering costs of $115,276.  See Note 5 regarding warrants granted with this offering.

During the year ended December 31, 2010, the Company issued 255,954 shares of common stock, in connection with the exercise of stock options, for proceeds of $129,778. The Company also issued 279,724 shares of common stock for consulting services, having a fair value of $213,649 ($0.76 per share), 81,035 shares of common stock for license fees, having a fair value of $70,337 ($0.87 per share), and 60,521 shares of common stock for employment service, having a fair value of $46,612 ($0.77 per share). The fair value of these issuances were based upon the quoted closing trading prices.

7.	License, Collaborative and Employment Agreements and Commitments

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

Research Agreement

In September of 2005, the Company entered into a three-year research agreement with the University of Michigan. Pursuant to that agreement, the Company sponsored research of approximately $460,000 per year.  On March 20, 2008, the Company terminated the agreement.  On March 24, 2009, the Company entered into a payment plan with the University of Michigan to pay the outstanding balance of $197,335.  The Company agreed to pay $5,000 per month, until the balance is paid in full. At December 31, 2010, the balance is $92,335. The Company recorded $60,000 as a short term accounts payable, the remaining $32,335 is recorded as a long term accounts payable.

Employment Agreements

On February 6, 2010, the Company executed a three-year employment agreement with its Chairman, Chief Executive Officer and President.  The agreement provides for an annual base salary of $199,000, discretionary performance and transactional bonus payments, and 400,000 stock options with an exercise price equal to the market price on the date of grant.  Of these stock options, 100,000 vested immediately upon grant and the remainder will vest pro rata, on a monthly basis, over the following thirty-six months. The fair value of the options totaled $327,680 and was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%, expected volatility of 204.5%; risk free interest rate of 3.59% and an expected life of 10 years.

Other Commitments

As of December 31, 2010, amounts due for license agreements are as follows:

Year Ending December 31,
2011	$90,000
2012	37,355
2013	5,000
2014	5,000
2015	5,000
Total	$142,335

Operating Lease

During 2007, the Company entered into a non-cancelable operating lease for office, laboratory and production space in Ann Arbor, Michigan. This lease expired on February 28, 2011. In March of 2011, the Company entered into a month-to-month lease, at a different location, for office and laboratory space in Ann Arbor, MI.  The committed amount due in 2011 is $20,488.

During the years ended December 31, 2010 and 2009 the Company recognized rent expense of $214,315 and $207,160, respectively.

Capital Lease

In June of 2006, the Company acquired $65,000 of equipment (as discussed in Note 2) under a non-cancelable capital lease. The Company agreed to guarantee and to release the seller from the seller’s personal guarantee of the remaining balance and the amount was placed in escrow.  The effective interest rate of the lease was 8.51%.  Related monthly payments of principal and interest were $1,417 over a period of sixty months.  In September 2008, the lessor extended the term for repayment by eight months, with a final maturity date of January 2012.  The remaining balance of this capital lease at December 31, 2010 is $24,400. In January of 2011, this capital lease was paid in full and the funds were released from escrow.

8.	Stock Repurchase Program

On April 3, 2009, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the Company to repurchase, from time-to-time and through December 31, 2009, up to $1 million of its common stock, up to a maximum of four million shares at prices of up to $5 per share. As of December 31, 2009, the Company had repurchased 81,482 shares for approximately $50,000 ($0.61 per share), based upon the quoted closing trading price.  These treasury shares are not included in the computation of earnings (loss) per share and are deemed to be canceled and retired.

9.	Income Taxes

There was no income tax expense for the years ended December 31, 2010 and 2009 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010 and 2009, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 5.5% for Michigan State Corporate taxes, the blended rate used was 37.63%), as follows:

	2010	2009
Computed “expected” tax benefit - Federal	$(550,000)	$(1,199,000)
Computed “expected” tax benefit - State	(94,000)	(205,000)
Non-taxable federal grant	(184,000)	-
Meals, entertainment and other	5,000	54,000
Non-deductible stock based compensation	150,000	162,000
Contributed services related party	-	38,000
Change in valuation allowance	$673,000	$1,150,000

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

Deferred tax assets:	2010	2009
Stock issued for services	$(223,000)	$-
Bad debt – change in allowance	(49,000)	-
Non-operating loss carry-forward	(8,644,000)	(8,243,000)
Total gross deferred tax assets	(8,916,000)	(8,243,000)
Less valuation allowance	8,916,000	8,243,000
Net deferred tax assets	$-	$-

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $22,970,000 available to offset future taxable income expiring through 2030. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2009 was approximately $8,243,000. The net change in valuation allowance during the year ended December 31, 2010 was an increase of approximately $673,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

During 2010, the Company received grant revenue of $488,959.  Under the terms of the grant, this revenue is not taxable.

10.	Subsequent Events

On January 28, 2011, the Company sold 2,857,144 shares of common stock and 1,428,572 warrants for $4,000,000. Direct offering costs were approximately $300,000.  Each warrant is exercisable for thirteen months at $2.00 per share. The warrants have an anti-dilution  price protection feature; if the Company issues securities at a price per share that  is less than  $2.00  per share,  the  warrant  holders  will be ratcheted  down  to  the lower  offering  price. However, the Company has instituted a floor price of $1.40 per share in connection with the price protection.

The Company measured the fair value of the warrants at $785,857 using a Black-Scholes valuation model; these warrants were not indexed to the Company's own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	118.7%
Expected term: warrants	1.08 years
Risk free interest rate	0.24%

The Company recorded the derivative liability and related derivative expense equal to the fair value of the warrants at the commitment date.

Item 9.          Changes In and Discussions with Accountants on Accounting and Financial Disclosures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
James S. Kuo, M.D., M.B.A.	46	Chairman, Chief Executive Officer, Chief Financial Officer and President
Steve H. Kanzer, C.P.A., Esq.	47	Director
Jeffrey J. Kraws, M.B.A.	46	Director
Jeff Lucero Riley, M.B.A.	48	Director
Jeffrey Wolf, M.B.A., Esq.	48	Director

James S. Kuo, M.D., M.B.A. Dr. Kuo has been a director since February of 2007. Effective February 6, 2010, Dr. Kuo was appointed as our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President. Dr Kuo was the Chairman and Chief Executive Officer of Cordex Pharma, Inc., a public biopharmaceutical company, from September of 2007 until February 1, 2010 and remained as a director until March 13, 2010. From 2003 to 2006, he served as founder, Chairman and Chief Executive Officer of BioMicro Systems, Inc,. a private venture-backed, microfluidics company.  Prior to that time, Dr. Kuo was a founder, President and Chief Executive Officer of Discovery Laboratories, Inc. where he raised over $22 million in initial private funding and was instrumental in the company going public. Dr. Kuo was also a founder and board member of Monarch Labs, LLC, a private medical device company. Dr. Kuo is the former Managing Director of Venture Analysis for Healthcare Ventures, LLC, which managed $378 million in venture funds. He has also been a senior licensing and business development executive at Pfizer, Inc., where he was directly responsible for cardiovascular licensing and development. After studying molecular biology and receiving his B.A. at Haverford College, Dr. Kuo simultaneously earned an M.D. from the University of Pennsylvania School of Medicine and an M.B.A. from the Wharton School of Business.  He holds a B.A. in molecular biology from Haverford College. From 2004 until October of 2009 Dr. Kuo also served as a director of Soligenix, Inc.

Dr. Kuo brings to the Board significant executive leadership and operational experience.  Dr. Kuo’s prior business experience and board service, along with his tenure at Adeona, gives him a broad and extensive understanding of our operations and the proper role and function of the Board.  His prior service on the board of other public companies has provided him with a strong corporate governance expertise. In addition, his medical background allows him to bring to the Board extensive knowledge about our industry. Due to his business background, he has a broad understanding of the operational, financial and strategic issues facing public companies.

Steve H. Kanzer, C.P.A., Esq. Mr. Kanzer is a co-founder and served as our President from our inception in February of 2001 until May of 2006.   Mr. Kanzer previously served as our Chief Executive Officer from September of 2004 until November of 2008, Chairman of the Board until February 6, 2010 and currently serves as a director. Mr. Kanzer has also been a director and officer of our subsidiaries, including Solovax, Inc., Effective Pharmaceuticals, Inc., Putney Drug Corp. Epitope Pharmaceuticals, Inc. and CD4 Biosciences, Inc. Since December 2000, he has served as co-founder and Chairman of Accredited Ventures Inc. and Accredited Equities Inc., a venture capital firm and investment bank, respectively, which both specialize in the biotechnology industry. Prior to founding Accredited Ventures and Accredited Equities in December 2000, Mr. Kanzer served as Senior Managing Director-Head of Venture Capital at Paramount Capital from 1991 until December of 2000. While at Paramount Capital, Mr. Kanzer was involved in the formation and financing of a number of biotechnology companies and held various positions in these companies. Prior to joining Paramount Capital in 1992, Mr. Kanzer was an attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom in New York where he specialized in mergers and acquisitions. Mr. Kanzer received a J.D. from New York University School of Law in 1988 and a B.B.A. in Accounting from Baruch College in 1985, where he was a Baruch Scholar. Mr. Kanzer is active in university-based pharmaceutical technology licensing and has served as Co-Chair of the New York Chapter of the Licensing Executives Society.

Mr. Kanzer has been associated with Adeona since inception and brings to the Board extensive knowledge about our business operations and in particular our licenses and products.   Mr. Kanzer also brings to the Board significant executive leadership and operational experience.  Mr. Kanzer’s legal background provides him with a broad understanding of the legal issues facing Adeona, the financial markets and the financing opportunities available to Adeona.

Jeffrey J. Kraws, M.B.A. Mr. Kraws has been a director since January of 2006.  Mr. Kraws is Chief Executive Officer and co-founder of Crystal Research Associates. Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a 5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York-Buffalo. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis.

Mr. Kraws brings a strong business background to Adeona, having worked as a pharmaceutical analyst for over 22 years.  Mr. Kraws brings to the Board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies.  Through his services as Adeona’s Vice President of Business Development during 2006 and a part of 2007, he developed extensive knowledge of Adeona’s business.
.
Jeff Lucero Riley, M.B.A.  Mr. Riley has been a director since March 16, 2010. Since November of 2009, Mr. Riley has served as the Managing Director of Black Crow Ventures, a life science-focused consulting firm with a commercial and transactional focus. He sits on the advisory boards of an Australia-based venture fund (Queensland Biocapital Fund) and Ruga Corporation, a Stanford University spin-out drug discovery company focused on endoplasmic reticulum stress targets. Mr. Riley has held senior corporate and commercial development positions with biotech companies Amphora Discovery, Ontogen Corporation, and AvMax. In these positions, he was responsible for raising equity and negotiating alliances including in-licensing, out-licensing, distribution agreements, technology acquisitions and research agreements with large pharmaceutical companies and government agencies. Mr. Riley's pharmaceutical experience includes commercial management and mergers and acquisition roles for Pfizer and SmithKline Beecham. Additionally, Mr. Riley served as CFO and VP Corporate Development for Nichols Institute Diagnostics, a CLIA-certified molecular diagnostics and reference lab, later acquired by Quest Diagnostics. Prior to attending university, Mr. Riley served in the U.S. Army. Mr. Riley’s education includes: a B.S. in International Relations, a B.S. in Biology (Boise State), coursework at UCSF/Berkeley in drug discovery/development and participated in a dual-degree graduate program, an M.B.A./M.I.M. sponsored by Arizona State University and the American Graduate School of International Management (Thunderbird).

Mr. Riley brings to the Board extensive knowledge of the pharmaceutical industry. Having served in senior corporate positions in biotech and pharmaceutical companies he has a vast knowledge of the industry.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Jeffrey Wolf, M.B.A., Esq.  Mr. Wolf has substantial experience in creating, financing, nurturing and growing new ventures based upon breakthrough research and technology. Mr. Wolf is the founding partner of Seed-One Ventures, LLC, a venture capital group focused on seed-stage technology-based investments. Mr. Wolf has been a founder of Elusys Therapeutics, Inc., an antibody-based therapeutic company, Tyrx Pharma, Inc., a biopolymer-based company, Sensatex, Inc., a medical device company and Generation Mobile, Inc. a telecommunications company. Prior to founding Seed-One Ventures, Mr. Wolf served as the Managing Director of The Castle Group, Ltd., a biomedical venture capital firm. At both organizations, Mr. Wolf was responsible for supervising the formation and funding of new technology, biomedical, and service oriented ventures. Mr. Wolf currently sits on the board of Elusys Therapeutics and Netli, Inc. Mr. Wolf received an M.B.A. from Stanford Business School, a J.D. from New York University School of Law and a B.A. with honors in Economics from the University of Chicago.

Mr. Wolf also has extensive knowledge of the industry and in particular research and development.  His legal and business background provide him with a broad understanding of the legal, operational, financial and strategic issues facing Adeona.  Having served as a board member on other public company boards, Mr. Wolf has an extensive understanding of the operational, financial and strategic issues facing public companies.

Directors’ Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee

The Audit Committee is comprised of Mr. Wolf and Mr. Riley. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our board has determined that all audit committee members are independent under applicable SEC regulations. Our board of directors has determined that Mr. Riley qualifies as an “audit committee financial expert” as that term is used in Section 407 of the Sarbanes-Oxley Act of 2002.  Our Audit Committee charter is located on our website www.adeonapharma.com.

Compensation Committee

Our Compensation Committee consists of Mr. Wolf and Mr. Kraws. This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. Our Compensation Committee charter is located on our website www.adeonapharma.com.

Nominations Committee

Our Nominations Committee consists of Mr. Wolf and Mr. Riley. This committee performs several functions, including identifying qualified individuals to become members of your board and recommending appointments to the board and appointment of executive officers. The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand, and provide sound and prudent guidance with respect to, our activities, operations and interests.  Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of your board, in collectively serving the long-term interests of stockholders. Our Nominations Committee charter is located on our website www.adeonapharma.com.

The Nominations Committee will consider director nominees recommended by security holders. Recommendations should be submitted in writing and a reasonable time before we mail our proxy materials for the applicable meeting of stockholders. In order for a  proposal to be considered for inclusion in the proxy statement for next year’s annual meeting, the written proposals must be received by us June 2, 2011 and should be submitted to the Corporate Secretary, Adeona Pharmaceuticals, Inc., 3985 Research Park Drive, Suite 200, Ann Arbor, Michigan 48108.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Adeona’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2010.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees.  In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller.  Each of these codes is posted on our website at www.adeonapharma.com.

Item 11.         Executive Compensation

Summary Compensation Table

The following table summarizes all compensation awarded to, earned by or paid to Max Lyon and James S. Kuo, M.D., M.B.A., who each served as the our chief executive officer and chief financial officer during the fiscal year ended December 31, 2010 or 2009.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Options Awards($) (1)	All Other Compensation ($) (2)	Total ($)
Max Lyon, Former President,	2010	$42,723	(3)	$-	$-	$-	$42,723
Former CEO and Former CFO	2009	$104,519		$-	$152,000	$-	$256,519

James S. Kuo, M.D., M.B.A., President, CEO and CFO	2010	$178,717	(4)	$20,406	$328,000	$9,947	$527,123

(1)
Amount reflects the grant date fair value of the named executive officer’s stock options, calculated in accordance with FASB ASC Topic 718.  For a discussion of the assumptions used in calculating these values, see Note 6 to our consolidated financial statements

(2)	The all other compensation column includes the portion of medical and vision premiums paid by us on behalf of our named executive officer. These benefits are offered to all full-time Adeona employees.

(3)
Mr. Lyon resigned as our President, Chief Executive Officer and Chief Financial Officer effective as of February 10, 2010. This amount represents the amount earned by Mr. Lyon prior to his resignation and severance in the amount of $22,613 paid in shares of Adeona common stock.

(4)
Effective February 10, 2010, Dr. Kuo was appointed as our President, Chief Executive Officer and Chief Financial Officer.  This amount represents the amount earned by Dr. Kuo during fiscal year 2010 after his employment commenced.

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the named executive officers that are outstanding at December 31, 2010. We currently grant stock-based awards pursuant to our 2010 Stock Incentive Plan (the “2010 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”) and 2007 Stock Incentive Plan (the “2007 Stock Plan”).

Name	Grant Date (1)		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
James S. Kuo	02/06/10	(2)	175,000	225,000	$0.82	02/06/20
	12/22/09		-	8,333	$0.53	12/22/19
	10/02/08		-	8,333	$0.53	10/02/18
	11/02/07		-	8,333	$5.85	11/02/17
	02/07/07		-	25,000	$3.87	02/07/17

(1)	Unless otherwise noted, options vest immediately on the date of grant.
(2)	These options vest 100,000 shares immediately and the remainder in equal monthly installments over a three-year period beginning on the date of grant.

Employment Agreements

On February 6, 2010, Max Lyon resigned as President, Chief Executive Officer and Chief Financial Officer, and James S. Kuo, M.D., M.B.A., was thereby appointed Chairman, Chief Executive Officer, ,Chief Financial Officer and President. The following are summaries of the agreements that were executed in connection with these changes during fiscal year 2010.

Dr. Kuo’s Agreement

In connection with his appointment, Dr. Kuo entered into a three-year employment agreement with us (the “Employment Agreement”).  Pursuant to the Employment Agreement, Dr. Kuo is entitled to an annual base salary of $199,000 and is eligible for discretionary performance and transactional bonus payments.  Additionally, Dr. Kuo was granted an initial stock option to purchase 400,000 shares of our common stock (with an exercise price of $0.82, the fair market value on February 6, 2010, which is the date of grant).  Of this stock option grant, 100,000 shares vested immediately and the remainder vests in 36 equal monthly installments. Dr. Kuo will perform substantially all of his professional duties from our offices.  The Employment Agreement also includes confidentiality obligations and invention assignments by Dr. Kuo.

Mr. Lyon’s Agreement

In connection with his resignation, Mr. Lyon received $22,613 paid in shares of our common stock, as a severance payment.  This payment was made pursuant to a Separation Agreement, dated February 6, 2010, between Mr. Lyon and us.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2010 regarding the compensation of our directors who at December 31, 2010 were not also named executive officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Other Compensation	Total
Steve H. Kanzer	$2,000	$6,166	$-	$8,166
Jeffrey J. Kraws	$5,000	$6,166	$-	$11,166
Jeff Lucero Riley	$9,000	$27,916	$-	$36,916
Jeffrey Wolf	$13,000	$6,166	$-	$19,166

(1)
The amounts in the “Option awards” column reflect the dollar amounts recognized as compensation expense for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2010 in accordance with SFAS 123(R). The fair value of the options was determined using the Black-Scholes model.

During 2007, director compensation for independent members was approved at $2,000 per board meeting that they attend in person, $1,000 per telephonic board meeting and $500 per committee meeting.  In addition, We grant independent members of the board of directors upon appointment 25,000 stock options to purchase shares of our common stock at an exercise price equal to the fair market value of the our common stock on the date of grant, and an additional 8,333 stock options each year.  We also reimburse directors for travel and other out-of-pocket expenses incurred in attending board of director and committee meetings.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	1,320,354	$1.15	22,690
2007 Stock Incentive Plan	1,218,737	$1.53	230,341
2010 Stock Incentive Plan	-	$-	3,000,000
Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	2,539,091	$1.33	3,253,031

Item 12.         Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 25, 2011, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock, (ii) each of our directors and our executive officer named in the Summary Compensation Table, and (iii) all of our directors and our executive officer as a group.

Principal Stockholders Table
	Shares Owned(1)
Name and Address of Beneficial Ownership(2)	Number of Shares	Percentage of Shares(3)
Accredited Venture Capital, LLC(4)	7,086,380	26.96%
Firebird Capital(5)	1,496,550	5.69%
Empery Asset Management, LP(6)	2,142,858	7.94%
Steve H. Kanzer(7)	7,766,017	29.20%
Jeffrey J. Kraws(8)	287,105	1.08%
James S. Kuo(9)	274,999	1.04%
Jeffrey Wolf(10)	83,332	*
Jeff Lucero Riley(11)	58,333	*
All officers and directors as a group (5 persons)	8,469,786	31.03%
  * represents less than 1% of our common stock

(1)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.  Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 25, 2011.

(2)	The address for each beneficial owner except Firebird Capital and Empery Asset Management, LP is 3985 Research Park Drive, Suite 200, Ann Arbor, Michigan 48108.
(3)	As of March 25, 2011, we had 26,289,247 shares of common stock outstanding.
(4)
Consists of 7,086,380 shares of common stock issued to Accredited Venture Capital, LLC.  Pharmainvestors, LLC is the managing member of Accredited Venture Capital, LLC, and Mr. Kanzer is the managing member of Pharmainvestors, LLC. As such, Mr. Kanzer may be considered to have control over the voting and disposition of the shares registered in the name of Accredited Venture Capital, LLC, and therefore, such shares are also included in the shares listed as held by Mr. Kanzer. Mr. Kanzer disclaims beneficial ownership of those shares, except to the extent of his pecuniary interest.

(5)
Consists of 743,275 shares of common stock issued to Firebird Global Master Fund, Ltd and 753,275 shares of common stock issued to Firebird Global Master Fund II, Ltd. The address for Firebird Capital is 152 West 57th Street, 24th Floor, New York, New York 10019.

(6)
Consists of  1,428,572 shares of common stock and 714,286 warrants to purchase common stock currently exercisable issued to Empery Asset Management, LP.  The address for Empery Asset Management, LP is 120 Broadway, Suite 1019, New York, New York 10271.

(7)
Includes 7,086,380 shares of common stock issued to Accredited Venture Capital, LLC and 304,391 shares issuable upon exercise of options held by Mr. Kanzer that are exercisable within the 60-day period following March 25, 2011.

(8)	Includes 287,105 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 25, 2011.
(9)	Includes 274,999 shares issuable upon exercise of options held by Dr. Kuo that are exercisable within the 60-day period following March 25, 2011.
(10)	Includes 83,332 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 25, 2011.
(11)	Includes 58,333 shares issuable upon exercise of options held by Mr. Riley that are exercisable within the 60-day period following March 25, 2011.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Pursuant to our charter, our Audit Committee, shall review on on-going basis for potential conflicts of interest, and approve if appropriate, all our “Related Party Transactions” as required by Section 120 of the NYSE Amex Company Guide.  For purposes of the Audit Committee Charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14.         Principal Accountant Fees and Services

Berman & Company, P.A. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2010 and 2009 by Berman & Company, P.A.

	December 31, 2010	December 31, 2009
Audit Fees and Expenses(1)	$86,305	$63,500
Audit Related Fees(2)	2,000	54,140
All Other Fees	-	-
	$88,305	$117,640

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing and consents for registration statements and forms in connection with equity offerings filed with the SEC.

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the PCAOB. The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by your Audit Committee.

PART IV

Item 15.          Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2010 and 2009

3.	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1
Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001 and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998.)

3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.5
By-Laws (Incorporated by reference to (i) Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed October 19, 2009 and (ii) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2010. )

4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)

4.2	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.)*

4.3	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.) *

4.4	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010.)

4.5	Form of Warrant Certificate issued to Enclave Capital LLC (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2010.)

4.6	Form of Warrant to Purchase Common Stock issued January 2011(Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

10.1	Unit Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)

10.2
License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed November 14, 2008.))

10. 3	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009.)*

10.4
Warrant Cancellation and Registration Rights Agreement between Accredited Adventures Capital LLC and Adeona (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 20, 2009.)*

10.5	Stock Purchase Agreement with Neil O. Colwell and Connie Colwell (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2009.)

10.6	Escrow Agreement Nayaran Torke (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.7	Consulting Agreement with Nayaran Torke (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.8	Purchase Agreement 1st Amendment HartLab LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.9	Purchase Agreement 2nd Amendment Hartlab LLC (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.10	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

10.11	Employment Agreement with James S. Kuo, M.D., M.B.A. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 9, 2010.)

10.12	Separation Agreement with Max Lyons (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 9, 2010.)

10.13
Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2010.)

10.14
Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010.)

10.15	Placement Agent Agreement with Enclave Capital LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)

10.16	Common Stock Purchase Agreement with Seaside 88,LP (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)

10.17	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

10.18	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

10.19	Amendment to Employment Agreement with Kanzer (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed January 6, 2009.)

10.20	License Agreement with David A. Newsome, M.D. and David J. Tate, Jr. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed July 10, 2007.)

10.21	McLean Hospital Corporation Exclusive License Agreement (1)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.
* Management compensation agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADEONA PHARMACEUTICALS, INC.
By:	/s/ James S. Kuo
James S. Kuo
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2011

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ James S. Kuo
Date: March 31, 2011	James S. Kuo
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2011	By:	/s/ Steve H. Kanzer
Steve H. Kanzer
Director

Date: March 31, 2011	By:
Jeffrey J. Kraws
Director

Date: March 31, 2011	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director

Date: March 31, 2011	By:	/s/ Jeff Lucero Riley
Jeff Lucero Riley
Director

GLOSSARY

Term	Definition
Adverse Event
Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

Bioavailability	The quantity or fraction of the ingested dose that is absorbed by the body.
Clinical Study/Trial	A research study that is conducted to find out if a treatment or procedure is safe and/or effective in humans.
Controlled Clinical Trial
A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

Double-blinded Study/Trial	Both the participant and the researcher are unaware of who is receiving the active treatment or the placebo.
Effirma (oral flupirtine)	Adeona’s centrally-acting investigational oral drug for the treatment of fibromyalgia syndrome
FDA - Food & Drug Administration
The U.S. government agency that ensures that medicines, medical devices, prescription medical foods and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

Gastroretentive	Medications designed to be retained in the upper gastrointestinal system.
GMP - Good Manufacturing Practice
Regulations that require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are consistently produced, pure, and stable. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GRAS - Generally Regarded As Safe
A Food and Drug Administration (FDA) designation that a chemical or substance added to food is considered safe by experts, and so is exempted from the usual Federal Food, Drug, and Cosmetic Act (FFDCA) food additive tolerance requirements.

IND - Investigational New Drug	An application in the United States submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.
IRB - Institutional Review Board
A committee designated to formally approve, monitor, and review biomedical research at an institution involving human studies. Institutional Review Boards aim to protect the rights and welfare of the research subjects.

NDA - New Drug Application	An application in the United States through which drug sponsors formally propose that the FDA approve a new pharmaceutical for sale and marketing.
Open-label Clinical Study/Trial	A trial in which both the treating physician and the patient know they are receiving the experimental treatment.
Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to primarily test for safety.
Phase II Clinical Trial	A Phase II trial represents a study in a larger number of patients to assess the safety and efficacy of a product.
Phase III Clinical Trial
Phase III trials are initiated to establish safety and efficacy in an expanded patient population and at multiple clinical trial sites and are generally larger than trials in earlier phases of development.

Placebo	An inactive pill or liquid. Many studies compare an active drug to a placebo to determine whether any changes seen during the study can be attributed to the active drug.
Principal Investigator	This is the study director who is ultimately responsible for the conduct of the study.
Prospective Clinical Study/Trial	A clinical study/trial in which participants are identified and then followed throughout the study going forward in time.
Protocol	A clinical study/trial’s plan — includes the schedule of tests, requirements for participation, procedures, and medications.
Randomized Study/Trial	Participants in a study are assigned by chance to either one or more of the active treatment group(s) or the placebo group.
reaZinTM (zinc cysteine)	Adeona’s oral prescription medical food product candidate for the dietary management of Alzheimer's disease and mild cognitive impairment. reaZin was formerly known as Zinthionein.
Single-blinded Study/Trial	One party, either the participant or the researcher, does not know if the participant is taking the active treatment or the placebo.
Study/Trial Coordinator	Staff member who is often the primary contact for research participants and coordinates their care and evaluations throughout the study.
Trimesta (oral estriol)	Adeona’s investigational oral drug for the treatment of relapsing- remitting multiple sclerosis.
ZincMonoCysteine (zinc-monocysteine)	Adeona’s investigational drug formulated for the potential treatment of dry age-related macular degeneration.