Form 10-Q
period 2011-03-31
ADEONA PHARMACEUTICALS, INC.
filed 2011-05-16
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 11, 2011, the registrant had 28,079,126 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$6,080,397	$2,648,853
Accounts receivable – net	428,762	338,510
Other	74,980	343,417
Total Current Assets	6,584,139	3,330,780

Property and equipment, net	420,584	511,142

Goodwill	178,229	178,229

Deposits and other assets	22,664	90,848
Total Assets	$7,205,616	$4,110,999
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$355,051	$265,722
Accrued liabilities	17,884	210,027
Warrant liability	809,857	-
Current portion of capital lease	-	24,400
Total Current Liabilities	1,182,792	500,149

Long Term Liabilities:
Accounts payable	17,335	32,335
Total Liabilities	1,200,127	532,484

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
26,298,247 issued and 26,379,729 outstanding
and 23,420,189 issued and 23,338,707 outstanding	26,298	23,339
Additional paid-in capital	51,889,892	47,279,416
Accumulated deficit	(45,910,701)	(43,724,240)
Total Stockholders' Equity	6,005,489	3,578,515
Total Liabilities and Stockholders' Equity	$7,205,616	$4,110,999

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2011	2010
Laboratory revenues, net	$323,138	$60,039

Operating Costs and Expenses:
General and administrative	1,273,536	742,021
Research and development	232,318	307,150
Costs of laboratory services	243,858	105,419
Total Operating Costs and Expenses	1,749,712	1,154,590

Loss from Operations	(1,426,574)	(1,094,551)

Other Income (Expense):
Warrant expense	(716,000)	-
Change in fair value of warrant liability	(93,857)	-
Gain (loss) on the sale of equipment	(5,692)	6,262
Other income	55,662	767
Total Other Income (Expense), net	(759,887)	7,029
Net Loss	$(2,186,461)	$(1,087,522)

Net Loss Per Share – Basic and Dilutive	$(0.09)	$(0.05)

Weighted average number of common shares outstanding during the period – Basic and Dilutive	25,220,694	21,560,692

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
		2011	2010
Cash Flows From Operating Activities:
Net loss		$(2,186,461)	$(1,087,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of stock-based compensation		369,801	185,627
Stock option modification expense		397,767	-
Stock issued for consulting fees		58,270	33,269
Stock issued as compensation		75,840	33,613
Warrant expense		716,000	-
Change in fair value of warrant liability		93,857	-
Depreciation		83,666	92,646
Provision for uncollectible accounts receivable		20,652	-
(Gain) loss on sale of equipment		5,692	(6,262)
Gain on settlement of accounts payable		(62,996)	-
Changes in operating assets and liabilities:
Accounts receivable		(110,904)	(58,762)
Other current assets		268,437	4,290
Deposits and other assets		68,184	-
Accounts payable		137,325	(25,795)
Accrued liabilities		(192,143)	(897)
Net Cash Used In Operating Activities		(257,013)	(829,793)

Cash Flows From Investing Activities:
Purchase of property and equipment		-	(2,070)
Proceeds from the sale of equipment		1,200	36,337
Net Cash Provided By Investing Activities		1,200	34,267

Cash Flows From Financing Activities:
Repayments under capital lease		(24,400)	(3,587)
Proceeds from issuance of common stock for stock option exercises		7,650	63,128
Proceeds from the issuance of common stock, net of offering costs of $295,893		3,704,107	-
Net Cash Provided By Financing Activities		3,687,357	59,541

Net increase (decrease) in cash		3,431,544	(735,985)

Cash at beginning of period		2,648,853	2,715,044

Cash at end of period		$6,080,397	$1,979,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$		$624

Cash paid for taxes		$-	$-

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”) is a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases. The Company’s primary strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. Currently, Adeona is developing, or has partnered the development of, the following product candidates: a prescription medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, and drugs to treat multiple sclerosis, fibromyalgia and age-related macular degeneration.

Medical Indication	Product Candidate	Status
Zinc deficiency associated with Alzheimer’s disease	reaZinTM (zinc cysteine)	42-patient clinical study completed

Relapsing–remitting multiple sclerosis in women	TrimestaTM (estriol)	150-patient phase II clinical trial underway

Fibromyalgia	EffirmaTM (flupirtine)	Partnered with Meda AB

Age-related macular degeneration	ZincMonoCysteine (zinc-monocysteine)	80-patient clinical trial completed

Adeona’s secondary strategy is to advance its core competency in clinically measuring metabolic serum zinc and copper levels at Adeona Clinical Laboratory, its wholly owned CLIA-certified clinical testing facility that provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area.  Adeona Clinical Laboratory developed and offers a series of diagnostic tests for accurately measuring metabolic serum zinc and copper levels in patients for the dietary management of zinc deficiency associated with Alzheimer's disease. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider of clinical testing services.

2.   Basis of Presentation

The Company has eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Adeona Clinical Laboratory (formerly Hart Lab, LLC), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”). As of March 31, 2011, EPI, Adeona Clinical Laboratory, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority-owned.

3.   Summary of Significant Accounting Policies

Principles of Consolidation

All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount allocated to goodwill, the estimated useful lives  for intangible assets and for property and equipment, the fair value of warrants and stock options granted for services or compensation, respectively, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company estimates and reviews the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts associated with Adeona Clinical Laboratory. In addition, the Company regularly assesses the state of its billing operations in order to identify issues that may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received.  During the three months ended March 31, 2011 and 2010, the Company’s stream of revenue was laboratory revenue.

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

The Company generated reimbursements from 3 significant insurance providers in March 31, 2011 and 2010.

Customer	2011	2010
A	69%	64%
B	5%	15%
C	18%	9%

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of March 31, 2011, and December 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed the federally insured limit of $250,000 per depositor, per bank. At March 31, 2011 and December 31, 2010, the balance exceeded the federally insured limit by $5.4 million and $2.1 million, respectively.

Warrant / Derivative Liabilities

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

Net Income (Loss) per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of common share equivalents. Since the Company reported a net loss for the three months ended March 31, 2011 and 2010, all common equivalent shares would be anti-dilutive; as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the three months ended March 31, 2011 were 2,273,072 and 2,554,650, respectively, and for the three months ended March 31, 2010 were 1,830,031 and 1,070,472, respectively.

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

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified costs of laboratory services of $105,419 at March 31, 2010, from research and development expenses, as well as, overhead costs of $6,644 from research and development expenses and interest income of $71 to general and administrative expenses. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

4.   Property and Equipment

Property and Equipment consisted of the following at March 31, 2011, and December 31, 2010.

	March 31, 2011	December 31, 2010
Leasehold improvements	$2,070	$864,429
Manufacturing equipment	400,045	410,997
Computer and office equipment	160,478	160,478
Laboratory equipment	213,908	213,908
Total	776,501	1,649,812
Less accumulated depreciation	(355,917)	(1,138,670)
Property and equipment, net	$420,584	$511,142

During the three months ended March 31, 2011, the Company sold equipment, with a net book value of $6,892, for $1,200, resulting in a loss of $5,692.

Depreciation expense for the three months ended March 31, 2011 and 2010 was $83,666 and $92,646, respectively.

5.   Stock-Based Compensation

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2011, there were 1,320,354 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2011, there are 1,266,572 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven years after the grant date. As of March 31, 2011, there are 225,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
Exercise price	$1.21 - $2.22	$0.82 - $0.87
Expected dividends	0%	0%
Expected volatility	185% - 188%	203% - 204%
Risk free interest rates	2.81% - 3.58%	3.59% - 3.63%
Expected life options	5 years - 7 years	10 years
Expected forfeitures	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting,
•	one-half vesting immediately and the remainder over three years
•	quarterly over three years,
•	annually over three years,
•	one-third immediate vesting and remaining annually over two years,
•	one-half immediate vesting with remaining vesting over nine months; and
•	one quarter immediate vesting with the remaining over three years.

During the three months ended March 31, 2011, the Company granted 324,502 options to employees and consultants having a fair value of $432,870 based upon the Black-Scholes option pricing model.  During the same period of 2010, the Company granted 425,000 options to employees having a fair value of $349,750 based upon the Black-Scholes option pricing model.

On January 18, 2011, the Company amended the terms of 228,773 stock options held by a member of the Board of Directors.  In connection with the modification, the Company extended the expiration date of the stock options by 5 years.  The extension is considered a modification, which in substance is the issuance of a new stock option award.  As a result, the Company computed the fair value of this award to be $397,767, using the Black-Scholes valuation model.   The fair value was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	187.1%
Expected term	5 years
Risk free interest rate	2.03%

A summary of stock option activities as of March 31, 2011, and for the year ended December 31, 2010, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2009	2,561,332	$1.26
Granted	743,332	0.80
Exercised	(255,954)	0.44
Forfeited or expired	(509,619)	0.69
Balance – December 31, 2010	2,539,091	1.32
Granted	324,502	1.61
Forfeited or expired	(41,667)	0.56
Exercised	(10,000)	0.56
Balance – March 31, 2011 - outstanding	2,811,926	$1.37	6.65 years	$1,765,341

Balance – March 31, 2011 – exercisable	2,273,072	$1.50	6.16 years	$1,291,664

The options outstanding and exercisable as of March 31, 2011, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,721,927	6.75 years	$1.22	2,183,073	$1.32	6.27 years
$4.58 - 9.05	89,999	3.51 years	5.93	89,999	5.93	3.51 years
	2,811,926	6.65 years	$1.37	2,273,072	$1.50	6.16 years

The options outstanding and exercisable as of March 31, 2010, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,396,177	7.10 years	$1.14	1,751,177	$1.29	6.19 years
$4.58 - 9.05	89,999	4.51 years	5.93	78,854	5.93	4.66 years
	2,486,176	7.01 years	$1.32	1,830,031	$1.49	6.12 years

Options of Subsidiary

During 2004 and 2007, CD4 granted 30,000 options. On August 5, 2009, 10,000 of these options expired. As of March 31, 2011, a total of 20,000 options were outstanding and exercisable with an exercise price of $0.20 and a remaining contractual life of 1.12 years.

As of March 31, 2011, Epitope has 50,000 options outstanding and 20,000 options exercisable with an exercise price of $0.001 and a remaining contractual life of 7.25 years.  These options were granted during 2008, vest annually over 5 years, and have a fair value of $50, which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

6.   Stock Purchase Warrants

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns.  The warrants have an exercise price $1.32 and a life of 5 years. The warrants vested on January 1, 2011 and expire December 31, 2015.   Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost.  The result of the transaction has a $0 net effect to equity.

On January 28, 2011, the Company entered into a Common Stock Purchase Agreement with three institutional investors.  As part of this agreement, the Company issued warrants to purchase 1,428,572 shares of common stock.   Each warrant is exercisable for thirteen months at $2.00 per share. The warrants have an anti-dilution  price protection feature; if the Company issues securities at a price per share that  is less than  $2.00  per share,  the  warrant  holders  will be ratcheted  down  to  the lower  offering  price. However, the Company has instituted a floor price of $1.40 per share in connection with the price protection.

The warrants are recorded as liabilities at their estimated fair value on the commitment date, which was $716,000 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent period.  At March 31, 2011, the fair value of the warrant liability was $809,857, which represented an increase of $93,857.  The liability is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following table:

	Commitment Date	Remeasurement Date March 31, 2011
Closing stock price	$1.39	$1.74
Expected dividend rate	0%	0%
Expected stock price volatility	117.1%	103.7%
Risk free interest rate	0.28%	0.30%
Expected life (years)	1.08	0.85

The following table summarizes the estimated fair value of the warrant liabilities:

Balance at December 31, 2010	$-
Warrants liability	716,000
Change in fair value of warrant liability	93,857

Balance at March 31, 2010	$809,857

A summary of warrant activities as of March 31, 2011, and for the year ended December 31, 2010, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2009	1,070,472	$3.27
Granted	60,606	1.32
Exercised	-	-
Forfeited or expired	-	-
Balance – December 31, 2010	1,131,078	3.49
Granted	1,428,572	2.00
Forfeited or expired	-	-
Exercised	(5,000)	0.41
Balance – March 31, 2011 - outstanding	2,554,650	$2.66

Balance – March 31, 2011 – exercisable	2,554,650	$2.66

The warrants outstanding as of March 31, 2011, are as follows:

Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life
$1.32	60,606	4.76 years
$2.00	1,428,572	0.85 years
$2.22	626,809	5.26 years
$3.30	61,207	4.17 years
$3.75	50,000	4.88 years
$6.36	327,456	1.61 years
	2,554,650	2.28 years

7.   Stockholders’ Equity

During the three months ended March 31, 2011, the Company issued 15,000 shares of common stock, in connection with the exercise of stock options, for proceeds of $7,650. The Company also issued 45,600 shares of common stock for employment service, having a fair value of $75,840 ($1.66 average per share) and 41,796 shares of common stock for consulting services, having a fair value of $58,270 ($1.39 average per share), based on the quoted closing trading prices.

On January 28, 2011, the Company sold 2,857,144 shares of common stock and 1,428,572 warrants for $4,000,000. Direct offering costs were approximately $300,000.

8.   Subsequent Event

On April 6, 2011, the Company sold 1,688,782 shares of common stock and 844,391 warrants for $3,500,000. Direct offering costs were approximately $300,000.  Each warrant is exercisable for thirteen months at $2.0725 per share. The warrants have an anti-dilution  price protection feature; if the Company issues securities at a price per share that  is less than  $2.0725  per share,  the  warrant  holders  will be ratcheted  down  to  the lower  offering  price. However, the Company has instituted a floor price of $2.01 per share in connection with the price protection.

The Company measured the fair value of the warrants at $726,430 using a Black-Scholes valuation model; these warrants were not indexed to the Company's own stock. The fair value at issuance was based upon the following management assumptions:

Expected dividends	0%
Expected volatility	104.2%
Expected term: warrants	1.08 years
Risk free interest rate	0.29%

The Company recorded the warrant liability and related warrant expense equal to the fair value of the warrants at the commitment date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

We are a pharmaceutical company developing innovative medicines for the treatment of serious central nervous system diseases. Our primary strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration.  Currently, we are developing, or have partnered the development of, the following product candidates: a prescription medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, and drugs for multiple sclerosis, fibromyalgia and age-related macular degeneration.

•
Alzheimer’s disease: reaZinTM (zinc cysteine) is being developed as a prescription medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease. On April 14, 2011, top-line results from a randomized, double-blind, placebo-controlled clinical study at 2 centers in the United States were presented at the 63rd Annual Meeting of the American Academy of Neurology. In the patients administered reaZin, the primary outcomes of increasing serum zinc and decreasing serum free copper was effectively demonstrated. In addition, the cognitive function of the placebo group, on average, declined over 6 months in comparison to patients managed with reaZin. The cognitive function trends favoring the patients managed with reaZin were observed in all three standardized cognitive tests utilized in our study and suggest that reaZin may provide an important benefit to the dietary management of zinc deficiency associated with Alzheimer’s disease.

•
Multiple sclerosis: TrimestaTM (estriol) is a drug candidate being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. As of May 1, 2011, 133 out of 150 patients have been enrolled.

•
Fibromyalgia: EffirmaTM (flupirtine) is a drug candidate being developed for the treatment of fibromyalgia. On May 6, 2010, we and Pipex Therapeutics, Inc. (Pipex), our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of flupirtine for fibromyalgia.

•
Age-related macular degeneration: ZincMonoCysteine (zinc-monocysteine) is a drug candidate being developed for the treatment of age-related macular degeneration. An 80-patient, randomized, double-blind, placebo-controlled clinical trial has been completed.

Our secondary strategy is to advance our core competency in clinically measuring metabolic serum zinc and copper levels at Adeona Clinical Laboratory, our wholly owned CLIA-certified clinical testing facility that provides a broad array of chemistry and microbiology diagnostic tests in the Greater Chicago area. At Adeona Clinical Laboratory, we developed and offer a series of diagnostic tests for accurately measuring metabolic serum zinc and copper status in patients for the dietary management of zinc deficiency associated with Alzheimer's disease. Adeona Clinical Laboratory is a licensed Medicare and Medicaid provider of clinical testing services.

Our source of liquidity as of March 31, 2011, is cash of $6,080,397. Our projected uses of cash include funding further clinical development of our drug candidates and commercialization of our prescription medical food candidate, working capital and other general corporate activities.  We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

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

On April 6, 2011, we entered into a Securities Purchase Agreement with an institutional investor, relating to the offering and sale of 1,688,782 shares of common stock, par value $0.001 per share and warrants to purchase 844,391 shares of common stock. We raised gross proceeds of $3,500,000, before estimated offering expenses of approximately $250,000, which includes placement agent fees. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

We believe that with the additional proceeds of the January and April 2011 equity financings, our cash will be sufficient to fund our planned operations for at least the next 12 months.  We will need additional capital to continue the development of our product candidates and clinical programs beyond 12 months. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing, we may be required to reduce the scope and timing of the planned clinical and preclinical programs, which could harm our financial condition and operating results.

Clinical Development Programs

Zinc Deficiency Associated with Alzheimer’s Disease
reaZin (zinc cysteine)

Disease

Alzheimer's is a progressive neurodegenerative disease in which affected nerve cells in the brain die, making it increasingly difficult for the brain's memory and learning areas to function properly. A person with Alzheimer's disease has problems with memory, judgment and thinking, making it hard for the person to work or take part in normal day-to-day activities. The death of the nerve cells occurs gradually over a period of years. According to the Alzheimer’s Association, it is estimated that today over 5 million Americans have Alzheimer’s disease and that America spends $183 billion caring for people with Alzheimer’s and other dementias.  Revised guidelines have recently been published for diagnosing Alzheimer’s disease that could double the population size.  We believe that dysfunction of proper zinc and copper handling in the brain is implicated in Alzheimer’s disease.

Clinical Development

Our reaZin (zinc cysteine) product candidate is being developed as a prescription medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease. reaZin is a proprietary, once-daily, gastroretentive, sustained-release, oral tablet formulation of zinc and cysteine. All constituents included in reaZin are believed to have Generally Regarded as Safe (GRAS) status according to Food and Drug Administration (FDA) standards. reaZin was invented and developed by us to achieve the convenience of once-daily dosing, high bioavailability (the quantity or fraction of the ingested dose that is absorbed) and to minimize gastrointestinal side effects of oral zinc therapy.

Our clinical study evaluating reaZin was divided into two parts. Part 1 was a 13-patient, three-arm, single-dose, comparator study in Alzheimer's disease patients that compared the tolerability and bioavailability of oral reaZin to Galzin® (the only FDA-approved zinc preparation) and placebo. Results from Part 1 of the study demonstrated a superior serum zinc bioavailability and a substantially lower incidence of adverse effects in Alzheimer's disease patients in favor of reaZin compared to Galzin®.

On April 14, 2011, top-line results from Part 2 of the clinical study (a controlled, randomized, double-blind, placebo-controlled clinical study at 2 centers in the United States) were presented at the 63rd Annual Meeting of the American Academy of Neurology. Findings from 42 of 57 subjects were evaluable at the end of the study (21 subjects in the reaZin group and 21 subjects in the placebo group). The primary outcomes of the study were effectively demonstrated as the patients administered reaZin showed significant reductions in serum free copper levels and elevations in serum zinc levels over the placebo group, resulting in a highly statistically significant change in the free copper to zinc ratio of p < 0.0006. In addition, the cognitive function of the placebo group, on average, declined over 6 months in comparison to patients managed with reaZin. The cognitive function trends favoring the patients managed with reaZin were observed in all three standardized cognitive tests utilized in our study and suggest that reaZin may provide an important benefit to the dietary management of zinc deficiency associated with Alzheimer’s disease.

Based on the top-line results from this clinical study, we intend to further the commercial development of reaZin as a prescription medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease. On April 20, 2011, we announced that we had executed an agreement with TG United, Inc. of Brooksville, Florida, to provide commercial-scale manufacturing for reaZin. In parallel, we also intend to review the results with our scientific advisors to determine what further clinical studies might be warranted to support additional labeling claims.

In November 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our Alzheimer’s disease program.

Relapsing-Remitting Multiple Sclerosis in Women
Trimesta (estriol)

Disease

Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to a loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the National Multiple Sclerosis Society, currently, more than 2.5 million people worldwide (approximately 400,000 patients in the United States) have been diagnosed with multiple sclerosis. Mainly young adults, ages 20 to 50, and two to three times as many women than men are diagnosed with multiple sclerosis. According to the National Multiple Sclerosis Society, approximately 85% of multiple sclerosis patients are initially diagnosed with the relapsing-remitting form, compared to 10-15% with other progressive forms. Despite the availability of multiple FDA-approved therapies for the treatment of relapsing-remitting multiple sclerosis, the disease is highly underserved and exacts a heavy economic toll. Multiple sclerosis costs the United States more than $10.6 billion annually in medical care and lost productivity according to the Society for Neuroscience.

 Background

It has been scientifically demonstrated that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS study (Pregnancy In Multiple Sclerosis), a landmark clinical study published in the New England Journal of Medicine followed 254 women with multiple sclerosis during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, plays a role in so-called “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus.  The autoimmune benefits of pregnancy may be partially attributable to estriol, the effects of which may also be partially responsible for the favorable effects on multiple sclerosis during pregnancy. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels.

Rhonda Voskuhl, M.D., Director, University of California, Los Angeles (UCLA) multiple sclerosis program, UCLA Department of Neurology, has found that pregnancy levels of estriol, a hormone that is produced by the placenta during pregnancy, has potent immunomodulatory effects and that estriol may have therapeutic benefit to non-pregnant female multiple sclerosis patients by, in effect, mimicking the spontaneous reduction in relapse rates seen in multiple sclerosis patients during pregnancy.

Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the treatment of post-menopausal hot flashes. It has never been approved by the FDA for any indication in the United States.

Clinical Development

Our Trimesta (estriol) product candidate is for the treatment of relapsing-remitting multiple sclerosis in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial was completed in the United States to study the therapeutic effects of 8 mg of oral Trimesta taken daily in non-pregnant female relapsing-remitting multiple sclerosis patients. The total volume and number of gadolinium-enhancing lesions was measured by brain magnetic resonance imaging (an established neuroimaging measurement of disease activity in multiple sclerosis) and showed a statistically significant decrease, both in lesion volumes and the number of lesions, during Trimesta treatment compared to baseline and while on drug holiday. During this clinical trial, a statistically significant14% improvement from baseline in Paced Auditory Serial Addition Test (PASAT) cognitive testing scores (p = 0.04) was also observed in the multiple sclerosis patients after six months of therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as multiple sclerosis.

A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a 2 year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting multiple sclerosis. Investigators are administering either Trimesta or matching placebo, in addition to glatimer acetate (Copaxone®) injections, an FDA-approved therapy for multiple sclerosis, to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting multiple sclerosis. The primary endpoint is relapse rates at two years with an interim analysis one year following full enrollment using standard clinical measures of multiple sclerosis disability. As of May 1, 2011, 133 out of 150 patients have been enrolled in this clinical trial. Tentatively, we anticipate full enrollment by the second half of 2011; however, no assurances can be given that such study enrollment will be completed in such time period.

This ongoing clinical trial previously received a $5 million grant from the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, with support from the National Institutes of Health and $860,440 in grant funding through the American Recovery and Reinvestment Act. In November of 2010, the Trimesta multiple sclerosis trial was awarded $244,480 under the Qualifying Therapeutic Discovery Project Program. In March of 2011, additional grant funding of $409,426 was received from the NMSS, and in May of 2011, grant funding of $1,594,553was received from the National Institutes of Health/National Institute of Neurological Disorders and Stroke. These recent grants resulted after review of the clinical program.  With over $8 million in grant funding to date, these awards should support the ongoing Trimesta clinical trial to its completion.

In addition, we are exploring new opportunities with Dr. Voskuhl that could further expand our multiple sclerosis clinical program beyond the current ongoing trial.

Fibromyalgia
Effirma (flurpirtine)

Disease

Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, accompanied by severe fatigue, insomnia and mood symptoms. Fibromyalgia affects an estimated 2-4% of the population worldwide, including an estimated 4 million patients in the United States. There are presently three products approved for this indication in the United States – Lyrica®, Cymbalta® and Savella®. Flupirtine is differentiated from these products in that it employs a unique mode of action. Meda AB of Sweden estimates the United States market for fibromyalgia to be near $1 billion at the time of potential market launch of flupirtine.

Clinical Development

Our Effirma (flupirtine) product candidate is for the treatment of fibromyalgia. Effirma is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica (subsequently acquired by Meda AB) and has been approved and is marketed by Meda AB in Europe since 1984, as well as other countries, for the treatment of pain, although it has never been approved by the FDA for any indication.

Corporate Partnership

On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, pursuant to which Meda AB will assume all future development costs and may commercialize flupirtine for fibromyalgia in the U.S. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon filing of a New Drug Application (NDA) with the FDA for flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA.   Pursuant to the sublicense agreement, we will also receive a 7% royalty on sales of flupirtine for fibromyalgia in the United States, Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard teaching hospital.

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

Clinical Development

Our ZincMonoCysteine (zinc-monocysteine) product candidate is for the treatment of age-related macular degeneration. ZincMonoCysteine is an oral complex of zinc and the amino acid cysteine that we believe may have improved therapeutic properties compared to currently marketed zinc-based nutritional products. ZincMonoCysteine was invented and developed by the late David A. Newsome, M.D., former Chief of the Retinal Disease Section of the National Eye Institute and our former Senior Vice President of Research and Development. Dr. Newsome was the first to pioneer and demonstrate the benefits of oral zinc therapy in age-related macular degeneration. Oral zinc-containing nutritional products now represent the standard of care for the chronic treatment of age-related macular degeneration and have annual world-wide sales of approximately $300 million according to IMS Health.

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

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received.  During the three months ended March 31, 2011 and 2010, our stream of revenue was laboratory revenue.

License Revenues

Our licensing agreements may contain multiple elements, such as non-refundable up-front fees, payments related to the achievement of particular milestones and royalties. Fees associated with substantive at risk performance-based milestones are recognized as revenue upon completion of the scientific or regulatory event specified in the agreement. When we have substantive continuing performance obligations under an arrangement, revenue is recognized over the performance period of the obligations using a time-based proportional performance approach. Under the time-based method, revenue is recognized over the arrangement’s estimated performance period based on the elapsed time compared to the total estimated performance period. Revenue recognized at any point in time is limited to the amount of non-contingent payments received or due. When we have no substantive continuing performance obligations under an arrangement, it recognizes revenue as the related fees become due.

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured. To date, we have not received any royalty revenues.

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

Warrant / Derivative Liabilities

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

Research and Development Expenses

We expense research and development costs as incurred. Research and development expenses consist primarily of license fees, manufacturing costs, salaries, stock-based compensation and related personnel costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues, net. Total net revenues, consisting solely of laboratory revenues, were $323,138 compared to $60,039 for the three months ended March 31, 2011 and 2010, respectively. The increase in total net revenues for the three months ended March 31, 2011, reflects an approximate 538% increase in laboratory revenues from the three months ended March 31, 2010. This significant change resulted from an increase in the client base and the expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory.

General and Administrative Expenses. General and administrative expenses increased to $1,273,536 for the three months ended March 31, 2011, from $742,021 for the three months ended March 31, 2010. This increase of approximately 72% is primarily the result of the increase in stock-based compensation expense for the three months ended March 31, 2011. The non-cash charge relating to stock-based compensation expense was $758,710 for the three months ended March 31, 2011, compared to $151,148 for the three months ended March 31, 2010. The stock-based compensation expense for the three months ended March 31, 2011 includes a one-time charge of $397,767 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses. Research and development expenses decreased to $232,318 for the three months ended March 31, 2011, from $307,150 for the three months ended March 31, 2010. This decrease of approximately 24% is primarily the result of decreased costs associated with our product candidates. Research and development expenses also include a non-cash charge relating to stock-based compensation expense of $8,858 for the three months ended March 31, 2011, compared to $34,479 for the three months ended March 31, 2010.

Costs of Laboratory Services. Costs of laboratory services increased to $243,858 for the three months ended March 31, 2011, from $105,419 for the three months ended March 31, 2010.  This increase is primarily the result of increased costs associated with the increased client base and expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory, including salary and supply costs.

Other Income (Expense).  Other expense was $759,887 for the three months ended March 31, 2011, compared to $7,029 of other income for the three months ended March 31, 2010.  Other expense for the three months ended March 31, 2011, includes $809,857 relating to the estimated fair value of the warrants associated with the January 2011 financing, adjusted for the change in their fair value at March 31, 2011. Other income for the three months ended March 31, 2011 included $62,996 relating to the settlement of accounts payable previously accrued in prior periods.

Net Loss. Our net loss was $2,186,461, or $0.09 per common share for the three months ended March 31, 2011, compared to a net loss of $1,087,522, or $0.05 per common share for the three months ended March 31, 2010.  The increase in net loss was primarily attributable to the warrant liability and the one-time charge relating to the modification of certain stock options, and would have been negligible if these charges had not occurred.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fees and to a lesser extent from the proceeds from the sale of our common stock under our registration statement on Form S-3, laboratory testing revenues and miscellaneous equipment sales.

Our cash totaled $6,080,397 as of March 31, 2011, an increase of $3,431,544 from December 31, 2010.   During the three months ended March 31, 2011, the primary sources of cash were net proceeds from the issuance of common stock to institutional investors of $3,704,107 and stock option exercises of $7,650.  The primary use of cash during the three months ended March 31, 2011 was for working capital requirements. Our cash at April 30, 2011 was approximately $8.9 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $45.9 million as of March 31, 2011. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

We currently have very minimal revenues and expect we will need to raise additional capital to operate our business.

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development of and commercialization of Effirma (flupirtine) for fibromyalgia and laboratory revenues from Adeona Clinical Laboratory, we have generated very minimal revenues. As of March 31, 2011, our accumulated deficit totaled approximately $45.9 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our drugs or prescription medical food and therefore will not have product revenues. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants.  If the upfront licensing fee we received is not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

Our research and development efforts may not succeed in developing commercially successful products and technologies, which may limit our ability to achieve profitability.

We must continue to explore opportunities that may lead to new products and technologies. To accomplish this, we must commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. Any such expenditures that we make will be made without any assurance that our efforts will be successful. Failure can occur at any point in the process, including after significant funds have been invested.

Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

Many of our technologies, particularly our copper and zinc therapeutic and diagnostic products, are at an early stage of commercialization. We continue to develop and commercialize new diagnostic products and create new applications for our products through our Adeona Clinical Laboratory subsidiary. We have limited or no experience in these applications as well as operating in these markets. You should evaluate us in the context of the uncertainties and complexities affecting an early stage company developing products and applications for the life science industries and experiencing the challenges associated with entering into new markets that are highly competitive. We need to make significant investments to ensure our diagnostic and therapeutic products and applications perform properly and are cost-effective and can be reimbursed by Medicare and/or other healthcare insurers. There is no assurance that any of these events will occur. Even if we develop products for commercial use, we may not be able to develop products that are accepted in the Alzheimer’s disease or other markets that include patients with neurodegenerative diseases.

We have no experience in marketing a prescription medical food such as reaZin, nor can we provide any assurance that the results of our reaZin clinical study will be perceived as demonstrating sufficient clinical benefit to permit us to be accepted by the market, obtain reimbursement from health insurance payers or profitably market such prescription medical food with or without health insurance reimbursement.  Even if we are able to successfully manufacture reaZin and establish distribution channels, there can be no assurance that reaZin will receive market acceptance.

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

However, sales of our zinc and copper status test panel have generated only very limited revenue and there is no guarantee that we will be able to successfully market this test panel or other diagnostic tests. If we are not able to successfully market or sell our diagnostic tests we may develop for any reason, we will not generate any revenue from the sale of such tests. Even if we are able to develop diagnostic or other tests for sale in the marketplace, a number of factors could impact our ability to generate any significant revenue from the sale of such tests, including the following:

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

We are dependent on a limited number of customers, the loss of any of which would have a material adverse effect upon our revenue.

During the three months ended March 31, 2011 we generated revenues from three significant insurance providers, which accounted for 69%, 18% and 5% of our revenue for such three month period.  During the three months ended March 31, 2010, we generated revenues from two of the same significant insurance providers, which accounted for 64% and 15% of our revenues for such three month period.  The loss of revenue from these insurance providers could have an immediate significant adverse effect upon our revenue and results of operations.

We have experienced several management changes.

We have had significant changes in management in the past three years. Effective July 1, 2008, Nicholas Stergis was appointed our Chief Executive Officer; however, effective March 29, 2009, Mr. Stergis resigned his position, but remained as a director until August 20, 2009. The Board then appointed Steve H. Kanzer as our interim Chief Executive Officer and President. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Mr. Kanzer remained as Chairman of our Board. Effective February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed as Chairman of our Board, Chief Executive Officer and President and Mr. Lyon resigned from his position as Chief Executive Officer, President and director.  Changes in our key positions, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

The on-going and future development and commercialization of Effirma (flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain FDA approval of flupirtine for fibromyalgia.

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

Some of the products we have developed and additional products that we hope to develop involve new and unproven approaches or involve applications in markets that we are only beginning to explore. They are based on the assumption that information about the roles of copper and zinc in the progression and development of neurodegenerative diseases such as Alzheimer’s disease and dementia may help scientists and clinicians better understand and treat conditions or complex disease processes. We cannot be certain that this type of information will play a key role in the development of  therapeutics, diagnostics or other products in the future, or that any of our findings would be accepted by clinicians, researchers or by any other potential market or industry partner or customer. If we are unable to generate additional valuable information and data about the usefulness of copper and zinc status testing, the demand for our products, applications, and services will be reduced and our business will be harmed.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central nervous system diseases include: Pfizer, GlaxoSmithKline Pharmaceuticals, Merck & Co., Eli Lilly & Co., Biogen Idec, Forest Laboratories, Novartis, Teva Pharmaceuticals, Prana Biotechnology, Merz & Co., Alcon and Bausch and Lomb. Many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, ZincMonoCysteine, reaZin gastroretentive sustained release oral high dose zinc preparations and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers. No assurance can be given that our once daily reaZin for the dietary management of zinc deficiency associated with Alzheimer’s disease will be viewed as more effective than current zinc therapies or any newly developed therapies or demonstrate sufficient clinical benefit to gain market acceptance.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for flupirtine and estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma (flurpirtine) and Trimesta (estriol) have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the United States or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine or estriol in various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the United States. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine and estriol for different applications than what we are developing. Many of these companies may have more resources than us. Should a competitor obtain FDA approval for their product for any indication prior to us, we might be precluded under the Waxman-Hatch Act to obtain approval for our product candidates for a period of five years. We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

Our reaZin product candidate does not contain the patented ingredient zinc-monocysteine and is instead the subject of pending United States and international patent applications in initially filed in January 2006 (see. U.S. Ser. No 11/621,962), which may not provide substantial protection from competitive products until, if and when, such pending patents issue, if at all. As a prescription medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products Similarly, the CopperProof Test Panel offered by our Adeona Clinical Labs subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

We rely primarily on method patents and patent applications and various regulatory exclusivities to protect the development of our technologies, and our ability to compete may decrease or be eliminated if we are not able to protect our proprietary technology.

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. Other than our ZincMonoCysteine program, we do not have composition of matter patents for Trimesta or Effirma, or their respective active ingredients estriol and flupirtine. We rely on issued patent and pending patent applications for use of Trimesta to treat multiple sclerosis (issued United States Patent No. 6,936,599) and various other therapeutic indications, which have been exclusively licensed to us. We have exclusively licensed an issued patent for the treatment of fibromyalgia with flupirtine, which we have sublicensed to Meda AB.

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

As of March 31, 2011, we had 15 employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

For manufacturing and nonclinical information for Trimesta (estriol), we have relied upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in Trimesta, which is currently in clinical trial for multiple sclerosis. Should Organon terminate our agreement or be unable or unwilling to continue to supply Trimesta to us, this might delay enrollment and commercialization plans for our Trimesta clinical trial program. Organon has manufactured estriol the active ingredient of Trimesta for the European and Asian market for approximately 40 years but has never been approved in the United States. Organon has recently informed us of their decision to discontinue supply of estriol tablets beyond that required to satisfy the planned future needs of the ongoing clinical trial in relapsing-remitting multiple sclerosis. Accordingly, prior to initiation of additional clinical studies and/or commercial launch of estriol, we may need to identify and execute supply agreement(s) on terms suitable to us with an alternate supplier of estriol tablets.

Our plans to launch reaZin as a prescription medical food for the dietary management of zinc deficiency in Alzheimer’s disease will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies to be performed for reaZin. In April of 2011, we engaged TG United, Inc. of Brooksville, Florida, a third party contract manufacturer, to provide commercial-scale manufacturing for reaZin.  There can be no assurance that TG United, Inc. will be able to manufacture reaZin in such quantities on a timely basis as we require.

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

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also inspect these facilities to confirm compliance with cGMP or similar requirements that the FDA or foreign regulators establish. We, or our materials suppliers, may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or the supplier may not be able to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, necessary to continue manufacturing our products. Any failure to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products.

Although medical foods do not require pre-market approval by the FDA, manufacturers of medical foods must meet applicable regulatory criteria, be registered with the FDA and are subject to inspection by the FDA.  If the outcome of any inspection is negative or the manufacturer or we fail to comply with any regulatory requirements, we could be subject to penalties, restrictions and/or prohibitions affecting on our ability to further manufacture and distribute our products.

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

Even if  our products demonstrate sufficient clinical benefit and the FDA approves our drug product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors, including the following:

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

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, Trimesta (estriol) has received a $5 million grant from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health which funds a majority of our ongoing 150 patient clinical trial in relapsing-remitting multiple sclerosis for women. Although we believe that the grant funding received to date is sufficient to complete the current clinical trial based upon current cost estimates, if we experience any additional unanticipated costs or require further clinical trials, and our scientific collaborator is unable to maintain or receive additional grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (estriol) program. The on-going and future development and commercialization of Effirma (flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain FDA approval of flupirtine for fibromyalgia.

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

Currently, our directors, executive officer, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. Our executive officer, directors and principal stockholders beneficially owned approximately 12.1 million shares of our common stock, including the stock options and warrants exercisable within 60 days of March 31, 2011. Because our common stock has from time to time been “thinly traded”, the sale of these shares by our executive officer, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE Amex.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE Amex (formerly the American Stock Exchange) or NYSE Alternext US. The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  In order to remain listed on NYSE Amex, we are required to maintain a minimum stockholders’ equity of $6 million. As of December 31, 2010, our stockholders’ equity did not exceed $6 million; however as of March 31, 2011, our stockholders’ equity slightly exceeded $6 million and after the receipt of proceeds from our recent offering we expect our stockholders’ equity to further exceed $6 million.  However, due to the accounting treatment of warrant liability and the fact that such amount changes every quarter, it is difficult to predict with any certainty what our stockholders’ equity will be.

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

Should we seek to make disease claims beyond those permitted for medical foods, we may seek to file an IND with the FDA in order to conduct necessary clinical trials to support such claims and file one or more New Drug Applications with respect to such products which would be the subject of the time, expense and uncertainty associated with achieving approval of such NDA by the FDA.

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

We are subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. The regulatory framework under which we operate will inevitably change in light of scientific, economic, demographic and policy developments and such changes may have a material adverse effect on our business.

Clinical laboratories in the United States are subject to regulation under the Clinical Laboratory Improvements Act of 1988 (“CLIA”) as well as corresponding state regulations.  Failure to adhere to the quality control and other regulatory requirements of CLIA could result in the suspension of such certification necessary to perform clinical testing and generate revenues.

Changes in the health care regulatory environment may adversely affect our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. A number of the provisions of those laws require further rulemaking action by governmental agencies to implement. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.

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

There is no certainty that our medical food products will be reimbursed by private insurance, government programs such as Medicaid and Medicare and workers compensation insurers. If these entities do not reimburse for the costs of such products, this could have a material adverse effect on our business and results of operations.

Inasmuch as medical foods are distinguished by the FDA and other organizations from drugs and exempt from certain regulations that apply to drugs, it is possible that private insurance, government programs such as Medicaid and Medicare and workers compensation insurers will not reimburse costs incurred for medical foods in the same manner as drugs. There is no certainty that we will be able to maintain the necessary requirements for insurance reimbursement of our medical food products. If our physician clients do not continue to be reimbursed for dispensing our medical food products, they may choose not to purchase them and our business and results of operations may be adversely affected.

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
Date: May 16, 2011

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

Double-blinded Study/Trial	Both the participant and the researcher are unaware of who is receiving the active treatment or the placebo.
Effirma (flupirtine)	Adeona’s centrally-acting investigational oral drug for the treatment of fibromyalgia syndrome
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

Placebo	An inactive pill or liquid. Many studies compare an active drug to a placebo to determine whether any changes seen during the study can be attributed to the active drug.
Principal Investigator	This is the study director who is ultimately responsible for the conduct of the study.
Prospective Clinical Study/Trial	A clinical study/trial in which participants are identified and then followed throughout the study going forward in time.
Protocol	A clinical study/trial’s plan — includes the schedule of tests, requirements for participation, procedures, and medications.
Randomized Study/Trial	Participants in a study are assigned by chance to either one or more of the active treatment group(s) or the placebo group.
reaZin TM (zinc cysteine)	Adeona’s oral prescription medical food product candidate for the dietary management of zinc deficiency associated with Alzheimer's disease.
Single-blinded Study/Trial	One party, either the participant or the researcher, does not know if the participant is taking the active treatment or the placebo.
Study/Trial Coordinator	Staff member who is often the primary contact for research participants and coordinates their care and evaluations throughout the study.
Trimesta (estriol)	Adeona’s investigational oral drug for the treatment of relapsing- remitting multiple sclerosis.
ZincMonoCysteine (zinc-monocysteine)	Adeona’s investigational drug formulated for the potential treatment of dry age-related macular degeneration.