Form 10-Q
period 2011-06-30
ADEONA PHARMACEUTICALS, INC.
filed 2011-08-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the registrant had 28,127,644 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$8,385,933	$2,648,853
Accounts receivable – net	444,664	338,510
Other	75,547	343,417
Total Current Assets	8,906,144	3,330,780

Property and equipment, net	396,144	511,142

Goodwill	178,229	178,229

Deposits and other assets	40,300	90,848
Total Assets	$9,520,817	$4,110,999
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$286,836	$265,722
Accrued liabilities	22,718	210,027
Warrant liability	88,324	-
Current portion of capital lease	-	24,400
Total Current Liabilities	397,878	500,149

Long Term Liabilities:
Accounts payable	2,335	32,335
Total Liabilities	400,213	532,484

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
28,079,126 issued and 27,997,644 outstanding
and 23,420,189 issued and 23,338,707 outstanding	27,998	23,339
Additional paid-in capital	56,683,202	47,279,416
Accumulated deficit	(47,590,596)	(43,724,240)
Total Stockholders' Equity	9,120,604	3,578,515
Total Liabilities and Stockholders' Equity	$9,520,817	$4,110,999

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
License revenue, net	$-	$2,125,000	$-	$2,125,000
Laboratory revenues, net	355,562	69,888	678,700	129,927
Total Revenues	355,562	2,194,888	678,700	2,254,927

Operating Costs and Expenses:
General and administrative	694,281	662,627	1,967,817	1,398,456
Research and development	279,641	426,572	511,959	733,722
Costs of laboratory services	301,142	132,406	545,000	237,825
Total Operating Costs and Expenses	1,275,064	1,221,605	3,024,776	2,370,003

Loss from Operations	(919,502)	973,283	(2,346,076)	(115,076)

Other Income (Expense):
Warrant expense	(775,996)	-	(1,491,996)	-
Change in fair value of warrant liability	16,386	-	(77,471)	-
Other income (expense)	(783)	6,499	49,187	7,336
Total Other Income (Expense), net	(760,393)	6,499	(1,520,280)	7,336

Net Income (Loss)	$(1,679,895)	$979,782	$(3,866,356)	$(107,740)

Net Income (Loss) Per Share – Basic	$(0.06)	$0.05	$(0.15)	$(0.00)

Weighted average number of common shares outstanding during the period – Basic	27,885,479	21,706,472	26,560,448	21,633,985

Net Income (Loss) Per Share – Dilutive	$(0.06)	$0.05	$(0.15)	$(0.00)

Weighted average number of common shares outstanding during the period – Dilutive	27,885,479	21,883,414	26,560,448	23,782,010

See accompanying notes to unaudited consolidated financial statements

 Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(3,866,356)	$(107,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of stock-based compensation	427,166	236,574
Stock option modification expense	397,767	-
Stock issued for consulting fees	58,270	33,269
Stock issued as compensation	75,840	46,613
Warrant expense	1,491,996	-
Change in fair value of warrant liability	77,471	-
Depreciation	108,106	180,076
Provision for uncollectible accounts receivable	188,466	20,147
(Gain) loss on sale of equipment	5,692	(3,443)
Gain on settlement of accounts payable	(62,996)	-
Changes in operating assets and liabilities:
Accounts receivable	(294,620)	(153,574)
Other current assets	267,870	791
Deposits and other assets	50,548	-
Accounts payable	54,109	(27,884)
Accrued liabilities	(187,309)	191,309
Net Cash Provided By (Used In) Operating Activities	(1,207,980)	416,138

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(2,070)
Proceeds from the sale of equipment	1,200	60,890
Net Cash Provided By Investing Activities	1,200	58,820

Cash Flows From Financing Activities:
Repayments under capital lease	(24,400)	(8,503)
Proceeds from issuance of common stock for stock option exercises	7,650	89,157
Proceeds from the issuance of common stock, net of offering costs of $539,390	6,960,610	-
Net Cash Provided By Financing Activities	6,943,860	80,654

Net increase in cash	5,737,080	555,612

Cash at beginning of period	2,648,853	2,715,044

Cash at end of period	$8,385,933	$3,270,656

Supplemental disclosures of cash flow information :
Cash paid for interest	$-	$2,169

Cash paid for taxes	$-	$-

Supplemental disclosure for non-cash item:
Reclassification of derivative liability to additional paid in capital	$1,481,143	$-

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Organization

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”) is a pharmaceutical company  focused on developing innovative medicines for the treatment of serious central nervous system diseases. The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. Adeona is developing, or has partnered the development of, drug product candidates to treat multiple sclerosis, fibromyalgia, amyotrophic lateral sclerosis (ALS) and Alzheimer’s disease. The Company is currently preparing to make the following products commercially available: reaZinTM, a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, and wellZinTM, a homeopathic over-the-counter drug for reducing the symptoms associated with the common cold. Adeona also operates a wholly owned clinical reference laboratory, Adeona Clinical Laboratory that provides a broad array of chemistry and microbiology diagnostic tests.

2.   Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2010, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2011, are not necessarily indicative of results for the full year.

The Company has eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Adeona Clinical Laboratory (formerly Hart Lab, LLC), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”). As of June 30, 2011, EPI, Adeona Clinical Laboratory, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority-owned.

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

The Company maintains a sales allowance to compensate for the difference in its billing practices and insurance company reimbursements. In determining this allowance, the Company looks at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior 18 months, otherwise known as the yearly average adjustment amount. The actual sales allowance taken for each period is the averaged yearly average adjustment amount for these prior periods multiplied by the period’s actual gross revenues.

The Company generated reimbursements from 3 significant insurance providers for the six months ended June 30, 2011 and 2010.

Customer	2011	2010
A	68%	60%
B	4%	16%
C	20%	11%

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of June 30, 2011, and December 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed the federally insured limit of $250,000 per depositor, per bank. At June 30, 2011 and December 31, 2010, the balance exceeded the federally insured limit by $7.9 million and $2.1 million, respectively.

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

Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of share equivalents.  Common equivalent shares, consisting of options and warrants for the purchase of common stock, are not included in the per share calculation where the effect would be anti-dilutive. The Company’s share equivalents at June 30, 2011 consist of 2,781,093 stock options and 3,368,738 warrants, respectively, and for the period ended June 30, 2010 consist of 2,312,759 and 1,070,472, respectively. The computations of basic and diluted net income (loss) attributable to common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,679,895)	$979,782	$(3,866,356)	$(107,740)

Basic weighted-average shares	27,885,479	21,706,472	26,560,448	21,633,985

Effect of dilutive securities:
Stock options	-	175,527	-	-
Warrants	-	1,415	-	-
Dilutive weighted-average shares	27,885,479	21,883,414	26,560,448	23,782,010

Net income (loss) per share:
Basic	$(0.06)	$0.05	$(0.15)	$(0.00)

Dilutive	$(0.06)	$0.05	$(015)	$(0.00)

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

Recent Accounting Pronouncements

In June 2011, the FASB updated the accounting guidance on Topic 220, entitled “Comprehensive Income”, relating to presentation of comprehensive income. This guidance requires companies to present total comprehensive income, the components of net income and the components of other comprehensive income, or OCI, either in a single continuous statement of comprehensive income or in two consecutive statements. Additionally, companies are required to present on the face of the financial statements the reclassification adjustments that are reclassified from OCI to net income, where the components of net income and the components of OCI are presented. This guidance is effective beginning 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in the year 2012 and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified laboratory services, and research and development expenses to general and administrative expenses. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

4.   Property and Equipment

Property and Equipment consisted of the following at June 30, 2011, and December 31, 2010.

	June 30, 2011	December 31, 2010
Leasehold improvements	$2,070	$864,429
Manufacturing equipment	400,045	410,997
Computer and office equipment	160,478	160,478
Laboratory equipment	213,908	213,908
Total	776,501	1,649,812
Less accumulated depreciation	(380,357)	(1,138,670)
Property and equipment, net	$396,144	$511,142

The decrease in leasehold improvements during the six months ended June 30, 2011, reflects the relocation of the Company’s headquarters within Ann Arbor, Michigan.  During the six months ended June 30, 2011, the Company sold equipment, with a net book value of $6,892, for $1,200, resulting in a loss of $5,692.

Depreciation expense for the six months ended June 30, 2011 and 2010 was $108,106 and $180,076, respectively.

5.   Stock-Based Compensation

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of June 30, 2011, there were 1,320,354 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2011, there are 1,228,239 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven years after the grant date. As of June 30, 2011, there are 232,500 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Exercise price	$1.73	-	$1.21 - $2.22	$0.82 - $0.87
Expected dividends	0%	-	0%	0%
Expected volatility	184%	-	184% - 188%	203% - 204%
Risk free interest rates	2.88%	-	2.81% - 3.58%	3.59% - 3.63%
Expected life options	7 years	-	5 years - 7 years	10 years
Expected forfeitures	0%	-	0%	0%

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

During the six months ended June 30, 2011, the Company granted 332,002 options to employees and consultants having a fair value of $445,671 based upon the Black-Scholes option pricing model.  During the same period of 2010, the Company granted 425,000 options to employees having a fair value of $349,750 based upon the Black-Scholes option pricing model.

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

Exercise price	$0.09
Expected dividends	0%
Expected volatility	187.1%
Expected term	5 years
Risk free interest rate	2.03%

A summary of stock option activities as of June 30, 2011, and for the year ended December 31, 2010, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2009	2,561,332	$1.26
Granted	743,332	0.80
Exercised	(255,954)	0.44
Forfeited or expired	(509,619)	0.69
Balance – December 31, 2010	2,539,091	1.32
Granted	332,002	1.61
Forfeited or expired	(80,000)	0.56
Exercised	(10,000)	0.56
Balance – June 30, 2011 - outstanding	2,781,093	$1.38	6.38 years	$431,508

Balance – June 30, 2011 – exercisable	2,299,189	$1.50	5.95 years	$402,549

The options outstanding and exercisable as of June 30, 2011, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,691,094	$1.23	6.48 years	2,209,190	$1.32	6.06 years
$4.58 - 9.05	89,999	$5.93	3.26 years	89,999	5.93	3.26 years
	2,781,093	$1.38	6.38 years	2,299,189	$1.50	5.95 years

The options outstanding and exercisable as of June 30, 2010, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,222,760	$1.19	3.65 years	1,763,593	$1.31	5.93 years
$4.58 - 9.05	89,999	5.93	4.26 years	88,124	5.93	4.20 years
	2,312,759	$1.37	6.56 years	1,851,717	$1.53	5.85 years

6.   Stock Purchase Warrants

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns.  The warrants have an exercise price of $1.32 and a life of 5 years. The warrants vested on January 1, 2011 and expire December 31, 2015.   Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost.  The result of the transaction has a $0 net effect to equity.  As of June 30, 2011, 30,303 of these warrants remained outstanding.

On January 28, 2011, the Company entered into a Common Stock Purchase Agreement with three institutional investors.  As part of this agreement, the Company issued warrants to purchase 1,428,572 shares of common stock.   Each warrant was exercisable for thirteen months at $2.00 per share. We have entered into an agreement pursuant to which we have agreed to exchange the original warrants for new warrants with substantially the same terms as the original warrants except that the expiration date will be extended two months. The warrants had an anti-dilution  price protection feature; if the Company issues securities at a price per share that  is less than  $2.00  per share,  the  warrant  holders  will be ratcheted  down  to  the lower  offering  price. However, the Company has instituted a floor price of $1.40 per share in connection with the price protection.  On April 6, 2011, the Company entered into another Common Stock Purchase Agreement that triggered the ratchet provision and re-set the price of these warrants to $1.40.  Due to the re-set to the floor price, the warrant liability was marked-to-market and reclassified to additional paid in capital since it ceased to contain the provisions of a derivative liability.

The warrants were recorded as liabilities at their estimated fair value on the commitment date, which was $716,000 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent reporting period.  At April 6, 2011, the fair value of the warrant liability was $1,481,143, which represented an increase in fair value of $765,143. The fair value was measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following table:

	Commitment Date	Remeasurement Date April 6, 2011
Closing stock price	$1.39	$2.08
Expected dividend rate	0%	0%
Expected stock price volatility	117.1%	104.6%
Risk free interest rate	0.28%	0.29%
Expected life (years)	1.08	0.85

On April 6, 2011, the Company entered into a Common Stock Purchase Agreement with an institutional investor.  As part of this agreement, the Company issued a warrant to purchase 844,391 shares of common stock.   The warrant was initially exercisable for thirteen months at $2.0725 per share. The warrant had an anti-dilution  price protection feature; that provided if the Company issues securities at a price per share that  is less than  $2.0725  per share, the exercise price of the warrant will be ratcheted  down  to  the lower  offering  price. On July 28, 2011, the warrant was exchanged for a new warrant with substantially similar terms except that in the new warrant (i) the anti-dilution price protection was eliminated, (ii) the exercise price was lowered to $1.00, (iii) the expiration date was extended for an additional three months to August 12, 2012, and (iv) the warrant’s initial exercise date was changed to January 2012. Due to this warrant exchange, the warrant liability will be eliminated on a go-forward basis since the new warrant no longer contains the provisions that cause it to be treated as a derivative liability. See Note 8 – Subsequent Event.

The warrant is recorded as a liability at its estimated fair value on the commitment date, which was $775,995 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent period.  At June 30, 2011, the fair value of the warrant liability was $88,323, which represented a decrease in fair value of $687,672.   The fair value is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following table:

	Commitment Date	Remeasurement Date June 30, 2011
Closing stock price	$2.08	$$0.86
Expected dividend rate	0%	0%
Expected stock price volatility	112.1%	105.4%
Risk free interest rate	0.29%	0.19%
Expected life (years)	1.08	0.77

The following table summarizes the estimated fair value of the warrant liabilities:

Balance at December 31, 2010	$-
Warrant liability	1,491,995
Change in fair value of warrant liability	77,471
Reclass to stockholders’ equity	(1,481,143)

Balance at June 30, 2011	$88,323

A summary of warrant activities as of June 30, 2011, and for the year ended December 31, 2010, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2009	1,070,472	$3.27
Granted	60,606	1.32
Exercised	-	-
Forfeited or expired	-	-
Balance – December 31, 2010	1,131,078	3.49
Granted	2,272,963	1.65
Forfeited or expired	(19,688)	1.32
Exercised	(15,615)	1.19
Balance – June 30, 2011 - outstanding	3,368,738	$2.27

Balance – June 30, 2011 – exercisable	3,368,738	$2.27

The warrants outstanding as of June 30, 2011, are as follows:

Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life
$1.32	30,303	4.51 years
$1.40	1,428,572	0.85 years
$2.0725	844,391	0.77 years
$2.22	626,809	5.01 years
$3.30	61,207	3.92 years
$3.75	50,000	4.63 years
$6.36	327,456	1.36 years
	3,368,738	1.80 years

7.   Stockholders’ Equity

During the six months ended June 30, 2011, the Company issued 15,000 shares of common stock in connection with the exercise of stock options and warrants for proceeds of $7,650 and 10,615 shares of common stock related to a cashless exercise of warrants. The Company also issued 45,600 shares of common stock for employment service, having a fair value of $75,840 ($1.66 average per share) and 41,796 shares of common stock for consulting services, having a fair value of $58,270 ($1.39 average per share), based on the quoted closing trading prices.

On January 28, 2011, the Company sold 2,857,144 shares of common stock and warrants exercisable for 1,428,572 shares of common stock for $4,000,000. Direct offering costs were approximately $300,000.

On April 6, 2011, the Company sold 1,688,782 shares of common stock and a warrant exercisable for 844,391 shares of common stock for $3,500,000. Direct offering costs were approximately $250,000.

8.   Subsequent Event

On July 28, 2011, the Company exchanged the warrant issued in connection with the April 6, 2011 financing for a new warrant with substantially the same terms as the original warrant except that in the new warrant (i) the anti-dilution price protection was eliminated, (ii) the exercise price was lowered to $1.00, (iii) the expiration date was extended for an additional three months to August 10, 2012, and (iv) the warrant’s initial exercise date was changed to January 2012.   Due to this warrant exchange, the warrant liability will be eliminated on a go-forward basis since the new warrant no longer contains the provisions that cause it to be treated as a derivative liability.

The Company measured the fair value of the warrant at $253,317 using a Black-Scholes valuation model; As a result of modifying the terms of the warrant, it was not considered indexed to the Company’s common stock.  The fair value of this warrant upon exchange was based upon the following management assumptions:

Remeasurement Date July 28, 2011
Closing stock price	$0.84
Expected dividend rate	0%
Expected stock price volatility	105.6%
Risk free interest rate	0.21%
Expected life (years)	1.04

On August 10, 2011, the Company entered into an agreement to exchange the warrants issued in connection with the January 28, 2011 financing for new warrants with substantially the same terms as the original warrants except that in the new warrants the expiration date will be extended by two months.

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

Overview

We are a pharmaceutical company focused on developing innovative medicines for the treatment of serious central nervous system diseases. Our strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. We are developing, or have partnered the development of, drug product candidates to treat multiple sclerosis, fibromyalgia, amyotrophic lateral sclerosis (ALS) and Alzheimer’s disease. We are currently preparing to make the following products commercially available: reaZinTM, a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, and wellZinTM, a homeopathic over-the-counter drug for reducing the symptoms associated with the common cold. We also operate our wholly owned clinical reference laboratory, Adeona Clinical Laboratory.

Product Pipeline:

Drug Candidates:

•
TrimestaTM (estriol) is our drug candidate being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. As of August 1, 2011, 140 out of 150 patients have been enrolled.

•
EffirmaTM (flupirtine) is our drug candidate being developed for the treatment of fibromyalgia. On May 6, 2010, we and Pipex Therapeutics, Inc. (Pipex), our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

•
AEN-100 (zinc) and AEN-200 (copper) are our drug candidates being developed for the treatment of Amyotrophic lateral sclerosis (ALS), or Lou Gehrig’s disease. We intend to sponsor a Phase IIb multi-center, double-blind, placebo-controlled clinical trial in ALS patients. It is anticipated that the clinical trial will enroll at least 60 patients and that patients will be dosed and monitored for up to 12 months.

•
AEN-100 (zinc) is our drug candidate being developed for the treatment of mild to moderate Alzheimer’s disease. We intend to conduct a randomized, double-blind, placebo-controlled clinical study in patients diagnosed with mild to moderate Alzheimer’s disease who are age 70 and over. It is anticipated that the clinical study will enroll over 100 patients and that the evaluation period will be at least 12 months.

As of June 30, 2011, we have discontinued our ZincMonoCysteine (zinc monocysteine) clinical development program. While results from an 80-patient, randomized, double-blind, placebo-controlled, Investigational Review Board (IRB) approved clinical trial conducted by the late Dr. Newsome in patients with dry age-related macular degeneration were published in a peer-reviewed journal in 2008, the decision to discontinue this program was driven by economic factors, anticipated time to market and the perceived relative clinical and market potential. We will continue to focus our efforts on developing innovative medicines for the treatment of  other serious central nervous system diseases and to explore new opportunities.

Near-Term Product Candidates:

•
reaZinTM (zinc cysteine) is our product candidate for the dietary management of zinc deficiency associated with Alzheimer's disease, being developed as a medical food, available only by prescription.  In 2011, results from a multi-center, randomized, double-blind, placebo-controlled clinical study showed that the primary outcomes of increasing serum zinc and decreasing serum free copper were effectively demonstrated in patients administered reaZin. In addition, the cognitive function of the placebo group, on average, declined over 6 months in comparison to patients managed with reaZin. The cognitive function trends favoring the patients managed with reaZin were observed in all three standardized cognitive tests utilized in our study and suggest that reaZin may provide an important benefit to the dietary management of zinc deficiency associated with Alzheimer’s disease.

•
wellZinTM (zinc lozenge) is our product candidate to reduce the duration and severity of symptoms caused by the common cold. On July 28, 2011, we announced that we acquired exclusive access to two sets of clinical data demonstrating, with statistical significance, the safety and efficacy of a particular oral zinc formulation in reducing the duration and severity of symptoms associated with the common cold. Based on the reduction of common cold symptoms demonstrated by the 13.3 mg zinc acetate formulation, we intend to commercialize an oral zinc lozenge as a homeopathic over-the-counter (OTC) drug under the brand name wellZin™.

Our source of liquidity as of June 30, 2011, is cash of $8,385,933. Our projected uses of cash include funding further clinical development of our drug candidates and commercialization of our medical food candidate and homeopathic drug, working capital and other general corporate activities.  We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

On January 28, 2011, we entered into a Securities Purchase Agreement with institutional investors, relating to the offering and sale of 2,857,144 shares of common stock, par value $0.001 per share and warrants to purchase 1,428,572 shares of common stock. We raised gross proceeds of $4,000,000, before estimated offering expenses of approximately $300,000, which includes placement agent fees. The offering was made pursuant to the our shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

On April 6, 2011, we entered into a Securities Purchase Agreement with an institutional investor, relating to the offering and sale of 1,688,782 shares of common stock, par value $0.001 per share and a warrant to purchase 844,391 shares of common stock. We raised gross proceeds of $3,500,000, before estimated offering expenses of approximately $250,000, which includes placement agent fees. The offering was made pursuant to the our shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

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

Clinical Drug Development Programs

Relapsing-Remitting Multiple Sclerosis in Women
Trimesta (estriol)

Disease

Multiple sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to a loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the National Multiple Sclerosis Society, currently, more than 2.5 million people worldwide (approximately 400,000 patients in the United States) have been diagnosed with multiple sclerosis. Young adults, ages 20 to 50, and two to three times as many women than men are predominantly diagnosed with multiple sclerosis. According to the National Multiple Sclerosis Society, approximately 85% of multiple sclerosis patients are initially diagnosed with the relapsing-remitting form, compared to 10-15% with other progressive forms. Despite the availability of multiple FDA-approved therapies for the treatment of relapsing-remitting multiple sclerosis, the disease is highly underserved and exacts a heavy economic toll. Multiple sclerosis costs the United States more than $10.6 billion annually in medical care and lost productivity according to the Society for Neuroscience.

Background

It has been scientifically demonstrated that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In Multiple Sclerosis) study, a landmark clinical study published in the New England Journal of Medicine followed 254 women with multiple sclerosis during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in  “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels. The anti-autoimmune effects of esteriol may also be responsible for the beneficial effects of pregnancy on multiple sclerosis.

Rhonda Voskuhl, M.D., Director, University of California, Los Angeles (UCLA) multiple sclerosis program, UCLA Department of Neurology, has found that pregnancy levels of estriol has potent immunomodulatory effects. She further postulated  that estriol may have a therapeutic benefit when administered to non-pregnant female multiple sclerosis patients by, in effect, mimicking the spontaneous reduction in relapse rates seen in multiple sclerosis patients during pregnancy.

Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the treatment of post-menopausal hot flashes. It has never been approved by the FDA for any indication in the United States.

Clinical Development

Our Trimesta (estriol) drug candidate is for the treatment of relapsing-remitting multiple sclerosis in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial was completed in the United States to study the therapeutic effects of 8 mg of oral Trimesta taken daily in non-pregnant female relapsing-remitting multiple sclerosis patients. The total volume and number of gadolinium-enhancing lesions were measured by brain magnetic resonance imaging (an established neuroimaging measurement of disease activity in multiple sclerosis) and showed a statistically significant decrease, both in lesion volumes and the number of lesions, during Trimesta treatment compared to baseline and while on drug holiday.

A Phase II randomized, double-blind, placebo-controlled clinical trial under an Investigational New Drug (IND) application is currently underway at 15 centers in the United States. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a 2 year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting multiple sclerosis. Investigators are administering either Trimesta or matching placebo, in addition to glatimer acetate (Copaxone®) injections, an FDA-approved therapy for multiple sclerosis, to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting multiple sclerosis. The primary endpoint is relapse rates at two years. As of August 1, 2011, 140 out of 150 patients have been enrolled in this clinical trial. Tentatively, we anticipate full enrollment prior to December 31, 2011; however, no assurances can be given that such study enrollment will be completed by such time period.

This ongoing clinical trial previously received a $5 million grant from the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, with support from the National Institutes of Health and $860,440 in grant funding through the American Recovery and Reinvestment Act. In November 2010, the Trimesta multiple sclerosis trial was awarded $244,480 under the Qualifying Therapeutic Discovery Project Program. In March 2011, additional grant funding of $409,426 was received from the NMSS, and in May 2011, grant funding of $1,594,553 was received from the National Institutes of Health/National Institute of Neurological Disorders and Stroke. These recent grants resulted after review of the clinical program. With over $8 million in grant funding to date, the ongoing Trimesta clinical trial should be funded to its completion.

It has been noted that cognitive loss affects 50-65% of multiple sclerosis patients. In the investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial conducted by Dr. Rhonda Voskuhl, a statistically significant14% improvement from baseline in Paced Auditory Serial Addition Test (PASAT) cognitive testing scores (p = 0.04) was observed in the multiple sclerosis patients after six months of Trimesta therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as multiple sclerosis. We are exploring the sponsorship of a larger, randomized, double-blind, placebo-controlled clinical trial to evaluate Trimesta’s effect on cognition in female multiple sclerosis patients.

Fibromyalgia
Effirma (flupirtine)

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

Corporate Partnership

On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, pursuant to which Meda AB assumed all future development costs and may commercialize flupirtine for fibromyalgia in the U.S. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon the FDA’s acceptance of the New Drug Application (NDA) for flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA. Pursuant to the sublicense agreement, we will also receive a 7% royalty on sales of flupirtine for fibromyalgia in the United States, Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard teaching hospital.

Flupirtine is approved and marketed by Meda AB and its distributors in Europe and other countries for indications other than fibromyalgia and has been prescribed to millions of patients worldwide. We believe that such substantial human experience of flupirtine should greatly assist the U.S. FDA in its evaluation of the safety of flupirtine upon review of an NDA of flupirtine for fibromyalgia. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

Amyotrophic Lateral Sclerosis (ALS)
AEN-100 (zinc) and AEN-200 (copper)

Disease

ALS, also known as Lou Gehrig’s Disease, is a devastating progressive neurodegenerative disease that affects the nerve cells in the brain and the spinal cord in people of  predominantly older ages and both sexes. It is estimated that as many as 30,000 Americans may have the disease at any given time. The progressive degeneration of the motor neurons in ALS eventually leads to the death of the patient. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. When motor neurons die, the ability of the brain to initiate and control muscle movement is lost. With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed. While non-invasive ventilation and gastrostomy tubes prolong life by 6-12 months, the average lifespan from time of symptom onset is 2-5 years. Currently, RILUTEK® is the only FDA-approved drug for ALS. RILUTEK is an NMDA receptor antagonist and has been shown to prolong life in patients with ALS by 3 months. Presently, there is no cure for ALS, nor is there a known cause.

Background

Clinical investigators at the PNA Center for Neurological Research cite multiple lines of scientific research that suggest a potential benefit of zinc therapy for ALS patients, including:

•
During the 1950’s, an epidemic of ALS was discovered on the island of Guam and the Trust Territories of the Pacific that revealed a form of ALS that was 100 times more prevalent than in the rest of the world.

o
Research on this cluster of ALS cases linked the neurological disease to the neurotoxin BMAA, a non-essential amino acid produced by cyanobacterium and found in large concentrations in food consumed by the people on Guam. Subsequent to the observations of a cluster of ALS cases on Guam, several groups have identified high concentrations of BMAA in the brain tissues of patients from North America and Europe with neurodegenerative diseases such as ALS.

o
It has been demonstrated that BMAA binds strongly to transition metal ions such as zinc, copper, and nitrogen. If BMAA crosses into the brain and enters a compartment in which glutamate is bound to zinc, the glutamate/zinc complex separates and the BMAA binds with the zinc, leaving high levels of unbound glutamate. These elevated levels of unbound glutamate are believed to be highly neurotoxic in ALS patients. Zinc is thought to serve as an endogenous antioxidant in the central nervous system and helps protect the blood-brain barrier (BBB) against oxidative stress and may prevent the neurotoxin, BMAA, from crossing into the brain.

•
The use of zinc therapy for ALS patients is further supported in animal models of ALS. Approximately 2% of ALS diagnoses are associated with a mutation in the superoxide dismutase (SOD1) gene. In ALS mutant SOD1 animal models, zinc supplementation has been shown to delay death.

•
Genetic mutations affecting the ability of a protein known as copper/zinc superoxide dismutase (SOD1) to properly bind zinc are associated with the familial form of ALS, which shares many of the same features as the more prevalent sporadic form of ALS.

•	Zinc is an important modifier of glutamate toxicity, a neurotransmitter linked to cell death in ALS patients.

Clinical Development

Preparations are underway to evaluate the safety and efficacy of our proprietary drug candidates, AEN-100, a gastroretentive, sustained-release zinc-based tablet, and AEN-200, a copper tablet, in a multi-center, double-blind, placebo-controlled clinical trial in ALS patients intended to be conducted under an IND application. We will provide the study medications and fund the clinical trial, which will be conducted by the neurology team at the PNA Center for Neurological Research.

Efforts are also underway for the manufacturing of clinical trial medications and protocol review by an Institutional Review Board. The multi-center trial is intended to take place at up to six major ALS centers in the United States. It is anticipated that the trial will enroll at least 60 ALS patients, who will continue on RILUTEK® (riluzole) as the standard of care treatment. The patients will be randomized into treatment and matching placebo groups and will receive clinical trial medications for up to 12 months with periodic monitoring. The treatment group will receive our drug candidates – AEN-100 and AEN-200.

The planned co-primary endpoints are: 1) determining the safety of AEN-100 (elemental zinc) at 150 mg (two 75mg tablets) given to patients once daily with ALS by assessing adverse events and measuring zinc and copper levels every three months; and 2) determining the efficacy of AEN-100 by assessing the rate of disease progression as measured by the ALSFRS-R, a revised ALS functional rating scale that incorporates assessments of respiratory function.

The planned secondary endpoints are: 1) measuring levels of beta-methylamino-L-alanine (BMAA) in blood and urine to determine if there is a decline in these levels over the course of treatment; 2) following disease progression as measured by Forced Vital Capacity (FVC), a measurement of lung function that has been shown to correlate with disease survival; and 3) following progression of muscle weakness through quantitative strength measurements using hand-held dynamometry.

Currently the clinical investigators at the PNA Center for Neurological Research are conducting a Phase I/II open label study under an IND application of zinc therapy in ALS patients to determine the safety of zinc in conjunction with low doses of copper. To date, no safety issues related to zinc therapy have been observed in the ALS patients.

Mild to Moderate Alzheimer’s Disease
AEN-100 (zinc)

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

Clinical Development

After presenting the top-line results in April 2011 from the clinical study evaluating reaZin that demonstrated, on average, that the cognitive function (as measured by three standardized cognitive tests) of the patients managed with reaZin remained relatively stable over six months, while the placebo group showed deterioration, we conducted further analyses to determine if certain subgroups in the patient sample benefitted from reaZin more than others. After analyzing a number of independent variables associated with the patients enrolled in the clinical study on a post-hoc basis, the strongest relationship was found to be between age and cognitive outcomes. Patients in the study ranged from 52 to 86 years of age. Patients in the placebo group, on average, showed age-related cognitive decline – the older the patient, the greater the rate of cognitive decline. In contrast, patients in the reaZin treatment group, on average, showed cognitive stabilization, no matter what their age. Therefore, the older the reaZin treatment patient, the greater the amount of cognitive benefit compared to the placebo patients of the same age.

These observations were supported by an age-related subgroup analysis that showed dosing-compliant patients age 70 and over (approximately the oldest three quartiles of the patients evaluable at the end of the study) demonstrated statistically significant improvements in two of the three cognitive scoring measurements in the reaZin treatment group compared to the placebo group. As presented below, in this subgroup, two of the three standard cognitive measures reached statistical significance (p < 0.05) as determined by the p-values (the average changes in cognitive scores from baseline to 6 months in the treatment group compared to the placebo group). The p-values were as follows:

•	ADAS-Cog - Alzheimer's Disease Assessment Scale - Cognitive Subscale p-value: 0.037
•	CDR-SOB - Clinical Dementia Rating Scale - Sum of Boxes p-value: 0.032
•	MMSE - Mini Mental State Examination p-value: 0.067

Based upon the apparent cognitive benefit observed in older patients who were managed with reaZin (our medical food) in comparison to patients who received the matching placebo, we are preparing a larger clinical study protocol to evaluate patients diagnosed with mild to moderate Alzheimer’s disease who are age 70 and over. It is anticipated that the clinical study will enroll over 100 patients and that the evaluation period will be at least 12 months. The intention is to develop our proprietary AEN-100, a zinc-based tablet, as a drug and to conduct this new clinical study under an Investigational New Drug application to be filed with the Food & Drug Administration.

Product Development Programs

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

Product Development

Our reaZin (zinc cysteine) product candidate is being developed as a medical food to be sold by prescription only for the dietary management of zinc deficiency associated with Alzheimer’s disease. reaZin is a proprietary, once-daily, gastroretentive, sustained-release, oral tablet formulation of zinc and cysteine. All constituents included in reaZin are believed to have Generally Recognized as Safe (GRAS) status according to Food and Drug Administration (FDA) standards. reaZin was invented and developed by us to achieve the convenience of once-daily dosing, high bioavailability (the quantity or fraction of the ingested dose that is absorbed) and to minimize gastrointestinal side effects of oral zinc therapy.

Our clinical study evaluating reaZin was divided into two parts. Part 1 was a 13-patient, three-arm, single-dose, comparator study in Alzheimer's disease patients that compared the tolerability and bioavailability of oral reaZin to Galzin® (the only FDA-approved zinc preparation) and placebo. On April 14, 2010, we announced results from Part 1 of the study demonstrated a superior serum zinc bioavailability and a substantially lower incidence of adverse effects in Alzheimer's disease patients in favor of reaZin compared to Galzin®.

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

Based on results from this clinical study, we intend to commercialize reaZin as a medical food to be sold by prescription only for the dietary management of zinc deficiency associated with Alzheimer’s disease. On April 20, 2011, we announced that we had executed an agreement with TG United, Inc. of Brooksville, Florida, to provide commercial-scale manufacturing for reaZin.

In November 2010, we were awarded a grant in the amount of $244,480 under the Qualifying Therapeutic Discovery Project Program to support our Alzheimer’s disease program.

Common Cold
wellZin (zinc lozenge)

Disease

According to the “Zinc for the Common Cold Review” prepared by The Cochrane Collaboration® and published in 2011, the common cold is one of the most widespread illnesses, with adults having two to four episodes annually. In the United States, the common cold leads to 75 to 100 million physician visits annually at a conservative cost estimate of $7.7 billion per year. Americans spend $2.9 billion on over-the-counter drugs and another $400 million on prescription medicines for symptomatic relief. More than one-third of patients who saw a doctor received an antibiotic prescription, which has implications for antibiotic resistance from overuse of such drugs. An estimated 22 to 189 million school days are missed annually due to the common cold. As a result, parents missed 126 million workdays to stay home to care for their children. When added to the 150 million work days missed by employees suffering from a cold, the total economic impact of cold-related work loss exceeds $20 billion per year. This accounts for 40% of time lost from work. The complications of the common cold include otitis media, sinusitis and exacerbations of reactive airway diseases. Rhinoviruses are the most frequent cause and may account for nearly 80% of common colds during autumn.

Product Development

We intend to commercialize an oral zinc lozenge as a homeopathic over-the-counter (OTC) drug under the brand name wellZinTM. Plans for manufacturing, packaging and marketing of wellZin are currently underway. Our proprietary wellZin lozenge is intended to contain 13.3 mg of zinc acetate based on clinical findings from two independent, randomized, double-blind, placebo-controlled studies conducted by Ananda S. Prasad, M.D., Ph.D. wellZin is intended to be marketed for adults in the United States.

We acquired exclusive access to two sets of clinical data demonstrating, the safety and efficacy of a particular oral zinc formulation in reducing the duration and severity of symptoms associated with the common cold. Pursuant to the agreement with Dr. Prasad, a Distinguished Professor of Internal Medicine at Wayne State University School of Medicine, an Adeona Scientific Advisory Board member and the Principal Investigator of two separate clinical studies that evaluated a particular zinc lozenge for symptoms of the common cold, we have obtained exclusive access to statistically significant clinical data, including the following:

•
A randomized, double-blind, placebo-controlled study of 50 participants demonstrated that compared to the placebo group, the zinc lozenge group (13.3 mg of zinc acetate) had a mean overall reduction of the following (JID, 2008; 197:795-802):

o	Duration of the cold (4.0 versus 7.1 days; P-value < 0.0001)
o	Cough (2.1 versus 5.0 days; P-value < 0.0001)
o	Nasal discharge (3.0 versus 4.5 days; P-value < 0.02)

•
A randomized, double-blind, placebo-controlled study of 48 participants demonstrated that compared to the placebo group, the zinc lozenge group (12.8 mg of zinc acetate) had a mean overall reduction of the following (Ann Intern Med, 2000; 133:245-252):

o	Duration of the cold (4.5 versus 8.1 days; P-value < 0.01)
o	Cough (3.1 versus 6.3 days; P-value < 0.001)
o	Nasal discharge (4.1 versus 5.8 days; P-value < 0.025)

Both of the clinical studies demonstrated that these zinc lozenges were well-tolerated by the treatment participants and that the zinc and placebo groups did not differ significantly in the incidences of adverse effects. Clinical data from Dr. Prasad’s two studies are included in the “Zinc for the Common Cold Review” (“Cochrane Review”) prepared by The Cochrane Collaboration® and published in 2011. In the Cochrane Review, the authors included 15 studies that enrolled a combined 1,360 participants and concluded that zinc administered within 24 hours of onset of symptoms reduces the duration and severity of the common cold in healthy people.

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

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received.  During the six months ended June 30, 2011 our sole revenue was laboratory revenue and for the six months ended June 30, 2010, our stream of revenue was license and laboratory revenues.

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

Warrant / Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, we will continue its evaluation process of these instruments as derivative financial instruments.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues, net. Total net revenues for the three months ended June 30, 2011 and 2010 were $355,562 and $2,194,888, respectively. Revenues consisted of $355,562 of laboratory revenues for the three months ended June 30, 2011 and $2,125,000 from the flupurtine sublicense fee with Meda and $69,888 of laboratory revenues from Adeona Clinical Laboratory for the three months ended June 30, 2010. The increase in laboratory revenues for the three months ended June 30, 2011, reflects an approximate 409% increase in laboratory revenues from the three months ended June 30, 2010. This significant change in laboratory revenue resulted from an increase in the client base and the expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory.

General and Administrative Expenses. General and administrative expenses increased to $694,281 for the three months ended June 30, 2011, from $662,627 for the three months ended June 30, 2010. The non-cash charge relating to stock-based compensation expense was $51,614 for the three months ended June 30, 2011, compared to $32,460 for the three months ended June 30, 2010.

Research and Development Expenses. Research and development expenses decreased to $279,641 for the three months ended June 30, 2011, from $426,572 for the three months ended June 30, 2010. This decrease of approximately 34% is primarily the result of decreased costs associated with our product candidates. Research and development expenses also include a non-cash charge relating to stock-based compensation expense of $5,751 for the three months ended June 30, 2011, compared to $18,487 for the three months ended June 30, 2010.

Costs of Laboratory Services. Costs of laboratory services increased to $301,142 for the three months ended June 30, 2011, from $132,406 for the three months ended June 30, 2010. This increase of approximately 127% is primarily the result of increased costs associated with the increased client base and expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory, including salary and supply costs.

Other Income (Expense).  Other expense was $760,393 for the three months ended June 30, 2011, compared to $6,499 of other income for the three months ended June 30, 2010.  Other expense for the three months ended June 30, 2011, includes $759,610 relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at June 30, 2011.

Net Loss. Our net loss was $1,679,895, or $0.06 per common share for the three months ended June 30, 2011, compared to net income of $979,782, or $0.05 per common share for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

Revenues, net. Total net revenues for the six months ended June 30, 2011 and 2010 were $678,700 and $2,254,927, respectively. Revenues consisted of $678,700 of laboratory revenues for the six months ended June 30, 2011 and $2,125,000 from the flupurtine sublicense fee with Meda and $129,927 of laboratory revenues from Adeona Clinical Laboratory for the six months ended June 30, 2010. The increase in laboratory revenues for the six months ended June 30, 2011, reflects an approximate 422% increase in laboratory revenues from the six months ended June 30, 2010. This significant change in laboratory revenue resulted from an increase in the client base and the expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory.

General and Administrative Expenses. General and administrative expenses increased to $1,967,817 for the six months ended June 30, 2011, from $1,398,456 for the six months ended June 30, 2010. This increase of 41% is primarily the result of the increase in stock-based compensation expense for the six months ended June 30, 2011. The non-cash charge relating to share-based compensation expense was $810,324 for the six months ended June 30, 2011, compared to $183,607 for the six months ended June 30, 2010. The stock-based compensation for the six months ended June 30, 2011 includes a one-time charge of $397,767 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses. Research and development expenses decreased to $511,959 for the six months ended June 30, 2011, from $733,722 for the six months ended June 30, 2010. This decrease of 30% is primarily the result of decreased costs associated with our product candidates. Research and development expenses also include a non-cash charge relating to share-based compensation expense of $14,609 for the six months ended June 30, 2011, compared to $52,967 for the six months ended June 30, 2010.

Costs of Laboratory Services . Costs of laboratory services increased to $545,000 for the six months ended June 30, 2011, from $237,825 for the six months ended June 30, 2010. This increase of approximately 129% is primarily the result of increased costs associated with the increased client base and expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory, including salary and supply costs.

Other Income (Expense), net. Other expense was $1,520,280 for the six months ended June 30, 2011, compared to other income of $7,336 for the six months ended June 30, 2010. Other expense for the six months ended June 30, 2011, includes $1,569,467 relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at June 30, 2011. Other income for the six months ended June 30, 2011 included $62,996 relating to the settlement of accounts payable previously accrued in prior periods.

Net Loss. Our net loss was $3,866,356, or $0.15 per common share for the six months ended June 30, 2011, compared to a net loss of $107,740, or $0 per common share for the six months ended June 30, 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fees and from the proceeds from the sale of our common stock under our registration statement on Form S-3, laboratory testing revenues and miscellaneous equipment sales.

Our cash totaled $8,385,933 as of June 30, 2011, an increase of $5,737,080 from December 31, 2010.   During the six months ended June 30, 2011, the primary sources of cash were net proceeds from the issuances of common stock to institutional investors of $6,960,610 and stock option exercises of $7,650. The primary use of cash during the six months ended June 30, 2011 was for working capital requirements. Our cash, cash equivalents and investment in debt securities at July 31, 2011 was approximately $8.1 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $47.6 million as of June 30, 2011. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	costs associated with additional clinical trials of our drug candidates;

•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
•	the costs and timing of regulatory approvals;
•	marketing costs associated with our near-term product candidates, clinical laboratory diagnostic and microbiology services business; and
•	profitability of our near-term product candidates and clinical laboratory diagnostic and microbiology services business.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development of and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and laboratory revenues from Adeona Clinical Laboratory, we have generated very minimal revenues. As of June 30, 2011, our accumulated deficit totaled approximately $47.6 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our prescription drug product candidates, we will not be permitted to sell our drugs and therefore will not have product revenues. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, and grants.  If the upfront licensing fee we received together with the proceeds from our recent financings and laboratory revenue are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

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

Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

We have limited experience in commercializing medical food and homeopathic OTC drug products and therefore we may not be effective in developing and commercializing products.

We have no experience in marketing a medical food such as reaZin, nor can we provide any assurance that the results of our reaZin clinical study will be perceived as demonstrating sufficient clinical benefit to permit us to be accepted by the market, obtain reimbursement from health insurance payers or profitably market such medical food with or without health insurance reimbursement.  Even if we are able to successfully manufacture reaZin and establish distribution channels, there can be no assurance that reaZin will receive market acceptance.

We have no experience in marketing a homeopathic OTC drug product such as wellZin, nor can we provide any assurance that clinical data we acquired in July 2011 will be perceived as demonstrating sufficient clinical benefit to permit us to be accepted by the market or profitably market such a homeopathic drug product.  Even if we are able to successfully manufacture wellZin and establish distribution channels, there can be no assurance that wellZin will receive market acceptance.

We may not generate additional revenue from our relationships with our corporate collaborators.

On May 6, 2010 we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our flupirtine program. There can be no assurance that Meda AB will successfully develop flupirtine for fibromyalgia in the U.S., Canada or Japan that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the sublicense agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

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

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;
•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of diagnostic or other tests, including copper and zinc;
•	status tests;
the accuracy rates of such tests, including rates of false-negatives and/or false-positives;
•	concerns regarding the safety effectiveness or clinical utility of our tests;
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

During the six months ended June 30, 2011 we generated revenues from three significant insurance providers, which accounted for 68%, 4% and 20% of our revenue for such six month period.  During the six months ended June 30, 2010, we generated revenues from the same significant insurance providers, which accounted for 60%, 16% and 11% of our revenues for such six month period.  The loss of revenue from these insurance providers could have an immediate significant adverse effect upon our revenue and results of operations.

We have experienced several management changes.

We have had significant changes in management in the past three years. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Steve Kanzer remained as Chairman of our Board. Effective February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed as Chairman of our Board, Chief Executive Officer and President and Mr. Lyon resigned from his position as Chief Executive Officer, President and director.  Changes in our key positions, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

As a clinical reference laboratory, Adeona Clinical Laboratory is subject to CLIA regulations, which are designed to ensure the quality and reliability of clinical laboratories by mandating specific standards in the areas of personnel qualifications, administration and participation in various areas, including proficiency testing, patient test management, quality control, quality assurance and inspections. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Adeona Clinical Laboratory is also subject to regulation of laboratory operations under state clinical laboratory laws. State clinical laboratory laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls and require maintenance of certain records. Certain states, including California, Maryland, New York, Pennsylvania and Rhode Island, require that you obtain licenses to test specimens from patients residing in those states and additional states may require similar licenses in the future. If we are unable to obtain licenses from these states or there is delay in obtaining such licenses, we will not be able to process any samples from patients located in those states until we have obtained the requisite licenses. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could adversely affect our business and results of operations.

We may not obtain the necessary United States or worldwide regulatory approvals to commercialize our product candidate(s).

We will need FDA approval to commercialize some of our product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our prescription drug product candidates in those jurisdictions. In order to obtain FDA approval for any of our product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “preclinical studies,” human tests, which are referred to as “clinical trials” as well as the ability to manufacture the product candidate, referred to as “chemistry, manufacturing, and controls” or “CMC.” We will also need to file additional IND applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to  commence such studies will delay our initiation of such planned additional studies.

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

The on-going and future development and commercialization of Effirma (flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain the FDA’s acceptance of the NDA or obtain NDA approval from the FDA of flupirtine for fibromyalgia.

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

We initially plan to develop assays and commercialize our tests in the form of laboratory developed tests (LDTs) through Adeona Clinical Laboratory, our CLIA-certified laboratory. Although LDT testing is currently solely under the purview of CMS and state agencies who oversee LDTs, the FDA and the United States Department of Health and Human Services have been reviewing their approach to regulation in the area of LDTs, and the laws and regulations may undergo change in the near future. The FDA has indicated that it does intend to regulate some LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act. Although we have no current plans in our LDT strategy to utilize analyte specific reagents (ASRs) or In Vitro Diagnostic Multivariate Index Assay (IVDMIAs), which have been the focus of recent regulatory actions by the FDA, we cannot predict the extent of the FDA’s future regulation and policies with respect to LDTs. Concurrently with our LDT commercialization activities, we may conduct the development, validation, and other activities necessary to file submissions with the FDA seeking approval for selected diagnostic tests. If we are required to obtain FDA authorization to market a laboratory test as a device, that will substantially delay the marketing of the test and increase the costs of entering the market. In addition, devices are subject to various other regulatory requirements, such as the need to comply with the Quality System regulation and to comply with various FDA reporting requirements. If we are unable to successfully launch any diagnostic tests as LDTs or if we are otherwise required to obtain FDA premarket clearance or approval prior to commercializing any diagnostic tests or maintain Adeona Clinical Laboratory’s CLIA-certified laboratory status, our ability to generate revenue from the sale of such tests may be delayed and we may never be able to generate significant revenues from sales of diagnostic products.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. Pipex, our wholly owned subsidiary, has an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was recently sublicensed to Meda AB and an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all.  Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central nervous system diseases include: Pfizer, GlaxoSmithKline Pharmaceuticals, Merck & Co., Eli Lilly & Co., Biogen Idec, Forest Laboratories, Novartis, Teva Pharmaceuticals, Prana Biotechnology, Merz & Co., Alcon and Bausch and Lomb. Companies that currently sell or are developing homeopathic OTC drugs to reduce the duration and severity of symptoms caused by the common cold include: ProPhase Labs, Inc. and Matrixx Initiatives, Inc. Many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, modified release zinc and copper preparations (reaZin, AEN-100 and AEN-200), wellZin and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

No assurance can be given that our once daily reaZin, a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, or our wellZin, a homeopathic OTC zinc acetate lozenge to reduce the duration and severity of symptoms caused by the common cold, will be viewed as more effective than current zinc therapies or any newly developed therapies or demonstrate sufficient clinical benefit to gain market acceptance.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for flupirtine and estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma (flurpirtine) and Trimesta (estriol) have been approved for marketing in overseas countries for different uses and an oral immediate release form of zinc is approved in the U.S. and Europe for the treatment of Wilson’s disease. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the United States or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine or estriol in various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the United States. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine, estriol and zinc for different applications than what we are developing. Many of these companies may have more resources than us. Should a competitor obtain FDA approval for its product for any indication prior to us, we might be precluded under the Hatch-Waxman Act to obtain approval for our product candidates for a period of five years. We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

None of our drug candidates or our reaZin medical food product candidate contain the patented ingredient zinc-monocysteine and is instead the subject of pending United States and international patent applications initially filed in January 2006 (see. U.S. Ser. No 11/621,962), which may not provide substantial protection from competitive products until such pending patents issue, if at all. As a medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products. Similarly, the CopperProof Test Panel offered by our Adeona Clinical Laboratory subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

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

Our reaZin medical food and AEN-100 drug candidate (gastroretentive, sustained-release zinc-based tablets) are the subject of United States and international pending patent applications, such as published United States patent application Ser. No. 11/621,962 and corresponding international applications that claim priority to January 10, 2006 as well as additional unpublished patent applications. AEN-200 is the subject of a pending patent application and our oral zinc lozenge. wellZin, is currently not covered by any issued or pending patents. No assurance can be given that such pending patent applications will issue or issue with claims satisfactorily broad enough to prevent others from developing and marketing competing products.

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

We may also rely on the United States Drug Price Competition and Patent Term Restoration Act, commonly known as the “Hatch-Waxman Amendments,” to protect some of our current product candidates, specifically Trimesta and other future product candidates we may develop. Once a drug containing a new molecule is approved by the FDA, the FDA cannot accept an abbreviated NDA for a generic drug containing that molecule for five years, although the FDA may accept and approve a drug containing the molecule pursuant to an NDA supported by independent clinical data. Recent amendments have been proposed that would narrow the scope of Hatch-Waxman exclusivity and permit generic drugs to compete with our drug.

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

As of June 30, 2011, we had 15 employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors Jeffrey Kraws, Jeffrey Wolf, Steve Kanzer, and Jeff Riley, scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies that might be developing competitive products to ours. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with our interests.

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

For manufacturing and nonclinical information for Trimesta (estriol), we have relied upon an agreement with Organon, a division of Schering-Plough for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in Trimesta, which is currently in clinical trial for multiple sclerosis. Should Organon terminate our agreement or be unable or unwilling to continue to supply Trimesta to us, this might delay enrollment and commercialization plans for our Trimesta clinical trial program. Organon has manufactured estriol, the active ingredient of Trimesta, for the European and Asian market for approximately 40 years but has never been approved in the United States. Organon informed us of its decision to discontinue supply of estriol tablets beyond that required to satisfy the planned future needs of the ongoing clinical trial in relapsing-remitting multiple sclerosis. Accordingly, prior to initiation of additional clinical studies and/or commercial launch of estriol, we may need to identify and execute supply agreement(s) on terms suitable to us with an alternate supplier of estriol tablets.

Our plans to launch reaZin as a medical food for the dietary management of zinc deficiency in Alzheimer’s disease and clinical testing of AEN-100 and AEN-200 will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies. In April 2011, we engaged TG United, Inc. of Brooksville, Florida, a third party contract manufacturer, to provide commercial-scale manufacturing for reaZin. There can be no assurance that TG United, Inc. will be able to manufacture reaZin in such quantities on a timely basis as we require.

Our plans to launch wellZin zinc lozenge as a homeopathic OTC drug to reduce the duration and severity of symptoms caused by the common cold will depend on the successful cGMP manufacture and quality control of wellZin.

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

In addition, any contract manufacturer that we select to manufacture our product candidates might fail to maintain a current “good manufacturing practices” (cGMP) manufacturing facility or fail to comply with other potentially applicable requirements, such as Hazard Analysis and Risk-Based Preventive Controls requirements under the Federal Food, Drug, and Cosmetic Act, as amended by the FDA Food Safety Modernization Act. Failure of a manufacturer to maintain cGMP or to comply with other potentially applicable requirements could subject us to penalties, restrictions, and/or prohibitions affecting our ability to further manufacture and distribute our products.

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

Although medical foods and homeopathic OTC drugs do not require pre-market approval by the FDA, manufacturers of medical foods and homeopathic OTC drugs must meet applicable regulatory criteria, be registered with the FDA and are subject to inspection by the FDA.  If the outcome of any inspection is negative or the manufacturer or we fail to comply with any regulatory requirements, we could be subject to penalties, restrictions and/or prohibitions affecting on our ability to further manufacture and distribute our products.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

•	obtaining an IND application with the FDA to commence clinical trials;
•	identification of, and acceptable arrangements with, one or more clinical sites;
•	obtaining IRB approval to commence clinical trials;
•	unforeseen safety issues;
•	determination of dosing;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators to follow our clinical protocols; and
•	unwillingness of the FDA or IRBs to permit the clinical trials to be initiated.

In addition, we, IRBs or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs or the FDA finds deficiencies in our submissions or conduct of our trials.

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

Because we expect sales of our clinical laboratory services and current product candidates (when required, if approved), to generate substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors at our expense could harm our competitive position. For example, we are highly dependent on scientific collaborators for our Trimesta development program. Specifically, all of the clinical trials have been conducted under physician-sponsored investigational new drug applications (INDs), not corporate-sponsored INDs. Generally, we have experienced difficulty in collecting data generated from these physician-sponsored clinical trials for our programs.  We cannot provide any assurances that we will not experience any additional delays in the future.

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, Trimesta (estriol) has received grants totaling over $8 million, predominantly from the Southern California Chapter of the National Multiple Sclerosis Society and the National Institutes of Health which funds a majority of the ongoing 150 patient clinical trial in relapsing-remitting multiple sclerosis for women. Although we believe that the grant funding received to date is sufficient to complete the current clinical trial based upon current cost estimates, if we experience any additional unanticipated costs or require further clinical trials, and our scientific collaborator is unable to maintain or receive additional grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (estriol) program. The on-going and future development and commercialization of Effirma (flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain the FDA’s acceptance of the NDA or obtain NDA approval from the FDA of flupirtine for fibromyalgia.

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

The markets for our product candidates are characterized by intense competition and rapid technological advances. If our prescription drug product candidates receive FDA approval, they will compete with existing and future drugs and therapies developed, manufactured, and marketed by others. Our  medical food product and our homeopathic OTC drug will also compete with existing and future comparable products. Competing products may have greater market acceptance and/or provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

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

We may also face frivolous litigation or lawsuits from various competitors or from litigious securities attorneys. The cost to us of any litigation or other proceeding relating to these areas, even if deemed frivolous or resolved in our favor, could be substantial and could distract management from our business. Uncertainties resulting from initiation and continuation of any litigation could have a material adverse effect on our ability to continue our operations.

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

Our medical food product and our homeopathic OTC drug may not be eligible for third-party reimbursement.

We do not currently have product liability or malpractice insurance and may not be able to obtain adequate insurance coverage against product liability claims.

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we prepare to commercialize reaZin, a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, and wellZin, a homeopathic OTC zinc acetate lozenge to reduce the duration and severity of symptoms caused by the common cold. We do not currently have any product liability or malpractice insurance that would cover us against any product liability, or malpractice claims. Any such claim would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition.  Even if it is available, product liability insurance for the pharmaceutical and biotechnology industry generally is expensive. Adequate insurance coverage may not be available at a reasonable cost. We cannot assure you that we can or will be able to obtain product liability or malpractice insurance policies on commercially acceptable terms, or at all.

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

Currently, our directors, executive officer, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. Our executive officer, directors and principal stockholders beneficially owned approximately 12.1 million shares of our common stock, including the stock options and warrants exercisable within 60 days of June 30, 2011. Because our common stock has from time to time been “thinly traded”, the sale of these shares by our executive officer, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE Amex (formerly the American Stock Exchange) or NYSE Alternext US. The NYSE Amex requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE Amex. If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.  In order to remain listed on NYSE Amex, we are required to maintain a minimum stockholders’ equity of $6 million. Due to the accounting treatment of warrant liability and the fact that such amount changes every quarter, it is difficult to predict with any certainty what our future stockholders’ equity will be and whether will be able to remain in compliance with such provision.

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

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA. Our proposed activities may also be regulated by various agencies of the states, localities and foreign countries in which our proposed products may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC drugs, prescription drugs, medical foods, conventional foods, homeopathic OTC drugs, dietary supplements, and cosmetics such as those that we intend to distribute. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing, labeling, and storage of all drugs and foods.

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

The FDA regulates prescription drug labeling and promotion activities. The FDA actively enforces regulations prohibiting the marketing of products for unapproved uses. The FDA permits the promotion of drugs for unapproved uses in certain circumstances, subject to stringent requirements. We and our product candidates are subject to a variety of state laws and regulations which may hinder our ability to market our products. Whether or not FDA approval has been obtained, approval by foreign regulatory authorities must be obtained prior to commencing clinical trials, and sales and marketing efforts in those countries. These approval procedures vary in complexity from country to country, and the processes may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

We may seek to market some of our proposed products as medical foods for the dietary management of certain diseases. Medical foods are defined in section 5(b) of the Orphan Drug Act (21 U.S.C. 360ee (b) (3)) as "a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." We believe our product may qualify as a medical food provided we are able to generate, and have published, sufficient clinical data to support such claims. Medical foods are required to be utilized under a medical doctor’s supervision and as such, our distribution channels may be limited and/or complicated.

Some of the products marketed by us are considered medical foods and will be labeled as such. Within the United States, this category of products is subject to the Federal Food, Drug, and Cosmetic Act (FFDC Act) and pertinent amendments thereto. The ingredients added to medical foods must either be FDA-approved food additives or generally recognized as safe (GRAS) by qualified experts. reaZin is comprised of zinc (a GRAS ingredient) and cysteine (an amino acid that also has GRAS status). While many chelated zinc products are currently on the market and are generally not considered to contain unapproved food additives or non-GRAS substances, we cannot provide any assurance that reaZin will be similarly considered by the FDA.

Furthermore, in the last few years, FDA has issued several warning letters to companies marketing medical foods, questioning the basis upon which the products qualified as a medical food and objecting to certain claims made for the products. Because there is little guidance on what constitutes a medical food, and given the current regulatory climate for these products, we cannot provide any assurance that FDA would agree with the positioning of our products as medical foods.

We intend to develop our zinc and copper candidates, AEN-100 and AEN-200, respectively, as drugs and intend to file an IND with the FDA in order to conduct necessary clinical trials to support new medical claims and ultimately file one or more NDA with respect to such products which would subject us to time, expense and uncertainty associated with achieving approval of such NDA by the FDA.

It is anticipated that the marketing of wellZin, a homeopathic OTC drug, will involve claims that this product assists in reducing the duration and severity of the common cold. Under FDA and FTC rules, we are required to obtain scientific data to support any claims we make concerning our products. Although we have scientic data to support our intended product claims, we cannot be certain that these scientific data will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products. Further, because there is no premarket review or approval of homeopathic OTC drug products, we cannot provide any assurance that the FDA would agree with the positioning of any of our products as a homeopathic OTC drug.

The FTC, which exercises jurisdiction over the advertising  of our proposed homeopathic OTC, medical food and lab test products, has in the past several years instituted enforcement actions against several dietary supplement and food companies for false and misleading advertising related to health. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has recently updated its guides on the use of testimonials and endorsements in advertising. As a result, the FTC appears to have increased its scrutiny of the use of testimonials, which we could utilize, as well as the role of expert endorsers and product clinical studies. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its newly revised endorsements/testimonial advertising guidances.

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

Human clinical trials of drug candidates typically have three sequential phases that may overlap:

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

Failure to adhere to the quality control and other regulatory requirements could result in additional expense to us or the suspension of such certification necessary to perform clinical testing.

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

We cannot assure you that any of our products will be considered cost effective, or that reimbursement will be available or sufficient to allow us to sell them competitively and profitably. Our medical food product and our homeopathic OTC drug may not be eligible for third-party reimbursement.

There is no certainty that our medical food products will be reimbursed by private insurance, government programs such as Medicaid and Medicare and workers compensation insurers. If these entities do not reimburse for the costs of such products, this could have a material adverse effect on our business and results of operations.

Inasmuch as medical foods are distinguished by the FDA and other organizations from prescription drugs and exempt from certain regulations that apply to prescription drugs, it is possible that private insurance, government programs such as Medicaid and Medicare and workers compensation insurers will not reimburse costs incurred for medical foods in the same manner as prescription drugs. There is no certainty that we will be able to maintain the necessary requirements for insurance reimbursement of our medical food products. If our physician clients do not continue to be reimbursed for dispensing our medical food products, they may choose not to purchase them and our business and results of operations may be adversely affected.

It is unlikely that our homeopathic OTC drug products will be reimbursed by private insurance, government programs such as Medicaid and Medicare and workers compensation insurers. If these entities do not reimburse for the costs of such products, this could have a material adverse effect on our business and results of operations.

Inasmuch as homeopathic OTC drug products are distinguished by the FDA and other organizations from prescription drugs and exempt from certain regulations that apply to prescription drugs, it is likely that private insurance, government programs such as Medicaid and Medicare and workers compensation insurers will not reimburse costs incurred for homeopathic OTC drugs.

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

The law also permits restoration of a portion of a product’s patent term that is lost during clinical development and NDA review, and provides statutory protection, known as exclusivity, against FDA approval or acceptance of certain competitor applications. Restoration can return up to five years of patent term for a patent covering a new product or its use to compensate for time lost during product development and regulatory review. The restoration period is generally one-half the time between the effective date of an IND and submission of an NDA, plus the time between NDA submission and its approval (subject to the five-year limit), and no extension can extend total patent life beyond 14 years after the drug approval date. Applications for patent term extension are subject to United States Patent and Trademark Office (“USPTO”) approval, in conjunction with FDA. Approval of these applications takes at least nine months, and there can be no guarantee that it will be given at all.

Hatch-Waxman also provides for differing periods of statutory protection for new drugs approved under an NDA. Among the types of exclusivity are those for a “new molecular entity” and those for a new formulation or indication for a previously-approved drug. If granted, marketing exclusivity for the types of products that we are developing, which include only drugs with innovative changes to previously-approved products using the same active ingredient, would prohibit the FDA from approving an ANDA or 505(b)(2) NDA relying on our safety and efficacy data for three years. This three-year exclusivity, however, covers only the innovation associated with the original NDA. It does not prohibit the FDA from approving applications for drugs with the same active ingredient but without our new innovative change. These marketing exclusivity protections do not prohibit the FDA from approving a full NDA, even if it contains the innovative change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 2, 2011, we issued 130,000 restricted shares of our common stock in consideration of financial advisory services to be provided. The issuance qualified for exemption on section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering because it was made to an insubstantial number of persons and because of the manner in which it was made. There was no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(2) of the Securities Act of 1933 for this issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED AND REMOVED

ITEM 5.  OTHER INFORMATION

On July 28, 2011, we exchanged the warrant issued in connection with the April 6, 2011 financing for a new warrant with substantially the same terms as the original warrant except that in the new warrant (i) the anti-dilution price protection was eliminated, (ii) the exercise price was lowered to $1.00, (iii) the expiration date was extended for an additional three months to August 10, 2012, and (iv) the initial exercise date was changed to January 2012.

On August 10, 2011, we entered into an agreement to exchange the warrants issued in connection with the January 28, 2011 financing for new warrants with substantially the same terms as the original warrants except that in the new warrant the expiration date will be extended two months.

ITEM 6. EXHIBITS

4.1	Form of Warrant issued in exchange of the warrant issued in connection with the April 6, 2011 financing *

4.2	Form of Warrant issued in exchange of the warrant issued in connection with the January 28, 2011 financing *

10.1	Exchange Agreement entered into in exchange for the warrant issued in connection with the April 6, 2011 financing *

10.2	Exchange Agreement entered into in exchange for the warrant issued in connection with the January 28, 2011 financing *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADEONA PHARMACEUTICALS, INC.

By:	/s/ James S. Kuo
James S. Kuo, M.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
Date: August 15, 2011

GLOSSARY

Term	Definition

Adverse Event
Any adverse change in health or “side-effect” that occurs in a person participating in a clinical trial, from the time they consent to joining the trial until a pre-specified period of time after their treatment has been completed.

Bioavailability	The quantity or fraction of the ingested dose that is absorbed by the body.

AEN-100 (zinc)	Adeona’s proprietary, once-daily, gastroretentive, sustained-release oral tablet formulation of zinc acetate.

AEN-200 (copper)	Adeona’s proprietary oral tablet formulation of copper sulfate.

Clinical Study/Trial	A research study that is conducted to find out if a treatment or procedure is safe and/or effective in humans.

Controlled Clinical Trial
A clinical study that compares patients receiving a specific treatment to patients receiving an alternate treatment for the condition of interest. The alternate treatment may be another active treatment, standard of care for the condition and/or a placebo (inactive) treatment.

Double-blinded Study/Trial	Both the participant and the researcher are unaware of who is receiving the active treatment or the placebo.

Effirma (flupirtine)	Proposed tradename of Adeona’s centrally-acting investigational oral drug for the treatment of fibromyalgia syndrome

FDA – Food & Drug Administration
The U.S. government agency that ensures that medicines, medical devices, medical foods and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

Gastroretentive	Medications designed to be retained in the upper gastrointestinal system.

GMP – Good Manufacturing Practice
Regulations that require that manufacturers, processors, and packagers of drugs, medical devices, some food, and blood take proactive steps to ensure that their products are consistently produced, pure, and stable. GMP regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups, and errors.

GRAS – Generally Recognized As Safe
If the use of a substance in food is generally recognized as safe (GRAS) by qualified experts, then that use is exempted from the premarket approval requirements that apply to food additives under the Federal Food, Drug, and Cosmetic Act (FFDCA).

IND – Investigational New Drug	An application submitted to the FDA for a new drug or biologic that, if allowed, will be used in a clinical trial.

Open-label Clinical Study/Trial	A trial in which both the treating physician and the patient know they are receiving the experimental treatment.

Phase I Clinical Trial	A Phase I trial represents an initial study in a small group of patients to primarily test for safety.

Phase II Clinical Trial	A Phase II trial represents a study in a larger number of patients to assess the safety and efficacy of a product.

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

reaZinTM (zinc cysteine)
Tradename of Adeona’s oral medical food product containing zinc and cysteine, available only by prescription, that is being developed for the dietary management of zinc deficiency associated with Alzheimer's disease.

Single-blinded Study/Trial	One party, either the participant or the researcher, does not know if the participant is taking the active treatment or the placebo.

Study/Trial Coordinator	Staff member who is often the primary contact for research participants and coordinates their care and evaluations throughout the study.

Trimesta (estriol)	Proposed tradename of Adeona’s investigational oral drug for the treatment of relapsing- remitting multiple sclerosis.

wellZinTM (oral zinc lozenge)	Tradename of Adeona’s oral zinc lozenge being developed to reduce the duration and severity of symptoms caused by the common cold.