Form 10-Q
period 2011-09-30
ADEONA PHARMACEUTICALS, INC.
filed 2011-11-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the registrant had 28,209,126 shares of common stock outstanding.

ADEONA PHARMACEUTICALS, INC.

FORM 10-Q

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,608,607	$2,648,853
Short-term investments	2,865,961	-
Accounts receivable – net	494,851	338,510
Other	123,752	343,417
Total Current Assets	8,093,171	3,330,780

Property and equipment, net	371,463	511,142

Goodwill	178,229	178,229

Deposits and other assets	32,300	90,848
Total Assets	$8,675,163	$4,110,999
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$193,015	$265,722
Accrued liabilities	41,012	210,027
Current portion of capital lease	-	24,400
Total Current Liabilities	234,027	500,149

Long Term Liabilities:
Accounts payable	2,335	32,335
Total Liabilities	236,362	532,484

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
28,127,644 issued and 28,209,126 outstanding
and 23,420,189 issued and 23,338,707 outstanding	28,128	23,339
Additional paid-in capital	57,099,249	47,279,416
Accumulated deficit	(48,688,576)	(43,724,240)
Total Stockholders' Equity	8,438,801	3,578,515
Total Liabilities and Stockholders' Equity	$8,675,163	$4,110,999

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
License revenue, net	$-	$-	$-	$2,125,000
Laboratory revenues, net	293,421	289,898	972,121	419,825
Total Revenues	293,421	289,898	972,121	2,544,825

Operating Costs and Expenses:
General and administrative	681,805	601,806	2,649,623	2,000,262
Research and development	288,964	229,044	800,923	962,766
Costs of laboratory services	260,881	192,176	805,881	430,001
Total Operating Costs and Expenses	1,231,650	1,023,026	4,256,427	3,393,029

Loss from Operations	(938,229)	(733,128)	(3,284,306)	(848,204)

Other Income (Expense):
Warrant expense	-	-	(1,491,996)	-
Change in fair value of warrant liability	(164,993)	-	(242,464)	-
Interest income	6,868	-	6,868
Other income (expense)	(1,625)	293	47,562	7,629
Total Other Income (Expense), net	(159,750)	293	(1,680,030)	7,629

Net Loss	$(1,097,979)	$(732,835)	$(4,964,336)	$(840,575)

Net Loss Per Share – Basic and Dilutive	$(0.04)	$(0.03)	$(0.18)	$(0.04)

Weighted average number of common shares outstanding during the period – Basic and Dilutive	28,089,492	23,003,033	27,075,730	22,095,349

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(4,964,336)	$(840,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Recognition of stock-based compensation	483,424	324,885
Stock option modification expense	397,767	-
Stock issued for consulting fees	164,870	157,706
Stock issued as compensation	75,840	46,613
Warrant expense	1,491,996	-
Change in fair value of warrant liability	242,465	-
Unrealized loss on short term investments	205
Depreciation	132,787	271,076
Provision for uncollectible accounts receivable	254,298	250,427
(Gain) loss on sale of equipment	5,692	(3,390)
Gain on settlement of accounts payable	(62,996)	-
Changes in operating assets and liabilities:
Accounts receivable	(410,639)	(607,225)
Other current assets	219,665	163
Deposits and other assets	58,548	-
Accounts payable	(39,711)	(79,034)
Accrued liabilities	(169,015)	(434)
Net Cash Used In Operating Activities	(2,119,140)	(479,788)

Cash Flows From Investing Activities:
Purchase of short term investments	(2,866,166)
Purchase of property and equipment	-	(2,070)
Proceeds from the sale of equipment	1,200	76,460
Net Cash Provided By (Used In) Investing Activities	(2,864,966)	74,390

Cash Flows From Financing Activities:
Repayments under capital lease	(24,400)	(10,878)
Proceeds from issuance of common stock for stock option exercises	7,650	121,878
Proceeds from the issuance of common stock, net of offering costs of $539,390 and $115,276	6,960,610	884,724
Net Cash Provided By Financing Activities	6,943,860	995,724

Net increase in cash	1,959,754	590,326

Cash at beginning of period	2,648,853	2,715,044

Cash at end of period	$4,608,607	$3,305,370

Supplemental disclosures of cash flow information :
Cash paid for interest	$-	$2,784

Cash paid for taxes	$-	$-

Supplemental disclosure for non-cash item:
Reclassification of derivative liability to additional paid in capital	$1,734,461	$-

See accompanying notes to unaudited consolidated financial statements

Adeona Pharmaceuticals, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization

Adeona Pharmaceuticals, Inc. (the “Company” or Adeona”) is a pharmaceutical company focused on developing innovative medicines for the treatment of serious central nervous system diseases. The Company’s strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. Adeona is developing, or has partnered the development of, drug product candidates to treat multiple sclerosis, cognitive dysfunction in multiple sclerosis, fibromyalgia, amyotrophic lateral sclerosis (ALS) and Alzheimer’s disease. The Company is currently focused on the commercialization of wellZinTM, a homeopathic over-the-counter zinc acetate lozenge to reduce the duration and symptoms of the common cold. Adeona is also developing reaZinTM as a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease. Adeona also operates Adeona Clinical Laboratory, a wholly owned clinical reference laboratory that provides a broad array of chemistry and microbiology diagnostic tests.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended September 30, 2011, are not necessarily indicative of results for the full year.

The Company has eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Adeona Clinical Laboratory (formerly Hart Lab, LLC), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”). As of September 30, 2011, EPI, Adeona Clinical Laboratory, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority-owned.

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

The Company generated reimbursements from 3 significant insurance providers for the nine months ended September 30, 2011 and 2010.

Customer	2011	2010
A	69%	68%
B	4%	14%
C	20%	10%

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks, such as the potential risk of business failure. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions not only limit the Company’s access to capital, but also make it difficult for the Company’s customers, the Company’s vendors and the Company to accurately forecast and plan future business activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2011, and December 31, 2010, respectively, the Company had no cash equivalents.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed the federally insured limit of $250,000 per depositor, per bank. The Company also held cash in a money market account that is covered by the Securities Investor Protection Corporation (SIPC) for losses up to $500,000. At September 30, 2011 and December 31, 2010, the balance exceeded the federally insured limit by $2.6 million and $2.1 million, respectively.

Classification of Marketable Securities as Held to Maturity, Trading, and Available for Sale

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held to maturity securities are recorded as either short-term or long-term on the balance sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. All of the Company’s marketable securities at September 30, 2011 are classified as held to maturity.

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

The carrying amounts of the Company’s short-term financial instruments approximate fair value due to the relatively short period to maturity for these instruments.

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of common share equivalents. Since the Company reported a net loss for the nine months ended September 30, 2011 and 2010, all common equivalent shares would be anti-dilutive; as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the nine months ended September 30, 2011 were 2,823,281 and 3,368,738, respectively, and for the nine months ended September 30, 2010 were 2,455,759 and 1,131,078, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified laboratory services, and research and development expenses to general and administrative expenses. These reclassifications had no impact on the Company’s previously reported results of operations or cash flows.

4. Held to Maturity Debt Securities

At September 30, 2011 and December 31, 2010, the Company held investments in marketable securities that were classified as held to maturity and consisted of corporate bonds as follows:

	September 30, 2011	December 31, 2010
Amortized cost	$2,366,166	$-
Unrecognized holding gains	-	-
Unrecognized holding losses	(13,786)	-
Fair value	$2,352,380	$-

Contractual maturities of held to maturity securities at September 30, 2011 are all short-term due to maturity dates of less than one year. The Company determined that these securities are all level 2 inputs in the fair value hierarchy.

5. Property and Equipment

Property and Equipment consisted of the following at September 30, 2011, and December 31, 2010.

	September 30, 2011	December 31, 2010
Leasehold improvements	$2,070	$864,429
Manufacturing equipment	400,045	410,997
Computer and office equipment	160,478	160,478
Laboratory equipment	213,908	213,908
Total	776,501	1,649,812
Less accumulated depreciation	(405,038)	(1,138,670)
Property and equipment, net	$371,463	$511,142

The decrease in leasehold improvements during the nine months ended September 30, 2011, reflects the relocation of the Company’s headquarters within Ann Arbor, Michigan. During the nine months ended September 30, 2011, the Company sold equipment, with a net book value of $6,892, for $1,200, resulting in a loss of $5,692.

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $132,787 and $271,076, respectively.

6. Stock-Based Compensation

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2011, there were 1,320,354 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2011, there are 1,225,427 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven years after the grant date. As of September 30, 2011, there are 277,500 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Exercise price	$ 0.64 - $0.87	$ 0.80	$ 0.64 - $2.22	$ 0.80 - $0.87
Expected dividends	0%	0%	0%	0%
Expected volatility	177% - 180%	192%	177% - 188%	192% - 204%
Risk free interest rates	1.40% - 2.17%	2.54%	1.40% - 3.58%	2.54% - 3.63%
Expected life options	7 years	10 years	5 years - 7 years	10 years
Expected forfeitures	0%	0%	0%	0%

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

During the nine months ended September 30, 2011, the Company granted 377,002 options to employees and consultants having a fair value of $475,003 based upon the Black-Scholes option pricing model. During the same period of 2010, the Company granted 630,000 options to employees having a fair value of $513,750 based upon the Black-Scholes option pricing model.

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

Exercise price	$0.09
Expected dividends	0%
Expected volatility	187.1%
Expected term	5 years
Risk free interest rate	2.03%

A summary of stock option activities as of September 30, 2011, and for the year ended December 31, 2010, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2009	2,561,332	$1.26
Granted	743,332	0.80
Exercised	(255,954)	0.44
Forfeited or expired	(509,619)	0.69
Balance – December 31, 2010	2,539,091	1.32
Granted	377,002	1.50
Forfeited or expired	(82,812)	0.57
Exercised	(10,000)	0.56
Balance – September 30, 2011 - outstanding	2,823,281	$1.37	6.14 years	$233,777

Balance – September 30, 2011 – exercisable	2,366,688	$1.48	5.77 years	$232,827

The options outstanding and exercisable as of September 30, 2011, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,733,282	$1.22	6.24 years	2,276,689	$1.30	5.88 years
$4.58 - 9.05	89,999	5.93	3.01 years	89,999	5.93	3.01 years
	2,823,281	$1.37	6.14 years	2,366,688	$1.48	5.77 years

The options outstanding and exercisable as of September 30, 2010, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 - 4.57	2,365,760	$1.17	6.65 years	1,809,717	$1.30	5.80 years
$4.58 - 9.05	89,999	5.93	4.01 years	89,062	5.93	3.97 years
	2,455,759	$1.35	6.55 years	1,898,779	$1.52	5.72 years

7. Stock Purchase Warrants

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.32 and a life of 5 years. The warrants vested on January 1, 2011 and expire December 31, 2015. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has a $0 net effect to equity. As of September 30, 2011, 30,303 of these warrants remained outstanding.

On January 28, 2011, the Company entered into a Common Stock Purchase Agreement with three institutional investors. As part of this agreement, the Company issued warrants to purchase 1,428,572 shares of common stock. Each warrant was exercisable for thirteen months at $2.00 per share and subsequently exchanged for new warrants with substantially the same terms as the original warrants except that the expiration date was extended for two months. The original warrants had an anti-dilution price protection feature; if the Company issues securities at a price per share that is less than $2.00 per share, the warrant holders will be ratcheted down to the lower offering price. However, the Company had instituted a floor price of $1.40 per share in connection with the price protection. On April 6, 2011, the Company entered into another Common Stock Purchase Agreement that triggered the ratchet provision and re-set the price of these warrants to $1.40. Due to the re-set to the floor price, the warrant liability was marked-to-market and reclassified to additional paid in capital since it ceased to contain the provisions of a derivative liability.

The warrants were recorded as liabilities at their estimated fair value on the commitment date, which was $716,000 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent reporting period. On April 6, 2011, the fair value of the warrant liability was $1,481,143, which represented an increase in fair value of $765,143. The fair value was measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following table:

	Commitment Date	Remeasurement Date April 6, 2011
Closing stock price	$1.39	$2.08
Expected dividend rate	0%	0%
Expected stock price volatility	117.1%	104.6%
Risk free interest rate	0.28%	0.29%
Expected life (years)	1.08	0.85

On August 10, 2011, the Company entered into an agreement to exchange the warrants issued in connection with the January 28, 2011 financing for new warrants with substantially the same terms as the original warrants except that in the new warrants the expiration date was extended by two months.

On April 6, 2011, the Company entered into a Common Stock Purchase Agreement with an institutional investor. As part of this agreement, the Company issued a warrant to purchase 844,391 shares of common stock. The warrant was initially exercisable for thirteen months at $2.0725 per share. The warrant had an anti-dilution price protection feature; that provided if the Company issues securities at a price per share that is less than $2.0725 per share, the exercise price of the warrant will be ratcheted down to the lower offering price. On July 28, 2011, the warrant was exchanged for a new warrant with substantially similar terms except that in the new warrant (i) the anti-dilution price protection was eliminated, (ii) the exercise price was lowered to $1.00, (iii) the expiration date was extended for an additional three months to August 12, 2012, and (iv) the warrant’s initial exercise date was changed to January 2012. Due to this warrant exchange, the warrant liability was marked-to-market and reclassified to additional paid in capital since it ceased to contain the provisions of a derivative liability.

The warrant is recorded as a liability at its estimated fair value on the commitment date, which was $775,995 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent period. On July 28, 2011, the fair value of the warrant liability was $253,317, which represented an increase in fair value of $164,994. The fair value is measured using the Black Scholes valuation model, which is based, in part, upon unobservable inputs for which there is little or no market data, requiring the Company to develop its own assumptions. The assumptions used by the Company are summarized in the following table:

	Commitment Date	Remeasurement Date July 28, 2011
Closing stock price	$2.08	$$0.84
Expected dividend rate	0%	0%
Expected stock price volatility	112.1%	105.6%
Risk free interest rate	0.29%	0.21%
Expected life (years)	1.08	1.04

The following table summarizes the estimated fair value of the warrant liabilities:

Balance at December 31, 2010	$-
Warrant liability	1,491,996
Change in fair value of warrant liability	242,465
Reclassification to additional paid-in capital	(1,734,461)
Balance at September 30, 2011	$-

A summary of warrant activities as of September 30, 2011, and for the year ended December 31, 2010, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2009	1,070,472	$3.27
Granted	60,606	1.32
Exercised	-	-
Forfeited or expired	-	-
Balance – December 31, 2010	1,131,078	3.49
Granted	4,545,926	1.64
Forfeited or expired	(2,292,651)	2.02
Exercised	(15,615)	1.19
Balance – September 30, 2011 - outstanding	3,368,738	$2.00
Balance – September 30, 2011 – exercisable	3,368,738	$2.00

The warrants outstanding as of September 30, 2011, are as follows:

Range of Exercise Price	Number outstanding	Weighted Average Remaining Contractual Life
$1.00	844,391	0.77 years
$1.32	30,303	4.25 years
$1.40	1,428,572	0. 58 years
$2.22	626,809	4.76 years
$3.30	61,207	3.67 years
$3.75	50,000	4.38 years
$6.36	327,456	1.11 years
	3,368,738	1.63 years

8. Stockholders’ Equity

During the nine months ended September 30, 2011, the Company issued 15,000 shares of common stock in connection with the exercise of stock options and warrants for proceeds of $7,650 and 10,615 shares of common stock related to a cashless exercise of warrants. The Company also issued 45,600 shares of common stock for employment service, having a fair value of $75,840 ($1.66 average per share) and 171,796 shares of common stock for consulting services, having a fair value of $164,870 ($0.96 average per share), based on the quoted closing trading prices.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” “plans,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

We are a pharmaceutical company focused on developing innovative medicines for the treatment of serious central nervous system diseases. Our strategy is to license product candidates that have demonstrated a certain level of clinical efficacy and develop them to a stage that results in a significant commercial collaboration. We are developing, or have partnered the development of, drug product candidates to treat multiple sclerosis, cognitive dysfunction in multiple sclerosis, fibromyalgia, amyotrophic lateral sclerosis (ALS) and Alzheimer’s disease. We are currently focused on the commercialization of wellZinTM, a homeopathic over-the-counter zinc acetate lozenge to reduce the duration and symptoms of the common cold. We are also developing reaZinTM as a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease. We also operate Adeona Clinical Laboratory, a wholly owned clinical reference laboratory that provides a broad array of chemistry and microbiology diagnostic tests.

Product Pipeline:

Drug Candidate Development:

•
TrimestaTM (estriol) is being developed for the treatment of relapsing-remitting multiple sclerosis in women. A randomized, double-blind, placebo-controlled clinical trial is currently underway in the United States. As of September 19, 2011, the 150th patient has been enrolled in this clinical trial, per the original protocol. The Lead Principal Investigator has also received funding to continue enrollment of an additional 10-20 patients at all 15 centers.

•
TrimestaTM (estriol) is being developed for the treatment of cognitive dysfunction in female multiple sclerosis patients. A randomized, double-blind, placebo-controlled Phase II clinical trial is currently screening patients for enrollment.

•
EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia. On May 6, 2010, we and Pipex Therapeutics, Inc. (Pipex), our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the United States, Canada and Japan. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

•
AEN-100 (zinc) is being developed for the treatment of amyotrophic lateral sclerosis (ALS), or Lou Gehrig’s disease. We intend to sponsor a multi-center, double-blind, placebo-controlled clinical trial in ALS patients. It is anticipated that the clinical trial will enroll at least 60 patients and that patients will be dosed and monitored for up to 9 months.

•
AEN-100 (zinc) is being developed for the treatment of mild to moderate Alzheimer’s disease. We intend to conduct a randomized, double-blind, placebo-controlled clinical study in patients diagnosed with mild to moderate Alzheimer’s disease who are age 70 and over. It is anticipated that the clinical study will enroll over 100 patients and that the patients will be dosed and monitored for at least 12 months.

Product Candidate Development:

•
wellZinTM (zinc acetate lozenge) is our near-term product candidate to reduce the duration and symptoms of the common cold. On July 28, 2011, we announced that we acquired exclusive access to two sets of clinical data demonstrating, with statistical significance, the safety and efficacy of a particular oral zinc formulation in reducing the duration and severity of symptoms associated with the common cold. Based on the reduction of the duration and symptoms of the common cold demonstrated by the 13.3 mg zinc acetate formulation, we intend to commercialize wellZin, an oral zinc acetate lozenge, as a homeopathic over-the-counter (OTC) medicine.

•
reaZinTM (zinc cysteine) is being developed as a medical food for the dietary management of zinc deficiency associated with Alzheimer's disease. On April 14, 2011, results from a multi-center, randomized, double-blind, placebo-controlled clinical study showed that the primary outcomes of increasing serum zinc and decreasing serum free copper were effectively demonstrated in patients administered reaZin compared to placebo. In addition, on average, the cognitive function of the placebo group, declined over 6 months in comparison to patients managed with reaZin. The cognitive function trends favoring the patients managed with reaZin were observed in all three standardized cognitive tests utilized in our study and suggest that reaZin may provide an important benefit to the dietary management of zinc deficiency associated with Alzheimer’s disease.

Our source of liquidity as of September 30, 2011, is cash, cash equivalents and short-term investments of $7,460,782. Our projected uses of cash include funding further clinical development of our drug candidates and commercialization of our medical food candidate and homeopathic drug, working capital and other general corporate activities. We may also use our cash for the acquisition of businesses, technologies and products that will complement our existing assets.

On January 28, 2011, we entered into a Securities Purchase Agreement with institutional investors, relating to the offering and sale of 2,857,144 shares of common stock, par value $0.001 per share and warrants to purchase 1,428,572 shares of common stock. We raised gross proceeds of $4,000,000, before estimated offering expenses of approximately $300,000, which includes placement agent fees. The offering was made pursuant to t our shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

On April 6, 2011, we entered into a Securities Purchase Agreement with an institutional investor, relating to the offering and sale of 1,688,782 shares of common stock, par value $0.001 per share and a warrant to purchase 844,391 shares of common stock. We raised gross proceeds of $3,500,000, before estimated offering expenses of approximately $250,000, which includes placement agent fees. The offering was made pursuant to our shelf registration statement on Form S-3 (File No. 333-166750), which was declared effective by the Securities and Exchange Commission (SEC) on June 14, 2010.

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

There are currently 8 Food & Drug Administration (FDA)-approved therapies for the treatment of relapsing-remitting multiple sclerosis: Betaseron®, Rebif®, Avonex®, Novantrone®, Copaxone®, Tysabri®, Gylenya® and AmpyraTM. These therapies provide only a modest benefit for patients with relapsing-remitting multiple sclerosis and therefore serve to only delay progression of the disease. All of these drugs except Gylenya® and Ampyra™ require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms), high rates of non-compliance among users, and eventual loss of efficacy due to the appearance of resistance in approximately 30% of patients. Despite the availability of multiple FDA-approved therapies for the treatment of relapsing-remitting multiple sclerosis, the disease is highly underserved and exacts a heavy economic toll. Multiple sclerosis costs the United States more than $10.6 billion annually in medical care and lost productivity according to the Society for Neuroscience.

Background

It has been scientifically documented that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In Multiple Sclerosis) study, a landmark clinical study published in the New England Journal of Medicine followed 254 women with multiple sclerosis during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels. The anti-autoimmune effects of esteriol is thought to be responsible for the therapeutic effects of pregnancy on multiple sclerosis.

Rhonda Voskuhl, M.D., Director, University of California, Los Angeles (UCLA) multiple sclerosis program, UCLA Department of Neurology, has found that pregnancy levels of estriol has potent immunomodulatory effects. She further postulated and tested in pilot clinical studies that oral doses of estriol may have a therapeutic benefit when administered to non-pregnant female multiple sclerosis patients by, in essence, mimicking the spontaneous reduction in relapse rates seen in multiple sclerosis patients during pregnancy.

Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the oral treatment of post-menopausal symptoms. It has never been approved by the United States FDA for any indication.

Clinical Development

Our Trimesta (estriol) drug candidate is for the treatment of relapsing-remitting multiple sclerosis in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial to study the therapeutic effects of 8 mg of oral Trimesta taken daily in non-pregnant female relapsing-remitting multiple sclerosis patients was completed in the United States. The total volume and number of gadolinium-enhancing lesions were measured by brain magnetic resonance imaging (an established neuroimaging measurement of disease activity in multiple sclerosis). Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p =0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels. Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsing-remitting multiple sclerosis patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores.

A Phase II randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the United States. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a 2 year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting multiple sclerosis. Investigators are administering either Trimesta or matching placebo, in addition to a standard of care, glatimer acetate (Copaxone®) injections, an FDA-approved therapy for multiple sclerosis, to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting multiple sclerosis. The primary endpoint in this clinical trial being run under an investigator-initiated Investigational New Drug (IND) application, is relapse rates at two years. As of September 19, 2011, the 150th patient has been enrolled in this clinical trial, per the original protocol. Dr. Voskuhl has also received funding to continue enrollment of an additional 10-20 patients at all 15 centers.

With over $8 million in grant funding to date, the ongoing Trimesta clinical trial should be funded to its completion.This clinical trial previously received a $5 million grant from the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, with support from the National Institutes of Health and $860,440 in grant funding through the American Recovery and Reinvestment Act. In November 2010, the Trimesta multiple sclerosis trial was awarded $244,480 under the Qualifying Therapeutic Discovery Project Program. In March 2011, additional grant funding of $409,426 was received from the NMSS, and in May 2011, grant funding of $1,594,553 was received from the National Institutes of Health/National Institute of Neurological Disorders and Stroke. These recent grants resulted after review of the clinical program.

Cognitive Dysfunction in Multiple Sclerosis
Trimesta (estriol)

Disease

According to the National Multiple Sclerosis Society and the Multiple Sclerosis Society of Canada publication, Hold that Thought! Cognition and MS, it is fairly common for people with multiple sclerosis to complain of problems remembering things, finding the right words, concentrating on a task or something they are reading, or following a conversation. These are all cognitive symptoms of multiple sclerosis. Fifty to sixty-five percent of those affected by multiple sclerosis have cognitive dysfunction. Despite the fact that most symptoms are mild to moderate, they can have a significant impact on a person’s ability to normally function. The overall cognitive dysfunction can be described as a reduction in mental “sharpness.”

The major areas of cognition that can be dysfunctional include what are termed complex attention and executive functions. Complex attention involves multitasking, the speed with which information can be processed, learning and memory, and perceptual skills; executive functions include problem solving, organizational skills, the ability to plan, and word finding. Just as the nature, frequency, and severity of multiple sclerosis-related physical problems can widely vary, not all people with multiple sclerosis will display these cognitive issues, and no two people will experience exactly the same types or severity of problems.

Background

In the investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial conducted by Dr. Rhonda Voskuhl, a statistically significant 14% improvement from baseline in Paced Auditory Serial Addition Test (PASAT) cognitive testing scores (p = 0.04) was observed in the multiple sclerosis patients after six months of Trimesta therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as multiple sclerosis. The PASAT scores are expressed as a mean percent change from baseline.

Clinical Development

Our Trimesta (estriol) drug candidate is also being developed for the treatment of cognitive dysfunction in female multiple sclerosis patients. On November 11, 2011, we announced our intention to provide financial support and Trimesta drug supply for a randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female multiple sclerosis patients. This trial is expected to enroll 64 relapsing-remitting or secondary-progressive female multiple sclerosis patients at University of California, Los Angeles. Patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Dr. Voskuhl will administer either oral Trimesta or a matching placebo, in addition to any FDA-approved multiple sclerosis treatment. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. Patients are currently being screened for enrollment into this trial. On November 11, 2011, we announced that we and a private foundation have pledged to equally support this new clinical trial. The study also received contributions from several other supporters.

Fibromyalgia
Effirma (flupirtine)

Disease

Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, often accompanied by severe fatigue, insomnia and mood symptoms. Fibromyalgia affects an estimated 2-4% of the population worldwide, including an estimated 4 million patients in the United States. There are presently three FDA products approved for this indication in the United States – Lyrica®, Cymbalta® and Savella®. Flupirtine is differentiated from these products in that it employs a unique mode of action. Meda AB of Sweden estimates the United States market for fibromyalgia to be near $1 billion at the time of potential market launch of flupirtine.

Clinical Development

Our Effirma (flupirtine) product candidate is for the treatment of fibromyalgia. Effirma is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica (subsequently acquired by Meda AB) and has been approved and is marketed by Meda AB in Europe since 1984, as well as other countries, for the treatment of pain. It has never been approved by the FDA for any indication.

Meda Corporate Partnership

On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, pursuant to which Meda AB assumed all future development costs and may commercialize flupirtine for fibromyalgia in the United States. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon the FDA’s acceptance of the New Drug Application (NDA) for flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA. Pursuant to the sublicense agreement, we will also receive a 7% royalty on net sales of flupirtine for fibromyalgia in the United States, Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard teaching hospital.

Flupirtine is approved and marketed by Meda AB and its distributors in Europe and other countries for indications other than fibromyalgia and has been prescribed to millions of patients worldwide. We believe that such substantial human experience with flupirtine should greatly assist the FDA in its evaluation of the safety of flupirtine upon review of an NDA of flupirtine for fibromyalgia. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

Amyotrophic Lateral Sclerosis (ALS)
AEN-100 (zinc)

Disease

ALS, also known as Lou Gehrig’s Disease, is a devastating progressive neurodegenerative disease that affects the motor nerve cells in the brain and the spinal cord of predominantly older people of both sexes. It is estimated that as many as 30,000 Americans may have the disease at any given time. The progressive degeneration of the motor neurons in ALS eventually leads to the death of the patient. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. When motor neurons die, the ability of the brain to initiate and control muscle movement is lost. With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed. While non-invasive ventilation and gastrostomy tubes prolong life by 6-12 months, the average lifespan from time of symptom onset is 2-5 years. Currently, RILUTEK® is the only FDA-approved drug for ALS. RILUTEK is an NMDA receptor antagonist and has been shown to prolong life in patients with ALS by 3 months. Presently, there is no cure for ALS, nor is there a known cause.

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

•
The use of zinc therapy for ALS patients is supported in animal models of ALS. Approximately 2% of ALS diagnoses are associated with a mutation in the copper/zinc superoxide dismutase (SOD1) gene. In ALS mutant SOD1 animal models, zinc supplementation has been shown to delay death.

•
Genetic mutations affecting the ability of a protein known as copper/zinc superoxide dismutase (SOD1) to properly bind zinc are associated with the familial form of ALS, which shares many of the same features as the more prevalent sporadic form of ALS.

•	Zinc is an important modifier of glutamate toxicity, a neurotransmitter linked to cell death in ALS patients.

Clinical Development

Preparations are underway to evaluate the safety and efficacy of our proprietary drug candidate, AEN-100, a gastroretentive, sustained-release zinc-based tablet, in a multi-center, double-blind, placebo-controlled clinical trial in ALS patients intended to be conducted under an investigator-initiated IND application. We will provide the study medication and fund the clinical trial, which will be conducted by the neurology team at the PNA Center for Neurological Research.

Efforts are also underway for the manufacturing of clinical trial medication and protocol review by an Institutional Review Board. The multi-center trial is intended to take place at up to six major ALS centers in the United States. It is anticipated that the trial will enroll at least 60 ALS patients, who will continue on RILUTEK® (riluzole) as the standard of care treatment. The patients will be randomized into treatment and matching placebo groups and will receive clinical trial medications for up to 9 months with periodic monitoring. The treatment group will receive our drug candidate, AEN-100, and a commercially available copper pill.

The planned co-primary endpoints are: 1) determining the safety of AEN-100 given to patients once daily with ALS by assessing adverse events and measuring zinc and copper levels every three months; and 2) determining the efficacy of AEN-100 by assessing the rate of disease progression as measured by the ALSFRS-R, a revised ALS functional rating scale that incorporates assessments of respiratory function.

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

Currently the clinical investigators at the PNA Center for Neurological Research are conducting a Phase I/II open label study under an IND application of zinc therapy in ALS patients to determine the safety of zinc in conjunction with low doses of copper. To date, no safety issues related to zinc therapy have been observed in the ALS patients. Principal investigators from the PNA Center for Neurological Research will be presenting the final results from this open-label study at the 22nd International Symposium on ALS/MND in Sydney, Australia being held from November 30 to December 2, 2011. As the findings from this study are the basis for our planned clinical trial, we intend to disclose the results concurrent with the presentation at the international symposium.

Mild to Moderate Alzheimer’s Disease
AEN-100 (zinc)

Disease

Alzheimer's is a progressive neurodegenerative disease in which affected nerve cells in the brain die, making it increasingly difficult for the brain's memory and learning areas to properly function. A person with Alzheimer's disease has problems with memory, judgment and thinking, making it hard for the person to work or take part in normal day-to-day activities. The death of the nerve cells occurs gradually over a period of years. According to the Alzheimer’s Association, it is estimated that over 5 million Americans today have Alzheimer’s disease and that America spends $183 billion caring for people with Alzheimer’s and other dementias. Revised guidelines have recently been published for diagnosing Alzheimer’s disease that could double the population size. We believe that dysfunction of proper zinc and copper handling in the brain is implicated in Alzheimer’s disease.

Clinical Development

We announced the top-line results in April 2011 from a randomized, double-blind, placebo-controlled clinical study evaluating reaZin in Alzheimer’s patients. This study met its primary endpoint of increasing serum zinc and reducing free copper in serum. Secondary endpoints showed trends that cognitive function (as measured by three standardized cognitive tests) of the patients managed with reaZin on average, remained relatively stable over six months compared to the placebo group, which showed deterioration on average. We conducted further analyses to determine if certain subgroups in the patient sample benefitted from reaZin more than others. After analyzing a number of independent variables associated with the patients enrolled in the clinical study on a post-hoc basis, the strongest relationship was found to be between age and cognitive outcomes. Patients in the study ranged from 52 to 86 years of age. Patients in the placebo group, on average, showed age-related cognitive decline – the older the patient, the greater the rate of cognitive decline. In contrast, patients in the reaZin treatment group, on average, showed cognitive stabilization, independent of their age. Therefore, the older the reaZin treatment patient, the greater the amount of cognitive benefit compared to the placebo patients of the same age.

These observations were supported by a post-hoc age-related subgroup analysis that showed dosing-compliant patients age 70 and over (approximately the oldest three quartiles of the patients evaluable at the end of the study) demonstrated statistically significant improvements in two of the three cognitive scoring measurements in the reaZin treatment group compared to the placebo group. As presented below, in this subgroup, two of the three standard cognitive measures reached statistical significance (p < 0.05) as determined by the p-values (the average changes in cognitive scores from baseline to 6 months in the treatment group compared to the placebo group). The p-values were as follows:

•	ADAS-Cog - Alzheimer's Disease Assessment Scale - Cognitive Subscale p-value: 0.037
•	CDR-SOB - Clinical Dementia Rating Scale - Sum of Boxes p-value: 0.032
•	MMSE - Mini Mental State Examination p-value: 0.067

Based upon the apparent cognitive benefit observed in older patients who were managed with reaZin (our medical food) in comparison to patients who received the matching placebo, we are preparing a larger clinical study protocol to evaluate patients diagnosed with mild to moderate Alzheimer’s disease who are age 70 and over. It is anticipated that the clinical study will enroll over 100 patients and that the evaluation period will be at least 12 months. The intention is to develop our proprietary AEN-100, a zinc-based tablet, as a drug and to conduct this new clinical study under an IND application to be filed with the FDA.

Product Development Programs

Common Cold
wellZin (zinc acetate lozenge)

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

Product Development

We are currently focused on the commercialization of wellZinTM, our oral zinc acetate lozenge intended to reduce the duration and symptoms of the common cold when taken within 24 hours of symptom onset. Plans for manufacturing, packaging and marketing of wellZin are currently underway. On November 4, 2011, we executed an agreement with F&F Foods of Chicago, Illinois, to provide commercial-scale manufacturing of wellZin. wellZin is intended to be marketed as a homeopathic OTC medicine for adults in the United States.

Our proprietary wellZin contains 13.3 mg of zinc acetate based on clinical findings from two independent, randomized, double-blind, placebo-controlled studies conducted by Ananda S. Prasad, M.D., Ph.D. Pursuant to the agreement with Dr. Prasad, a Distinguished Professor of Internal Medicine at Wayne State University School of Medicine, an Adeona Scientific Advisory Board member, we acquired exclusive access to these two sets of clinical data demonstrating, the safety and efficacy of a particular oral zinc formulation in reducing the duration and severity of symptoms associated with the common cold as summarized by the following:

•
A randomized, double-blind, placebo-controlled study of 50 participants demonstrated that compared to the placebo group, the zinc lozenge group (13.3 mg of zinc acetate) had a mean overall reduction of the following ( JID , 2008; 197:795-802):

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

Both of the clinical studies demonstrated that these zinc lozenges were well-tolerated by the treatment participants and that the zinc and placebo groups did not significantly differ in the incidences of adverse effects. Clinical data from Dr. Prasad’s two studies are included in the “Zinc for the Common Cold Review” (“Cochrane Review”) prepared by The Cochrane Collaboration® and published in 2011. In the Cochrane Review, the authors included 15 studies that enrolled a combined 1,360 participants and concluded that zinc administered within 24 hours of onset of symptoms reduces the duration and severity of the common cold in healthy people.

Zinc Deficiency Associated with Alzheimer’s Disease
reaZin (zinc cysteine)

Product Development

Our reaZin (zinc cysteine) product candidate is being developed as a medical food to be sold by prescription only for the dietary management of zinc deficiency associated with Alzheimer’s disease. reaZin is a proprietary, once-daily, gastroretentive, sustained-release, oral tablet formulation of zinc and cysteine. All constituents included in reaZin are believed to have Generally Recognized as Safe (GRAS) status according to FDA standards. reaZin was invented and developed by us to achieve the convenience of once-daily dosing, high bioavailability (the quantity or fraction of the ingested dose that is absorbed) and to minimize gastrointestinal side effects of oral zinc therapy.

Our clinical study evaluating reaZin was divided into two parts. Part 1 was a 13-patient, three-arm, single-dose, comparator study in Alzheimer's disease patients that compared the tolerability and bioavailability of oral reaZin to Galzin® (the only FDA-approved zinc preparation) and placebo. On April 14, 2010, we announced results from Part 1 of the study demonstrated a superior serum zinc bioavailability and a substantially lower incidence of adverse effects in Alzheimer's disease patients in favor of reaZin compared to Galzin.

On April 14, 2011, top-line results from Part 2 of the clinical study (a controlled, randomized, double-blind, placebo-controlled clinical study at 2 centers in the United States) were presented at the 63rd Annual Meeting of the American Academy of Neurology. Findings from 42 of 57 subjects were evaluable at the end of the study (21 subjects in the reaZin group and 21 subjects in the placebo group). The primary outcomes of the study were effectively demonstrated as the patients administered reaZin showed significant reductions in serum free copper levels and elevations in serum zinc levels over the placebo group, resulting in a statistically significant change in the free copper to zinc ratio of p < 0.0006 (the primary endpoint). In addition, the cognitive function of the placebo group, on average, declined over 6 months in comparison to patients managed with reaZin . The cognitive function trends favoring the patients managed with reaZin were observed in all three standardized cognitive tests utilized in our study and suggest that reaZin may provide benefit to the dietary management of zinc deficiency associated with Alzheimer’s disease.

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

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received. During the nine months ended September 30, 2011 our sole revenue was laboratory revenue and for the nine months ended September 30, 2010, our stream of revenue was license and laboratory revenues.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues,net. Total net revenues for the three months ended September 30, 2011 and 2010 were $293,421 and $289,898, respectively. Revenues consisted of laboratory revenues from Adeona Clinical Laboratory. The slight increase in laboratory revenues for the three months ended September 30, 2011, reflects an increase in the client base and the expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory.

General and Administrative Expenses. General and administrative expenses increased to $681,805 for the three months ended September 30, 2011, from $601,806 for the three months ended September 30, 2010. This increase of 13% is primarily the result of increased salary expense and consultant fees. The non-cash charge relating to stock-based compensation expense was $50,509 for the three months ended September 30, 2011, compared to $68,493 for the three months ended September 30, 2010.

Research and Development Expenses. Research and development expenses increased to $288,964 for the three months ended September 30, 2011, from $229,044 for the three months ended September 30, 2010. This increase of approximately 26% is primarily the result of increased costs associated with our new clinical programs and the development costs associated with the commercialization of wellZin. Research and development expenses also include a non-cash charge relating to stock-based compensation expense of $5,749 for the three months ended September 30, 2011, compared to $19,817 for the three months ended September 30, 2010.

Costs of Laboratory Services. Costs of laboratory services increased to $260,881 for the three months ended September 30, 2011, from $192,176 for the three months ended September 30, 2010. This increase of approximately 36% is primarily the result of increased costs associated with the increased client base and expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory, including salary and supply costs.

Total Other Income (Expense), net. Total net other expense was $159,750 for the three months ended September 30, 2011, compared to $293 of other income for the three months ended September 30, 2010. Total net other expense for the three months ended September 30, 2011, includes $164,993 relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at September 30, 2011. Other income for the three months ended September 30, 2011 included $6,868 of interest income from our short-term investments.

Net Loss. Our net loss was $1,097,979, or $0.04 per common share for the three months ended September 30, 2011, compared to net loss of $732,835, or $0.03 per common share for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Revenues, net. Total net revenues for the nine months ended September 30, 2011 and 2010 were $972,121 and $2,544,825, respectively. Revenues consisted of $972,121 of laboratory revenues for the nine months ended September 30, 2011 and $2,125,000 from the flupirtine sublicense fee with Meda and $419,825 of laboratory revenues from Adeona Clinical Laboratory for the nine months ended September 30, 2010. The increase in laboratory revenues for the nine months ended September 30, 2011, reflects an approximate 132% increase in laboratory revenues from the nine months ended September 30, 2010. This significant change in laboratory revenue resulted from an increase in the client base and the expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory.

General and Administrative Expenses. General and administrative expenses increased to $2,649,623 for the nine months ended September 30, 2011, from $2,000,262 for the nine months ended September 30, 2010. This increase of 32% is primarily the result of the increase in stock-based compensation expense for the nine months ended September 30, 2011. The non-cash charge relating to share-based compensation expense was $860,833 for the nine months ended September 30, 2011, compared to $252,100 for the nine months ended September 30, 2010. The stock-based compensation for the nine months ended September 30, 2011 includes a one-time charge of $397,767 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses. Research and development expenses decreased to $800,923 for the nine months ended September 30, 2011, from $962,766 for the nine months ended September 30, 2010. This decrease of 17% is primarily the result of decreased costs associated with the discontinuation in prior periods of some of our clinical programs. Research and development expenses also include a non-cash charge relating to share-based compensation expense of $20,358 for the nine months ended September 30, 2011, compared to $72,785 for the nine months ended September 30, 2010.

Costs of Laboratory Services. Costs of laboratory services increased to $805,881 for the nine months ended September 30, 2011, from $430,001 for the nine months ended September 30, 2010. This increase of approximately 87% is primarily the result of increased costs associated with the increased client base and expansion of in-house diagnostic testing services to include a full array of microbiology testing at Adeona Clinical Laboratory, including salary and supply costs.

Total Other Income (Expense), net. Total net other expense was $1,680,030 for the nine months ended September 30, 2011, compared to other income of $7,629 for the nine months ended September 30, 2010. Total net other expense for the nine months ended September 30, 2011, includes $1,734,460 relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at September 30, 2011. Other income for the nine months ended September 30, 2011 included $62,996 relating to the settlement of accounts payable previously accrued in prior periods and $6,868 of interest income from our short-term investments.

Net Loss. Our net loss was $4,964,336, or $0.18 per common share for the nine months ended September 30, 2011, compared to a net loss of $840,575, or $0.04 per common share for the nine months ended September 30, 2010.

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

Our cash, cash equivalents and short-term investments totaled $7,474,568 as of September 30, 2011, an increase of $4,825,715 from December 31, 2010. During the nine months ended September 30, 2011, the primary sources of cash were net proceeds from the issuances of common stock to institutional investors of $6,960,610 and stock option exercises of $7,650. The primary use of cash during the nine months ended September 30, 2011 was for working capital requirements. Our cash, cash equivalents and short-term investments at October 31, 2011 was approximately $7.2 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $48.7 million as of September 30, 2011. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), who also serves as our principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development of and commercialization of Effirma (flupirtine) for fibromyalgia in the United States, Canada and Japan and laboratory revenues from Adeona Clinical Laboratory, we have generated very minimal revenues. As of September 30, 2011, our accumulated deficit totaled approximately $48.7 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our prescription drug product candidates, we will not be permitted to sell our drugs and therefore will not have product revenues from the sale of drug products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees, homeopathic product revenues, laboratory revenues and grants. If the upfront licensing fee we received together with the proceeds from our recent financings, potential wellZin revenues and laboratory revenues are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

•	continue to undertake preclinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop our product candidates for commercialization;

•	implement additional internal systems and infrastructure;

•	lease additional or alternative office facilities; and

•	hire additional personnel, including members of our management team.

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

Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

Our operations have been limited to organizing and staffing our company, acquiring, developing, and securing our proprietary technology, and undertaking preclinical trials and Phase I/II, Phase II and Phase III clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

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

We have no experience in marketing a homeopathic OTC drug product such as wellZin, nor can we provide any assurance that clinical data we acquired in July 2011 will be perceived as demonstrating sufficient clinical benefit to permit us to be accepted by the market or profitably market such a homeopathic drug product. Even if we are able to successfully manufacture wellZin or have it manufactured for us and establish distribution channels, there can be no assurance that wellZin will receive market acceptance.

We may not generate additional revenue from our relationships with our corporate collaborators.

On May 6, 2010, we and Pipex, our wholly owned subsidiary, entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our flupirtine program. There can be no assurance that Meda AB will successfully develop flupirtine for fibromyalgia in the United States, Canada or Japan that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the sublicense agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones. According to Meda’s 2010 Annual Report, flupirtine for fibromyalgia is currently in Phase II development.

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

•	the availability of alternative and competing tests or products and technological innovations or other advances in medicine that cause our technologies to be less competitive;

•	compliance with federal, state and foreign regulations governing laboratory testing and the sale and marketing of diagnostic or other tests, including copper and zinc status tests;

•	the accuracy rates of such tests, including rates of false-negatives and/or false-positives;

•	concerns regarding the safety effectiveness or clinical utility of our tests;

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

During the nine months ended September 30, 2011 we generated revenues from three significant insurance providers, which accounted for 69%, 4% and 20% of our revenue for such nine month period. During the nine months ended September 30, 2010, we generated revenues from the same significant insurance providers, which accounted for 68%, 14% and 10% of our revenues for such nine month period. The loss of revenue from these insurance providers could have an immediate significant adverse effect upon our revenue and results of operations.

We have experienced several management changes.

We have had significant changes in management in the past three years. Effective June 26, 2009, Max Lyon was appointed our Chief Executive Officer and President, while Steve Kanzer remained as Chairman of our Board. Effective February 6, 2010, James S. Kuo, M.D., M.B.A., was appointed as Chairman of our Board, Chief Executive Officer and President and Mr. Lyon resigned from his position as Chief Executive Officer, President and director. Effective October 31, 2011, Jeff Lucero Riley was appointed as independent, non-executive Chairman of our Board; Dr. Kuo remains as Chief Executive Officer, President and a member of the Board. Changes in our key positions, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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

We will need FDA approval to commercialize our prescription drug product candidates in the United States and approvals from equivalent regulatory authorities in foreign jurisdictions to commercialize our prescription drug product candidates in those jurisdictions. In order to obtain FDA approval for marketing any of these product candidates, we must submit to the FDA an NDA, demonstrating that the product candidate is safe for humans and effective for its intended use and that the product candidate can be consistently manufactured and is stable. This demonstration requires significant research and animal tests, which are referred to as “preclinical studies,” human tests, which are referred to as “clinical trials” as well as the ability to manufacture the product candidate, referred to as “chemistry, manufacturing, and controls” or “CMC.” We will also need to file additional IND applications and protocols in order to initiate clinical testing of our drug candidates in new therapeutic indications and delays in obtaining required FDA and institutional review board approvals to commence such studies will delay our initiation of such planned additional studies.

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

Companies that currently sell or are developing both generic and proprietary pharmaceutical compounds to treat central nervous system diseases include: Pfizer, GlaxoSmithKline Pharmaceuticals, Merck & Co., Eli Lilly & Co., Biogen Idec, Forest Laboratories, Novartis, Teva Pharmaceuticals, Prana Biotechnology, Merz & Co., Alcon and Bausch and Lomb. Companies that currently sell or are developing homeopathic OTC drugs to reduce the duration and severity of symptoms caused by the common cold include: ProPhase Labs, Inc. and Matrixx Initiatives, Inc. Many of our competitors have significant financial and human resources. In addition, academic research centers may develop technologies that compete with our Trimesta, modified release zinc preparations (reaZin and AEN-100), wellZin and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

No assurance can be given that our once daily reaZin, a medical food for the dietary management of zinc deficiency associated with Alzheimer’s disease, or our wellZin , a homeopathic OTC zinc acetate lozenge to reduce the duration and symptoms of the common cold, will be viewed as more effective than current zinc therapies or any newly developed therapies or demonstrate sufficient clinical benefit to gain market acceptance.

Competitors could develop and/or gain FDA approval of our products for a different indication.

Since we do not have composition of matter patent claims for flupirtine and estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma (flurpirtine) and Trimesta (estriol) have been approved for marketing in overseas countries for different uses and an oral immediate release form of zinc is approved in the Unites States and Europe for the treatment of Wilson’s disease. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the United States or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine or estriol in various formulations or delivery systems that might adversely affect our ability or the ability of our sublicensee to develop and market these products in the United States. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine, estriol and zinc for different applications than what we are developing. Many of these companies may have more resources than us. Should a competitor obtain FDA approval for its product for any indication prior to us, we might be precluded under the Hatch-Waxman Act to obtain approval for our product candidates for a period of five years. We cannot provide any assurances that our products will be FDA approved prior to our competitors.

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

None of our drug candidates or our reaZin medical food product candidate contain the patented ingredient zinc-monocysteine and is instead the subject of pending United States and international patent applications initially filed in January 2006 (see. United States Ser. No 11/621,962), which may not provide substantial protection from competitive products until such pending patents issue, if at all. As a medical food, no regulatory protection is afforded through FDA regulations to prevent others from marketing similar products. Similarly, the CopperProof Test Panel offered by our Adeona Clinical Laboratory subsidiary is the subject of pending patent applications that are expected to require a substantial amount of time to issue in order to provide protection from potential competitors.

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

Our reaZin medical food and AEN-100 drug candidate (gastroretentive, sustained-release zinc-based tablets) are the subject of United States and international pending patent applications, such as published United States patent application Ser. No. 11/621,962 and corresponding international applications that claim priority to January 10, 2006 as well as additional unpublished patent applications. On October 26, 2011, we received a final rejection letter with regard to United States patent application Ser. No. 11/621,962 We have several options to consider with regard to this patent including filing: a response, a Notice of Appeal, or a Request for Continued Examination. We expect to take further action by January 26, 2012.

Our oral zinc lozenge, wellZin, is currently not covered by any issued or pending patents. No assurance can be given that others will not develop and market competing products.

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

As of September 30, 2011, we had 15 employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

For manufacturing and nonclinical information for Trimesta (estriol), we previously relied upon an agreement with Organon, a division of Schering-Plough, for access to clinical, nonclinical, stability and drug supply relating to estriol, the active ingredient in Trimesta, which is currently used in the clinical trial for relapsing-remitting multiple sclerosis. Organon informed us of its decision to discontinue supply of estriol tablets beyond that required to satisfy our planned needs of the ongoing clinical trial for relapsing-remitting multiple sclerosis. We believe our current supply of estirol is sufficient for the ongoing clinical trial for relapsing-remitting multiple sclerosis. In addition, we have identified and contracted an alternative supplier of estriol and an alternative manufacturer of Trimesta tablets for our recently announced clinical trial for cognitive dysfunction in multiple sclerosis.

Our plans to launch reaZin as a medical food for the dietary management of zinc deficiency in Alzheimer’s disease and clinical testing of AEN-100 will depend upon the successful cGMP manufacture, quality control and acceptable results of stability studies. In April 2011, we engaged TG United, Inc. of Brooksville, Florida, a third party contract manufacturer, to provide commercial-scale manufacturing for reaZin. There can be no assurance that TG United, Inc. will be able to manufacture reaZin in such quantities on a timely basis as we require.

Our plans to launch wellZin, our zinc acetate lozenge as a homeopathic OTC medicine to reduce the duration and symptoms of the common cold will depend on the successful cGMP manufacture and quality control of wellZin. On November 4, 2011, we executed an agreement with F&F Foods of Chicago, Illinois, to provide commercial-scale manufacturing of wellZin. There can be no assurance that F&F Foods will be able to manufacture wellZin in such quantities on a timely basis as we require.

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

Our business exposes us to potential product liability and other types of claims and our exposure will increase as we prepare to commercialize wellZin, our zinc acetate lozenge to reduce the duration and symptoms of the common cold. We do not currently have any product liability or malpractice insurance that would cover us against any product liability, or malpractice claims. Any such claim would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition. Even if it is available, product liability insurance for the pharmaceutical and biotechnology industry generally is expensive. Adequate insurance coverage may not be available at a reasonable cost. We cannot assure you that we can or will be able to obtain product liability or malpractice insurance policies on commercially acceptable terms, or at all.

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

Currently, our directors, executive officer, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our board of directors and the vote on issues submitted to our stockholders. Our executive officer, directors and principal stockholders beneficially owned approximately 12.1 million shares of our common stock, including the stock options and warrants exercisable within 60 days of September 30, 2011. Because our common stock has from time to time been “thinly traded”, the sale of these shares by our executive officer, directors and principal stockholders could have an adverse effect on the market for our stock and our share price.

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

Furthermore, in the last few years, the FDA has issued several warning letters to companies marketing medical foods, questioning the basis upon which the products qualified as a medical food and objecting to certain claims made for the products. Because there is little guidance on what constitutes a medical food, and given the current regulatory climate for these products, we cannot provide any assurance that FDA would agree with the positioning of our products as medical foods.

We intend to develop our zinc candidate, AEN-100, as a drug and intend to file an IND with the FDA in order to conduct necessary clinical trials to support new medical claims and ultimately file one or more NDA with respect to such products which would subject us to time, expense and uncertainty associated with achieving approval of such NDA by the FDA.

It is anticipated that the marketing of wellZin, a homeopathic OTC drug, will involve claims that this product assists in reducing the duration and symptoms of the common cold. Under FDA and FTC rules, we are required to obtain scientific data to support any claims we make concerning our products. Although we have scientic data to support our intended product claims, we cannot be certain that these scientific data will be deemed acceptable to the FDA, FTC or other regulatory bodies. If any regulatory body requests supporting information and we are unable to provide support that is acceptable, either the FDA or FTC could force us to stop making the claims in question or restrict us from selling the affected products. Further, because there is no premarket review or approval of homeopathic OTC drug products, we cannot provide any assurance that the FDA would agree with the positioning of any of our products as a homeopathic OTC drug.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, 2011, we exchanged the warrant issued in connection with the April 6, 2011 financing for a new warrant with substantially the same terms as the original warrant. We exchanged our warrant with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

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

On August 10, 2011, we entered into an agreement to exchange the warrants issued in connection with the January 28, 2011 financing for new warrants. We exchanged our warrant with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED AND REMOVED

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

4.1	Form of Warrant issued in exchange of the warrant issued in connection with the April 6, 2011 financing 1

4.2	Form of Warrant issued in exchange of the warrant issued in connection with the January 28, 2011 financing 1

10.1	Exchange Agreement entered into in exchange for the warrant issued in connection with the April 6, 2011 financing 1

10.2	Exchange Agreement entered into in exchange for the warrant issued in connection with the January 28, 2011 financing 1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

1	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADEONA PHARMACEUTICALS, INC.

By:	/s/ James S. Kuo
James S. Kuo, M.D., M.B.A.
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)
Date: November 14, 2011

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

FDA – Food & Drug Administration
The United States government agency that ensures that medicines, medical devices, medical foods and radiation-emitting consumer products are safe and effective. Authorized by Congress to enforce the Federal Food, Drug, and Cosmetic Act and several other public health laws, the agency monitors the manufacture, import, transport, storage, and sale of $1 trillion worth of goods annually.

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

Single-blinded Study/Trial	One party, either the participant or the researcher, does not know if the participant is taking the active treatment or the placebo.

Study/Trial Coordinator	Staff member who is often the primary contact for research participants and coordinates their care and evaluations throughout the study.

Trimesta (estriol)	Proposed tradename of Adeona’s investigational oral drug for the treatment of relapsing- remitting multiple sclerosis.

wellZinTM (oral zinc acetate lozenge)	Tradename of Adeona’s oral zinc acetate lozenge being developed to reduce the duration and symptoms of the common cold.