Form 10-K/A
period 2011-12-31
Synthetic Biologics, Inc.
filed 2012-05-11
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On May 1, 2012, we were informed by Berman & Company, P.A. (“Berman & Company”), our independent registered accounting firm, that during a regular Public Company Accounting Oversight Board (“PCAOB”) inspection of Berman & Company, the PCAOB issued a comment that the audit opinion included in our Annual Report on Form 10-K for the year ended December 31, 2011 was issued by a partner at Berman & Company who was not authorized under the PCAOB rules to issue the opinion or act as our named engagement partner with respect to the Form 10-K audit (or prior 2011 Form 10-Q interim reviews) after the original engagement partner rotated off the account under the Securities and Exchange Commission’s independence rules as it pertains to partner rotation (S-X Rule 2-01 - Qualifications of Accountants).

We believe that our previously filed financial statements for the year ended December 31, 2011 are accurate. In addition, we have not been informed by Berman & Company or the PCAOB, that our previously filed financial statements for the year ended December 31, 2011 are not accurate or otherwise invalid. As a matter of precaution the new engagement partner at Berman & Company has since: (i) taken full responsibility for the audit as the lead engagement partner on the audit, (ii) performed a detailed review of all audit procedures related to the original audit for sufficiency and (iii) reissued the audit opinion. We are filing this Annual Report on Form 10-K/A solely for the purpose of providing the reissued audit opinion and related disclosure, and subsequent event disclosure regarding the appointment of an independent, non-executive Chairman of the Board on May 10, 2012. The review performed by the new audit partner did not result in any changes to our financial statements or notes to the financial statements for the year ended December 31, 2011, other than the addition of the May 1, 2012 and May 10, 2012 disclosures in the subsequent event note to the financial statements.

SYNTHETIC BIOLOGICS, INC.

FORM 10-K/A

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

An important feature of our product candidates developed in collaboration with Intrexon may be the incorporation of Intrexon’s RheoSwitch Therapeutic System ®. Such system is intended to provide unprecedented control of therapeutic protein expression through the use of a highly specific orally available activating ligand that can be taken by patients on a daily basis as one or more pills. In this way, the levels of in vivo protein expression may be adjusted from time to time by treating physicians through simple dose adjustment of the oral activating ligand. Such system also provides an important safety mechanism not previously available in gene therapy clinical trials since in the absence of taking an oral pill, protein expression would not be expected to occur.

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

Fibromyalgia

Effirma (flupirtine)

Disease

Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, often accompanied by severe fatigue, insomnia and mood symptoms. Fibromyalgia affects an estimated 3-6% of the population worldwide, including an estimated 10 million people in the U.S. There are presently three FDA products approved for this indication in the U.S. – Lyrica ®, Cymbalta ® and Savella ®. Flupirtine is differentiated from these products in that it employs a unique mode of action.

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

Upon termination of the Channel Agreement, we may continue to develop and commercialize any Product that, at the time of termination:

•	is being commercialized by us,
•	has received regulatory approval,

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority,
•	is the subject of at least an ongoing Phase II clinical trial (in the case of a termination by Intrexon due to our uncured breach or a voluntary termination by us), or an ongoing Phase I clinical trial in the Field (as defined in the Channel Agreement) (in the case of a termination by us due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by us or our election not to pursue development of a Superior Therapy), or
•	we have spent at least $4.5 million developing.

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

Item 1A.        Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K/A and the other information included and incorporated by reference in this Form 10-K/A, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

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

The recent issue raised by the PCAOB with our auditor may have a negative impact on our ability to raise additional capital.

On May 1, 2012, we were informed by Berman & Company that during a regular PCAOB inspection of Berman & Company, the PCAOB issued a comment that the audit opinion included in our Annual Report on Form 10-K for the year ended December 31, 2011 was issued by a partner at Berman & Company who was not authorized under the PCAOB rules to issue the opinion or act as our named engagement partner with respect to the Form 10-K audit (or prior 2011 Form 10-Q interim reviews) after the original engagement partner rotated off the account under the Securities and Exchange Commission’s independence rules as it pertains to partner rotation (S-X Rule 2-01 – Qualifications of Accountants).

We have included with this Annual Report on Form 10-K/A a reissued audit opinion for the year ended December 31, 2011, from a licensed CPA at Berman & Company who: (i) was the manager of our December 31, 2011 audit, (ii) was recently made a partner of the firm, (iii) had performed most of the audit work on the December 31, 2011 audit after the original audit partner rotated off the account (iv) is serving as our engagement partner on a going forward basis and has taken full responsibility for the audit as the lead partner of the audit and (v) has performed a review of all audit procedures related to the audit sufficiency. We have sought guidance from the SEC staff regarding this matter and intend to file a waiver request to extent it becomes necessary to allow us to use Form S-3, however, no assurance can be given as to the outcome of any such waiver request. If we are unsuccessful in our attempt to obtain a waiver from the SEC, for a period of time up to one year we may be ineligible to utilize our Registration Statement on Form S-3 to issue securities which may negatively impact our ability to raise necessary funds on terms acceptable to us, if at all.

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

We have had significant changes in management in the past few years. Jeffrey Riley was appointed Chief Executive Officer and President on February 3, 2012. Effective February 6, 2012, C. Evan Ballantyne was appointed Chief Financial Officer. James S. Kuo, M.D., served as Chief Executive Officer and President from February 6, 2010 until February 3, 2012. Max Lyon served as Chief Executive Officer, President and director from June 26, 2009 until February 6, 2010. Changes in our key positions, as well as additions of new personnel and departures of existing personnel, can be disruptive, might lead to additional departures of existing personnel and could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

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
May 11, 2012

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

The warrants were initially recorded as liabilities at their estimated fair value on the commitment date, which was $716,000 with subsequent changes in estimated fair value recorded as a warrant expense in the Company’s statement of operations at each subsequent reporting period. On April 6, 2011, the fair value of the warrant liability was $1.5 million, which represented an increase in fair value of $765,000. The fair value was measured using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

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

On May 1, 2012, the Company was informed by Berman & Company, P.A. (“Berman & Company”), the Company’s independent registered accounting firm, that during a regular Public Company Accounting Oversight Board (“PCAOB”) inspection of Berman & Company, the PCAOB issued a comment that the audit opinion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 was issued by a partner at Berman & Company who was not authorized under the PCAOB rules to issue the opinion or act as our named engagement partner with respect to the Form 10-K audit (or prior 2011 Form 10-Q interim reviews) after the original engagement partner rotated off the account under the Securities and Exchange Commission’s independence rules as it pertains to partner rotation (S-X Rule 2-01 - Qualifications of Accountants).

The Company believes that the previously filed financial statements for the year ended December 31, 2011 are accurate. In addition, the Company has not been informed by Berman & Company or the PCAOB, that the previously filed financial statements for the year ended December 31, 2011 are not accurate or otherwise invalid. As a matter of precaution the new engagement partner at Berman & Company has since: (i) taken full responsibility for the audit as the lead engagement partner on the audit, (ii) performed a detailed review of all audit procedures related to the original audit for sufficiency and (iii) reissued the audit opinion. The review performed by the new audit partner did not result in any changes to the Company’s financial statements or notes to the financial statements for the year ended December 31, 2011, other than the addition of the May 1, 2012 and May 10, 2012 disclosures in this subsequent event note to the financial statements.

On May 10, 2012, Jeffrey J. Kraws was appointed as the independent, non-executive Chairman of the Board. For his service as independent, non-executive Chairman of the Board, Mr. Kraws will be issued options exercisable for 100,000 shares of the Company’s common stock and will receive annual compensation of $150,000. The fair value of these options will be measured using the Black-Scholes valuation model.

Item 9.          Changes In and Discussions with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K/A, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

Item 9B.         Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Jeffrey Riley	49	Chief Executive Officer, President and Director
C. Evan Ballantyne	52	Chief Financial Officer
Jeffrey J. Kraws	47	Chairman
Steve H. Kanzer, C.P.A, J.D.	48	Director
James S. Kuo, M.D.	47	Director
Nelson K. Stacks	41	Director
Scott L. Tarriff	52	Director
Jeffrey Wolf, J.D.	49	Director

Jeffrey Riley. Mr. Riley, a member of the Synthetic Biologics’ Board of Directors since March 2010 and Chairman of the Board from November 2011 to May 2012, was appointed as the Company’s President and Chief Executive Officer in February 2012. Since November 2009 until January 2012, Mr. Riley served as the Managing Director of 526 Ventures, a life science-focused consulting firm with a commercial and transactional focus, and from April 2009 until February 2012 he was the business officer of Ruga Corporation, a Stanford University spin-out oncology drug discovery company focused on targeting tumor adaptive responses. From January 2005 until January 2010, Mr. Riley was a member of the advisory board and a venture partner of Queensland Biocapital Fund, an Australia-based venture fund. Mr. Riley has held senior corporate and commercial development positions with multiple venture-backed biotech companies. In these positions, he was responsible for raising equity and negotiating alliances including in-licensing, out-licensing, distribution agreements, technology acquisitions and research agreements with large pharmaceutical companies and government agencies. Mr. Riley's pharmaceutical experience includes commercial management and mergers and acquisition roles for Pfizer and SmithKline Beecham. Additionally, Mr. Riley served as CFO and VP Corporate Development for Nichols Institute Diagnostics, later acquired by Corning and spun out as Quest Diagnostics. Mr. Riley’s education includes: a B.S. degree from Boise State University, coursework at UCSF/Berkeley in drug discovery/development and participation in a dual-degree graduate program, an M.B.A./M.I.M. sponsored by Arizona State University and the Thunderbird School of Global Management.

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

Jeffrey J. Kraws. Mr. Kraws has been a director since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012.  Since 2003, Mr. Kraws has served Chief Executive Officer and co-founder of Crystal Research Associates. Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York-Buffalo. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis.

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

PART IV

Item 15.          Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of December 31, 2011 and 2010

3.	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001 and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998)

3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

3.5	By-Laws (Incorporated by reference to (i) Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed October 19, 2009 and (ii) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2010. )

3.6	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 2, 2011.)

3.7	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012.)

4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)

*4.2	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.)

*4.3	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.)

*4.4	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010.)

4.5	Form of Warrant Certificate issued to Enclave Capital LLC (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed July 6, 2010.)

4.6	Form of Warrant to Purchase Common Stock issued January 2011(Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

4.7	Form of Warrant to Purchase Common Stock issued April 2011(Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)

4.8	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued April 2011(Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)

4.9	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued February 2011(Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)

4.10	Form of Warrant to Purchase Common Stock issued February 2012 (Incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.)

10.1	Unit Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)

10.2	License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed November 14, 2008.)

*10.3	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009.)

10.4	Warrant Cancellation and Registration Rights Agreement between Accredited Adventures Capital LLC and Adeona (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 20, 2009.)*

10.5	Stock Purchase Agreement with Neil O. Colwell and Connie Colwell (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2009.)

10.6	Escrow Agreement Nayaran Torke (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.7	Consulting Agreement with Nayaran Torke (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.8	Purchase Agreement 1st Amendment HartLab LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.9	Purchase Agreement 2nd Amendment Hartlab LLC (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed July 16, 2009.)

10.10	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)

*10.11	Employment Agreement with James S. Kuo, M.D., (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 9, 2010.)

*10.12	Separation Agreement with Max Lyons (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 9, 2010.)

10.13	Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 11, 2010.)

10.14	Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010.)

10.15	Placement Agent Agreement with Enclave Capital LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)

10.16	Common Stock Purchase Agreement with Seaside 88,LP (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)

10.17	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

10.18	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)

10.19	McLean Hospital Corporation Exclusive License Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed March 31, 2011)

10.20	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)

10.21	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)

10.22	Exchange Agreement with respect to Warrant issued April 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)

10.23	Exchange Agreement with respect to Warrant issued February 2011(Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)

10.24	Exclusive Cannel Collaboration Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 21, 2011.)

10.25	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 21, 2011.)

10.26	Registration Rights Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 21, 2011.)

*10.27	Employment Agreement with Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2012.)

10.28	Consulting Agreement with Dr. James Kuo (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 6, 2012.)

*10.29	Employment Agreement with C. Evan Ballantyne (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 7, 2012.)

*10.30	Employment Agreement with Steve H. Kanzer (1)Incorporated by reference to Exhibit 10.304 of the Registrant's Annual Current ReReport on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.)

10.31	Membership Interest Purchase Agreement by and among Synthetic Biologics, Inc., Hartlab LLC, and Adeona Clinical Laboratory, LLC, dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012.)

10.32	Pledge and Security Agreement between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012.)

10.33	Non-Recourse Promissory Note between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed March 12, 2012.)

10.34	Financial Advisory Agreement with Griffin Securities, Inc. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.)

21	List of Subsidiaries (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K filed March 30, 2012.)

23.1	Consent of Independent Registered Accounting Firm (1)

31.1	Certification of Jeffrey Riley, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification of C. Evan Ballantyne, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification of Jeffrey Riley, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification C. Evan Ballantyne, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

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
Jeffrey Riley
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 11, 2012

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 11, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Jeffrey Riley
Date: May 11, 2012	Jeffrey Riley
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: May 11, 2012	By:	/s/ Steve H. Kanzer
Steve H. Kanzer
Director

Date: May 11, 2012	By:	/s/ James S. Kuo
James S. Kuo
Director

Date: May 11, 2012	By:	/s/ Nelson K. Stacks
Nelson K. Stacks
Director

Date: May 11, 2012	By:	/s/ Scott L. Tarriff
Scott L. Tarriff
Director

Date: May 11, 2012	By:	/s/ Jeffrey Wolf
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

