Form 10-Q
period 2012-03-31
Synthetic Biologics, Inc.
filed 2012-05-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, the registrant had 33,016,175 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share amounts)

Assets	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash	$6,802	$6,678
Accounts receivable - net	440	405
Other	83	16
Assets of discontinued operations	-	23
Total Current Assets	7,325	7,122

Property and equipment, net	303	323

Long-term note receivable	700	-

Deposits and other assets	21	31
Total Assets	$8,349	$7,476

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$316	$388
Accrued liabilities	127	29
Total Current Liabilities	443	417
Total Liabilities	443	417

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
32,857,609 issued and 32,776,127 outstanding and
31,374,002 issued and 31,292,520 outstanding	33	31
Additional paid-in capital	60,946	58,901
Accumulated deficit	(53,073)	(51,873)
Total Stockholders' Equity	7,906	7,059
Total Liabilities and Stockholders' Equity	$8,349	$7,476

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Costs and Expenses:
General and administrative	$1,468	$1,233
Research and development	386	231
Total Operating Costs and Expenses	1,854	1,464

Loss from Continuing Operations	(1,854)	(1,464)

Other Income (Expense):
Warrant expense	-	(716)
Change in fair value of warrant liability	-	(94)
Loss on the sale of equipment	-	(5)
Other income	5	56
Total Other Income (Expense), net	5	(759)

Net Loss from Continuing Operations	(1,849)	(2,223)

Net Income from Discontinued Operations	649	37

Net Loss	$(1,200)	$(2,186)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.06)	$(0.09)
Discontinued operations	0.02	-

Net Loss Per Share	$(0.04)	$(0.09)

Weighted average number of shares outstanding
during the period - Basic and Dilutive	32,003,164	25,220,694

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,849)	$(2,223)
Net income from discontinued operations	649	37
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	508	768
Stock issued as employee compensation	-	76
Stock issued for consulting fees	-	58
Warrant expense	-	716
Change in fair value of warrant liability	-	94
Depreciation	20	80
Provision for uncollectible accounts receivable	8	21
Loss on sale of equipment	-	5
Gain on the settlement of accounts payable	-	(63)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(111)
Other current assets	(67)	268
Note receivable	(700)	-
Deposits and other assets	10	68
Assets of discontinued operations	23	3
Accounts payable	(72)	154
Accrued liabilities	98	(192)
Liabilities of discontinued operations	-	(40)
Net Cash Used In Operating Activities	(1,415)	(281)

Cash Flows From Investing Activities:
Proceeds from the sale of equipment	-	1
Net Cash Provided By Investing Activities	-	1

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	68	8
Proceeds from issuance of common stock for warrant exercises	1,471	-
Proceeds from issuance of common stock	-	4,000
Cash paid as direct offering costs	-	(296)
Net Cash Provided By Financing Activities	1,539	3,712

Net increase in cash	124	3,432

Cash at beginning of period	6,678	2,649

Cash at end of period	$6,802	$6,080

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”), formerly Adeona Pharmaceuticals, Inc., is a biotechnology company focused on the development of synthetic DNA-based therapeutics and innovative disease-modifying medicines for serious illnesses. In the area of synthetic biology, the Company is initially developing a product candidate to treat pulmonary arterial hypertension (PAH). The Company also intends to expand new and existing collaborations in the synthetic biology area. In addition, Synthetic Biologics has several clinical-stage programs that are being funded, or partially funded, by grants, charitable organizations and corporate partners. In this area we are developing, or have partnered the development of, product candidates to treat relapsing-remitting multiple sclerosis (MS), cognitive dysfunction in MS, fibromyalgia and amyotrophic lateral sclerosis (ALS).

Medical Indication	Product Candidate	Status
PAH	Synthetic DNA-based therapy	Preclinical

Relapsing-remitting MS	Trimesta (oral estriol)	All patients enrolled in Phase II clinical trial; dosing and monitoring underway

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

Fibromyalgia	Effirma	Partnered with Meda AB
(oral flupirtine)

ALS	AEN-100	Phase II/III clinical trial preparation underway
(gastroretentive zinc acetate)

2.   Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of December 31, 2011, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012, are not necessarily indicative of results for the full year.

The Company has seven subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”) and Putney Drug Corp. (“Putney”). As of March 31, 2012, EPI, Healthmine and Putney are wholly owned and Pipex Therapeutics, Solovax, CD4 and Epitope are majority-owned.

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

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received.  For the three months ended March 31, 2012 and 2011, the Company’s only stream of revenue was laboratory revenue. Laboratory revenues are a component of discontinued operations for the three months ended March 31, 2012 and 2011. See Note 4 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

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

The Company generated reimbursements from 3 significant insurance providers in March 31, 2012 and 2011, as follows:

Customer	2012	2011
A	68%	69%
B	5%	18%
C	9%	5%

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less.  At March 31, 2012 and 2011, respectively, the Company had no cash equivalents.

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

At December 31, 2011, in connection with the Company classifying Adeona Clinical Laboratory as discontinued operations, previously recorded goodwill was considered impaired. See Note 4 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

Net Earnings (Loss) per Share

Net earnings (loss) per share is computed by dividing net earnings (loss) less preferred dividends for the period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of common shares outstanding including the effect of common share equivalents. Since the Company reported a net loss for the three months ended March 31, 2012 and 2011, all common equivalent shares would be anti-dilutive; as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the three months ended March 31, 2012 were 3,843,465 and 2,414,922, respectively, and for the three months ended March 31, 2011 were 2,273,072 and 2,554,650, respectively.

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

4.	Discontinued Operations of Adeona Clinical Laboratory and Note Receivable

On March 8, 2012, the Company sold all of its interest in Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner. In connection with the sale of the Lab, the consideration received was (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) $700,000 payable pursuant to the terms of a two-year non-recourse promissory note bearing interest at 5.7% per annum secured by all of the assets of the Lab. The note and all unpaid interest are due on March 1, 2014.

In accordance with ASC Topic 205-20 “Presentation of Financial Statements—Discontinued Operations ” (ASC 205-20), the Company determined that all the criteria had been met and classified the Lab as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. The assets of the discontinued operations are presented separately under the caption “Assets of discontinued operations” in the accompanying Consolidated Balance Sheets at March 31, 2012, and December 31, 2011, and consist of the following (in thousands ):

	March 31, 2012	December 31, 2011
Assets of discontinued operations:
Property and equipment, net	$-	$23
Total assets	$-	$23

The summarized statement of operations data for Adeona Clinical Laboratory for the three months ended March 31, 2012 and March 31, 2011 are as follows (in thousands):

	March 31,
	2012	2011
Laboratory fees, net	$115	$323

Operating Costs and Expenses:
General and administrative	27	35
Cost of laboratory services	116	251
Total operating costs and expenses	143	286
Income (loss) from discontinued operations	(28)	37

Other Income:
Gain on the sale of Adeona Clinical Laboratory	677	-

Net income from discontinued operations	$649	$37

5.	Selected Balance Sheet Information

Accounts receivable consisted of the following at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$736	$692
Bad debt allowance - customer	(296)	(287)
Accounts receivable, net	$440	$405

Property and Equipment consisted of the following at March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Manufacturing equipment	$400	$400
Computer and office equipment	159	159
Laboratory equipment	136	136
Total	695	695
Less accumulated depreciation	(392)	(372)
Property and equipment, net	$303	$323

Depreciation expense for the three months ended March 31, 2012 and 2011 was $20,000 and $80,000, respectively.

6.	Stock-Based Compensation

During 2001, Pipex Therapeutics’ board of directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2012, there were 1,066,007 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s board of directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2012, there are 1,031,394 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the board of directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven to ten years after the grant date. As of March 31, 2012, there are 1,746,064 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Exercise price	$1.14 – $2.47	$1.21 – $2.22
Expected dividends	0%	0%
Expected volatility	108% – 174%	185% – 188%
Risk free interest rates	0.37% – 1.98%	2.81% – 3.58%
Expected life options	10 years	5 years – 7 years
Expected forfeitures	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	one-half vesting immediately and the remainder over three years
●	monthly over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and remaining annually over two years,
●	one-eighth immediate vesting with remaining vesting over two years,
●	one-half immediate vesting with remaining vesting over nine months; and
●	one quarter immediate vesting with the remaining over three years.

During the three months ended March 31, 2012, the Company granted 1,300,000 options to employees and consultants having a fair value of approximately $3 million based upon the Black-Scholes option pricing model.  During the same period of 2011, the Company granted 324,502 options to employees having a fair value of approximately $433,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of March 31, 2012, and for the year ended December 31, 2011, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	2,539,091	$1.32
Granted	557,002	1.26
Exercised	(23,333)	0.57
Forfeited or expired	(93,750)	0.59
Balance – December 31, 2011	2,979,010	1.34
Granted	1,300,000	2.35
Exercised	(289,343)	0.23
Forfeited or expired	(146,202)	0.80
Balance – March 31, 2012 – outstanding	3,843,465	$1.79	7.18 years	$2,230,000

Balance – March 31, 2012 – exercisable	2,323,320	$1.62	5.73 years	$1,814,000

The options outstanding and exercisable as of March 31, 2012, are as follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
Range of		Average	Remaining		Average	Remaining
Exercise Price	Options	Exercise Price	Contractual Life	Options	Exercise Price	Contractual Life
$0.09 - $4.57	3,753,466	$1.69	7.29 years	2,233,321	$1.44	5.86 years
$4.58 - $9.05	89,999	5.93	2.51 years	89,999	5.93	2.51 years
$0.09 - $9.05	3,843,465	$1.79	7.18 years	2,323,320	$1.62	5.73 years

The options outstanding and exercisable as of March 31, 2011, are as follows:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted	Weighted Average
Range of		Average	Remaining		Average	Remaining
Exercise Price	Options	Exercise Price	Contractual Life	Options	Exercise Price	Contractual Life
$0.09 - $4.57	2,721,921	$1.22	6.75 years	2,183,073	$1.32	6.27 years
$4.58 - $9.05	89,999	5.93	3.51 years	89,999	5.93	3.51 years
$0.09 - $9.05	2,811,926	$1.37	6.65 years	2,273,072	$1.50	6.16 years

Options of Subsidiary

During 2004 and 2007, CD4 granted 30,000 options. On August 5, 2009, 10,000 of these options expired. As of March 31, 2012, a total of 20,000 options were outstanding and exercisable with an exercise price of $0.20 and a remaining contractual life of 0.12 years.

As of March 31, 2012, Epitope has 50,000 options outstanding and 20,000 options exercisable with an exercise price of $0.001 and a remaining contractual life of 6.25 years.  These options were granted during 2008, vest annually over 5 years, and have a fair value of $50, which was determined using the Black-Scholes model with the following assumptions: expected dividend yield of 0%; expected volatility of 200%, risk free interest rate of 2.47% and an expected life of 10 years.

7.	Stock Purchase Warrants

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of twelve months that began on February 20, 2012. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain milestones. Upon initiation of the program, 50,000 of the performance warrants vested. The performance warrant is exercisable for a period of two years from the date the agreement was executed for an exercise price equal to the price of the Company’s common stock on the date of execution. The fair value of the warrant approximated $61,000 and was measured using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$ 2.20
Expected dividends	0%
Expected volatility	108%
Risk free interest rate	0.37%
Expected life of warrant	2 years
Expected forfeitures	0%

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant is paid a monthly fee and on February 2, 2012, was issued a warrant exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price of the Company’s common stock on the date of issue. The fair value of the warrant approximated $200,000 and was measured using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$ 1.14
Expected dividends	0%
Expected volatility	174%
Risk free interest rate	0.71%
Expected life of warrant	5 years
Expected forfeitures	0%

On April 6, 2011, the Company entered into a Common Stock Purchase Agreement with an institutional investor. As part of this agreement, the Company issued a warrant to purchase 844,391 shares of common stock. The warrants have an exercise price of $1.00 and a life of fifteen months. The warrants vested immediately and expire August 10, 2012. As of March 31, 2012, 344,391 of these warrants remained outstanding.

On January 28, 2011, the Company entered into a Common Stock Purchase Agreement with three institutional investors. As part of this agreement, the Company issued warrants to purchase 1,428,572 shares of common stock. The warrants have an exercise price of $1.40 and a life of fifteen months. The warrants vested immediately and expire May 1, 2012. As of March 31, 2012, 746,429 of these warrants remained outstanding.

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.32 and a life of 5 years. The warrants vested on January 1, 2011 and expire December 31, 2015. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of March 31, 2012, 18,182 of these warrants remained outstanding.

 A summary of warrant activities as of March 31, 2012, and for the year ended December 31, 2011, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2010	1,131,078	$3.49
Granted	2,272,963	1.25
Exercised	(15,615)	1.03
Expired	(129,240)	2.08
Balance – December 31, 2011	3,259,186	1.95
Granted	350,000	1.90
Exercised	(1,194,264)	1.24
Expired	-	-
Balance – March 31, 2012 - outstanding	2,414,922	$2.36

Balance – March 31, 2012 – exercisable	2,214,922	$2.37

The warrants outstanding as of March 31, 2012, are as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.00	369,391	369,391	0.36 years	$443,000
$1.14	100,000	100,000	4.84 years	106,000
$1.32	18,182	18,182	3.75 years	16,000
$1.40	721,429	721,429	0.08 years	577,000
$2.20	250,000	50,000	1.96 years	-
$2.22	517,257	517,257	4.66 years	-
$3.30	61,207	61,207	3.30 years	-
$3.75	50,000	50,000	3.88 years	-
$6.36	327,456	327,456	0.61 years	-
	2,414,922	2,214,922	1.81 years	$1,142,000

8.	Stockholders’ Equity

During the three months ended March 31, 2012, the Company issued 289,343 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $68,000. The Company also issued 1,194,264 shares of common stock in connection with the exercise of warrants, for proceeds of approximately $1.5 million.

9.	Subsequent Events

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

The Company received funds from the exercise of warrants but will not issue any shares under any of its outstanding registration statements on Form S-3 until such time as it receives guidance from the SEC whether the issue disclosed herein affects the Company’s ability to continue to issue securities thereunder. The Company intends to return all of the funds to the warrant holders. The Company has sought guidance from the SEC staff regarding this matter and intends to file a waiver request to the extent it becomes necessary.

On May 10, 2012, Jeffrey J. Kraws was appointed as the independent, non-executive Chairman of the Board. For his service as independent, non-executive Chairman of the Board, Mr. Kraws will receive annual compensation of $150,000. Additionally, Mr. Kraws was granted options to purchase 100,000 shares of the Company’s common stock with an exercise price equal to our per share market price on the date of issue. These options will vest pro rata, quarterly over a two year period with the first quarterly issuance of 12,500 options vesting immediately. The Company measured the fair value of the stock options at approximately $166,000 using a Black-Scholes valuation model; these warrants were indexed to the Company’s own stock.

The Black-Scholes assumptions used in calculating the fair value of the stock options are as follows:

Exercise price	$1.70
Expected dividends	0%
Expected volatility	171%
Risk free interest rate	1.28%
Expected life of options	7 years
Expected forfeitures	0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, found in our Annual Report on Form 10-K/A. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K/A. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Synthetic Biologics,” refer to Synthetic Biologics, Inc. (formerly Adeona Pharmaceuticals, Inc.) and its subsidiaries.

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

Product Pipeline:

Synthetic Biologics:

●

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

(UltraVector® and RheoSwitch Therapeutic System® are registered trademarks of Intrexon Corporation)

Funded / Small Molecule Clinical Programs:

●	TrimestaTM (oral estriol) is being developed as an oral once-daily treatment for relapsing-remitting MS in women. Patient enrollment of 164 patients is complete in this randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at 15 centers in the U.S. Patients are being dosed and monitored for two years. This clinical trial is supported by grants exceeding $8 million, which should be sufficient to fund the trial through completion. Current sales of injectable disease-modifying therapies for MS are estimated at $8.9 billion annually. According to various reports, sales of oral disease-modifying therapies for MS, of which Trimesta™, if and when approved, would be in such class, are anticipated to grow from $500 million in 2010 to $5 billion annually by 2017.

●

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

●	EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia. On May 6, 2010, we entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. According to Meda’s 2011 Annual Report, flupirtine for fibromyalgia is in Phase II development. The sublicense agreement provides that all ongoing and future development costs are to borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the U.S. is $6 billion.

●	AEN-100 (gastroretentive zinc acetate) is being developed under an investigator-initiated IND application for the treatment of ALS, also known as Lou Gehrig’s disease. We intend to sponsor a multi-center, double-blind, placebo-controlled, adaptively designed Phase II/III clinical trial in ALS patients. It is anticipated that the clinical trial will comprise two phases. The first phase of the trial is anticipated to enroll at least 65 patients randomized to receive either AEN-100 or placebo for a period of six months at which time the average change in functional rating between the groups will be compared via an interim analysis conducted on a blinded basis. Should the interim analysis meet the threshold criteria in favor of the treatment group, the second phase of the study will be initiated and will seek to enroll approximately 50 additional subjects to receive treatment for nine months. This study is intended to be conducted by PNA which previously sponsored and completed a successful pilot Phase I/II study of oral zinc therapy for ALS. Separately, PNA intends to conduct a Phase I study of AEN-100 in normal volunteers prior to initiating the Phase II/III clinical trial in ALS patients. We have committed to support approximately $400,000 to PNA for the first phase of the Phase II/III clinical trial study, payable based upon study enrollment and milestones. There is only one approved therapy for ALS, the efficacy of which is considered to be marginal. Based on an estimated annual price of $10,000 per ALS patient, we estimate that the total market potential in the U.S. is $300 million.

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

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $53.1 million through March 31, 2012. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Synthetic DNA-Based Therapeutic for PAH

Our initial synthetic DNA-based therapeutic product candidate is intended for the treatment of PAH, a serious life-threatening lung disease. This product candidate is designed to deliver DNA that encodes a therapeutic protein called prostacyclin synthase (PGIS) locally to the pulmonary arteries of PAH patients via a single pulmonary catheter procedure and via an oral daily pill, control the long-term local expression of such therapeutic protein.

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

Current sales of injectable disease-modifying therapies for MS are estimated at $8.9 billion annually.  According to various reports, sales of oral disease-modifying therapies for MS, of which Trimesta, if and when approved, would be in such class, are anticipated to grow from $500 million in 2010 to in excess of $5 billion annually by 2017.

Background

It has been scientifically documented that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In MS) study, a landmark clinical study published in the New England Journal of Medicine followed 254 women with MS during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71 percent (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120 percent (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels. The anti-autoimmune effects of estriol are thought to be responsible for the therapeutic effects of pregnancy on MS.

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

Cognitive Dysfunction in Multiple Sclerosis

Trimesta (oral estriol)

Disease

According to the NMSS and the Multiple Sclerosis Society of Canada publication, Hold that Thought! Cognition and MS , it is fairly common for people with MS to complain of problems remembering things, finding the right words, concentrating on a task or something they are reading, or following a conversation. These are all cognitive symptoms of MS. Of those affected by MS, 50-65% have cognitive dysfunction issues. Despite the fact that most symptoms are mild to moderate, they can have a significant impact on a person’s ability to normally function. The overall cognitive dysfunction can be described as a reduction in mental “sharpness.”

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

Flupirtine is approved and marketed by Meda AB and its distributors in Europe and other countries for indications other than fibromyalgia and has been prescribed to millions of patients worldwide. We believe that such substantial human experience with flupirtine should greatly assist the FDA in its evaluation of the safety of flupirtine upon review of an NDA of flupirtine for fibromyalgia. According to Meda’s 2011 Annual Report, flupirtine for fibromyalgia is in Phase II development.

Amyotrophic Lateral Sclerosis (ALS)

AEN-100 (gastroretentive zinc acetate)

Disease

ALS, also known as Lou Gehrig’s disease, is a devastating progressive neurodegenerative disease that affects the motor nerve cells in the brain and the spinal cords. It is estimated that as many as 30,000 Americans may have the disease at any given time. The progressive degeneration of the motor neurons in ALS eventually leads to the death of the patient. Motor neurons reach from the brain to the spinal cord and from the spinal cord to the muscles throughout the body. When motor neurons die, the ability of the brain to initiate and control muscle movement is lost. With voluntary muscle action progressively affected, patients in the later stages of the disease may become totally paralyzed. While non-invasive ventilation and gastrostomy tubes prolong life by 6-12 months, the average lifespan from time of symptom onset is 2-5 years. Currently, RILUTEK® is the only FDA-approved drug for ALS. RILUTEK is an N-methyl d-aspartate (NMDA) receptor antagonist and has been shown to prolong life in patients with ALS by 3 months. Presently, there is no cure for ALS.

Based on an estimated annual price of $10,000 per ALS patient, we estimate that the total market potential in the U.S. is $300 million.

Background

Clinical investigators at the PNA cite multiple lines of scientific research that suggest a potential benefit of zinc therapy for ALS patients, including:

●	The use of zinc therapy for ALS patients is supported in animal models of ALS. Approximately 2% of ALS diagnoses are associated with a mutation in the copper/zinc superoxide dismutase (SOD1) gene. In ALS mutant SOD1 animal models, zinc supplementation has been shown to delay death.

●	Genetic mutations affecting the ability of a protein known as copper/zinc SOD1 to properly bind zinc are associated with the familial form of ALS, which shares many of the same features as the more prevalent sporadic form of ALS.

●	Zinc is an important modifier of glutamate toxicity, a neurotransmitter linked to cell death in ALS patients.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable were reported at realizable value, net of allowances for doubtful accounts, which were estimated and recorded in the period the related revenue was recorded. We estimated and reviewed the collectability of our receivables based on a number of factors, including the period they were outstanding. Historical collection and payer reimbursement experience was an integral part of the estimation process related to allowances for doubtful accounts associated with Adeona Clinical Laboratory. In addition, we regularly assessed the state of our billing operations in order to identify issues, which impacted the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates were recorded as an adjustment to bad debt expense. Receivables deemed uncollectible were charged against the allowance for doubtful accounts. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.   We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received.  For the three months ended March 31, 2012 and 2011, our only stream of revenue was laboratory revenue. Laboratory revenues are a component of discontinued operations for the three months ended March 31, 2012 and 2011. See Note 4 to the Notes to the Consolidated Financial Statements – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

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

 Laboratory Revenues

We primarily recognized revenue for services rendered upon completion of the testing process. Billing for services reimbursed by third-party payers, including Medicare and Medicaid, were recorded as revenues, net of allowances for differences between amounts billed and the estimated receipts from such payers.

We maintained a sales allowance to compensate for the difference in our billing practices and insurance company reimbursements. In determining this allowance, we looked at several factors, the most significant of which is the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior 12 months, otherwise known as the yearly average adjustment amount. The allowance taken was the averaged yearly average adjustment amount for these prior periods and multiplied by the period’s actual gross sales to determine the actual sales allowance for each period.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

General and Administrative Expenses

General and administrative expenses increased to $1.5 million for the three months ended March 31, 2012, from $1.2 million for the three months ended March 31, 2011. This increase of approximately 19% is primarily the result of the increased salary expense and consulting fees. The non-cash charge relating to stock-based compensation expense was $499,000 for the three months ended March 31, 2012, compared to $759,000 for the three months ended March 31, 2011. The stock-based compensation expense for the three months ended March 31, 2011 includes a one-time charge of $398,000 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses

Research and development expenses increased to $386,000 for the three months ended March 31, 2012, from $231,000 for the three months ended March 31, 2011. This increase of approximately 67% is primarily the result of the expansion of our pipeline, including the initiation of preclinical and clinical programs. Research and development expenses also include a non-cash charge relating to stock-based compensation expense of $9,000 for the three months ended March 31, 2012 and 2011.

Other Income (Expense), net

Other income was $5,000 for the three months ended March 31, 2012. Other expense was $759,000 for the three months ended March 31, 2011. Other expense for the three months ended March 31, 2011, included $810,000 relating to the estimated fair value of the warrants associated with the January 2011 financing, adjusted for the change in their fair value at March 31, 2011. Other income for the three months ended March 31, 2011 included $63,000 relating to the settlement of accounts payable previously accrued in prior periods.

Net Loss from Continuing Operations

Our net loss from continuing operations was $1.8 million, or $0.06 per common share for the three months ended March 31, 2012, compared to a net loss of $2.2 million, or $0.09 per common share for the three months ended March 31, 2011.  The decrease in net loss from continuing operations resulted from no warrant liability offset by increases in general and administrative expenses and research and development expenses for the three months ended March 31, 2012.

Net Income from Discontinued Operations

Our net income from discontinued operations was $649,000, or $0.02 per common share for the three months ended March 31, 2012, compared to net income of $37,000, or $0.00 per common share for the three months ended March 31, 2011.  On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC for a gain of $677,000. This resulted in the classification of the Lab as discontinued operations. See Note 4 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fees and to a lesser extent from the proceeds from the sale of our common stock under our registration statement on Form S-3, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $6.8 million as of March 31, 2012, an increase of approximately $100,000 from December 31, 2011.   During the three months ended March 31, 2012, the primary sources of cash were proceeds from the stock option exercises of $68,000 and warrant exercises of $1.5 million.  The primary use of cash during the three months ended March 31, 2012 was for working capital requirements. Our cash at April 30, 2012 was approximately $6.5 million.

Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as, license fees from potential corporate partners and joint ventures. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $53.1 million as of March 31, 2012. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs and timing of regulatory approvals; and
●	profitability of our clinical laboratory diagnostic and microbiology services business.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we have recently sold, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold recently, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of March 31, 2012, our accumulated deficit totaled approximately $53.1 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

●	continue to undertake preclinical development and clinical trials for our product candidates;

●	seek regulatory approvals for our product candidates;

●	develop our product candidates for commercialization;

●	implement additional internal systems and infrastructure;

●	lease additional or alternative office facilities; and

●	hire additional personnel, including members of our management team.

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

On May 1, 2012, we were informed by Berman & Company that during a regular PCAOB inspection of Berman & Company, the PCAOB issued a comment that the audit opinion included in our Annual Report on Form 10-K for the year ended December 31, 2011 was issued by a partner at Berman & Company who was not authorized under the PCAOB rules to issue the opinion or act as our named engagement partner with respect to the Form 10-K audit or subsequent interim reviews after the original engagement partner rotated off of the account under the Securities and Exchange Commission’s independence rules as it pertains to partner rotation (S-X Rule 2-01 -- Qualifications of Accountants).

We included in our Annual Report on Form 10-K/A, filed on May 11, 2012, an updated audit opinion for the year ended December 31, 2011, from a licensed CPA at Berman & Company who: (i) was the manager of our December 31, 2011 audit, (ii) was recently made a partner of the firm, (iii) had performed most of the audit work on the December 31, 2011 audit after the original audit partner rotated off of the account and (iv) will serve as our engagement partner on a going forward basis. We have sought guidance from the SEC staff regarding this matter and intend to file a waiver request to allow it to use Form S-3 to the extent it becomes necessary, however, no assurance can be given as to the outcome of any such waiver request. If we are unsuccessful in our attempt to obtain a waiver from the SEC, for a period of time of up to one year we may be ineligible to utilize our Registration Statement on Form S-3 to issue securities which may negatively impact our ability to raise necessary funds on terms acceptable to us, if at all.

We have a limited operating history on which investors can base an investment decision.

We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. We have only recently entered into the emerging field of synthetic biology, and there can be no assurance that we will be successful in commercializing any products in such field. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

●	continuing to undertake preclinical development and clinical trials;

●	participating in regulatory approval processes;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities.

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

On May 6, 2010, we entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our flupirtine program. There can be no assurance that Meda AB will successfully develop flupirtine for fibromyalgia in the U.S., Canada or Japan that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the sublicense agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones. According to Meda’s 2011 Annual Report, flupirtine for fibromyalgia is in Phase II development.

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

Since we do not have composition of matter patent claims for flupirtine, estriol or zinc acetate, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in both Effirma (flurpirtine) and Trimesta (oral estriol) have been approved for marketing in overseas countries for different uses and an oral immediate release form of zinc is approved in the U.S. and Europe for the treatment of Wilson’s disease. Other companies, including the original developers or licensees or affiliates may seek to develop Effirma or Trimesta or their respective active ingredient(s) for other uses in the U.S. or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain flupirtine, estriol or zinc in various formulations or delivery systems that might adversely affect our ability or the ability of Meda to develop and market these products in the U.S. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of flupirtine, estriol and zinc for different applications than what we are developing. Many of these companies may have more resources than us. We cannot provide any assurances that our products will be FDA-approved prior to our competitors.

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

As of April 30, 2012, we had eight employees. We have also engaged regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities and have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaboration with Intrexon. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

Certain of our directors, scientific advisors, and consultants serve as officers, directors, scientific advisors, or consultants of other biopharmaceutical or biotechnology companies that might be developing competitive products to ours. Other than corporate opportunities, none of our directors are obligated under any agreement or understanding with us to make any additional products or technologies available to us. Similarly, we can give no assurances, and we do not expect and stockholders should not expect, that any biomedical or pharmaceutical product or technology identified by any of our directors or affiliates in the future would be made available to us other than corporate opportunities. We can give no assurances that any such other companies will not have interests that are in conflict with our interests.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IND application with the FDA to commence clinical trials;

●	identification of, and acceptable arrangements with, one or more clinical sites;

●	obtaining IRB approval to commence clinical trials;

●	unforeseen safety issues;

●	determination of dosing;

●	lack of effectiveness during clinical trials;

●	slower than expected rates of patient recruitment;

●	inability to monitor patients adequately during or after treatment;

●	inability or unwillingness of medical investigators to follow our clinical protocols; and

●	unwillingness of the FDA or IRBs to permit the clinical trials to be initiated.

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

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, Trimesta (oral estriol) has received grants totaling over $8 million, predominantly from the Southern California Chapter of the NMSS and the National Institutes of Health which funds a majority of the ongoing clinical trial in relapsing-remitting MS for women. Although we believe that the grant funding received to date is sufficient to complete the current clinical trial based upon current cost estimates, if we experience any additional unanticipated costs or require further clinical trials, and our scientific collaborator is unable to maintain or receive additional grants, we might be forced to scale back or terminate the development of this product candidate. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (oral estriol) program. The on-going and future development and commercialization of Effirma (flupirtine) for fibromyalgia is the responsibility of Meda AB and no assurance can be given that Meda will gain the FDA’s acceptance of the NDA or obtain NDA approval from the FDA of flupirtine for fibromyalgia.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 8.8 million shares of our common stock, including stock options and warrants exercisable within 60 days of April 30, 2012. Our executive officers, directors and principal stockholders together beneficially owned approximately 11.9 million shares of our common stock, including the stock options and warrants exercisable within 60 days of April 30, 2012. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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

The FDA, comparable foreign regulators and state and local pharmacy regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act generally involves:

●	preclinical laboratory and animal tests;

●	submission of an IND, prior to commencing human clinical trials;

●	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;

●	submission to the FDA of an NDA or Biologics License Application (BLA); and

●	FDA review and approval of an NDA or BLA.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
Chief Executive Officer
(Principal Executive Officer)
Date: May 15, 2012

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 15, 2012

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

