Form 10-Q
period 2012-06-30
Synthetic Biologics, Inc.
filed 2012-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-12584

SYNTHETIC BIOLOGICS, INC.

(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

617 Detroit Street, Suite 100
Ann Arbor, MI	48104
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2012, the registrant had 33,395,538 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash	$5,932	$6,678
Accounts receivable – net	245	405
Other	94	16
Assets of discontinued operations	-	23
Total Current Assets	6,271	7,122

Property and equipment, net	254	323

Long-term note receivable	700	-

Deposits and other assets	20	31
Total Assets	$7,245	$7,476

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$278	$388
Accrued liabilities	117	29
Total Current Liabilities	395	417
Total Liabilities	395	417

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,382,629 issued and 33,301,147 outstanding as of June 30, 2012 and 31,374,002 issued and 31,292,520 outstanding as of December 31, 2011	33	31
Additional paid-in capital	61,762	58,901
Accumulated deficit	(54,945)	(51,873)
Total Stockholders' Equity	6,850	7,059
Total Liabilities and Stockholders' Equity	$7,245	$7,476

See accompanying notes to unaudited consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating Costs and Expenses:
General and administrative	$1,176	$524	$2,644	$1,757
Research and development	547	281	933	512
Total Operating Costs and Expenses	1,723	805	3,577	2,269

Loss from Continuing Operations	(1,723)	(805)	(3,577)	(2,269)

Other Income (Expense):
Warrant expense	-	(776)	-	(1,492)
Change in fair value of warrant liability	-	16	-	(78)
Other income (expense)	7	(1)	12	50
Total Other Income (Expense), net	7	(761)	12	(1,520)

Loss from Continuing Operations	(1,716)	(1,566)	(3,565)	(3,789)

Income (Loss) from Discontinued Operations	(156)	(114)	493	(77)

Net Loss and Comprehensive Loss	$(1,872)	$(1,680)	$(3,072)	$(3,866)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.05)	$(0.06)	$(0.11)	$(0.14)
Discontinued operations	-	-	0.02	-

Net Loss Per Share	$(0.05)	$(0.06)	$(0.09)	$(0.14)

Weighted average number of shares outstanding during the period - Basic and Dilutive	33,011,460	27,885,479	32,507,312	26,560,448

See accompanying notes to unaudited consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(3,072)	$(3,866)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	908	427
Stock option modification expense	-	398
Stock issued as employee compensation	-	76
Stock issued for consulting fees	-	58
Warrant expense	-	1,492
Change in fair value of warrant liability	-	78
Depreciation	39	101
Provision for uncollectible accounts receivable	165	188
Gain on the sale of discontinued operations	(677)	-
Gain on sale of equipment	-	6
Impairment on loss of equipment	30	-
Gain on the settlement of accounts payable	-	(63)
Changes in operating assets and liabilities:
Accounts receivable	(5)	(295)
Other current assets	(78)	268
Deposits and other assets	11	50
Assets of discontinued operations	-	6
Accounts payable	(110)	54
Accrued liabilities	88	(187)
Liabilities of discontinued operations	-	(24)
Net Cash Used In Operating Activities	(2,701)	(1,233)

Cash Flows From Investing Activities:
Proceeds from the sale of equipment	-	1
Net Cash Provided By Investing Activities	-	1

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	94	8
Proceeds from issuance of common stock for warrant exercises	1,861	-
Proceeds from issuance of common stock, net offering costs $296	-	6,961
Net Cash Provided By Financing Activities	1,955	6,969

Net increase (decrease) in cash	(746)	5,737

Cash at beginning of period	6,678	2,649

Cash at end of period	$5,932	$8,386

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”), formerly Adeona Pharmaceuticals, Inc., is a biotechnology company focused on the development of synthetic biologics and innovative medicines to address serious diseases and unmet medical needs. The Company is developing the following synthetic biologic candidates: a series of monoclonal antibodies (mAbs) for the treatment of infectious diseases not adequately addressed by existing therapies and a synthetic DNA-based therapy for the treatment of pulmonary arterial hypertension (PAH). The Company also intends to expand new and existing collaborations in the synthetic biology area. In addition, Synthetic Biologics has several clinical-stage programs that are being funded, or partially funded, by grants, charitable organizations and corporate partners. In this area we are developing, or have partnered the development of, product candidates to treat relapsing-remitting multiple sclerosis (MS), cognitive dysfunction in MS, amyotrophic lateral sclerosis (ALS) and fibromyalgia.

Medical Indication	Product Candidate	Status
Infectious disease	SYN-ID-001	Discovery; Collaboration with Intrexon
(Monoclonal antibody)

Infectious disease	SYN-ID-002	Discovery; Collaboration with Intrexon
(Monoclonal antibody)

Infectious disease	SYN-ID-003	Discovery; Collaboration with Intrexon
(Monoclonal antibody)

PAH	SYN-PAH-001	Preclinical; Collaboration with Intrexon
(Synthetic DNA-based therapy)

Relapsing-remitting MS	Trimesta (oral estriol)	All patients enrolled in Phase II clinical trial; dosing and monitoring underway

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

ALS	AEN-100	Phase II/III clinical trial preparation underway
(gastroretentive zinc acetate)

Fibromyalgia	Effirma	Partnered with Meda AB
(oral flupirtine)

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (“2011 Form 10-K”) as filed with the SEC. The interim results for the three and six month periods ended June 30, 2012, are not necessarily indicative of results for the full year.

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

3. Discontinued Operations of Adeona Clinical Laboratory and Note Receivable

On March 8, 2012, the Company sold all of its interest in Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner. In connection with the sale of the Lab, the consideration received was (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) $700,000 payable pursuant to the terms of a two-year promissory note bearing interest at 5.7% per annum secured by all of the assets of the Lab. The note and all unpaid interest are due on March 1, 2014.

In accordance with ASC Topic 205-20 “ Presentation of Financial Statements—Discontinued Operations ” (ASC 205-20), the Company determined that all the criteria had been met and classified the Lab as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. The assets of the discontinued operations are presented separately under the caption “Assets of discontinued operations” in the accompanying Consolidated Balance Sheets at June 30, 2012, and December 31, 2011, and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Assets of discontinued operations:
Property and equipment, net	$-	$23
Total assets	$-	$23

The summarized statement of operations data for Adeona Clinical Laboratory for the three and six months ended June 30, 2012 and June 30, 2011 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Laboratory fees, net	$-	$356	$115	$679

Operating Costs and Expenses:
General and administrative	156	169	183	211
Cost of laboratory services	-	301	116	545
Total operating costs and expenses	156	470	299	756

Loss from discontinued operations	(156)	(114)	(184)	(77)

Other Income:
Gain on sale of Adeona Clinical Laboratory	-	-	677	-

Income (loss) from discontinued operations	$(156)	$(114)	$493	$(77)

4.   Selected Balance Sheet Information

Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$699	$692
Bad debt allowance - customer	(454)	(287)
Accounts receivable, net	$245	$405

Property and Equipment consisted of the following at June 30, 2012, and December 31, 2011 (in thousands) :

	June 30, 2012	December 31, 2011
Manufacturing equipment	$335	$400
Computer and office equipment	25	159
Laboratory equipment	133	136
Total	493	695
Less accumulated depreciation	(239)	(372)
Property and equipment, net	$254	$323

Depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $39,000 and $101,000, respectively.

5.   Stock-Based Compensation

During 2001, Pipex Therapeutics’ Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of June 30, 2012, there were 1,066,007 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2012, there are 912,739 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven to ten years after the grant date. As of June 30, 2012, there are 1,990,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Exercise price	$1.70 - $1.75	$1.73	$1.70 – $2.47	$1.21 – $2.22
Expected dividends	0%	0%	0%	0%
Expected volatility	171%	184%	108% – 174%	184% – 188%
Risk free interest rates	1.89% – 1.92%	2.88%	0.37% – 1.98%	2.81% – 3.58%
Expected life options	7 years – 10 years	7 years	7 years – 10 years	5 years – 7 years
Expected forfeitures	0%	0%	0%	0%

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

During the six months ended June 30, 2012, the Company granted 1,550,000 options to employees and consultants having a fair value of approximately $3.5 million based upon the Black-Scholes option pricing model.  During the same period of 2011, the Company granted 332,002 options to employees having a fair value of approximately $446,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of June 30, 2012, and for the year ended December 31, 2011, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	2,539,091	$1.32
Granted	557,002	1.26
Exercised	(23,333)	0.57
Forfeited or expired	(93,750)	0.59
Balance – December 31, 2011	2,979,010	1.34
Granted	1,550,000	2.25
Exercised	(334,851)	0.28
Forfeited or expired	(225,413)	2.37
Balance – June 30, 2012 – outstanding	3,968,746	$1.73	7.17 years	$1,547,000

Balance – June 30, 2012 – exercisable	2,412,748	$1.54	5.93 years	$1,252,000

The weighted-average grant-date fair value of options granted during the six month period ended June 30, 2012 and 2011 was $2.24 and $1.34, respectively.

During the six month period ended June 30, 2012 and 2011, 334,851 and 10,000 stock options were exercised, respectively.

The Company recognized $400,000 and $57,000 in stock-based compensation expense relating to stock options during the three month periods ended June 30, 2012 and 2011, respectively, and $908,000 and $427,000 during the six month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, total unrecognized stock-based compensation expense related to stock options was $3.1 million, which is expected to be expensed through May 2015.

6.   Stock Purchase Warrants

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of twelve months that began on February 20, 2012. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain milestones. Upon initiation of the program, 50,000 of the performance warrants will vest. The performance warrant is exercisable for a period of two years from the date the agreement was executed for an exercise price equal to the price of the Company’s common stock on the date of execution. Approval of these warrants from NYSE MKT is pending. The expense recorded for the six months ended June 30, 2012 approximated $61,000 and was estimated using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$2.20
Expected dividends	0%
Expected volatility	108%
Risk free interest rate	0.37%
Expected life of warrant	2 years
Expected forfeitures	0%

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

On April 6, 2011, the Company entered into a Common Stock Purchase Agreement with an institutional investor. As part of this agreement, the Company issued a warrant to purchase 844,391 shares of common stock. The warrants have an exercise price of $1.00 and a life of fifteen months. The warrants vested immediately and expire August 10, 2012. As of June 30, 2012, 94,391 of these warrants remained outstanding.

On January 28, 2011, the Company entered into a Common Stock Purchase Agreement with three institutional investors. As part of this agreement, the Company issued warrants to purchase 1,428,572 shares of common stock. The warrants have an exercise price of $1.40 and a life of fifteen months. The warrants vested immediately and all warrants were exercised.

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.32 and a life of 5 years. The warrants vested on January 1, 2011 and expire December 31, 2015. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of June 30, 2012, there were 18,182 warrants outstanding.

A summary of warrant activities as of June 30, 2012, and for the year ended December 31, 2011, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2010	1,131,078	$3.49
Granted	2,272,963	1.25
Exercised	(15,615)	1.03
Expired	(129,240)	2.08
Balance – December 31, 2011	3,259,186	1.99
Granted	350,000	1.90
Exercised	(1,673,776)	1.11
Cancelled by cashless exercise	(516,917)	1.40
Balance – June 30, 2012 – outstanding	1,418,493	$3.10

Balance – June 30, 2012 – exercisable	1,218,493	$3.25

The Company recognized $0 and $760,000 in compensation expense relating to stock purchase warrants for the three month periods ended June 30, 2012 and 2011, respectively, and $270,000 and $1.6 million for the six month periods ended June 30, 2012 and 2011.

The warrants outstanding as of June 30, 2012, are as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.00	94,391	94,391	0.11 years	$93,000
$1.14	100,000	100,000	4.59 years	84,000
$1.32	18,182	18,182	3.50 years	12,000
$2.20	250,000	50,000	1.71 years	-
$2.22	517,257	517,257	4.41 years	-
$3.30	61,207	61,207	3.92 years	-
$3.75	50,000	50,000	3.63 years	-
$6.36	327,456	327,456	0.36 years	-
	1,418,493	1,218,493	1.81 years	$189,000

7.   Stockholders’ Equity

During the six months ended June 30, 2012, the Company issued 334,851 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $88,000. The Company also issued 1,673,776 shares of common stock in connection with the exercise of warrants, for proceeds of approximately $1.9 million.

8.   Subsequent Event

Upon recommendation of the Audit Committee and unanimous approval by the Company’s Board of Directors, on July 3, 2012, the Company dismissed Berman & Company, P.A. as its independent registered public accounting firm. In July 2012, the Company retained BDO USA, LLP as its new independent registered public accounting firm responsible for auditing its financial statements.

On August 6, 2012, Synthetic Biologics, Inc. expanded its relationship with Intrexon Corporation (“Intrexon”) and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases (collectively, the “Program”). The Channel Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

The Company also entered into a Stock Issuance Agreement with Intrexon pursuant to which the Company has agreed to issue to Intrexon 3,552,210 shares of the Company’s common stock, which is equal to the difference between (i) 19.99% of the number of shares of Common Stock of Company outstanding as of the date of the closing prior to the issuance of such shares, and (ii) the number of shares of Common Stock of Company held by Intrexon immediately prior to the Closing (the “Technology Access Shares”), which issuance will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement.

9.   Recent Accounting Pronouncements

There were no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

Overview

We are a biotechnology company focused on the development of synthetic biologics and innovative medicines for serious diseases and unmet medical needs. We are developing the following synthetic biologic candidates: a series of monoclonal antibodies (mAbs) for the treatment of infectious diseases not adequately addressed by existing therapies and a synthetic DNA-based therapy for the treatment of pulmonary arterial hypertension (PAH). We also intend to expand new and existing collaborations in the area of DNA-based therapeutics. In addition, we have several clinical-stage programs, the majority of which are being funded, or partially funded, by grants, charitable organizations and corporate partners. In this area we are developing, or have partnered the development of, product candidates to treat relapsing-remitting multiple sclerosis (MS), cognitive dysfunction in MS, amyotrophic lateral sclerosis (ALS) and fibromyalgia.

Product Pipeline:

Synthetic Biologic Programs:

•	In August 2012, we entered into a second worldwide exclusive channel collaboration with Intrexon Corporation (Intrexon) through which we intend to develop and commercialize a series of monoclonal antibody (mAb) therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix™ platform for rapid discovery of fully human mAbs, Our initial efforts will target three infectious disease indications.

•	Our synthetic DNA-based product candidate is intended to treat PAH, a serious life-threatening lung disease. This product is designed to deliver DNA that encodes a therapeutic protein called prostacyclin synthase (PGIS) locally to the pulmonary arteries of PAH patients via a single procedure, and, via an oral daily pill, control the long-term local expression of such therapeutic protein. We are developing this initial product candidate pursuant a global exclusive channel collaboration that we entered into with Intrexon in November 2011. As part of this collaboration, we have access to Intrexon's UltraVector® platform and RheoSwitch Therapeutic System® for this product application. We anticipate that by continuously producing and delivering prostacyclin directly where it is needed, in the pulmonary arteries of PAH patients, this product candidate may overcome the dose limiting side effects of systemic prostacyclin treatments for PAH, a mainstay of PAH treatment. According to GlobalData, the global market for PAH treatments is estimated to exceed $3.6 billion by 2015.

(UltraVector® and RheoSwitch Therapeutic System® are registered trademarks of Intrexon Corporation)

 Clinical Trial Programs:

•	TrimestaTM (oral estriol) is being developed as an oral once-daily treatment for relapsing-remitting MS in women. Patient enrollment of 164 patients is complete in this randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at 15 centers in the U.S. Patients are being dosed and monitored for two years. This clinical trial is supported by grants exceeding $8 million, which should be sufficient to fund the trial through completion. Current sales of injectable disease-modifying therapies for MS are estimated at $8.9 billion annually. According to various reports, sales of oral disease-modifying therapies for MS, of which Trimesta™, if and when approved, would be in such class, are anticipated to grow from $500 million in 2010 to $5 billion annually by 2017.

•	TrimestaTM (oral estriol) is also being developed for the treatment of cognitive dysfunction in female MS patients. In January 2012, patient enrollment began in a randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at University of California, Los Angeles (UCLA). As of August 1, 2012, 11 of 64 patients have been enrolled into this trial and patient recruitment continues. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations and we have pledged approximately $500,000 to UCLA to partially fund this trial payable over three years. An estimated 50-65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment.

•	AEN-100 (gastroretentive zinc acetate) is a novel formulation of zinc acetate being developed under an investigator-initiated Investigational New Drug (IND) application for the treatment of ALS, also known as Lou Gehrig’s disease. Previous studies have suggested that alterations in the handling and disposition of zinc ions in the brain may be important in the initiation and development of ALS. We are currently collaborating with the investigator and, based on feedback from the FDA, intend to design a clinical development pathway for AEN-100 in the treatment of ALS. There is only one approved therapy for ALS, the efficacy of which is considered to be marginal. Based on an estimated annual price of $10,000 per ALS patient, we estimate that the total market potential in the U.S. is $300 million.

•	EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia. On May 6, 2010, we entered into a sublicense agreement with Meda AB, a multi-billion dollar international pharmaceutical company, covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. According to Meda’s 2011 Annual Report, flupirtine for fibromyalgia is currently in Phase II development. The sublicense agreement provides that all ongoing and future development costs are to borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the U.S. is $6 billion.

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

On December 21, 2011, we announced that the Board of Directors had taken several actions to prioritize our focus on our entry into the emerging field of synthetic biology. In connection with the change in business focus on March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Adeona Clinical Laboratory (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner, in consideration for (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) Seven Hundred Thousand Dollars ($700,000) payable pursuant to the terms of a two-year non-recourse promissory note secured by all of the assets of the Lab. See Note 3 to the Notes to the Consolidated Financial Statements – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

On February 15, 2012, upon stockholder approval, we amended our Articles of Incorporation to change our name to Synthetic Biologics, Inc. Our common stock continues trade on the NYSE MKT (formerly the NYSE Amex and American Stock Exchange), under the symbol “SYN”. Prior to this time and since October 16, 2008, our name was Adeona Pharmaceuticals, Inc. and we traded on the NYSE MKT stock exchange under the symbol “AEN”. We are incorporated in the State of Nevada. We continue to maintain our principal executive offices in Ann Arbor, MI, and are currently located at 617 Detroit Street, Suite 100, Ann Arbor, MI 48104.

On August 6, 2012, we expanded our relationship with Intrexon and entered into the Channel Agreement with Intrexon that governs an “exclusive channel collaboration” arrangement in which we will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases (the “Program”). The Channel Agreement establishes committees comprised of our and Intrexon representatives that will govern activities related to the Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

On August 6, 2012, we also entered into a Stock Issuance Agreement with Intrexon pursuant to which we have agreed to issue to Intrexon 3,552,210 shares of our common stock, which is equal to the difference between (i) 19.99% of the number of shares of Common Stock of our outstanding as of the date of the closing prior to the issuance of such shares, and (ii) the number of shares of our Common Stock held by Intrexon immediately prior to the Closing (the “Technology Access Shares”), which issuance will be deemed paid in partial consideration for the execution and delivery of the Channel Agreement.

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

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $54.9 million through June 30, 2012. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Our most recent efforts in this area are being conducted in collaboration with Intrexon, and focus on the development and commercialization of a series of monoclonal antibody (mAb) therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix™ platform for rapid discovery of fully human mAbs, our initial efforts will target three infectious disease indications. We intend to disclose selected indications from time to time as business and commercial considerations dictate.

Important features in the development of monoclonal antibody product candidates being developed in collaboration with Intrexon, is its core technology, the UltraVector® platform for design, construction, and testing of genetic components, integrated with the mAbLogix™ platform for in vitro B-cell library production and the LEAP™ cell processing station. This platform of proprietary technologies is intended to allow for the rapid end-to-end development from fully human antibody discovery to therapeutic.

We are also collaborating with Intrexon on the design, optimization and development of synthetic DNA-based therapeutic product candidates utilizing Intrexon’s UltraVector® platform for the treatment of PAH. Synthetic DNA-based therapeutics comprise constructs of DNA that can be administered to patients via a single procedure. Once introduced, they are intended to continuously produce therapeutic proteins in vivo in a controllable and localized fashion for up to a period of years.

An important feature of our synthetic DNA-based product candidate for PAH being developed in collaboration with Intrexon may be the incorporation of Intrexon’s RheoSwitch Therapeutic System®. Such system is intended to provide unprecedented control of therapeutic protein expression through the use of a highly specific orally available activating ligand that can be taken by patients on a daily basis as one or more pills. In this way, the levels of in vivo protein expression may be adjusted from time to time by treating physicians through simple dose adjustment of the oral activating ligand. Such system also provides an important safety mechanism not previously available in gene therapy clinical trials since in the absence of taking an oral pill, protein expression would not be expected to occur.

Infectious Diseases

Monoclonal Antibodies (mAbs)

Disease

Infectious diseases are caused by organisms that are typically invisible to the naked eye, such as bacteria, viruses, toxins, parasites or fungi. Many microorganisms settle in and on our bodies; normally they are harmless or even helpful, but under certain circumstances they may cause disease. An infectious disease is termed contagious if it can easily be spread, directly or indirectly, from one person to another. Some infectious diseases, however, are transmitted via bites from insects or animals, while others are acquired by consuming contaminated food or water, along with other exposures in the environment.

Many infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs. We intend to utilize Intrexon’s comprehensive suite of proprietary monoclonal antibody (mAb) design and recombinant protein production technologies to efficiently create potent candidate mAbs for human testing and use to specifically treat certain infectious diseases for which current therapies are unavailable or inadequate.

Monoclonal Antibodies for Infectious Diseases

Acting as the body's army, antibodies are proteins generally found in the blood that detect and destroy invaders, such as viruses and bacteria and their associated toxins. Monoclonal antibodies (mAbs) are designed and made utilizing protein engineering and production technologies. The mAbs being developed under the Intrexon collaboration are intended to supplement a patient's immune system by providing infected individuals with the means to specifically and rapidly neutralize and/or clear specific pathogens and toxins of interest in a process known as “passive immunity”. Many infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs.

In August 2012, we entered into a second worldwide exclusive channel collaboration with Intrexon through which we intend to develop and commercialize a series of monoclonal antibody (mAb) therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary mAb design and recombinant protein production technologies to efficiently create potent candidate mAbs for human testing and use to specifically treat certain infectious diseases for which current therapies are unavailable or inadequate. Our initial efforts will target three infectious disease indications, and we have the option to target an additional five.

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

Background

It has been scientifically documented that pregnant women with certain autoimmune diseases experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In MS) study, a landmark clinical study published in the New England Journal of Medicine followed 254 women with MS during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71% (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120% (p < 0.001) during the first three months after birth (post-partum) before returning to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting her fetus. Maternal levels of estriol increase in a linear fashion through the third trimester of pregnancy until birth, whereupon they abruptly return to low circulating levels. The anti-autoimmune effects of estriol are thought to be responsible for the therapeutic effects of pregnancy on MS.

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

A Phase II randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the U.S. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a two year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting MS. Investigators are administering either Trimesta or matching placebo, in addition to a standard of care, glatiramer acetate (Copaxone®) injections, an FDA-approved therapy for MS, to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting MS. The primary endpoint in this clinical trial being run under an investigator-initiated IND application,is relapse rates at two years. As of January 23, 2012, 164 patients have been enrolled in the clinical trial and the trial enrollment has been closed. The patients will be dosed and monitored for two years.

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

Clinical Development

Our Trimesta (oral estriol) drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Dr. Voskuhl will administer either oral Trimesta or a matching placebo, in addition to any FDA-approved MS treatment. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation have pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. As of August 1, 2012, 11 of 64 patients have been enrolled into this trial and patient recruitment continues.

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

Background

There are multiple lines of scientific research that suggest a potential benefit of zinc therapy for ALS patients, including:

●	The use of zinc therapy for ALS patients is supported in animal models of ALS. Approximately 2% of ALS diagnoses are associated with a mutation in the copper/zinc superoxide dismutase (SOD1) gene. In ALS mutant SOD1 animal models, zinc supplementation has been shown to delay death.

●	Genetic mutations affecting the ability of a protein known as copper/zinc SOD1 to properly bind zinc are associated with the familial form of ALS.

●	Zinc is an important modifier of glutamate toxicity, a neurotransmitter linked to cell death in ALS patients.

Clinical Development

Preparations are underway to evaluate the safety and efficacy of our proprietary drug candidate, AEN-100, a gastroretentive, sustained-release zinc-based tablet, under an investigator-initiated IND application. Manufacturing of AEN-100 study material has been completed and stability studies are ongoing. In July of this year, the investigator, PNA Center for Neurological Research (PNA), held a meeting with the Neurology Products Division of the United States Food and Drug Administration (FDA) to discuss the intended clinical development plan and FDA recommendations from that meeting will be incorporated into the development pathway.

In November 2011, PNA reported top-line results from its pilot Phase I/II open label, three month safety study of oral high dose zinc therapy in ALS. The clinical study met its primary outcome as no safety issues related to zinc therapy were observed. In addition, an average decrease in the monthly rate of disease progression was observed in the ALS patients on zinc therapy, compared to published historical controls, as well as compared to the average monthly rate of disease progression of the subjects prior to enrollment in the study. AEN-100 is not the same zinc formulation utilized by PNA in its previously completed Phase I/II safety study of zinc for ALS, and PNA intends to conduct a Phase I study of AEN-100 in normal volunteers prior to initiating the intended Phase II/III clinical trial in ALS patients.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2011 Form 10-K/A.

Results of Operations

Three Months Ended June 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses increased to $1.2 million for the three months ended June 30, 2012, from $524,000 for the three months ended June 30, 2011. This increase of approximately 124% is primarily the result of additional employee costs, expanded investor relation activities and outside legal fees related to various Securities and Exchange Commission issues related to Berman & Company P.A.’s failure to follow proper partner rotation procedures. The charge relating to stock-based compensation expense was $287,000 for the three months ended June 30, 2012, compared to $51,000 for the three months ended June 30, 2011.

Research and Development Expenses

Research and development expenses increased to $547,000 for the three months ended June 30, 2012, from $281,000 for the three months ended June 30, 2011. This increase of approximately 95% is primarily the result of additional employee costs and increased program costs associated with our expanded pipeline. Research and development expenses also include a charge relating to stock-based compensation expense of $113,000 for the three months ended June 30, 2011, compared to $6,000 for the three months ended June 30, 2011.

Other Income (Expense), Net

Other income was $7,000 for the three months ended June 30, 2012. Other expense was $761,000 for the three months ended June 30, 2011. Other expense for the three months ended June 30, 2011, included $760,000 relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair values at June 30, 2011.

Loss from Continuing Operations

Our loss from continuing operations was $1.7 million, or $0.05 per common share for the three months ended June 30, 2012, compared to a net loss of $1.6 million, or $0.06 per common share for the three months ended June 30, 2011. The increase in net loss from continuing operations resulted from no change in the fair value related to warrant liability offset by increases in general and administrative expenses and research and development expenses for the three months ended June 30, 2012.

Loss from Discontinued Operations

Our loss from discontinued operations was $156,000, or $0.00 per common share for the three months ended June 30, 2012, compared to a net loss of $114,000, or $0.00 per common share for the three months ended June 30, 2011. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses increased to $2.6 million for the six months ended June 30, 2012, from $1.8 million for the six months ended June 30, 2011. This increase of 50% is primarily the result of additional employee costs, expanded investor relation activities and outside legal fees related to various Securities and Exchange Commission issues related to Berman & Company P.A.’s failure to follow proper partner rotation procedures. The charge relating to share-based compensation expense was $786,000 for the six months ended June 30, 2012, compared to $810,000 for the six months ended June 30, 2011. The stock-based compensation for the six months ended June 30, 2011 includes a charge of $398,000 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses

Research and development expenses increased to $933,000 for the six months ended June 30, 2012, from $512,000 for the six months ended June 30, 2011. This increase of 82% is primarily the result of additional employee costs and increased program costs associated with our expanded pipeline, including the initiation of preclinical and clinical programs. Research and development expenses also include a charge relating to share-based compensation expense of $122,000 for the six months ended June 30, 2012, compared to $15,000 for the six months ended June 30, 2011.

Other Income (Expense), Net

Other income was $12,000 for the six months ended June 30, 2012, compared to other expense of $1.5 million for the six months ended June 30, 2011. Other expense for the six months ended June 30, 2011, includes $1.6 million relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at June 30, 2011.

Loss from Continuing Operations

Our loss from continuing operations was $3.6 million, or $0.11 per common share for the six months ended June 30, 2012, compared to a net loss of $3.8 million, or $0.14 per common share for the six months ended June 30, 2011. The decrease in net loss from continuing operations resulted from no change in the fair value related to warrant liability offset by increases in general and administrative expenses and research and development expenses for the six months ended June 30, 2012.

Income (Loss) from Discontinued Operations

Our income from discontinued operations was $493,000, or $0.02 per common share for the six months ended June 30, 2012, compared to a net loss of $77,000, or $0.00 per common share for the six months ended June 30, 2011. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the six months ended June 30, 2012 and 2011.

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

Our cash totaled $5.9 million as of June 30, 2012, a decrease of $750,000 from December 31, 2011.   During the six months ended June 30, 2012, the primary sources of cash were proceeds from the stock option exercises of $94,000 and warrant exercises of $1.9 million. The primary use of cash during the six months ended June 30, 2012 was for working capital requirements. Our cash at July 31, 2012 was approximately $5.6 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $54.9 million as of June 30, 2012. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	costs associated with additional clinical trials of our product candidates;
•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. Our recent loss of S-3 eligibility due to the failure of Berman & Company, P.A. to follow proper partner rotation procedures may also negatively affect our ability to raise capital. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Synthetic Biologics, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on May 11, 2012.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business.

With the exception of the quarter ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we have recently sold, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold recently, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of June 30, 2012, our accumulated deficit totaled approximately $54.9 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Our recent loss of S-3 eligibility due to the failure of Berman & Company, P.A. to follow proper partner rotation procedures may also negatively affect our ability to raise capital. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the quarter ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

●	continue to undertake preclinical development and clinical trials for our product candidates;

●	expand our research activities with Intrexon relating to monoclonal antibodies for infectious diseases;

●	seek regulatory approvals for our product candidates;

●	develop our product candidates for commercialization;

●	implement additional internal systems and infrastructure;

●	lease additional or alternative office facilities; and

●	hire additional personnel, including members of our management team.

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

The technology on which our channel partnering arrangements with Intrexon is based on early stage technology.

We have an exclusive channel collaboration arrangement with Intrexon that contemplates the use of Intrexon’s transgene engineering platform technology and regulatory control technology for the in vivo cellular production of PGIS, a specific effector enzyme that regulates the production of prostacyclin. Such technologies have a limited history of use in the design and development of human therapeutic product candidates and may therefore involve unanticipated risks or delays.

On August 8, 2012, we announced an additional exclusive channel collaboration with Intrexon relating to the design, production, testing and commercialization of monoclonal antibodies for the treatment of certain infectious diseases. Although monoclonal antibody therapeutics are well established in the biotechnology and pharmaceutical sectors, their use for the treatment of infectious disease is extremely limited. In order for monoclonal antibodies to be effective for infectious diseases, they must not only properly target the organism of interest (or its toxins), but may also need to overcome defenses and forms of resistance of such organisms. To accomplish this may require the use of more than one specific monoclonal antibody, but mixtures of different monoclonal antibodies, which may create additional unforeseen complications, including increased manufacturing complexity and expense. In order to be competitive, monoclonal antibodies will be required to be produced at a low enough cost of goods in order to be profitably marketed. We have very limited experience in the field of monoclonal antibodies and infectious disease. We cannot assure that any monoclonal antibody candidates will provide satisfactory in vitro and in vivo nonclinical results sufficient to warrant the expense of cGMP manufacture and clinical testing in human clinical trials.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was sublicensed to Meda AB and an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our exclusive channel collaboration agreements with Intrexon provides that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered superior.

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

We will incur additional expenses in connection with our exclusive channel collaboration arrangements with Intrexon.

Pursuant to our exclusive channel collaborations with Intrexon, we are responsible for future research and development expenses of product candidates developed under such collaboration, the effect of which we expect will increase the level of our overall research and development expenses going forward. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel and expect to add additional personnel to support our exclusive channel collaborations with Intrexon.

Because our collaborations with Intrexon are relatively new, we have only recently assumed development responsibility and costs associated with such programs. In addition, because development activities are determined pursuant to a joint steering committees comprised of Intrexon and ourselves and we have limited experience, future development costs associated this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell or are developing both generic and proprietary products to treat serious diseases include: Actelion Pharmaceuticals, Bayer Health Care, Biogen Idec, Eli Lilly & Co., Genzyme, GlaxoSmithKline Pharmaceuticals, Merck & Co., Pfizer, Novartis, Teva Pharmaceuticals and United Therapeutics. Companies that currently sell or are developing both generic and proprietary products to treat infectious diseases include: MedImmune, Pfizer, Cubist, Optimer Pharmaceuticals, Symphogen, Merus, GlaxoSmithKline Pharmaceuticals, Merck & Co. and Novartis. Many of our competitors have significant financial and human resources. The pulmonary arterial hypertension market is highly competitive and several different product classes currently compete in this space, including prostacyclin-based therapies, endothelin receptor antagonists and phosphodiesterase type 5 inhibitors. Prostacyclin-based therapies for PAH are available in a number of delivery formats, including intravenous, subcutaneous and inhaled routes and an oral prostacyclin-based product candidate is currently under NDA review in the U.S. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. As monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our Trimesta, sustained-release zinc preparation - AEN-100, and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid and private insurers.

We operate in a highly competitive environment.

The pharmaceutical and biotechnology industries, including the monoclonal antibody industry, are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing.

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

As of August 10, 2012, we had eleven employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaboration with Intrexon. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We rely on suppliers for our drug substance raw materials and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. We have not yet established a cGMP manufacturer for neither our DNA-based nor monoclonal antibody therapies. Our AEN-100 product candidate has limited stability data to date and is the subject of ongoing stability studies. To succeed, clinical trials require adequate supplies of drug substance and drug product, which may be difficult or uneconomical to procure or manufacture. We and our suppliers and vendors may not be able to (i) produce our drug substance or drug product to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

Since we have in-licensed some of our product candidates, have sublicensed a product candidate and have collaboration agreements for the development of other product candidates, we depend upon our sublicensee and independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

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

Our AEN-100 program for ALS is reliant on the investigator-initiated IND of PNA. The planned clinical trial that we intend to conduct with PNA is still the subject of further protocol development. In addition, we may need to conduct additional clinical or non-clinical studies to support a New Drug Application or to support further clinical trials. Any additional studies of AEN-100 may produce unanticipated and unacceptable safety, tolerability or bioavailability results that may substantially delay further development work of the planned clinical trial.

With respect to our synthetic biologic product candidates, we are dependent upon Intrexon’s synthetic biology facilities and capabilities as we have no such facilities and capabilities of our own. We are also reliant on their vector engineering platform, gene expression switch technology, monoclonal antibody discovery, production cell line development and know-how. If any of the foregoing were to become inaccessible or terminated, it would be difficult for us to develop and commercialize our synthetic biologic product candidates.

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

The intellectual property environment in the area of DNA-based therapeutics is particularly complex, constantly evolving and highly fragmented. Other companies and institutions have issued patents and have filed or will file patent applications that may issue into patents that cover or attempt to cover genes, vectors, cell lines, and methods of making and using DNA and DNA-based therapy products used in, or similar to our product candidate, and technologies. The same is true of the monoclonal antibody field in terms of methods of producing monoclonal antibodies for human use. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patents. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 8.9 million shares of our common stock, including stock options and warrants exercisable within 60 days of June 30, 2012. Our executive officers, directors and principal stockholders together beneficially owned approximately 12 million shares of our common stock, including the stock options and warrants exercisable within 60 days of June 30, 2012. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE MKT.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange). The NYSE MKT requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the NYSE MKT Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In order to remain listed on NYSE MKT, we are required to maintain a minimum stockholders’ equity of $6 million.

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

In the U.S., the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the U.S. Department of Agriculture, or USDA. Our proposed activities may also be regulated by various agencies of the states, localities and foreign countries in which our proposed products may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC drugs, prescription drugs, conventional foods, dietary supplements, and cosmetics such as those that we intend to distribute. FDA regulations require us and our suppliers to meet relevant cGMP regulations for the preparation, packing, labeling, and storage of all drugs and foods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

EX-101.INS	XBRL Instance Document **

EX-101.SCH	XBRL Taxonomy Extension Schema **

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase **

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase **

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*Filed herewith

 ** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 14, 2012

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2012

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

