Form 10-Q
period 2012-09-30
Synthetic Biologics, Inc.
filed 2012-11-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, the registrant had 43,697,748 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

Assets	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,577	$6,678
Accounts receivable - net	122	405
Other	151	16
Assets of discontinued operations	—	23
Total Current Assets	4,850	7,122

Property and equipment, net	249	323

Long-term note receivable	700	—

Deposits and other assets	27	31
Total Assets	$5,826	$7,476

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$390	$388
Accrued liabilities	27	29
Total Current Liabilities	417	417
Total Liabilities	417	417

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized,
33,477,020 issued and 33,395,538 outstanding in 2012 and
31,374,002 issued and 31,292,520 outstanding in 2011	33	31
Additional paid-in capital	62,251	58,901
Accumulated deficit	(56,875)	(51,873)
Total Stockholders' Equity	5,409	7,059
Total Liabilities and Stockholders' Equity	$5,826	$7,476

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating Costs and Expenses:
General and administrative	$1,073	$582	$3,717	$2,339
Research and development	763	289	1,696	801
Total Operating Costs and Expenses	1,836	871	5,413	3,140

Loss from Continuing Operations	(1,836)	(871)	(5,413)	(3,140)

Other Income (Expense):
Warrant expense	—	—	—	(1,492)
Change in fair value of warrant liability	—	(165)	—	(242)
Other income	10	6	22	55
Total Other Income (Expense), net	10	(159)	22	(1,679)

Net Loss from Continuing Operations	(1,826)	(1,030)	(5,391)	(4,819)

Net Income (Loss) from Discontinued Operations	(104)	(68)	389	(145)

Net Loss and Comprehensive Loss	$(1,930)	$(1,098)	$(5,002)	$(4,964)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.05)	$(0.04)	$(0.16)	$(0.18)
Discontinued operations	—	—	0.01	—

Net Loss Per Share	$(0.05)	$(0.04)	$(0.15)	$(0.18)

Weighted average number of shares outstanding
during the period - Basic and Dilutive	33,383,226	28,089,492	32,801,415	27,075,730

See accompanying notes to unaudited consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(5,002)	$(4,964)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	1,303	483
Stock option modification expense	—	398
Stock issued as employee compensation	—	76
Stock issued for consulting fees	—	165
Warrant expense	—	1,492
Change in fair value of warrant liability	—	242
Depreciation	51	133
Provision for uncollectible accounts receivable	269	254
Gain on sale of discontinued operations	(677)	—
Loss on sale of equipment	—	6
Impairment on loss of equipment	30	—
Gain on the settlement of accounts payable	—	(63)
Changes in operating assets and liabilities:
Accounts receivable	14	(411)
Other current assets	(135)	220
Deposits and other assets	4	58
Accounts payable	2	(40)
Accrued liabilities	(2)	(169)
Liabilities of discontinued operations	—	(24)
Net Cash Used In Operating Activities	(4,143)	(2,144)

Cash Flows From Investing Activities:
Purchase of short term investments	—	(2,866)
Purchase of capital equipment	(7)	—
Proceeds from the sale of equipment	—	1
Net Cash Used In Investing Activities	(7)	(2,865)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	94	8
Proceeds from issuance of common stock for warrant exercises	1,955	—
Proceeds from issuance of common stock , net offering costs $296	—	6,961
Net Cash Provided By Financing Activities	2,049	6,969

Net increase (decrease) in cash	(2,101)	1,960

Cash at beginning of period	6,678	2,649

Cash and cash equivalents at end of period	$4,577	$4,608

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

 See accompanying notes to unaudited consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”), formerly Adeona Pharmaceuticals, Inc., is a biotechnology company focused on the development of synthetic biologics and innovative medicines for serious infections and diseases. The Company is developing a series of monoclonal antibodies (mAbs) for the treatment of certain infectious diseases and a synthetic DNA-based therapy for the treatment of pulmonary arterial hypertension (PAH). In addition, Synthetic Biologics is developing a product candidate to treat relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS; designing a clinical development pathway for the treatment of amyotrophic lateral sclerosis (ALS); and, has partnered the development of a treatment for fibromyalgia. The Company is also evaluating additional in-licensing opportunities.

Therapeutic Area	Product Candidate	Status
Acinetobacter infection	SYN-001	Discovery; Collaboration with Intrexon
(monoclonal antibody)

Infectious disease*	SYN-002	Discovery; Collaboration with Intrexon
(monoclonal antibody)

Infectious disease*	SYN-003	Discovery; Collaboration with Intrexon
(monoclonal antibody)

PAH	SYN-PAH	Preclinical; Collaboration with Intrexon
(synthetic DNA-based therapy)

Relapsing-remitting MS	Trimesta (oral estriol)	Patients fully enrolled in Phase II clinical trial; dosing and monitoring underway

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

ALS	AEN-100	Clinical trial design ongoing
(gastroretentive zinc acetate)

Fibromyalgia	Effirma	Partnered with Meda AB
(oral flupirtine)

 *Infectious disease targets to be disclosed in the future.

2.   Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (“2011 Form 10-K”) as filed with the SEC. The interim results for the three and nine months ended September 30, 2012, are not necessarily indicative of results for the full year.

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

In accordance with ASC Topic 205-20 “ Presentation of Financial Statements—Discontinued Operations ” (ASC 205-20), the Company determined that all the criteria had been met and classified the Lab as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. The assets of the discontinued operations are presented separately under the caption “Assets of discontinued operations” in the accompanying Consolidated Balance Sheets at September 30, 2012, and December 31, 2011, and consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Assets of discontinued operations:
Property and equipment, net	$—	$23
Total assets	$—	$23

The summarized statement of operations data for Adeona Clinical Laboratory for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Laboratory fees, net	$—	$293	$115	$972

Operating Costs and Expenses:
General and administrative	104	100	287	311
Cost of laboratory services	—	261	116	806
Total operating costs and expenses	104	361	403	1,117

Income (loss) from discontinued operations	(104)	(68)	(288)	(145)

Other Income:
Gain on sale of Adeona Clinical Laboratory	—	—	677	—

Net income (loss) from discontinued operations	$(104)	$(68)	$389	$(145)

4.   Fair Value of Financial Instruments

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

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Cash and cash equivalents include money market accounts and mutual funds of $4.5 million and $5.0 million as of September 30, 2012 and December 31, 2011, respectively, that are measured using Level 1 inputs.

5.   Selected Balance Sheet Information

Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$682	$692
Bad debt allowance - customer	(560)	(287)
Accounts receivable, net	$122	$405

Property and Equipment consisted of the following at September 30, 2012, and December 31, 2011 (in thousands) :

	September 30, 2012	December 31, 2011
Manufacturing equipment	$335	$400
Computer and office equipment	32	159
Laboratory equipment	133	136
Total	500	695
Less accumulated depreciation	(251)	(372)
Property and equipment, net	$249	$323

Depreciation expense for the nine months ended September 30, 2012 and 2011 was approximately $51,000 and $133,000, respectively.

6.   Stock-Based Compensation

During 2001, Pipex Therapeutics’ Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). This plan was assumed by Pipex in the October 2006 merger with Sheffield. As of the date of the merger, there were 1,489,353 options issued and outstanding under the 2001 plan. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of September 30, 2012, there were 1,066,007 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the Company’s 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2012, there are 912,739 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire seven to ten years after the grant date. As of September 30, 2012, there are 2,280,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Exercise price	$1.96 – $2.27	$0.64 – $0.87	$1.70 – $2.47	$0.64 – $2.22
Expected dividends	0%	0%	0%	0%
Expected volatility	153%	177% – 180%	108% – 174%	177% – 188%
Risk free interest rates	0.63% – 0.65%	1.40% – 2.17%	0.37% – 1.98%	1.40% – 3.58%
Expected life options	5 years – 10 years	7 years	5 years – 10 years	5 years – 7 years
Expected forfeitures	0%	0%	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements, with recognition of expense recorded on the straight line basis over the term of the related agreement. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	one-half vesting immediately and the remainder over three years
●	monthly over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and remaining annually over two years,
●	one-eighth immediate vesting with remaining vesting over two years,
●	one-half immediate vesting with remaining vesting over nine months; and
●	one-quarter immediate vesting with the remaining over three years.

During the nine months ended September 30, 2012, the Company granted 1,840,000 options to employees and consultants having a fair value of approximately $4.0 million based upon the Black-Scholes option pricing model.  During the same period of 2011, the Company granted 377,002 options to employees having a fair value of approximately $475,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of September 30, 2012, and for the year ended December 31, 2011, is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	2,539,091	$1.32
Granted	557,002	1.26
Exercised	(23,333)	0.57		$20,000
Forfeited or expired	(93,750)	0.59
Balance – December 31, 2011	2,979,010	1.34
Granted	1,840,000	2.24
Exercised	(334,851)	0.28		$625,000
Forfeited or expired	(225,413)	2.37
Balance – September 30, 2012 – outstanding	4,258,746	$1.76	6.77 years	$1,980,000

Balance – September 30, 2012 – exercisable	2,620,784	$1.56	5.85 years	$1,660,000

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $2.20 and $1.26, respectively.

During the nine months ended September 30, 2012 and 2011, 334,851 and 10,000 stock options were exercised, respectively.

The Company recognized $395,000 and $60,000 in stock-based compensation expense relating to stock options during the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $894,000 during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, total unrecognized stock-based compensation expense related to stock options was $3.3 million, which is expected to be expensed through August 2015.

7.   Stock Purchase Warrants

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of twelve months that began on February 20, 2012. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain stock price milestones. Upon initiation of the program, 50,000 of the performance warrants will vest. The performance warrant is exercisable for a period of two years from the date of issuance for an exercise price equal to the price of the Company’s common stock on the date of execution. The expense recorded for the nine months ended September 30, 2012 approximated $63,000 and was estimated using the Monte Carlo valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$2.20
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.26%
Expected life of warrant	2 years

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

On July 2, 2010, the Company entered into a Common Stock Purchase Agreement with a single investor. As part of this agreement, the Company issued warrants to purchase 60,606 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.32 and a life of five years. The warrants vested on January 1, 2011 and expire December 31, 2015. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of September 30, 2012, there were 18,182 warrants outstanding.

A summary of warrant activities as of September 30, 2012, and for the year ended December 31, 2011, is as follows:

	Warrants	Weighted Average Exercise Price
Balance – December 31, 2010	1,131,078	$3.49
Granted	2,272,963	1.25
Exercised	(15,615)	1.03
Expired	(129,240)	2.08
Balance – December 31, 2011	3,259,186	1.99
Granted	350,000	1.90
Exercised	(1,768,167)	1.11
Cancelled by cashless exercise	(516,917)	1.40
Balance – September 30, 2012 – outstanding	1,324,102	$3.25

Balance – September 30, 2012 – exercisable	1,124,102	$3.44

The Company recognized $1,000 and $165,000 in compensation expense relating to stock purchase warrants for the three months ended September 30, 2012 and 2011, respectively, and $271,000 and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

The warrants outstanding as of September 30, 2012, are as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.14	100,000	100,000	4.34 years	$94,000
$1.32	18,182	18,182	3.25 years	14,000
$2.20	250,000	50,000	1.45 years	-
$2.22	517,257	517,257	4.16 years	-
$3.30	61,207	61,207	2.66 years	-
$3.75	50,000	50,000	3.38 years	-
$6.36	327,456	327,456	0.11 years	-
	1,324,102	1,124,102	2.58 years	$108,000

8.   Stockholders’ Equity

During the nine months ended September 30, 2012, the Company issued 334,851 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $94,000. The Company also issued 1,768,167 shares of common stock in connection with the exercise of warrants, for proceeds of approximately $2.0 million.

9.   Recent Accounting Pronouncements

There were no accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations, or cash flows.

10.   Subsequent Events

Intrexon Collaboration for Infectious Diseases

On October 16, 2012, a closing was held for the transaction previously announced on August 8, 2012 between the Company and Intrexon Corporation (“Intrexon”). The Company issued 3,552,210 shares of Company common stock, $0.001 par value, which issuance is also deemed paid in partial consideration for the execution and delivery of the Exclusive Channel Collaboration Agreement, dated August 6, 2012, between the Company and Intrexon. The offer and issuance of such shares of common stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, the Company is relying on the exemption from federal registration under Section 4(2) and Regulation D of the Securities Act, based on the Company’s belief that the offer and sale of such shares of common stock does not involve a public offering as Intrexon is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering. The Company will record research and development expense of $7.6 million, the fair value of these shares based on the quoted closing trading price of $2.15 per share.

Private Placement Financing

On October 25, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in a private placement an aggregate of 6,750,000 shares of the Company’s common stock at a price per share of $1.60 (the “Common Shares”) for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million (the “Offering”). On October 30, 2012, the Company completed the Offering. The Company intends to use the net proceeds from the Offering to develop its monoclonal antibody and synthetic DNA programs through its Exclusive Channel Collaborations with Intrexon Corporation, and for general corporate purposes, including the execution of its business plan and expansion of its pipeline.

In connection with the Offering, the Company also entered into a registration rights agreement with certain of the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires that the Company file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares owned by such Purchasers and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, the Company will be required to pay to each of the Purchasers liquidated damages of 1.5% of their aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event will the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

In connection with the Offering, the Company also entered into an agreement with a certain Purchaser that is an affiliate of Intrexon Corporation (the “Joinder Agreement”) pursuant to which such Purchaser agreed to be bound by the terms of and join Intrexon Corporation as a party to its registration rights agreement with the Company entered into in connection with the Exclusive Channel Collaboration Agreement between the Company and Intrexon Corporation dated August 6, 2012.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, the Company agreed to (i) pay to the Placement Agent cash commissions equal to 6.0% of the gross proceeds received in the Offering, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 635,855 shares of the Company’s common stock with an exercise price of $1.60 per share (the “Placement Agent Warrant”) and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses incurred in connection with the Offering, including reasonable legal fees and disbursements. The Placement Agent Warrant also provides for the same registration rights and obligations, and is subject to certain limitations, as set forth in the Registration Rights Agreement with respect to the Common Shares underlying such warrant.

The fair value of the warrant approximated $1.4 million and was measured using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$1.60
Expected dividends	0%
Expected volatility	153%
Risk free interest rate	0.82%
Expected life of warrant	5 years

Agreement to Acquire C. difficile Clinical-stage Program

On November 8, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Prev ABR LLC (“Prev”), pursuant to which the Company has the right to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase I and Phase II clinical data, manufacturing process data and all issued and pending U.S. and international patents.  Pursuant to the Agreement, the Company paid Prev an initial cash payment of $100,000 upon execution of the Agreement and subject to closing conditions anticipated to occur within 30 days, the Company will pay an additional payment $135,000 in cash and 625,000 unregistered shares of the Company’s common stock to Prev.  In addition, upon the achievement of the milestones set forth below, Prev may be entitled to receive additional consideration payable 50% in cash and 50% in stock of the Company, subject to Prev’s option to receive the entire payment in shares of the Company’s stock, with the exception of the first milestone payments to be paid in cash: (i) upon commencement of an IND; (ii) upon commencement of a Phase I clinical trial; (iii) upon commencement of a Phase II clinical trial; (iv) upon commencement of a Phase III clinical trial; (v) upon Biologic License Application (BLA) filing in the U.S. and for territories outside of the U.S. (as defined in the Agreement); and, (vi) upon BLA approval in the U.S. and upon approval in territories outside the-U.S.  The Agreement and stock issuances are subject to prior approval of the NYSE MKT, LLC. The Agreement is subject to certain due diligence obligations and no royalties are payable to Prev under the Agreement.

The Agreement provides for termination prior to closing: (i) upon the mutual agreement of the parties; (ii) by Prev if the closing has not occurred within thirty (30) days of the execution of the Agreement; provided that such failure to close is not due to the failure of Prev to fulfill its obligations under the Agreement or Prev has not been the cause of such failure, or (iii) by the Company at any time. If the Agreement is terminated by the Company then the Company shall be entitled to receive a refund of half of its initial cash payment, in addition to any fees paid by the Company on behalf of Prev and if such termination is due to the failure of Prev to fulfill its obligations under the Agreement or a breach of a representation or warranty of Prev then the Company shall be entitled to a refund of the entire cash payment in addition to any fees paid by the Company on behalf of Prev.

The Agreement also provides that Prev has a right to the return to it of all assets acquired by the Company under the Agreement if on or prior to the date that is (i) thirty (30) months after the execution of the Agreement, the Company has not initiated toxicology studies in non-rodent models or (ii) thirty six (36) months have not filed an IND under the program related to the assets and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Agreement and after such change of control the assets are not further developed; provided however that such thirty (30) and thirty six (36) month periods can be extended by the Company for an additional twelve (12) months upon payment of a cash milestone payment.

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

Overview

We are a biotechnology company focused on the development of synthetic biologics and innovative medicines for serious infections and diseases. We are developing a series of monoclonal antibodies (mAbs) for the treatment of certain infectious diseases and a synthetic DNA-based therapy for the treatment of pulmonary arterial hypertension (PAH). In addition, we are developing a product candidate to treat relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS; designing a clinical development pathway for the treatment of amyotrophic lateral sclerosis (ALS); and, have partnered the development of a treatment for fibromyalgia. We are also evaluating additional in-licensing opportunities.

Product Pipeline:

Infectious Disease Programs:

•

In August 2012, we entered into a second worldwide exclusive channel collaboration with Intrexon Corporation (Intrexon) through which we intend to develop and commercialize a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix™ and LEAP™ platforms, we intend to target three infectious disease indications as part of the Intrexon collaboration. In September 2012, we initiated efforts to develop our first mAb therapy for the treatment of acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for acinetobacter infections represents a multi-billion dollar market opportunity.

(mAbLogix™ and LEAP™ are registered trademarks of Intrexon Corporation)

Synthetic Biologic Program:

•	Our synthetic DNA-based product candidate is intended to treat PAH, a serious life-threatening lung disease. This product is designed to deliver DNA that encodes a therapeutic protein called prostacyclin synthase (PGIS) locally to the pulmonary arteries of PAH patients via a single procedure, and, via an oral daily pill, control the long-term local expression of such therapeutic protein. We are developing this initial product candidate pursuant a global exclusive channel collaboration that we entered into with Intrexon in November 2011. As part of this collaboration, we have access to Intrexon's UltraVector® platform and RheoSwitch Therapeutic System® for this product application. We anticipate that by continuously producing and delivering prostacyclin directly where it is needed, in the pulmonary arteries of PAH patients, this product candidate may overcome the dose limiting side effects of systemic prostacyclin treatments for PAH, a mainstay of PAH treatment. According to GlobalData, the global market for PAH treatments is estimated to exceed $3.6 billion by 2015.

(UltraVector® and RheoSwitch Therapeutic System® are registered trademarks of Intrexon Corporation)

Multiple Sclerosis Programs:

•	TrimestaTM (oral estriol) is being developed as an oral once-daily treatment for relapsing-remitting MS in women. Patient enrollment of 164 patients is complete in this randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at 15 centers in the U.S. Patients are being dosed and monitored for two years. This clinical trial is supported by grants exceeding $8 million, which should be sufficient to fund the trial through completion. Current sales of injectable disease-modifying therapies for MS are estimated at $8.9 billion annually. According to various reports, sales of oral disease-modifying therapies for MS, of which Trimesta™, if and when approved, would be in such class, are anticipated to grow from $500 million in 2010 to $5 billion annually by 2017.

•	TrimestaTM is also being developed for the treatment of cognitive dysfunction in female MS patients. In January 2012, patient enrollment began in a randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at University of California, Los Angeles (UCLA). Patient recruitment and enrollment into this trial is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations and we have pledged approximately $500,000 to UCLA to partially fund this trial payable over three years. An estimated 50-65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment.

Other Programs:

•	AEN-100 (gastroretentive zinc acetate) is a novel formulation of zinc acetate that may be used for the treatment of ALS, also known as Lou Gehrig’s disease. Previous investigator studies have suggested that alterations in the handling and disposition of zinc ions in the brain may be important in the initiation and development of ALS. We are currently collaborating with the investigator and, based on feedback from the United States Food & Drug Administration (FDA), intend to design a clinical development pathway for AEN-100 in the treatment of ALS. There is only one approved therapy for ALS, the efficacy of which is considered to be marginal. Based on an estimated annual price of $10,000 per ALS patient, we estimate that the total market potential in the U.S. is $300 million.

•	EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia by Meda AB (Meda), a multi-billion dollar international pharmaceutical company. On May 6, 2010, we entered into a sublicense agreement with Meda covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. According to Meda’s 2011 Annual Report filed in May 2012, flupirtine for fibromyalgia is currently in Phase II development. The sublicense agreement provides that all ongoing and future development costs are to borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the U.S. is $6 billion.

Recent Developments

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

On October 16, 2012, a closing was held for the transaction previously announced in August 2012 between ourselves and Intrexon. Pursuant to the terms of a Stock Issuance Agreement with Intreson, we issued 3,552,210 shares of our common stock, $0.001 par value, which issuance is also deemed paid in partial consideration for the execution and delivery of the Exclusive Channel Collaboration Agreement, dated August 6, 2012, between ourselves and Intrexon. We also agreed to register the shares issued to Intrexon in accordance with the First Amendment to Registration Rights Agreement.

On October 25, 2012, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which we agreed to sell to the Purchasers in a private placement an aggregate of 6,750,000 shares of our common stock at a price per share of $1.60 (the “Common Shares”) for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million (the “Offering”). On October 30, 2012, we completed the Offering. We intend to use the net proceeds from the Offering to develop our monoclonal antibody and synthetic DNA programs through our Exclusive Channel Collaborations with Intrexon Corporation, and for general corporate purposes, including the execution of our business plan and expansion of our pipeline.

In connection with the Offering, we also entered into a registration rights agreement with certain of the Purchasers (the “Registration Rights Agreement”). The Registration Rights Agreement requires that we file a registration statement (the “Initial Registration Statement”) with the Securities and Exchange Commission (the “SEC”) within forty-five (45) days of the closing date of the Offering (the “Filing Date”) for the resale by the Purchasers of all of the Common Shares owned by such Purchasers and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect thereto (the “Registrable Securities”). The Initial Registration Statement must be declared effective by the SEC within ninety (90) days of the closing date of the Offering (the “Effectiveness Date”) subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date, we will be required to pay to each of the Purchasers liquidated damages of 1.5% of their aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event will the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser for the Registrable Securities.

In connection with the Offering, we also entered into an agreement with a certain Purchaser that is an affiliate of Intrexon Corporation (the “Joinder Agreement”) pursuant to which such Purchaser agreed to be bound by the terms of and join Intrexon Corporation as a party to its registration rights agreement with us entered into in connection with the Exclusive Channel Collaboration Agreement between ourselves and Intrexon Corporation dated August 6, 2012.

Griffin Securities, Inc. (the “Placement Agent”) served as the placement agent for the Offering. In consideration for services rendered as the Placement Agent in the Offering, we agreed to (i) pay to the Placement Agent cash commissions equal to 6.0% of the gross proceeds received in the Offering, (ii) issue to the Placement Agent, or its designee, a five-year warrant to purchase up to 635,855 shares of our common stock with an exercise price of $1.60 per share (the “Placement Agent Warrant”) and (iii) reimburse the Placement Agent for its reasonable actual out-of-pocket expenses incurred in connection with the Offering, including reasonable legal fees and disbursements. The Placement Agent Warrant also provides for the same registration rights and obligations, and is subject to certain limitations, as set forth in the Registration Rights Agreement with respect to the Common Shares underlying such warrant.

On November 8, 2012, we entered into an Asset Purchase Agreement (the “Agreement”) with Prev ABR LLC (“Prev”), pursuant to which we have the right to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase I and Phase II clinical data, manufacturing process data and all issued and pending U.S. and international patents.  Pursuant to the Agreement, we paid Prev an initial cash payment of $100,000 upon execution of the Agreement and subject to closing conditions anticipated to occur within 30 days, we will pay an additional payment $135,000 in cash and 625,000 unregistered shares of our common stock to Prev.  In addition, upon the achievement of the milestones set forth below, Prev may be entitled to receive additional consideration payable 50% in cash and 50% in our stock, subject to Prev’s option to receive the entire payment in shares of our stock, with the exception of the first milestone payments to be paid in cash: (i) upon commencement of an IND; (ii) upon commencement of a Phase I clinical trial; (iii) upon commencement of a Phase II clinical trial; (iv) upon commencement of a Phase III clinical trial; (v) upon Biologic License Application (BLA) filing in the U.S. and for territories outside of the U.S. (as defined in the Agreement); and, (vi) upon BLA approval in the U.S. and upon approval in territories outside the-U.S.  The Agreement and stock issuances are subject to prior approval of the NYSE MKT, LLC. The Agreement is subject to certain due diligence obligations and no royalties are payable to Prev under the Agreement.

The Agreement provides for termination prior to closing: (i) upon the mutual agreement of the parties; (ii) by Prev if the closing has not occurred within thirty (30) days of the execution of the Agreement; provided that such failure to close is not due to the failure of Prev to fulfill its obligations under the Agreement or Prev has not been the cause of such failure, or (iii) by us at any time. If the Agreement is terminated by us then we shall be entitled to receive a refund of half of its initial cash payment, in addition to any fees paid by us on behalf of Prev and if such termination is due to the failure of Prev to fulfill its obligations under the Agreement or a breach of a representation or warranty of Prev then we shall be entitled to a refund of the entire cash payment in addition to any fees paid by us on behalf of Prev.

The Agreement also provides that Prev has a right to the return to it of all assets acquired by us under the Agreement if on or prior to the date that is (i) thirty (30) months after the execution of the Agreement, we have not initiated toxicology studies in non-rodent models or (ii) thirty six (36) months have not filed an IND under the program related to the assets and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Agreement and after such change of control the assets are not further developed; provided however that such thirty (30) and thirty six (36) month periods can be extended by us for an additional twelve (12) months upon payment of a cash milestone payment.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $56.9 million through September 30, 2012. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Pipeline Programs and Therapeutic Areas

Infectious Disease Programs

We are pursuing the development of treatments for infectious diseases. Infectious disease outbreaks are increasing while intervention options declining due to widespread multidrug-resistant pathogens, increasing numbers of immuno-compromised patients and the discovery of new pathogens.

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

Intrexon Collaboration for Infectious Diseases

In August 2012, we entered into a second worldwide exclusive channel collaboration with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix™ platform for rapid discovery of fully human mAbs and the LEAP™ cell processing station, our initial efforts will target three infectious disease indications. We also have the option to target an additional five infectious disease indications under this collaboration.

Monoclonal Antibodies for Infectious Diseases

Acting as the body's army, antibodies are proteins, generally found in the bloodstream, that provide immunity in detecting and destroying pathogens, such as viruses and bacteria and their associated toxins. MAbs can also be designed and produced as therapeutic agents, utilizing protein engineering and recombinant production technologies. The mAbs being developed under the Synthetic Biologics’ collaboration with Intrexon are intended to supplement a patient's own immune system by providing the means to specifically and rapidly neutralize and/or clear specific pathogens and toxins of interest in a process known as “passive immunity”. Many pathogens that cause infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs. We intend to utilize Intrexon’s comprehensive suite of proprietary mAb design and recombinant protein production technologies to efficiently create potent candidate mAbs for human testing and use to specifically treat certain infectious diseases for which current therapies are unavailable or inadequate.

First Infectious Disease Target: Acinetobacter

In September 2012, we initiated efforts to develop our first mAb therapy for the treatment of acinetobacter infections under our collaboration with Intrexon. Acinetobacter is a difficult to treat pathogen due to its rapid and well-established resistance to most antibiotics, making it a multidrug-resistant pathogen. In addition, as a biofilm-forming pathogen, Acinetobacter has the ability to survive up to twice as long as non-biofilm-forming pathogens. In the U.S., Acinetobacter has been reported to be the cause of up to 2.6% of hospital acquired infections, 1.3% of bloodstream infections and 7% of ICU respiratory tract infections, and more than half of the Acinetobacter isolates are multidrug-resistant. Patients with infections caused by Acinetobacter have been reported having mortality rates as high as 43% in the hospital and in the ICU. While Acinetobacter is a well-documented pathogen in the hospital setting, this pathogen also poses an increasing danger to wounded servicemen and women in military treatment centers and to those treated in trauma centers following natural disasters.

A treatment for acinetobacter infections represents a multi-billion dollar market opportunity.

Synthetic Biologic Program

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

Intrexon Collaboration for a Synthetic DNA-Based Therapy for PAH

In November 2011, we entered into a collaboration with Intrexon for the design, optimization and development of a synthetic DNA-based therapeutic product candidate utilizing Intrexon’s proprietary technologies for the treatment of PAH. Synthetic DNA-based therapeutics comprise constructs of DNA that can be administered to patients via a single procedure. Once introduced, they are intended to continuously produce therapeutic proteins in vivo in a controllable and localized fashion for up to a period of years.

An important feature of our synthetic DNA-based product candidate for PAH being developed in collaboration with Intrexon may be the incorporation of its proprietary technologies: the UltraVector® platform for design, construction, and testing of genetic components and the RheoSwitch Therapeutic System®. The RheoSwitch Therapeutic System® is intended to provide unprecedented control of therapeutic protein expression through the use of a highly specific orally available activating ligand that can be taken by patients on a daily basis as one or more pills. In this way, the levels of in vivo protein expression may be adjusted from time to time by treating physicians through simple dose adjustment of the oral activating ligand. Such system also provides an important safety mechanism not previously available in gene therapy clinical trials since in the absence of taking an oral pill, protein expression would not be expected to occur.

PAH

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

Multiple Sclerosis Program

We are developing our product candidate, TrimestaTM (oral estriol), to treat relapsing-remitting MS and cognitive dysfunction in MS.

Relapsing-Remitting MS in Women

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

There are currently eight FDA approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Novantrone®, Copaxone®, Tysabri® , Gilenya® and Extavia®. These therapies provide only a modest benefit for patients with relapsing-remitting MS and therefore serve to only delay progression of the disease. All of these drugs except Gilenya® require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms), high rates of non-compliance among users, and eventual loss of efficacy due to the appearance of resistance in approximately 30% of patients. Despite the availability of multiple FDA-approved therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy economic toll.

Current sales of injectable disease-modifying therapies for MS are estimated at $8.9 billion annually.  According to various reports, sales of oral disease-modifying therapies for MS, of which Trimesta, if and when approved, would be in such class, are anticipated to grow from $500 million in 2010 to in excess of $5 billion annually by 2017.

Relapsing-Remitting MS: Background

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

Relapsing-Remitting MS: Clinical Development

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

A Phase II randomized, double-blind, placebo-controlled clinical trial is currently underway at 15 centers in the U.S. The purpose of this clinical trial is to study whether 8 mg of oral Trimesta taken daily over a two year period will reduce the rate of relapses in a large population of female patients with relapsing-remitting MS. Investigators are administering either Trimesta or matching placebo, in addition to a standard of care, glatiramer acetate (Copaxone®) injections, an FDA-approved therapy for MS, to women between the ages of 18 to 50 who have been recently diagnosed with relapsing-remitting MS. Relapse rates at two years is the primary endpoint in this clinical trial being run under an investigator-initiated IND. As of January 23, 2012, 164 patients have been enrolled in the clinical trial and the trial enrollment has been closed. The patients will be dosed and monitored for two years.

With over $8 million in grant funding to date, the ongoing Trimesta clinical trial should be funded to its completion.

Cognitive Dysfunction in MS

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

Cognitive Dysfunction in MS: Background

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

Cognitive Dysfunction in MS: Clinical Development

Our Trimesta (oral estriol) drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Dr. Voskuhl will administer either oral Trimesta or a matching placebo, in addition to any FDA-approved MS treatment. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation have pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. Patient recruitment and enrollment into this trial is ongoing.

Other Programs

ALS

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

ALS: Background

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

ALS: Clinical Development

Preparations are underway to design a clinical development pathway for our proprietary drug candidate, AEN-100, a gastroretentive, sustained-release zinc-based tablet, under an investigator-initiated IND application. Manufacturing and stability studies of AEN-100 are ongoing. In July 2012, the investigator, PNA Center for Neurological Research (PNA), held a meeting with the Neurology Products Division of the FDA to discuss the intended clinical development plan; FDA recommendations from that meeting will be incorporated into the development pathway.

In November 2011, PNA reported top-line results from its pilot Phase I/II open label, three month safety study of oral high dose zinc therapy in ALS. The clinical study met its primary outcome as no safety issues related to zinc therapy were observed. In addition, an average decrease in the monthly rate of disease progression was observed in the ALS patients on zinc therapy, compared to published historical controls, as well as compared to the average monthly rate of disease progression of the subjects prior to enrollment in the study. AEN-100 is not the same zinc formulation utilized by PNA in its previously completed Phase I/II safety study of zinc for ALS, and PNA intends to conduct a Phase I study of AEN-100 in normal volunteers prior to initiating the intended Phase II clinical trial in ALS patients.

Fibromyalgia

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

Fibromyalgia: Meda Corporate Partnership

On May 6, 2010, we entered into a sublicense agreement with Meda, a multi-billion dollar international pharmaceutical company, pursuant to which Meda assumed all future development costs and may commercialize flupirtine for fibromyalgia in the U.S. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon the FDA’s acceptance of the New Drug Application (NDA) for flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA. Pursuant to the sublicense agreement, we will also receive a 7% royalty on net sales of flupirtine for fibromyalgia in the U.S., Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard teaching hospital.

Flupirtine is approved and marketed by Meda and its distributors in Europe and other countries for indications other than fibromyalgia and has been prescribed to millions of patients worldwide. We believe that such substantial human experience with flupirtine should greatly assist the FDA in its evaluation of the safety of flupirtine upon review of an NDA of flupirtine for fibromyalgia. According to Meda’s 2011 Annual Report filed in May 2012, flupirtine for fibromyalgia is in Phase II development.

Fibromyalgia: Clinical Development

Our Effirma (flupirtine) product candidate for the treatment of fibromyalgia, has been partnered to Meda (see “Fibromyalgia: Meda Corporate Partnership” section above). Effirma is a selective neuronal potassium channel opener that also has NMDA receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica (subsequently acquired by Meda) and has been approved and is marketed by Meda in Europe since 1984, as well as other countries, for the treatment of pain. It has never been approved by the FDA for any indication.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses increased to $1.1 million for the three months ended September 30, 2012, from $582,000 for the three months ended September 30, 2011. This increase of approximately 84% is primarily the result of additional employee costs, expanded investor relation activities and legal fees. The charge relating to stock-based compensation expense was $279,000 for the three months ended September 30, 2012, compared to $51,000 for the three months ended September 30, 2011.

Research and Development Expenses

Research and development expenses increased to $763,000 for the three months ended September 30, 2012, from $289,000 for the three months ended September 30, 2011. This increase of approximately 164% is primarily the result of additional employee costs and increased program costs associated with our expanded pipeline. Research and development expenses also include a charge relating to stock-based compensation expense of $116,000 for the three months ended September 30, 2011, compared to $6,000 for the three months ended September 30, 2011.

Other Income (Expense), Net

Other income was $10,000 for the three months ended September 30, 2012 and $6,000 for the three months ended September 30, 2011.

Loss from Continuing Operations

Our loss from continuing operations was $1.8 million, or $0.05 per common share for the three months ended September 30, 2012, compared to a net loss of $1.0 million, or $0.04 per common share for the three months ended September 30, 2011.

Loss from Discontinued Operations

Our loss from discontinued operations was $104,000, or $0.00 per common share for the three months ended September 30, 2012, compared to a net loss of $68,000, or $0.00 per common share for the three months ended September 30, 2011. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the three months ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 and 2011

General and Administrative Expenses

General and administrative expenses increased to $3.7 million for the nine months ended September 30, 2012, from $2.3 million for the nine months ended September 30, 2011. This increase of 59% is primarily the result of additional employee costs, expanded investor relation activities and outside legal fees related to various Securities and Exchange Commission issues related to Berman & Company P.A.’s failure to follow proper partner rotation procedures. The charge relating to share-based compensation expense was $1.1 million for the nine months ended September 30, 2012, compared to $861,000 for the nine months ended September 30, 2011. The stock-based compensation for the nine months ended September 30, 2011 includes a charge of $398,000 relating to the modification of certain stock options, prior to expiration, held by a member of the Board of Directors.

Research and Development Expenses

Research and development expenses increased to $1.7 million for the nine months ended September 30, 2012, from $801,000 for the nine months ended September 30, 2011. This increase of 112% is primarily the result of additional employee costs and increased program costs associated with our expanded pipeline, including the initiation of preclinical and clinical programs. Research and development expenses also include a charge relating to share-based compensation expense of $238,000 for the nine months ended September 30, 2012, compared to $20,000 for the nine months ended September 30, 2011.

Other Income (Expense), Net

Other income was $22,000 for the nine months ended September 30, 2012, compared to other expense of $1.7 million for the nine months ended September 30, 2011. Other expense for the nine months ended September 30, 2011, includes $1.7 million relating to the estimated fair value of the warrants associated with the January 2011 and April 2011 financings, adjusted for the change in their fair value at September 30, 2011.

Loss from Continuing Operations

Our loss from continuing operations was $5.4 million, or $0.16 per common share for the nine months ended September 30, 2012, compared to a net loss of $4.8 million, or $0.18 per common share for the nine months ended September 30, 2011.

Income (Loss) from Discontinued Operations

Our income from discontinued operations was $389,000, or $0.01 per common share for the nine months ended September 30, 2012, compared to a net loss of $145,000, or $0.00 per common share for the nine months ended September 30, 2011. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings and various private financings, primarily involving private sales of our common stock and other equity securities, corporate partnering license fees and from the proceeds from the sale of our common stock under registration statements on Forms S-1 and S-3, a private placement financing, laboratory testing revenues and miscellaneous equipment sales.

Our cash totaled $4.6 million as of September 30, 2012, a decrease of $2.1 million from December 31, 2011. During the nine months ended September 30, 2012, the primary sources of cash were proceeds from the stock option exercises of $94,000 and warrant exercises of $2.0 million. The primary use of cash during the nine months ended September 30, 2012 was for working capital requirements.

On October 31, 2012, we completed a private placement financing of 6,750,000 shares of our common stock at a price per share of $1.60 for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million. Our cash at October 31, 2012 was approximately $14.2 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of approximately $56.9 million as of September 30, 2012. With the exception of the three months ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash, which includes aggregate gross proceeds of $10.8 million from our recent financing, will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	costs associated with additional clinical trials of our product candidates;
•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we have recently sold, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold recently, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of September 30, 2012, our accumulated deficit totaled approximately $56.9 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. Our recent loss of S-3 eligibility due to the failure of Berman & Company, P.A. to follow proper partner rotation procedures may also negatively affect our ability to raise capital. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the three months ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

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

On August 8, 2012, we announced an additional exclusive channel collaboration with Intrexon relating to the design, production, testing and commercialization of monoclonal antibodies for the treatment of certain infectious diseases. Although monoclonal antibody therapeutics are well established in the biotechnology and pharmaceutical sectors, their use for the treatment of infectious disease is extremely limited. In order for monoclonal antibodies to be effective for infectious diseases, they must not only properly target the organism of interest (or its toxins), but may also need to overcome defenses and forms of resistance of such organisms. To accomplish this may require the use of more than one specific monoclonal antibody, and mixtures of different monoclonal antibodies, which may create additional unforeseen complications, including increased manufacturing complexity and expense. In order to be competitive, monoclonal antibodies will be required to be produced at a low enough cost of goods in order to be profitably marketed. We have very limited development and manufacturing experience in the field of monoclonal antibodies and infectious disease. We cannot assure that any monoclonal antibody candidates will provide satisfactory in vitro and in vivo nonclinical results sufficient to warrant the expense of cGMP manufacture and clinical testing in human clinical trials.

DNA-based therapy has not yet been proven to be successful.

The FDA has not yet approved any human DNA-based therapy product for sale. The field of DNA-based therapy, also referred to as gene therapy or gene transfer, is experimental and has not yet proven successful in many clinical trials. Clinical trials with DNA-based therapy have encountered a multitude of significant technical problems in the past, including, unintended integration with host DNA, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our preclinical animals studies or human clinical trials will be successful or that we will receive the regulatory approvals necessary to initiate such studies. To the extent that we utilize viral constructs or other systems to deliver our DNA-based therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others we may be forced to, or elect to, discontinue development of such product candidates.

We may not generate additional revenue from our relationships with our corporate collaborators.

On May 6, 2010, we entered into a sublicense agreement with Meda AB whereby we may receive milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that has already been received), plus royalties on our flupirtine program. There can be no assurance that Meda AB will successfully develop flupirtine for fibromyalgia in the U.S., Canada or Japan that would allow us to receive such additional $15 million in milestone payments and royalties on sales in connection with such agreement. The successful achievement of the various milestones set forth in the sublicense agreement is not within our control and we will be dependent upon Meda AB for achievement of such milestones. According to Meda’s 2011 Annual Report filed in May 2012, flupirtine for fibromyalgia is in Phase II development.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was sublicensed to Meda AB and an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our exclusive channel collaboration agreements with Intrexon provide that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered superior.

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

Pursuant to our exclusive channel collaborations with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel and expect to add additional personnel to support our exclusive channel collaborations with Intrexon.

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

As of November 10, 2012, we had twelve employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaborations with Intrexon. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 9.0 million shares of our common stock, including stock options and warrants exercisable within 60 days of October 31, 2012. Our executive officers, directors and principal stockholders together beneficially owned approximately 18.8 million shares of our common stock, including the stock options and warrants exercisable within 60 days of October 31, 2012. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT (formerly the NYSE Amex and the American Stock Exchange). The NYSE MKT requires companies to meet certain continued listing criteria including certain minimum stockholders' equity and equity prices per share as outlined in the NYSE MKT Exchange Company Guide. We may not be able to maintain such minimum stockholders' equity or prices per share or may be required to effect a reverse stock split to maintain such minimum prices and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders' equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In order to remain listed on NYSE MKT, we are required to maintain a minimum stockholders’ equity of $6 million. The net proceeds of $10.1 million from our recent financing increased our stockholders’ equity well above the minimum requirement of $6 million. However, we could be subject to certain additional regulatory requirements or additional inquiries from the NYSE MKT, because our stockholders’ equity at September 30, 2012 was $5.4 million.

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

Our failure to fulfill all of our registration requirements may cause us to suffer liquidated damages, which may be very costly.

The Registration Rights Agreement that we entered into in connection with the Offering requires that we file the Initial Registration Statement with the SEC on or prior to the Filing Date and that the Initial Registration Statement is declared effective by the SEC on or prior to the Effectiveness Date subject to certain adjustments. Upon the occurrence of certain events (each an “Event”), including, but not limited to, that the Initial Registration Statement is not filed prior to the Filing Date or declared effective prior to the Effectiveness Date, the Company will be required to pay to each of the Purchasers liquidated damages of 1.5% of their aggregate purchase price upon the date of the Event and then monthly thereafter until the Event is cured. In no event will the aggregate amount of liquidated damages payable to each of the Purchasers exceed in the aggregate 10% of the aggregate purchase price paid by such Purchaser. In addition, pursuant to the terms of the registration rights agreement that we entered into with Intrexon and an affiliated entity, we are required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance as to when the Initial Registration Statement will be declared effective or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur penalties or damages with respect to such agreements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 16, 2012, a closing was held for the transaction previously announced on August 8, 2012 between us and Intrexon. We issued 3,552,210 shares of our common stock, $0.001 par value, which issuance is also deemed paid in partial consideration for the execution and delivery of the Exclusive Channel Collaboration Agreement, dated August 6, 2012, between us and Intrexon. The offer and issuance of such shares of common stock have not been registered under the Securities Act of 1933, as amended, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, we are relying on the exemption from federal registration under Section 4(2) and Regulation D of the Securities Act, based on our belief that the offer and sale of such shares of common stock does not involve a public offering as Intrexon is an “accredited investor” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

On October 30, 2012, we issued 6,750,000 shares of our common stock at a price per share of $1.60 for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million to certain accredited investors. In connection with the offering, we also issued to the placement agent, and its designees, a five-year warrant to purchase up to 635,855 shares of our common stock with an exercise price of $1.60 per share. The offer and issuance of such shares of common stock, the warrants and the shares of common stock underlying such warrants have not been registered under the Securities Act of 1933, as amended, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, we are relying on the exemption from federal registration under Section 4(2) and Regulation D of the Securities Act, based on our belief that the offer and sale of such shares of common stock, the warrants and the shares of common stock underlying such warrants do not involve a public offering as the purchasers of the common stock and placement agent are “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation has been involved in the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

EX-101.INS	XBRL Instance Document *

EX-101.SCH	XBRL Taxonomy Extension Schema *

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase *

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2012

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2012

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

Monoclonal Antibodies (mAbs)

Acting as the body's army, antibodies are proteins, generally found in the bloodstream, that provide immunity in detecting and destroying pathogens, such as viruses and bacteria and their associated toxins.

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

Trimesta (oral estriol)	Proposed tradename of Synthetic Biologics’ investigational oral drug for the treatment of relapsing- remitting MS and cognitive dysfunction in MS.

