Form 10-Q
period 2013-03-31
Synthetic Biologics, Inc.
filed 2013-05-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013 the registrant had 44,654,414 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash	$8,520	$9,954
Prepaid expenses and other current assets	2,234	2,509
Note receivable	700	-
Total Current Assets	11,454	12,463

Property and equipment, net	215	223

Long-term note receivable	-	700

Deposits and other assets	15	37
Total Assets	$11,684	$13,423

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$196	$395
Total Current Liabilities	196	395

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 44,735,896 issued and 44,654,414 outstanding and 44,444,230 issued and 44,362,748 outstanding	45	44
Additional paid-in capital	82,612	81,925
Accumulated deficit	(71,169)	(68,941)
Total Stockholders' Equity	11,488	13,028
Total Liabilities and Stockholders' Equity	$11,684	$13,423

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Costs and Expenses:
General and administrative	$1,122	$1,468
Research and development	1,118	386
Total Operating Costs and Expenses	2,240	1,854

Loss from Operations	(2,240)	(1,854)

Other Income:
Interest income	11	-
Other income	1	5
Total Other Income	12	5

Loss from Continuing Operations	(2,228)	(1,849)

Income from Discontinued Operations	-	649

Net Loss	$(2,228)	$(1,200)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	-	0.02

Net Income (Loss) Per Share	$(0.05)	$(0.04)

Weighted average number of shares outstanding during the period - Basic and Dilutive	44,601,396	32,003,164

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2,228)	$(1,200)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	457	508
Depreciation	11	20
Provision for uncollectible accounts receivable	-	8
Changes in operating assets and liabilities:
Accounts receivable	-	(43)
Prepaid expenses and other current assets	275	(67)
Deposits and other assets	22	10
Gain on discontinued operations	-	(677)
Accounts payable	(199)	(72)
Accrued liabilities	-	98
Net Cash Used In Operating Activities	(1,662)	(1,415)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3)	-
Net Cash Used In Investing Activities	(3)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	231	68
Proceeds from issuance of common stock for warrant exercises	-	1,471
Net Cash Provided By Financing Activities	231	1,539

Net increase(decrease) in cash	(1,434)	124

Cash at beginning of period	9,954	6,678

Cash at end of period	$8,520	$6,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) as filed with the SEC. The interim results for the three months ended March 31, 2013, are not necessarily indicative of results for the full year.

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

In accordance with ASC Topic 205-20 “Presentation of Financial Statements-Discontinued Operations” (ASC 205-20), the Company determined that all the criteria for reporting a discontinued operation had been met. Accordingly, the Lab has been classified as a discontinued operation and its results of operations, financial position and cash flows are separately reported for all periods presented.

The summarized statement of operations data for Adeona Clinical Laboratory for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	March 31,
	2013	2012
Laboratory fees, net	$-	$115

Operating Costs and Expenses:
General and administrative	-	27
Cost of laboratory services	-	116
Total operating costs and expenses	-	143
Loss from discontinued operations	-	(28)

Other Income:
Gain on sale of Adeona Clinical Laboratory	-	677
Income (loss) from discontinued operations	$-	$649

4.	Fair Value of Financial Instruments

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

Cash and cash equivalents include money market accounts and mutual funds of $7.6 million and $9.6 million as of March 31, 2013 and December 31, 2012, respectively, that are measured using Level 1 inputs.

5.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31, 2013	December 31, 2012
Intrexon prepaid research and development expenses	$2,033	$2,412
Other receivables	44	17
Prepaid expenses	157	80
Total	$2,234	$2,509

The Intrexon prepaid research and development expenses are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon. The Company anticipates that the majority of the prepaid will be applied to research and development goods and services during 2013.

Property and equipment (in thousands)

	March 31, 2013	December 31, 2012
Manufacturing equipment	$297	$297
Computer and office equipment	38	35
Laboratory equipment	133	133
	468	465
Less accumulated depreciation	(253)	(242)
Total	$215	$223

6.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of March 31, 2013, there were 953,507 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2013, there are 660,240 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2013, there are 2,607,500 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Exercise price	$1.74	$1.14 - $2.47
Expected dividends	0%	0%
Expected volatility	148%	108% - 174%
Risk free interest rate	0.77%	0.37% - 1.98%
Expected life of option	5 years	10 years
Expected forfeitures	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

·	immediate vesting,
·	half vesting immediately and the remainder over three years,
·	quarterly over three years,
·	annually over three years,
·	one-third immediate vesting and remaining annually over two years,
·	one half immediate vesting with remaining vesting over nine months,
·	one quarter immediate vesting with the remaining over three years
·	one quarter immediate vesting with the remaining over 33 months; and
·	monthly over three years.

During the three months ended March 31, 2013, the Company granted 117,500 options to employees and directors having an approximate fair value of $185,000 based upon the Black-Scholes option pricing model.  During the same period in 2012, the Company granted 1,300,000 options to employees and consultants having an approximate fair value of $3 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of March 31, 2013, and for the year ended December 31, 2012, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Balance - December 31, 2011	2,979,010	$1.34	6.01 years	$-
Granted	2,075,000	$2.21
Exercised	(374,851)	$0.34
Forfeited	(225,413)	$2.37
Balance - December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	117,500	$1.74
Exercised	(291,666)	$0.79
Forfeited	(58,333)	$3.48
Balance - March 31, 2013 - outstanding	4,221,247	$1.82	6.12 years	$953,000
Balance - March 31, 2013 - exercisable	2,791,024	$1.67	5.44 years	$856,000

Grant date fair value of options granted - 2013		$185,000
Weighted average grant date fair value - 2013		$1.57
Grant date fair value of options granted - 2012		$4,468,000
Weighted average grant date fair value - 2012		$2.15

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended March 31, 2013 and 2012 were $457,000 and $508,000, respectively.

As of March 31, 2013, total unrecognized stock-based compensation expense related to stock options was $2.9 million, which is expected to be expensed through February 2016.

7.	Stock Purchase Warrants

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of March 31, 2013, all the warrants were outstanding.

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of twelve months that began on February 20, 2012. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain stock price milestones. Upon initiation of the program, 50,000 of the performance warrants vested. The performance warrant is exercisable for a period of two years from the date of issuance for an exercise price equal to the price ($2.20 per share) of the Company’s common stock on the date of execution (March 15, 2012). In March 2013, the performance warrants’ vesting period was extended to March 14, 2014. All other provisions of the performance warrants remain unchanged. The incremental expense related to the modification of the warrants of approximately $76,000 will be recognized over the one year extension period.

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant was paid a monthly fee and on February 2, 2012, was issued warrants exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price ($1.14) of the Company’s common stock on the date of issue. As of March 31, 2013, all the warrants were outstanding.

A summary of warrant activity for the Company for the three months ended March 31, 2013 and for the year ended December 31, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2011	3,259,186	$1.95
Granted	985,855	1.71
Exercised	(1,768,167)	1.11
Forfeited	(844,373)	3.32
Balance as December 31, 2012	1,632,501	1.99
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance as March 31, 2013	1,632,501	$1.99

Stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants for the three months ended March 31, 2012 was $209,000. There was no stock-based compensation for warrants for the three months ended March 31, 2013.

A summary of all outstanding and exercisable warrants as of March 31, 2013 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.14	100,000	100,000	3.84 years		$56,000
$1.32	18,182	18,182	2.75 years		$7,000
$1.60	635,855	635,855	4.58 years		$63,000
$2.20	250,000	50,000	0.96 years	$
$2.22	517,257	517,257	3.66 years		$-
$3.30	61,207	61,207	2.16 years		$-
$3.75	50,000	50,000	2.88 years		$-
$1.99	1,632,501	1,432,501	3.53 years		$126,000

8.  Stockholders’ Equity

During the three months ended March 31, 2013, the Company issued 291,666 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $231,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

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

Product Pipeline:

Summary of Infectious Disease Programs:

•	Clostridium difficile (C. difficile) infections: In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of C. difficile infections (CDI), the leading cause of hospital acquired infections (HAI), that generally occurs secondary to treatment with intravenous antibiotics. The acquired assets include a pre-Investigational New Drug (IND) package for P3A (SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and Biologic License Application (BLA) with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004, previously known as IPSAT P3A. When co-administered with certain intravenous beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the gastrointestinal (GI) tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. In 2012, 15 million Americans were administered beta-lactam antibiotics.*

*This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

•	Pertussis: In December 2012, in collaboration with Intrexon, we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. We are developing a mAb therapy, SYN-005, designed to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants and potentially shorten the duration of chronic cough in afflicted adults. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants.

•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity.

Summary of Multiple Sclerosis Program:

•	TrimestaTM (oral estriol) is being developed as an oral once-daily treatment for relapsing-remitting multiple sclerosis (MS) in women. Patient enrollment is complete in this two-year, randomized, double-blind, placebo-controlled Phase II clinical trial being conducted at 15 centers in the U.S. The primary endpoint is relapse rate at two years, with top-line results expected in 1H 2014. This trial is supported by grants exceeding $8 million, which should be sufficient to fund the trial through completion. Annual worldwide sales of current MS therapies are estimated at $14.1 billion.

•	TrimestaTM is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month randomized, double-blind, placebo-controlled Phase II clinical trial is being conducted at the University of California, Los Angeles (UCLA). The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations and we have pledged approximately $500,000 to UCLA to partially fund this trial payable over three years. An estimated 50-65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment.

Summary of Fibromyalgia Program:

•	EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia by Meda AB (Meda), a multi-billion dollar international pharmaceutical company. On May 6, 2010, we entered into a sublicense agreement with Meda covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. The sublicense agreement provides that all ongoing and future development costs are to borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. According to Meda’s 2012 Year-End Report filed in February 2013, Meda has received the go-ahead from the FDA to conduct a Phase II proof of concept study for the treatment of fibromyalgia. Meda also announced that the randomized, double-blind, placebo and active-controlled study of patients with fibromyalgia will be conducted at 25 clinics in the U.S. Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the U.S. is $6 billion.

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

On August 6, 2012, we expanded our relationship with Intrexon and entered into a Second Channel Agreement with Intrexon (the “Second Channel Agreement”) that governs an “exclusive channel collaboration” arrangement in which we will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases (the “Program”). The Second Channel Agreement establishes committees comprised of our and Intrexon representatives that will govern activities related to the Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property. On October 16, 2012, a closing was held for the transaction contemplated by the Second Channel Agreement. Pursuant to the terms of a Stock Issuance Agreement with Intrexon (the “Second Stock Purchase Agreement”), we issued 3,552,210 shares of our common stock, $0.001 par value, which issuance is also deemed paid in consideration for the execution and delivery of the Second Channel Agreement, dated August 6, 2012, between ourselves and Intrexon. We registered the shares issued to Intrexon in accordance with the First Amendment to Registration Rights Agreement.

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

On November 18, 2011, we entered into a Stock Purchase Agreement with Intrexon (the “First Stock Issuance Agreement”) pursuant to which we issued to Intrexon 3,123,558 shares of our common stock at a purchase price equal to the $0.001 par value of such shares, which issuance was deemed paid in consideration for the execution and delivery of the channel agreement which was entered into on November 18, 2011 and terminated on April 16, 2013. We also agreed to an equity participation right in future securities offerings.

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

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $71.2 million through March 31, 2013. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

CDI is a widespread and often drug resistant infectious disease, and it is estimated that 1.1 million patients are infected with C. diff annually in the U.S.* CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequent infection acquired in the hospital. It has recently been reported by The Centers for Disease Control and Prevention that the current number of CDI cases may be as high as 500,000 annually in the U.S. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and other inanimate objects. There is currently no vaccine or approved product for the prevention of C. diff infection.

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention CDI, the leading cause of HAIs, that generally occurs secondary to treatment with intravenous antibiotics. The acquired assets include a pre-IND package for P3A (SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004, previously known as IPSAT P3A. When co-administered with certain intravenous beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the GI tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. In 2012, 15 million Americans were administered beta-lactam antibiotics.*

C. difficile: Oral Enzyme Background

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

*This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

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

According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants. Recent news reports throughout the U.S. indicate that the pertussis vaccine introduced in the 1990s does not provide long-term protection and, as a result, whooping cough cases are increasing to a 60-year high. There is no approved treatment for Pertussis, and antibiotic treatment does not have a major effect on the course of Pertussis, because while it can eliminate the B. pertussis bacteria from the respiratory tract, it does not neutralize the pertussis toxin.

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

A treatment for Acinetobacter infections represents a billion dollar market opportunity.

Acinetobacter: Intrexon Collaboration

In August 2012, we initiated a mAb discovery and development program for Acinetobacter infections pursuant to our August 2012 collaboration with Intrexon. Discovery efforts for the development of a mAb are currently underway.

Multiple Sclerosis Program

Relapsing-Remitting MS in Women:

MS is a progressive neurological disease in which the body loses the ability to transmit messages along central nervous system nerve cells, leading to pain, loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the National Multiple Sclerosis Society (NMSS), more than 2.1 million people worldwide (approximately 400,000 patients in the U.S. of which approximately 65% are women) have been diagnosed with MS. The diagnosis is typically made in young adults, ages 20 to 50. According to the NMSS, approximately 85% of MS patients are initially diagnosed with the relapsing-remitting form, and 10-15% with other progressive forms.

There are ten FDA-approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Novantrone®, Copaxone®, Tysabri®, Gilenya®, Extavia®, Aubagio® and TecfideraTM. Many of these therapies provide only a modest benefit for patients with relapsing-remitting MS. All of these drugs except Gilenya® and TecfideraTM require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms) and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of current MS therapies are estimated at $14.1 billion.

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

Fibromyalgia: Meda Corporate Partnership

On May 6, 2010, we entered into a sublicense agreement with Meda, a multi-billion dollar international pharmaceutical company, pursuant to which Meda assumed all future development costs and may commercialize flupirtine, a molecular entity with a unique mode of action for the treatment of fibromyalgia in the U.S. As consideration for such sublicense, we received an up-front payment of $2.5 million and are entitled to milestone payments of $5 million upon the FDA’s acceptance of the New Drug Application (NDA) for flupirtine for fibromyalgia and $10 million upon FDA approval of such NDA. Pursuant to the sublicense agreement, we will also receive a 7% royalty on net sales of flupirtine for fibromyalgia in the U.S., Canada and Japan, with such royalties being shared equally with our licensor, McLean Hospital, a Harvard teaching hospital.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2012 Form 10-K.

Results of Operations

Three Months Ended March 31, 2013 and 2012

General and Administrative Expenses

General and administrative expenses decreased to $1.1 million for the three months ended March 31, 2013, from $1.5 million for the three months ended March 31, 2012. This decrease of approximately 24% is primarily the result of lower consultant and legal fees and non-cash stock-based compensation. The charge relating to stock-based compensation expense was $353,000 for the three months ended March 31, 2013, compared to $499,000 for the three months ended March 31, 2012.

Research and Development Expenses

Research and development expenses increased to $1.1 million for the three months ended March 31, 2013, from $386,000 for the three months ended March 31, 2012. This increase of approximately 190% is primarily the result of additional employee costs and increased program costs associated with our infectious disease programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $103,000 for the three months ended March 31, 2013, compared to $9,000 for the three months ended March 31, 2012.

Other Income

Other income was $12,000 for the three months ended March 31, 2013 and $5,000 for the three months ended March 31, 2012.

Loss from Continuing Operations

Our loss from continuing operations was $2.2 million, or $0.05 per common share for the three months ended March 31, 2013, compared to a net loss of $1.8 million, or $0.06 per common share for the three months ended March 31, 2012.

Income from Discontinued Operations

Our income from discontinued operations was $649,000, or $0.02 per common share for the three months ended March 31, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 – Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $8.5 million as of March 31, 2013, a decrease of $1.4 million from December 31, 2012. During the three months ended March 31, 2013, the primary sources of cash were proceeds from the stock option exercises of $231,000. The primary use of cash during the three months ended March 31, 2013 was for working capital requirements and operating activities which resulted in a net loss of $2.2 million.

Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as, license fees from potential corporate partners, joint ventures and grant funding. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $71.2 million through March 31, 2013. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 16, 2013.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business.

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold recently, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of March 31, 2013, our accumulated deficit totaled approximately $71.2 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

The technology on which our channel partnering arrangement with Intrexon is based on early stage technology.

On August 8, 2012, we announced an exclusive channel collaboration with Intrexon relating to the design, production, testing and commercialization of monoclonal antibodies for the treatment of certain infectious diseases. Although monoclonal antibody therapeutics are well established in the biotechnology and pharmaceutical sectors, their use for the treatment of infectious disease is extremely limited. In order for monoclonal antibodies to be effective for infectious diseases, they must not only properly target the organism of interest (or its toxins), but may also need to overcome defenses and forms of resistance of such organisms. To accomplish this may require the use of more than one specific monoclonal antibody, and mixtures of different monoclonal antibodies, which may create additional unforeseen complications, including increased manufacturing complexity and expense. In order to be competitive, monoclonal antibodies will be required to be produced at a low enough cost of goods in order to be profitably marketed. We have very limited development and manufacturing experience in the field of monoclonal antibodies and infectious disease. We cannot assure that any monoclonal antibody candidates will provide satisfactory in vitro and in vivo nonclinical results sufficient to warrant the expense of cGMP manufacture and clinical testing in human clinical trials.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was sublicensed to Meda AB and an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our exclusive channel collaboration agreement with Intrexon provides that Intrexon may terminate each such agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with Prev provides Prev with the right to the return of the assets if we do not perform certain requirements.

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

We will incur additional expenses in connection with our exclusive channel collaboration arrangement with Intrexon and our agreement with Prev.

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreement with Prev requires that we initiate certain studies and file an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel and expect to add additional personnel to support our exclusive channel collaboration with Intrexon, and research and development of our biologic candidate, SYN-004.

Because our biologic programs are relatively new, we have only recently assumed development responsibility and costs associated with such programs. In addition, because development activities in collaboration with Intrexon are determined pursuant to a joint steering committees comprised of Intrexon and ourselves and we have limited experience, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell or are developing both generic and proprietary products to treat multiple sclerosis include: Abbott Biotherapeutics Corporation, Bayer Health Care, Biogen Idec, Genzyme, GlaxoSmithKline Pharmaceuticals, Merck & Co., Pfizer, Novartis, Sanofi and Teva Pharmaceuticals. Companies that currently sell or are developing both generic and proprietary products to treat infectious diseases include: MedImmune, Pfizer, Cubist, Optimer Pharmaceuticals, Symphogen, Merus, GlaxoSmithKline Pharmaceuticals and Merck & Co. Many of our competitors have significant financial and human resources. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our Trimesta and flupirtine technologies. Should clinicians or regulatory authorities view these therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

As of May 14, 2013, we employed approximately fourteen individuals, eight of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaborations with Intrexon and our development obligations under our agreement with Prev. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

With respect to our product candidates in collaboration with Intrexon, we are dependent upon Intrexon’s synthetic biology facilities and capabilities as we have no such facilities and capabilities of our own. We are also reliant on their vectors, monoclonal antibody discovery, production cell line development and know-how. If any of the foregoing were to become inaccessible or terminated, it would be difficult for us to develop and commercialize our synthetic biologic product candidates.

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

The intellectual property environment in the monoclonal antibody field is particularly complex, constantly evolving and highly fragmented. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patents. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 9.0 million shares of our common stock, including stock options and warrants exercisable within 60 days of May 14, 2013. Randal J. Kirk indirectly beneficially owns approximately 9.8 million shares of our common stock. Our executive officers, directors and principal stockholders together beneficially owned approximately 18.8 million shares of our common stock, including the stock options and warrants exercisable within 60 days of May 14, 2013. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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

Pursuant to the terms of the registration rights agreement that we entered into with Intrexon and an affiliated entity, we are required to file a registration statement with respect to securities issued to them within a certain time period and maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

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
Date: May 15, 2013

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2013

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

