Form 10-Q
period 2013-06-30
Synthetic Biologics, Inc.
filed 2013-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 the registrant had 44,654,414 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$6,877	$9,954
Prepaid expenses and other current assets	1,880	2,509
Note receivable	700	-
Total Current Assets	9,457	12,463

Property and equipment, net	155	223

Long-term note receivable	-	700

Deposits and other assets	15	37
Total Assets	$9,627	$13,423

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$213	$395
Accrued liabilities	16	-
Total Current Liabilities	229	395
Total Liabilities	229	395

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 44,735,896 issued and 44,654,414 outstanding and 44,444,230 issued and 44,362,748 outstanding, respectively	45	44
Additional paid-in capital	83,019	81,925
Accumulated deficit	(73,666)	(68,941)
Total Stockholders' Equity	9,398	13,028
Total Liabilities and Stockholders' Equity	$9,627	$13,423

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Operating Costs and Expenses:
General and administrative	$1,258	$1,176	$2,380	$2,644
Research and development	1,203	547	2,321	933
Total Operating Costs and Expenses	2,461	1,723	4,701	3,577

Loss from Operations	(2,461)	(1,723)	(4,701)	(3,577)

Other Income (Expense):
Interest income	10	-	21	-
Other income (expense)	(46)	7	(45)	12
Total Other Income (Expense), net	(36)	7	(24)	12

Loss from Continuing Operations	(2,497)	(1,716)	(4,725)	(3,565)

Income (Loss) from Discontinued Operations	-	(156)	-	493

Net Loss	$(2,497)	$(1,872)	$(4,725)	$(3,072)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.06)	$(0.05)	$(0.11)	$(0.11)
Discontinued operations	-	-	-	0.02

Net Loss Per Share	$(0.06)	$(0.05)	$(0.11)	$(0.09)

Weighted average number of shares outstanding during the period - Basic and Dilutive	44,654,414	33,011,460	44,628,051	32,507,312

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For six months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(4,725)	$(3,072)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	864	908
Depreciation	23	39
Provision for uncollectible accounts receivable	-	165
Loss on sale of equipment	58	-
Impairment on loss of equipment	-	30
Gain on sale of discontinued operations	-	(677)
Changes in operating assets and liabilities:
Accounts receivable	-	(5)
Prepaid expenses and other current assets	629	(78)
Deposits and other assets	22	11
Accounts payable	(182)	(110)
Accrued liabilities	16	88
Net Cash Used In Operating Activities	(3,295)	(2,701)

Cash Flows From Investing Activities:
Purchase of property and equipment	(13)	-
Net Cash Used In Investing Activities	(13)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	231	94
Proceeds from issuance of common stock for warrant exercises	-	1,861
Net Cash Provided By Financing Activities	231	1,955

Net increase (decrease) in cash	(3,077)	(746)

Cash at beginning of period	9,954	6,678

Cash at end of period	$6,877	$5,932

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

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

Therapeutic Area	Product Candidate	Status

Relapsing-remitting MS	Trimesta (oral estriol)	Completed enrollment in Phase II clinical trial; dosing and monitoring underway

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

C. difficileinfection prevention	SYN-004 (monoclonal antibody)	Series of oral enzyme candidates; first generation candidate (formerly known as P1A) is in Phase II; next generation candidate, SYN-004, (formerly known as P3A) is in preclinical

Pertussis	SYN-005 (monoclonal antibody)	Preclinical; Collaborations with Intrexon and The University of Texas at Austin

Acinetobacterinfection	SYN-001 (monoclonal antibody)	Discovery; Collaboration with Intrexon

Fibromyalgia	Effirma (oral flupirtine)	Partnered with Meda AB

In order to further prioritize the Company’s focus, it previously elected to discontinue further development of AEN-100 for the treatment of amyotrophic lateral sclerosis. However, the Company is seeking development partners for its zinc-based intellectual property and assets including, AEN-100.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) as filed with the SEC. The interim results for the three and six month periods ended June 30, 2013, are not necessarily indicative of results for the full year.

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

The summarized statement of operations data for Adeona Clinical Laboratory for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Laboratory fees, net	$-	$-	$-	$115

Operating Costs and Expenses:
General and administrative	-	156	-	183
Cost of laboratory services	-	-	-	116
Total operating costs and expenses	-	156	-	299
Loss from discontinued operations	-	(156)	-	(184)

Other Income:
Gain on sale of Adeona Clinical Laboratory	-	-	-	677
Income (loss) from discontinued operations	$-	$(156)	$-	$493

4.	Fair Value of Financial Instruments

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

⋅	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

⋅	Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

⋅	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Cash and cash equivalents include money market accounts of $6.9 million and $10.0 million as of June 30, 2013 and December 31, 2012, respectively, that are measured using Level 1 inputs.

5.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30, 2013	December 31, 2012
Intrexon prepaid research and development expenses	$1,719	$2,412
Other receivables	53	17
Prepaid expenses	108	80
Total	$1,880	$2,509

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	June 30, 2013	December 31, 2012
Manufacturing equipment	$152	$297
Computer and office equipment	48	35
Laboratory equipment	133	133
	333	465
Less accumulated depreciation	(178)	(242)
Total	$155	$223

6.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of June 30, 2013, there were 953,507 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2013, there are 443,573 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2013, there are 2,463,056 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Exercise price	-	$1.70- $1.75	$1.74	$1.70- $2.47
Expected dividends	-	0%	0%	0%
Expected volatility	-	171%	148%	108% - 174%
Risk free interest rate	-	1.89% - 1.92%	0.77%	0.37% - 1.98%
Expected life of option	-	7 years – 10 years	5 years	7 years – 10 years
Expected forfeitures	-	0%	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

·	immediate vesting,
·	half vesting immediately and the remainder over three years,
·	quarterly over three years,
·	annually over three years,
·	one-third immediate vesting and remaining annually over two years,
·	one half immediate vesting with remaining vesting over nine months,
·	one quarter immediate vesting with the remaining over three years,
·	one quarter immediate vesting with the remaining over 33 months; and
·	monthly over three years.

During the six months ended June 30, 2013, the Company granted 117,500 options to employees and directors having an approximate fair value of $185,000 based upon the Black-Scholes option pricing model. During the same period in 2012, the Company granted 1,550,000 options to employees and consultants having an approximate fair value of $3.5 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of June 30, 2013, and for the year ended December 31, 2012, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2011	2,979,010	$1.34	6.01 years	$-
Granted	2,075,000	$2.21
Exercised	(374,851)	$0.34
Forfeited	(225,413)	$2.37

Balance - December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	117,500	$1.74
Exercised	(291,666)	$0.79
Forfeited	(419,444)	$2.31

Balance – June 30, 2013 - outstanding	3,860,136	$1.79	6.00 years	$976,000

Balance – June 30, 2013 - exercisable	2,779,133	$1.66	4.34 years	$915,000

Grant date fair value of options granted - 2013		$185,000
Weighted average grant date fair value - 2013		$1.57
Grant date fair value of options granted - 2012		$4,468,000
Weighted average grant date fair value - 2012		$2.15

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended June 30, 2013 and 2012 were $407,000 and $400,000, respectively and $864,000 and $908,000 for the six month periods ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, total unrecognized stock-based compensation expense related to stock options was $2.2 million, which is expected to be expensed through February 2016.

7.	Stock Purchase Warrants

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of June 30, 2013, all the warrants were outstanding.

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

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant was paid a monthly fee and on February 2, 2012, was issued warrants exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price ($1.14) of the Company’s common stock on the date of issue. As of June 30, 2013, all the warrants were outstanding.

A summary of warrant activity for the Company for the six months ended June 30, 2013 and for the year ended December 31, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2011	3,259,186	$1.95
Granted	985,855	1.71
Exercised	(1,768,167)	1.11
Forfeited	(844,373)	3.32
Balance at December 31, 2012	1,632,501	1.99
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2013	1,632,501	$1.99

Stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants was $22,000 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $22,000 and $270,000 for the six months ended June 30, 2013 and 2012, respectively.

A summary of all outstanding and exercisable warrants as of June 30, 2013 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$1.14	100,000	100,000	3.59 years	$58,000
$1.32	18,182	18,182	2.50 years	$7,000
$1.60	635,855	635,855	4.33 years	$76,000
$2.20	250,000	50,000	0.71 years	$-
$2.22	517,257	517,257	3.41 years	$-
$3.30	61,207	61,207	1.92 years	$-
$3.75	50,000	50,000	2.63 years	$-
$1.99	1,632,501	1,432,501	3.28 years	$141,000

8.  Stockholders’ Equity

During the six months ended June 30, 2013, the Company issued 291,666 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $231,000.

9. Subsequent Event

On July 16, 2013, the Company’s shelf registration statement on Form S-3 that was filed on July 3, 2013, was declared effective by the SEC. The registration statement contains two prospectuses (i) a base prospectus which covers the offer, issuance and sale of up to a maximum aggregate offering price of $50 million of the Company’s common stock, warrants or units and (ii) a sales agreement prospectus covering the offer, issuance and sale by the Company of up to a maximum aggregate offering price of $15 million of the Company’s common stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co. The Company entered into a Controlled Equity OfferingSM Sales Agreement (ATM) with Cantor Fitzgerald & Co., pursuant to which the Company may sell shares of its common stock through Cantor Fitzgerald & Co., as sales agent, for aggregate proceeds of up to $15 million. Shares of common stock sold under the ATM are to be sold at market prices prevailing at the time of sale or prices related to such prevailing market prices. The Company will pay compensation to Cantor Fitzgerald & Co. at a fixed commission of 3% of the gross sales price per share. The Company has not sold any shares under the ATM.

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

Product Pipeline:

 Summary of Infectious Disease Programs:

⋅
Clostridium difficile (C. difficile) infections: In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of C. difficile infections (CDI), the leading cause of hospital acquired infections (HAI), that generally occurs secondary to treatment with intravenous antibiotics. The acquired assets include a pre-Investigational New Drug (IND) package for P3A (SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and Biologic License Application (BLA) with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004, previously known as IPSAT P3A. When co-administered with certain intravenous beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the gastrointestinal (GI) tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. In 2012, 13 million Americans were administered beta-lactam antibiotics that may be covered by SYN-004.*

*This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

⋅
Pertussis: In December 2012, in collaboration with Intrexon Corporation (“Intrexon”), we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. We are developing a mAb therapy, SYN-005, designed to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants and potentially shorten the duration of chronic cough in afflicted adults. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants.

⋅
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

⋅
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

⋅
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

Summary of Fibromyalgia Program:

⋅
EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia by Meda AB (Meda), a multi-billion dollar international pharmaceutical company. On May 6, 2010, we entered into a sublicense agreement with Meda covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the U.S., Canada and Japan. The sublicense agreement provides that all ongoing and future development costs are to be borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. According to Meda’s 2012 Year-End Report filed in February 2013, Meda has received the go-ahead from the FDA to conduct a Phase II proof of concept study for the treatment of fibromyalgia. Meda also announced that the randomized, double-blind, placebo and active-controlled study of patients with fibromyalgia will be conducted at 25 clinics in the U.S. Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the U.S. is $6 billion.

In order to further prioritize our focus, we elected to discontinue further development of AEN-100 for the treatment of amyotrophic lateral sclerosis. However, we are seeking development partners for our zinc-based intellectual property and assets including, AEN-100.

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

On October 30, 2012, we completed a private placement (the “October 2012 Private Placement”) with certain accredited investors, pursuant to which we sold an aggregate of 6,750,000 shares of our common stock at a price per share of $1.60 (the “Common Shares”) for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million. In connection with the October 2012 Private Placement, we filed a registration statement with the SEC which was declared effective on December 20, 2012 for the resale of our common stock owned by certain of the purchasers in the October 2012 Private Placement. In connection with the October 2012 Private Placement, we also entered into an agreement with a certain purchaser that is an affiliate of Intrexon (the “Joinder Agreement”) pursuant to which such purchaser agreed to be bound by the terms of and join Intrexon as a party to its registration rights agreement with us entered into in connection with the Second Channel Agreement(the “First Amendment to Registration Rights Agreement”) and we registered the shares issued to such purchaser in accordance with the First Amendment to Registration Rights Agreement.

Griffin Securities, Inc. (“Griffin”) served as the placement agent for the October 2012 Private Placement. In consideration for services rendered by Griffin in the October 2012 Private Placement, we (i) paid to Griffin cash commissions equal to 6.0% of the gross proceeds received in the October 2012 Private Placement, (ii) issued to Griffin, or its designee, warrants, which are five-year warrants to purchase 635,855 shares of our common stock with an exercise price of $1.60 per share (the “Agent Warrants”); and (iii) reimbursed Griffin for its reasonable actual out-of-pocket expenses incurred in connection with the October 2012 Private Placement, including reasonable legal fees and disbursements. The common stock underlying the Agent Warrants was registered under the registration statement declared effective on December 20, 2012.

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

On November 18, 2011, we entered into a Stock Purchase Agreement with Intrexon pursuant to which we issued to Intrexon 3,123,558 shares of our common stock at a purchase price equal to the $0.001 par value of such shares, which issuance was deemed paid in consideration for the execution and delivery of the channel agreement which was entered into on November 18, 2011 and terminated on April 16, 2013. We also agreed to an equity participation right in future securities offerings.

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

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $73.7 million through June 30, 2013. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Pipeline Programs and Therapeutic Areas

Infectious Disease Programs

We are focused on the development of biologics for the prevention and treatment of serious infectious diseases. Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g. the elderly and cancer patients), and the isolation of new pathogens. We are developing an oral enzyme for the prevention of C. difficile infections, and a series of monoclonal antibody therapies for the treatment of Pertussis and Acinetobacter infections.

C. difficile Infections:

According to the Agency for Healthcare Research and Quality, aggregate costs associated with CDI-related stays in the hospital were $8.2 billion in the U.S. during 2009. CDI is a rising global HAI problem in which the toxins produced by C. difficile bacteria result in diarrhea (C. difficile -associated diarrhea (CDAD)), and in the most serious cases, pseudomembranous colitis (erosion of the lower GI tract) that can lead to death. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of intravenous antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

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

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading cause of HAIs that generally occurs secondary to treatment with intravenous antibiotics. The acquired assets include a pre-IND package for P3A (SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004, previously known as IPSAT P3A. When co-administered with certain intravenous beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the GI tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. In 2012, 13 million Americans were administered beta-lactam antibiotics that may be covered by SYN-004.*

C. difficile: Oral Enzyme Background

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

C. difficile: Clinical Development

Compared to the first generation oral enzyme candidate, P1A, we believe that SYN-004 (formerly P3A) will have activity against a broader spectrum of beta-lactam antibiotics, including both penicillins and cephalosporins. Due to the structural similarities between P1A and SYN-004 for the prevention of CDI, along with previous discussions with the FDA, it is anticipated that certain preclinical data collected on P1A may be used in support of an IND for our new product candidate, SYN-004.

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix platform for rapid discovery of fully human mAbs and the LEAP cell processing station, our initial efforts will target three infectious disease indications. We also have the option to target an additional five infectious disease indications under this collaboration. To date, we have initiated development of a mAb therapy for the treatment of Pertussis and Acinetobacter infections.

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

There are nine FDA-approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Copaxone®, Tysabri®, Gilenya®, Extavia®, Aubagio® and TecfideraTM. Many of these therapies provide only a modest benefit for patients with relapsing-remitting MS. All of these drugs except Gilenya®, Aubagio® and TecfideraTM require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms) and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of current MS therapies are estimated at $14.1 billion.

Relapsing-Remitting MS: Background

Research has shown that pregnant women with MS tend to experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In MS) study, a landmark observational clinical study published in the New England Journal of Medicine followed 254 women with MS during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71% (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120% (p < 0.001) during the first three months after birth (post-partum) and then return to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting the fetus. The maternal levels of estriol increase linearly through the third trimester of pregnancy until birth, whereupon it abruptly returns to low circulating levels. The anti-autoimmune effects of estriol are thought to be responsible for the therapeutic effects of pregnancy on MS.

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

Fibromyalgia Program

Fibromyalgia is a chronic and debilitating condition characterized by widespread pain and stiffness throughout the body, often accompanied by severe fatigue, insomnia and alterations in mood. According to the National Fibromyalgia Association, fibromyalgia affects an estimated 3-6% of the population worldwide, including an estimated 10 million people in the U.S. There are presently three FDA products approved for the treatment of fibromyalgia - Lyrica ®, Cymbalta ® and Savella ®.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

General and Administrative Expenses

General and administrative expenses increased by 7% to $1.3 million for the three months ended June 30, 2013, from $1.2 million for the three months ended June 30, 2012.  The charge relating to stock-based compensation expense was $299,000 for the three months ended June 30, 2013, compared to $287,000 for the three months ended June 30, 2012.

Research and Development Expenses

Research and development expenses increased by 120% to $1.2 million for the three months ended June 30, 2013, from $547,000 for the three months ended June 30, 2012. This increase is primarily the result of additional employee costs and increased program costs associated with our infectious disease programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $109,000 for the three months ended June 30, 2013, compared to $113,000 for the three months ended June 30, 2012.

Other Income (Expense), Net

Other expense was $36,000 for the three months ended June 30, 2013, compared to other income of $7,000 for the three months ended June 30, 2012.

Loss from Continuing Operations

Our loss from continuing operations was $2.5 million, or $0.06 per common share for the three months ended June 30, 2013, compared to a net loss from continuing operations of $1.7 million, or $0.05 per common share for the three months ended June 30, 2012.

Loss from Discontinued Operations

Our loss from discontinued operations was $156,000, or $0.00 per common share for the three months ended June 30, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the three months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 and 2012

General and Administrative Expenses

General and administrative expenses decreased to $2.4 million for the six months ended June 30, 2013, from $2.6 million for the six months ended June 30, 2012. This decrease of 10% is primarily the result of decreased outside legal and consulting fees. The additional outside legal fees for the six months ended June 30, 2012 related to various Securities and Exchange Commission issues associated with Berman & Company P.A.’s failure to follow proper partner rotation procedures. The charge relating to share-based compensation expense was $652,000 for the six months ended June 30, 2013, compared to $786,000 for the six months ended June 30, 2012.

Research and Development Expenses

Research and development expenses increased to $2.3 million for the six months ended June 30, 2013, from $933,000 for the six months ended June 30, 2012. This increase of 149% is primarily the result of additional employee costs and increased program costs associated with our infections disease programs. Research and development expenses also include a charge relating to share-based compensation expense of $212,000 for the six months ended June 30, 2013, compared to $122,000 for the six months ended June 30, 2012.

Other Income (Expense), Net

Other expense was $24,000 for the six months ended June 30, 2013, compared to other income of $12,000 for the six months ended June 30, 2012.

Loss from Continuing Operations

Our loss from continuing operations was $4.7 million, or $0.11 per common share for the six months ended June 30, 2013, compared to a net loss from continuing operations of $3.6 million, or $0.11 per common share for the six months ended June 30, 2012.

Income from Discontinued Operations

Our income from discontinued operations was $493,000, or $0.02 per common share for the six months ended June 30, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $6.9 million as of June 30, 2013, a decrease of $3.1 million from December 31, 2012. During the six months ended June 30, 2013, the primary sources of cash were proceeds from the stock option exercises of $231,000. The primary use of cash during the six months ended June 30, 2013 was for working capital requirements and operating activities which resulted in a net loss of $4.7 million for the six months ended June 30, 2013.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $73.7 million through June 30, 2013. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

⋅	the progress of our research activities;
⋅	the number and scope of our research programs;
⋅	the progress of our preclinical and clinical development activities;
⋅	the progress of the development efforts of parties with whom we have entered into research and development agreements;

⋅	costs associated with additional clinical trials of our product candidates;
⋅	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
⋅	our ability to achieve our milestones under licensing arrangements;
⋅	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
⋅	the costs and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources, including sales of securities pursuant to the terms of the Controlled Equity OfferingSM Agreement that we entered into with Cantor Fitzgerald & Co., as sales agent, that provides us with the ability to conduct an at-the-market public offering for up to $15 million of shares of common stock at prices to be determined at the time of sale. As of the date of this filing, we have not sold any shares under the ATM.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold recently, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of June 30, 2013, our accumulated deficit totaled approximately $73.7 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the three months ended June 30, 2010, we have a history of losses and we have incurred and continue to incur substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

⋅	continue to undertake preclinical development and clinical trials for our product candidates;
⋅	expand our research activities with Intrexon relating to monoclonal antibodies for infectious diseases;
⋅	seek regulatory approvals for our product candidates;
⋅	develop our product candidates for commercialization;
⋅	implement additional internal systems and infrastructure;
⋅	lease additional or alternative office facilities; and
⋅	hire additional personnel, including members of our management team.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the McLean Hospital relating to the use of flupirtine to treat fibromyalgia which was sublicensed to Meda AB and an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our exclusive channel collaboration agreement with Intrexon provides that Intrexon may terminate the agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with Prev provides Prev with the right to the return of the assets if we do not perform certain requirements.

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

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreement with Prev requires that we initiate certain studies and file an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel and expect to add additional personnel to support our exclusive channel collaboration with Intrexon, and research and development of our biologic candidate, SYN-004.

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

If a product containing our active ingredients is already marketed or if the FDA approves other products containing our active ingredients in the future to treat indications, physicians may elect to prescribe and substitute a competitor’s products to treat the diseases for which we are intending to commercialize; this is commonly referred to as “off-label” use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians to select certain products for their patients. Consequently, we might be limited in our ability to prevent off-label use of a competitor’s product to treat the diseases we are intending to commercialize, even if we have issued method of use patents for that indication. If we are not able to obtain and enforce our patents, if any, or otherwise receive orphan drug protection, a competitor could develop and commercialize similar products for the same indications that we are pursuing. We cannot provide any assurances that a competitor will not obtain FDA approval for a product that contains the same active ingredients as our products.

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

The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. We may incur significant expenses in protecting our intellectual property and defending or assessing claims with respect to intellectual property owned by others. Any patent or other infringement litigation by or against us could cause us to incur significant expenses and divert the attention of our management.

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

As of August 12, 2013, we employed approximately fourteen individuals, eight of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaborations with Intrexon and our development obligations under our agreement with Prev. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

⋅	obtaining an IND application with the FDA to commence clinical trials;
⋅	identification of, and acceptable arrangements with, one or more clinical sites;
⋅	obtaining IRB approval to commence clinical trials;
⋅	unforeseen safety issues;
⋅	determination of dosing;
⋅	lack of effectiveness during clinical trials;
⋅	slower than expected rates of patient recruitment;
⋅	inability to monitor patients adequately during or after treatment;
⋅	inability or unwillingness of medical investigators to follow our clinical protocols; and
⋅	unwillingness of the FDA or IRBs to permit the clinical trials to be initiated.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 9.1 million shares of our common stock, including stock options and warrants exercisable within 60 days of August 12, 2013. Randal J. Kirk indirectly beneficially owns approximately 9.8 million shares of our common stock. Our executive officers, directors and principal stockholders together beneficially owned approximately 18.9 million shares of our common stock, including the stock options and warrants exercisable within 60 days of August 12, 2013. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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

Stockholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders.

We do not intend to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and currently do not plan to pay any cash dividends in the foreseeable future. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock price appreciates.

Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.

We may issue common stock from time to time in connection with future offerings. Any issuance from time to time of new shares of our common stock, or our ability to issue shares of common stock in future offerings, could result in resales of our common stock by our current stockholders concerned about the potential dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

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

The FDA, comparable foreign regulators and state and local pharmacy regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act generally involves:

⋅	preclinical laboratory and animal tests;
⋅	submission of an IND, prior to commencing human clinical trials;
⋅	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;
⋅	submission to the FDA of an NDA or Biologics License Application (BLA); and
⋅	FDA review and approval of an NDA or BLA.

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
Date: August 14, 2013

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2013

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