Form 10-Q
period 2013-09-30
Synthetic Biologics, Inc.
filed 2013-11-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes     ☐      No     ☒

As of November 12, 2013 the registrant had 44,654,414 shares of common stock outstanding.

  SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current Assets:
Cash	$5,145	$9,954
Prepaid expenses and other current assets	1,647	2,509
Total Current Assets	6,792	12,463

Property and equipment, net	157	223

Long-term note receivable	-	700

Deposits and other assets	4	37
Total Assets	$6,953	$13,423

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$584	$395
Total Liabilities	584	395

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 44,735,896 issued and 44,654,414 outstanding, respectively, and 44,444,230 issued and 44,362,748 outstanding, respectively	45	44
Additional paid-in capital	83,358	81,925
Accumulated deficit	(77,034)	(68,941)
Total Stockholders' Equity	6,369	13,028
Total Liabilities and Stockholders' Equity	$6,953	$13,423

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Operating Costs and Expenses:
General and administrative	$1,890	$1,073	$4,270	$3,717
Research and development	1,475	763	3,796	1,696
Total Operating Costs and Expenses	3,365	1,836	8,066	5,413

Loss from Operations	(3,365)	(1,836)	(8,066)	(5,413)

Other Income (Expense):
Interest income	11	-	32	-
Other income (expense)	(14)	10	(59)	22
Total Other Income (Expense), net	(3)	10	(27)	22

Loss from Continuing Operations	(3,368)	(1,826)	(8,093)	(5,391)

Income (Loss) from Discontinued Operations	-	(104)	-	389

Net Loss	$(3,368)	$(1,930)	$(8,093)	$(5,002)

Net Income (Loss) Per Share - Basic and Dilutive:
Continuing operations	$(0.08)	$(0.05)	$(0.18)	$(0.16)
Discontinued operations	-	-	-	0.01

Net Loss Per Share	$(0.08)	$(0.05)	$(0.18)	$(0.15)

Weighted average number of shares outstanding during the period - Basic and Dilutive	44,654,414	33,383,226	44,636,935	32,801,415

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(8,093)	$(5,002)
Adjustments to reconcile net loss to net cash used in operating activites:
Stock-based compensation	1,202	1,303
Depreciation	33	51
Provision for uncollectible accounts receivable	-	269
Provision for uncollectible note and interest receivables	763	-
Loss on sale of equipment	58	-
Impairment on loss of equipment	-	30
Gain on sale of discontinued operations	-	(677)
Changes in operating assets and liabilities:
Accounts receivable	-	14
Prepaid expenses and other current assets	800	(135)
Deposits and other assets	33	4
Accounts payable	189	2
Accrued liabilities	-	(2)
Net Cash Used In Operating Activities	(5,015)	(4,143)

Cash Flows From Investing Activities:
Purchase of property and equipment	(25)	(7)
Net Cash Used In Investing Activities	(25)	(7)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	231	94
Proceeds from issuance of common stock for warrant exercises	-	1,955
Net Cash Provided By Financing Activities	231	2,049
Net decrease in cash	(4,809)	(2,101)
Cash at beginning of period	9,954	6,678
Cash at end of period	$5,145	$4,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Therapeutic Area	Product Candidate	Status

Relapsing-remitting MS	Trimesta (oral estriol)	Completed enrollment in Phase II clinical trial; dosing and monitoring underway

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

C. difficile infection prevention	SYN-004 (oral enzyme)	SYN-004, second generation candidate in preclinical; first generation predecessor candidate (formerly known as P1A) is in Phase II

Pertussis	SYN-005 (monoclonal antibody)	Preclinical; Collaborations with Intrexon and The University of Texas at Austin

Acinetobacter infection	SYN-001 (monoclonal antibody)	Discovery; Collaboration with Intrexon

Fibromyalgia	Effirma (oral flupirtine)	Partnered with Meda AB

In order to further prioritize the Company’s focus, it previously elected to discontinue further development of AEN-100 for the treatment of amyotrophic lateral sclerosis. However, the Company is seeking development partners for its zinc-based intellectual property and assets including, AEN-100.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) as filed with the SEC. The interim results for the three and nine months ended September 30, 2013, are not necessarily indicative of results for the full year.

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

2.	Management’s Plan

The Company has incurred an accumulated deficit of $77 million through September 30, 2013. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;
•	costs associated with additional clinical trials of product candidates;
•	the ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	the ability to achieve milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt and other sources, including sales of securities pursuant to the terms of the Controlled Equity OfferingSM Agreement that it entered into with Cantor Fitzgerald & Co., as sales agent, that provides the ability to conduct an at-the-market (ATM) public offering for up to $15 million of shares of common stock at prices to be determined at the time of sale. As of the date of this filing, the Company has not sold any shares under the ATM.

The Company may seek to access the public or private equity markets when conditions are favorable due to long-term capital requirements. The Company does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of the existing stockholders will be diluted. If the Company is not able to obtain financing when needed, it may be unable to carry out the business plan. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

3.	Discontinued Operations of Adeona Clinical Laboratory and Note Receivable

On March 8, 2012, the Company sold all of its interest in Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner. In connection with the sale of the Lab, the consideration received was (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) $700,000 payable pursuant to the terms of a two-year promissory note bearing interest at 5.7% per annum secured by all of the assets of the Lab. The note and all unpaid interest were due on March 1, 2014. During the three months ended September 30, 2013, the note receivable and associated interest receivable were deemed uncollectible. Accordingly, the Company recorded bad debt expense of $763,000.

In accordance with Accounting Standards Codification (“ASC”) Topic 205-20 “Presentation of Financial Statements-Discontinued Operations” (ASC 205-20), the Company determined that all the criteria for reporting a discontinued operation had been met. Accordingly, the Lab has been classified as a discontinued operation and its results of operations, financial position and cash flows are separately reported for all periods presented.

The summarized statement of operations data for Adeona Clinical Laboratory for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Laboratory fees, net	$-	$-	$-	$115

Operating Costs and Expenses:
General and administrative	-	104	-	287
Cost of laboratory services	-	-	-	116
Total operating costs and expenses	-	104	-	403
Loss from discontinued operations	-	(104)	-	(288)

Other Income:
Gain on sale of Adeona Clinical Laboratory	-	-	-	677
Income (loss) from discontinued operations	$-	$(104)	$-	$389

4.	Fair Value of Financial Instruments

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

Cash and cash equivalents include money market accounts of $5.1 million and $10.0 million as of September 30, 2013 and December 31, 2012, respectively, that are measured using Level 1 inputs.

5.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30, 2013	December 31, 2012
Intrexon prepaid research and development expenses	$1,543	$2,412
Other receivables	-	17
Prepaid expenses	104	80
Total	$1,647	$2,509

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	September 30, 2013	December 31, 2012
Manufacturing equipment	$152	$297
Computer and office equipment	45	35
Laboratory equipment	133	133
	330	465
Less accumulated depreciation	(173)	(242)
Total	$157	$223

6.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of September 30, 2013, there were 953,507 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2013, there are 443,573 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2013, there are 2,407,500 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Exercise price	-	$1.96- $2.27	$1.74	$1.70- $2.47
Expected dividends	-	0%	0%	0%
Expected volatility	-	153%	148%	108% - 174%
Risk free interest rate	-	0.63% - 0.65%	0.77%	0.37% - 1.98%
Expected life of option	-	5 years – 10 years	5 years	5 years – 10 years
Expected forfeitures	-	0%	0%	0%

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

During the nine months ended September 30, 2013, the Company granted 117,500 options to employees and directors having an approximate fair value of $185,000 based upon the Black-Scholes option pricing model. During the same period in 2012, the Company granted 1,840,000 options to employees and consultants having an approximate fair value of $4.0 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of September 30, 2013, and for the year ended December 31, 2012, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2011	2,979,010	$1.34	6.01 years	$-
Granted	2,075,000	$2.21
Exercised	(374,851)	$0.34
Forfeited	(225,413)	$2.37

Balance - December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	117,500	$1.74
Exercised	(291,666)	$0.79
Forfeited	(475,000)	$2.31

Balance – September 30, 2013 - outstanding	3,804,580	$1.79	5.76 years	$932,000

Balance – September 30, 2013 - exercisable	2,902,307	$1.67	5.27 years	$903,000
Grant date fair value of options granted - 2013		$185,000

Weighted average grant date fair value - 2013		$1.57
Grant date fair value of options granted - 2012		$4,468,000

Weighted average grant date fair value - 2012		$2.15

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended September 30, 2013 and 2012 were $338,000 and $395,000, respectively, and $1.2 million and $1.3 million for the nine month periods ended September 30, 2013 and 2012, respectively.

 As of September 30, 2013, total unrecognized stock-based compensation expense related to stock options was $1.9 million, which is expected to be expensed through February 2016.

7.     Stock Purchase Warrants

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of September 30, 2013, all the warrants were outstanding.

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

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant was paid a monthly fee and on February 2, 2012, was issued warrants exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price ($1.14) of the Company’s common stock on the date of issue. As of September 30, 2013, all the warrants were outstanding.

A summary of warrant activity for the Company for the nine months ended September 30, 2013 and for the year ended December 31, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2011	3,259,186	$1.95
Granted	985,855	1.71
Exercised	(1,768,167)	1.11
Forfeited	(844,373)	3.32
Balance at December 31, 2012	1,632,501	1.99
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2013	1,632,501	$1.99

Stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants was $0 and $1,000 for the three months ended September 30, 2013 and 2012, respectively, and $22,000 and $271,000 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of all outstanding and exercisable warrants as of September 30, 2013 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.14	100,000	100,000	3.34 years	$54,000
$1.32	18,182	18,182	2.25 years	$6,000
$1.60	635,855	635,855	4.08 years	$51,000
$2.20	250,000	50,000	0.45 years	$-
$2.22	517,257	517,257	3.16 years	$-
$3.30	61,207	61,207	1.66 years	$-
$3.75	50,000	50,000	2.38 years	$-
$1.99	1,632,501	1,432,501	3.03 years	$111,000

8.  Stockholders’ Equity

During the nine months ended September 30, 2013, the Company issued 291,666 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $231,000.

9. Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive at September 30, 2012 and 2013, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the nine months ended September 30, 2013 were 3,804,580 and 1,632,501, respectively, and for the nine months ended September 30, 2012 were 4,258,746 and 1,324,102, respectively.

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

Product Pipeline:

 Summary of Infectious Disease Programs:

•
Clostridium difficile (C. difficile, C. diff) infections: We are in preclinical development with SYN-004, a novel second-generation oral enzyme drug candidate, for co-administration with commonly used IV antibiotics intended to prevent the development of severe effects of C. diff infections (CDI), the leading cause of hospital acquired infections (HAI), that generally occurs secondary to treatment with intravenous antibiotics. Designed to be given orally to protect the gut while certain IV beta-lactam antibiotics (penicillins and cephalosporins) fight the primary infection, SYN-004 is believed to have a similar profile to its first-generation predecessor, which demonstrated favorable protection of the gut flora (microbiome) during treatment with certain penicillins, with the potentially added ability to act against a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. Roughly 14.4 million patients are administered "SYN-004 target" IV beta-lactam antibiotics annually, representing an estimated target market for SYN-004 of 117.6 million beta-lactam doses purchased by U.S. hospitals. While the final dosing regimen for SYN-004 is yet to be determined, the addressable market is extremely significant. Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. This worldwide opportunity could represent a potential multi-billion dollar market.* In October 2013, we initiated manufacturing of SYN-004 material to support our planned preclinical and clinical studies.

*This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

13

•
Pertussis: In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (“Intrexon”), we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. We are developing a mAb therapy, SYN-005, designed to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants and potentially shorten the duration of chronic cough in afflicted adults. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants.

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

Recent Developments

On December 19, 2012, we entered into a Patent License Agreement (the “License Agreement”) with The University of Texas at Austin (the “University”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to Pertussis (more commonly known as whooping cough) antibodies developed in the lab of Dr. Jennifer A. Maynard, Assistant Professor of Chemical Engineering. In connection with the License Agreement, we and the University also entered into a Sponsored Research Agreement pursuant to which the University is performing certain research work related to pertussis under the direction of Dr. Jennifer Maynard and we will obtain certain rights to patents and technology developed during the course of such research.

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

On October 30, 2012, we completed a private placement (the “October 2012 Private Placement”) with certain accredited investors, pursuant to which we sold an aggregate of 6,750,000 shares of our common stock at a price per share of $1.60 (the “Common Shares”) for aggregate gross proceeds of $10.8 million and net proceeds of $10.1 million. In connection with the October 2012 Private Placement, we filed a registration statement with the SEC which was declared effective on December 20, 2012 for the resale of our common stock owned by certain of the purchasers in the October 2012 Private Placement. In connection with the October 2012 Private Placement, we also entered into an agreement with a certain purchaser that is an affiliate of Intrexon (the “Joinder Agreement”) pursuant to which such purchaser agreed to be bound by the terms of and join Intrexon as a party to its registration rights agreement with us entered into in connection with the Second Channel Agreement (the “First Amendment to Registration Rights Agreement”) and we registered the shares issued to such purchaser in accordance with the First Amendment to Registration Rights Agreement.

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

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek and obtain the required capital in a similar manner. We have incurred an accumulated deficit of $77 million through September 30, 2013. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

C. difficile Infections:

According to the Agency for Healthcare Research and Quality, aggregate costs associated with CDI-related stays in the hospital were $8.2 billion in the U.S. during 2009. CDI is a rising global HAI problem in which the toxins produced by C. difficile bacteria result in diarrhea (C. difficile-associated diarrhea (CDAD)), and in the most serious cases, pseudomembranous colitis (erosion of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) recently identified C. diff as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of intravenous antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

CDI is a widespread and often drug resistant infectious disease, and it is estimated that 1.1 million patients are infected with C. diff annually in the U.S.*, and it has been reported that 30,000 patients die with a C. diff infection annually. CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequent infection acquired in the hospital. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and other inanimate objects. There is currently no vaccine or approved product for the prevention of C. diff infection.

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading cause of HAIs that generally occurs secondary to treatment with intravenous antibiotics. The acquired assets include a pre-IND package for P3A (SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004, previously known as IPSAT P3A. When co-administered with certain intravenous beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the GI tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. Roughly 14.4 million patients are administered "SYN-004 target" IV beta-lactam antibiotics annually, representing an estimated target market for SYN-004 of 117.6 million beta-lactam doses purchased by U.S. hospitals. While the final dosing regimen for SYN-004 is yet to be determined, the addressable market is extremely significant. Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. This worldwide opportunity could represent a potential multi-billion dollar market.*

C. difficile: Oral Enzyme Background

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

In October 2013, we initiated manufacturing of SYN-004 material to support our planned preclinical and clinical studies. We anticipate initiating a Phase I clinical trial in the 2nd half of 2014.

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix platform for rapid discovery of fully human mAbs and the LEAP cell processing station, our initial efforts will target three infectious disease indications. ** We also have the option to target an additional five infectious disease indications under this collaboration. To date, we have initiated development of a mAb therapy for the treatment of Pertussis and Acinetobacter infections.

**mAbLogixTM and LEAPTM are registered trademarks of Intrexon Corporation

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

Pertussis: Clinical Development

We intend to initiate a large animal, IND-enabling study in the 1st quarter of 2014, with topline results expected in the 2nd quarter of 2014. If successful, we intend to initiate a Phase I clinical trial in the 2nd quarter of 2015.

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

With over $8 million in grant funding to date from organizations such as the National Institutes for Health and the National Multiple Sclerosis Society, the ongoing Trimesta clinical trial should be funded to its completion.

Relapsing-Remitting MS: Patents

In April 2013, we announced that the U.S. Patent & Trademark Office issued U.S. Patent No. 8,372,826 entitled, Estriol Therapy for Multiple Sclerosis and Other Autoimmune Diseases, to the Regents of the University of California which includes claims to the use of our drug candidate, Trimesta™ (oral estriol), in combination with glatiramer acetate injection (Copaxone®). According to Teva Pharmaceutical Industries Ltd.’s Form 20-F for the year ended December 31, 2012, filed with the SEC on February 12, 2013. Copaxone® is the number one selling drug for multiple sclerosis with approximately $4 billion in annual sales. Currently marketed exclusively by Teva Pharmaceutical Industries Ltd., Copaxone® is expected to face generic competition as certain patent terms begin to expire in 2014. Through our wholly owned subsidiary, we hold the exclusive worldwide license to U.S. Patent 8,372,826 and 6,936,599 and pending patents for multiple sclerosis and other autoimmune diseases covering the uses of our drug candidate, Trimesta™.

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

Fibromyalgia: Clinical Development

Our Effirma (flupirtine) drug candidate for the treatment of fibromyalgia, has been partnered to Meda (see “Fibromyalgia: Meda Corporate Partnership” section above). Effirma is a selective neuronal potassium channel opener that also has N-methyl-D-aspartic (NMDA) receptor antagonist properties. Effirma is a non-opioid, non-NSAID, non-steroidal, analgesic. Preclinical data and clinical experience suggest that Effirma should also be effective for neuropathic pain since it acts in the central nervous system via a mechanism of action distinguishable from most marketed analgesics. Effirma is especially attractive because it operates through non-opiate pain pathways, exhibits no known abuse potential, and lacks withdrawal effects. In addition, no tolerance to its antinocioceptive effects has been observed. One common link between neuroprotection, nocioception and Effirma may be the N-methyl-D-aspartic acid glutamate system, a major receptor subtype for the excitotoxic neurotransmitter, glutamate. Effirma has strong inhibitory actions on N-methyl-D-aspartic acid-mediated neurotransmission. Flupirtine was originally developed by Asta Medica (subsequently acquired by Meda) and has been approved and is marketed by Meda in Europe since 1984, as well as other countries, for the treatment of pain. It has never been approved by the FDA for any indication.

According to Meda’s 2012 Year-End Report filed in February 2013, Meda has received the go-ahead from the FDA to conduct a Phase II proof of concept study for the treatment of fibromyalgia. Meda also announced that the randomized, double-blind, placebo and active-controlled study of patients with fibromyalgia will be conducted at 25 clinics in the U.S.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2012 Form 10-K.

Results of Operations

Three Months Ended September 30, 2013 and 2012

General and Administrative Expenses

General and administrative expenses increased by 76% to $1.9 million for the three months ended September 30, 2013, from $1.1 million for the three months ended September 30, 2012.  This increase is primarily the result of bad debt expense of $763,000 associated with the determination that the note receivable and interest receivable from the sale of Adeona Clinical Laboratory is uncollectible. See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable. The charge relating to stock-based compensation expense was $264,000 for the three months ended September 30, 2013, compared to $279,000 for the three months ended September 30, 2012.

Research and Development Expenses

Research and development expenses increased by 93% to $1.5 million for the three months ended September 30, 2013, from $763,000 for the three months ended September 30, 2012. This increase is primarily the result of additional employee costs and increased program costs associated with our infectious disease programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $74,000 for the three months ended September 30, 2013, compared to $116,000 for the three months ended September 30, 2012.

Other Income (Expense), Net

Other expense was $3,000 for the three months ended September 30, 2013, compared to other income of $10,000 for the three months ended September 30, 2012.

Loss from Continuing Operations

Our loss from continuing operations was $3.4 million, or $0.06 per common share for the three months ended September 30, 2013, compared to a net loss from continuing operations of $1.8 million, or $0.05 per common share for the three months ended September 30, 2012.

Loss from Discontinued Operations

Our loss from discontinued operations was $104,000, or $0.00 per common share for the three months ended September 30, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations.  See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable  for summarized statement of operations data for the three months ended September 30, 2013 and 2012.

Nine Months Ended September 30, 2013 and 2012

General and Administrative Expenses

General and administrative expenses increased to $4.3 million for the nine months ended September 30, 2013, from $3.7 million for the nine months ended September 30, 2012. This increase of 15% is primarily the result of bad debt expense of $736,000 associated with the determination that the note receivable and interest receivable from the sale of Adeona Clinical Laboratory is uncollectible. See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable. The charge relating to share-based compensation expense was $916,000 for the nine months ended September 30, 2013, compared to $1.1 million for the nine months ended September 30, 2012.

 Research and Development Expenses

Research and development expenses increased to $3.8 million for the nine months ended September 30, 2013, from $1.7 million for the nine months ended September 30, 2012. This increase of 124% is primarily the result of additional employee costs and increased program costs associated with our infections disease programs. Research and development expenses also include a charge relating to share-based compensation expense of $286,000 for the nine months ended September 30, 2013, compared to $238,000 for the nine months ended September 30, 2012.

Other Income (Expense), Net

Other expense was $27,000 for the nine months ended September 30, 2013, compared to other income of $22,000 for the nine months ended September 30, 2012.

Loss from Continuing Operations

Our loss from continuing operations was $8.1 million, or $0.16 per common share for the nine months ended September 30, 2013, compared to a net loss from continuing operations of $5.4 million, or $0.16 per common share for the nine months ended September 30, 2012.

Income from Discontinued Operations

Our income from discontinued operations was $389,000, or $0.01 per common share for the nine months ended September 30, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations.  See Note 3 - Discontinued Operations of Adeona Clinical Laboratory and Note Receivable  for summarized statement of operations data for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $5.1 million as of September 30, 2013, a decrease of $4.8 million from December 31, 2012. During the nine months ended September 30, 2013, the primary sources of cash were proceeds from stock option exercises of $231,000. The primary use of cash during the nine months ended September 30, 2013 was for working capital requirements and operating activities which resulted in a net loss of $8.1 million for the nine months ended September 30, 2013.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $77 million through September 30, 2013. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources, including sales of securities pursuant to the terms of the Controlled Equity Offering SM Agreement that we entered into with Cantor Fitzgerald & Co., as sales agent, that provides us with the ability to conduct an at-the-market (ATM) public offering for up to $15 million of shares of common stock at prices to be determined at the time of sale. As of the date of this filing, we have not sold any shares under the ATM.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold in March 2012, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of September 30, 2013, our accumulated deficit totaled approximately $77 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We have not been able to sustain profitability.

Other than with respect to the three months ended June 30, 2010, we have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

•	continue to undertake preclinical development and clinical trials for our product candidates;
•	expand our research activities with Intrexon relating to monoclonal antibodies for infectious diseases;
•	seek regulatory approvals for our product candidates;
•	develop our product candidates for commercialization;
•	implement additional internal systems and infrastructure;
•	lease additional or alternative office facilities; and
•	hire additional personnel, including members of our management team.

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

Pursuant to our exclusive channel collaboration with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreement with Prev requires that we initiate certain studies and file an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel and expect to add additional personnel to support our exclusive channel collaboration with Intrexon, and research and development of our biologic candidate, SYN-004. In addition, we have commenced manufacturing of SYN-004 material to support our planned preclinical and clinical studies which will require us to incur additional expenses.

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

As of November 12, 2013, we employed approximately fourteen individuals, eight of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under our exclusive channel collaborations with Intrexon and our development obligations under our agreement with Prev. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We rely on suppliers for the substance raw materials of our product candidates and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. With the exception of FUJIFILM Diosynth Biotechnologies UK Limited as our manufacturer for SYN-004, we have not yet established cGMP manufacturers for our biologic and drug candidates. To succeed, clinical trials require adequate supplies of study material, which may be difficult or uneconomical to procure or manufacture and there can be no assurance that we will successfully procure such study material. We and our suppliers and vendors may not be able to (i) produce our study material to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

Currently, our directors, executive officers, and principal stockholders beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 9.3 million shares of our common stock, including stock options and warrants exercisable within 60 days of November 12, 2013. Randal J. Kirk indirectly beneficially owns approximately 9.8 million shares of our common stock. Our executive officers, directors and principal stockholders together beneficially owned approximately 19.1 million shares of our common stock, including the stock options and warrants exercisable within 60 days of November 12, 2013. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholders would have an adverse effect on the market for our stock and our share price.

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
Date: November 14, 2013

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: November 14, 2013

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

