Form 10-Q
period 2014-03-31
Synthetic Biologics, Inc.
filed 2014-05-15
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 the registrant had 58,453,528 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$11,155	$14,625
Prepaid expenses and other current assets	1,332	1,591
Total Current Assets	12,487	16,216

Property and equipment, net	38	37

Deposits and other assets	6	4

Total Assets	$12,531	$16,257

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$773	$142
Accrued liabilities	-	885
Total Current Liabilities	773	1,027
Total Liabilities	773	1,027

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 58,524,052 issued and 58,442,570 outstanding and 58,295,808 issued and 58,214,326 outstanding	58	58
Additional paid-in capital	96,796	96,430
Accumulated deficit	(85,096)	(81,258)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	11,758	15,230
Non-controlling interest	-	-
Total Equity	11,758	15,230

Total Liabilities and Equity	$12,531	$16,257

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2014	2013
Operating Costs and Expenses:
General and administrative	$1,122	$1,122
Research and development	2,717	1,118
Total Operating Costs and Expenses	3,839	2,240

Loss from Operations	(3,839)	(2,240)

Other Income:
Interest income	1	11
Other income	-	1
Total Other Income	1	12

Net Loss	(3,838)	(2,228)

Net Loss Attributable to Non-controlling Interest	-	-

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(3,838)	$(2,228)

Net Loss Per Share - Basic and Dilutive	$(0.07)	$(0.05)

Net Loss Per Share Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(0.07)	$(0.05)

Weighted average number of shares outstanding during the period - Basic and Dilutive	58,324,260	44,601,396

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(3,838)	$(2,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	362	457
Depreciation	3	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	259	275
Deposits and other assets	(2)	22
Accounts payable	631	(199)
Accrued liabilities	(885)	-
Net Cash Used In Operating Activities	(3,470)	(1,662)

Cash Flows From Investing Activities:
Purchases of property and equipment	(4)	(3)
Net Cash Used In Investing Activities	(4)	(3)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	4	231
Net Cash Provided By Financing Activities	4	231

Net decrease in cash and cash equivalents	(3,470)	(1,434)

Cash and cash equivalents at beginning of period	14,625	9,954

Cash and cash equivalents at end of period	$11,155	$8,520

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and diseases. The Company is developing an oral biologic to protect the gastrointestinal (GI) microflora from the effects of intravenous (IV) antibiotics for the prevention of C. diff infection, an oral treatment to reduce the impact of methane producing organisms on constipation-predominant irritable bowel syndrome (C-IBS), a series of monoclonal antibodies for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS. In addition, the Company has two legacy programs. The Company is developing an oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS. The Company has also partnered the development of a treatment for fibromyalgia.

Therapeutic Area	Product Candidate	Status

Relapsing-remitting MS	Trimesta (oral estriol)	The lead principal investigator from UCLA presented positive Phase II topline results at the American Academy of Neurology Annual Meeting in April 2014

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

C. difficile infection prevention	SYN-004 (oral enzyme)	SYN-004, second generation candidate in preclinical studies; Intend to initiate Phase Ia and Ib clinical trials during 2nd half of 2014

Constipation-predominant irritable bowel syndrome (C-IBS)	SYN-010 (oral compound)	Planning for in vivo studies underway; Intend to initiate Phase II clinical trial during 2nd half of 2014; Collaboration with Cedars-Sinai Medical Center

Pertussis	SYN-005 (monoclonal antibody)	Positive preclinical research findings reported in April 2014; Collaborations with Intrexon and The University of Texas at Austin

Acinetobacter infection	SYN-001 (monoclonal antibody)	Discovery; Collaboration with Intrexon

IBS	SYN-007 (biologic)	Discovery; Collaboration with Intrexon

Fibromyalgia	Effirma (oral flupirtine)	Partnered with Meda AB

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) as filed with the SEC. The interim results for the three months ended March 31, 2014, are not necessarily indicative of results for the full year.

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

The Company has incurred an accumulated deficit of $85.1 million through March 31, 2014. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

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

The Company has based its estimate on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates. Potential sources of financing include strategic relationships, public or private sales of the Company’s shares or debt and other sources.

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

Cash and cash equivalents include money market accounts of $9.0 million and $11.0 million as of March 31, 2014 and December 31, 2013, respectively, that are measured using Level 1 inputs.

4.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31, 2014	December 31, 2013
Intrexon prepaid research and development expenses	$1,163	$1,361
Prepaid insurance	121	177
Prepaid expenses	48	53
Total	$1,332	$1,591

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	March 31, 2014	December 31, 2013
Computer and office equipment	$49	$45
Software	11	11
	60	56
Less accumulated depreciation	(22)	(19)
Total	$38	$37

5.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of March 31, 2014, there were 953,507 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2014, there are 436,990 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2014, there are 3,100,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Expected dividends	0%	0%
Expected volatility	126%	148%
Risk free interest rate	1.57%	0.77%
Expected life of option	5 years	5 years
Expected forfeitures	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting,
•	half vesting immediately and the remainder over three years,
•	quarterly over three years,
•	annually over three years,
•	one-third immediate vesting and remaining annually over two years,
•	one half immediate vesting with remaining vesting over nine months,
•	one quarter immediate vesting with the remaining over three years,
•	one quarter immediate vesting with the remaining over 33 months; and
•	monthly over three years.

During the three months ended March 31, 2014, the Company granted 587,500 options to employees and consultants having an approximate fair value of $1.4 million based upon the Black-Scholes option pricing model. During the same period in 2013, the Company granted 117,500 options to employees and consultants having an approximate fair value of $185,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of March 31, 2014, and for the year ended December 31, 2013, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	222,500	$1.69
Exercised	(291,666)	$0.79
Forfeited	(475,000)	$2.30

Balance - December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	587,500	$2.73
Exercised	(6,583)	$0.58
Forfeited	-	$-

Balance – March 31, 2014 - outstanding	4,490,497	$1.91	5.55 years	$3,183,000

Balance – March 31, 2014 - exercisable	3,202,164	$1.72	5.08 years	$2,946,000
Grant date fair value of options granted - March 31, 2014		$1,358,000

Weighted average grant date fair value - March 31, 2014		$2.31
Grant date fair value of options granted - December 31, 2013		$350,000

Weighted average grant date fair value - December 31, 2013		$1.57

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended March 31, 2014 and 2013 were $362,000 and $457,000, respectively

As of March 31, 2014, total unrecognized stock-based compensation expense related to stock options was $2.5 million, which is expected to be expensed through February 2017.

6.	Stock Purchase Warrants

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of March 31, 2014 were 316,522.

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of twelve months that began on February 20, 2012. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain stock price milestones. Upon initiation of the program, 50,000 of the performance warrants vested. The performance warrant is exercisable for a period of two years from the date of issuance for an exercise price equal to the price ($2.20 per share) of the Company’s common stock on the date of execution (March 15, 2012). In March 2013, the performance warrants’ vesting period was extended to March 14, 2014. All other provisions of the performance warrants remain unchanged. These warrants expired unexercised on March 14, 2014.

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant was paid a monthly fee and on February 2, 2012, was issued warrants exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price ($1.14) of the Company’s common stock on the date of issue. As of March 31, 2014, all of these warrants have been exercised.

A summary of warrant activity for the Company for the three months ended March 31, 2014 and for the year ended December 31, 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2012	1,632,501	$1.99
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2013	1,632,501	1.99
Granted	-	-
Exercised	(221,661)	1.48
Forfeited	(447,672)	1.89
Balance at March 31, 2014	963,168	$2.15

There was no stock-based compensation expense included in general and administrative expense relating to warrants for the three months ended March 31, 2014 and 2013.

A summary of all outstanding and exercisable warrants as of March 31, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.32	18,182	18,182	1.75 years	$23,000
$1.60	316,522	316,522	3.57 years	$307,000
$2.22	517,257	517,257	2.66 years	$181,000
$3.30	61,207	61,207	1.16 years	$-
$3.75	50,000	50,000	1.88 years	$-
$2.15	963,168	963,168	2.81 years	$511,000

7.	Stockholders’ Equity

During the three months ended March 31, 2014, the Company issued 6,583 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $4,000. The Company also issued 221,661 shares of common stock, in connection with cashless warrant exercises for the three months ended March 31, 2014.

8.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive at March 31, 2013 and 2014, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the three months ended March 31, 2014 were 4,490,497 and 963,168, respectively, and for the three months ended March 31, 2013 were 3,909,580 and 1,632,501, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

We are a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and diseases. We are developing an oral biologic to protect the gastrointestinal (GI) microflora from the effects of intravenous (IV) antibiotics for the prevention of Clostridium difficile ( C. diff) infection, an oral treatment to reduce the impact of methane producing organisms on constipation-predominant irritable bowel syndrome (C-IBS), a series of monoclonal antibodies (mAbs) for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS. In addition, we have two legacy programs. We are developing an oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS. We have also partnered the development of a treatment for fibromyalgia.

Product Pipeline:

Summary of Pathogen-Specific Anti-Infective Biologic and Drug Programs:

•	C. diff infections: We are in preclinical development of a novel second-generation oral enzyme drug candidate, SYN-004, for co-administration with commonly used IV antibiotics intended to prevent the development of severe effects of C. diff infections. C. diff infections are a leading cause of hospital acquired infections (HAIs), that generally occur secondary to treatment with IV antibiotics. Designed to be given orally to protect the gut while certain IV beta-lactam antibiotics (penicillins and cephalosporins) fight the primary infection, SYN-004 is believed to have a similar profile to its first-generation predecessor, which demonstrated favorable protection of the gut flora (microbiome) during treatment with certain penicillins, with the potentially added ability to act against a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. Approximately 14.4 million patients are administered "SYN-004 target" IV beta-lactam antibiotics annually, representing an estimated target market for SYN-004 of 117.6 million beta-lactam doses purchased by U.S. hospitals. The addressable market for SYN-004 is significant. Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. This worldwide opportunity could represent a multi-billion dollar market.* We intend to initiate Phase Ia and Ib clinical trials during the second half of 2014, with preliminary topline data expected by year-end 2014.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

•	C-IBS: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments for acute and chronic diseases. An investigational team led by Mark Pimentel, M.D. at CSMC has discovered that these products are intended to target the production of methane gas by certain pathogenic gastrointestinal (GI) microorganisms that are perceived as the underlying cause of gas, pain and constipation associated with C-IBS, as well as diseases such as obesity and type 2 diabetes. Initially we will focus on the development of an oral treatment to reduce the impact of methane producing organisms on C-IBS. We intend to initiate in vivo/pharmacokinetic/pharmacodynamic studies in the first half of 2014, and to initiate a Phase II clinical trial during the second half of 2014 under an Investigational New Drug application (IND). Expected timing of topline data is mid-2015.

•	Pertussis: In April 2014, positive preclinical research findings for SYN-005, our proprietary monoclonal antibody (mAb) combination therapy for treating Pertussis (whooping cough), in two non-human primate studies (n=15). In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (Intrexon), we initiated development of a mAb therapy for the treatment of Pertussis infections, more commonly known as whooping cough. We are developing a mAb therapy, SYN-005, designed to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants and shorten the duration of chronic cough in afflicted adults. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants. Based on positive non-human primate and murine model findings, we intend to file an IND application to support a Phase I clinical trial expected to initiate during the first half of 2015. Topline data is expected to be available within approximately 90 days of the start of the trial. This is expected to be followed by a Phase II trial, with topline results expected in the second half of 2015. We also intend to request an Orphan Drug designation for SYN-005 for the treatment of Pertussis.

•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. The generation of a panel of antibodies is ongoing.

•	IBS: In December 2013, in collaboration with Intrexon, and partially utilizing the intellectual property optioned from CSMC, we intend to develop biologic approaches targeted at the prevention, and acute and chronic treatment of a subset of IBS pathologies specifically caused by auto-antibodies.

Summary of Multiple Sclerosis Program:

•

The Phase II, double-blinded, placebo-controlled Trimesta trial randomized 158 women with relapsing-remitting MS at 16 sites across the U.S. Positive Phase II topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of the University of California, Los Angeles (UCLA) David Geffen School of Medicine at the 66th American Academy of Neurology Annual Meeting. The UCLA-led Phase II study was designed to show statistical significance at 12 months for the MS relapse rate reduction in patients treated with Trimesta plus Copaxone® compared to patients given placebo plus Copaxone®. The trial was only powered to trend toward statistical significance at the 24-month time point. According to the protocol, the results of topline data demonstrate that Trimesta met the pre-specified goal of the study with rapid onset of activity observed for Trimesta plus Copaxone® compared to placebo plus Copaxone®. The Trimesta study also demonstrated a clinically significant near-normalization of cognitive scores at 12 months of therapy in women taking Trimesta plus Copaxone®. This outcome is of high importance for MS specialists and patients and we believe it is the result of oral estriol’s unique neuroprotective effect. In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® was generally safe and well tolerated by women in the study. This investigator-initiated trial evaluating our drug candidate, Trimesta, is supported by grants awarded to the UCLA exceeding $8.0 million, which should be sufficient to fund the trial through completion of patient follow-up. Annual worldwide sales of current MS therapies are estimated at $14.1 billion. We are engaging with the neurology community and potential partners, as we determine next steps for Trimesta.

•	Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month randomized, double-blind, placebo-controlled Phase II clinical trial is being conducted at four sites in the United States, including UCLA. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations and we have pledged approximately $500,000 to UCLA to partially fund this trial payable over three years. An estimated 50-65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment.

Summary of Fibromyalgia Program:

•	EffirmaTM (flupirtine) is being developed for the treatment of fibromyalgia by Meda AB (Meda), a multi-billion dollar international pharmaceutical company. On May 6, 2010, we entered into a sublicense agreement with Meda covering all of our patents’ rights on the use of flupirtine for fibromyalgia in the United States, Canada and Japan. The sublicense agreement provides that all ongoing and future development costs are to be borne by Meda and we are entitled to receive certain payments if milestones are achieved and royalties on sales. According to Meda’s 2012 Year-End Report filed in February 2013, Meda has received the go-ahead from the United States Food and Drug Administration (FDA) to conduct a Phase II proof of concept study for the treatment of fibromyalgia. Meda also announced that the randomized, double-blind, placebo and active-controlled study of patients with fibromyalgia will be conducted at 25 clinics in the United States Based on an estimated annual price of $1,200 per fibromyalgia patient, we estimate that the total market potential in the United States is $6.0 billion.

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

Prior to the execution of the License Agreement, we issued shares of common stock of SYN Biomics to each of CSMC and Mark Pimentel, M.D. (the primary inventor of the intellectual property), representing 11.5% and 8.5%, respectively, of the outstanding shares of SYN Biomics (the “SYN Biomics Shares”). The Stock Purchase Agreements for the SYN Biomics Shares provide for certain anti-dilution protection until such time as an aggregate of $3.0 million in proceeds from equity financings are received by SYN Biomics as well as a right, under certain circumstances in the event that the SYN Biomics Shares are not then freely tradeable, and subject to NYSE MKT, LLC approval, as of the 18 and 36 month anniversary date of the effective date of the Stock Purchase Agreements, for each of CSMC and Dr. Pimentel to exchange up to 50% of their SYN Biomics shares for unregistered shares of our common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to our public market valuation at the time of each exchange. The Stock Purchase Agreements also provide for tag-along rights in the event of the sale by us of our shares of SYN Biomics.

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

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. As of June 30, 2010, we emerged from the development stage after entering into a sublicense agreement with Meda AB and receiving an up-front payment of $2.5 million. We consider this sublicense agreement to be an indication that we commenced our principal operations.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $85.1 million through March 31, 2014. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Pipeline Programs and Therapeutic Areas

Pathogen-Specific Anti-Infective Biologic and Drug Programs

We are a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and other diseases. Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients), and the isolation of new pathogens. We are developing an oral biologic to protect the gastrointestinal microflora from the effects of IV antibiotics for the prevention of C. diff infection, an oral treatment to reduce the impact of methane producing organisms on C-IBS, a series of monoclonal antibodies for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS.

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

In October 2013, we initiated manufacturing of SYN-004 material to support our planned preclinical and clinical studies. We intend to initiate Phase Ia and Ib clinical trials during the second half of 2014, with preliminary topline data expected by year-end 2014.

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

We intend to initiate in vivo/pharmacokinetic/pharmacodynamic studies in the first half of 2014, and to initiate a Phase II clinical trial during the second half of 2014 under an IND. Expected timing of topline data is mid-2015.

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration (“Second ECC”) with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix TM platform for rapid discovery of fully human mAbs and the LEAP TM cell processing station, our initial efforts will target three infectious disease indications.*** We also have the option to target an additional five infectious disease indications under this collaboration. To date, we have initiated development of a mAb therapy for the treatment of Pertussis and Acinetobacter infections.

***mAbLogixTM and LEAPTM are registered trademarks of Intrexon Corporation.

Pertussis:

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

According to the World Health Organization there are 50 million cases of whooping cough and B. pertussis infection that causes an estimated 300,000 deaths each year worldwide, primarily among young, unvaccinated infants. Recent news reports throughout the U.S. indicate that the pertussis vaccine introduced in the 1990s does not provide long-term protection and, as a result, whooping cough cases have increased to a 60-year high. There is no approved treatment for Pertussis, and antibiotic treatment does not have a major effect on the course of Pertussis, because while it can eliminate the B. pertussis bacteria from the respiratory tract, it does not neutralize the pertussis toxin.

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

In April 2014, positive preclinical research findings for SYN-005, our proprietary monoclonal antibody (mAb) combination therapy for treating Pertussis (whooping cough), in two non-human primate studies (n=15). In the second pertussis study in particular, SYN-005 was associated with favorable decreases in white blood cell counts within two days and the achievement of nearly normal levels within one week.

Based on positive non-human primate and murine model findings, we have filed an additional patent application around pertussis antibodies, intend to move into cGMP manufacturing of SYN-005, and intend to file an IND application to support a Phase I clinical trial expected to initiate during the first half of 2015. Topline data is expected to be available within approximately 90 days of the start of the trial. This is expected to be followed by a Phase II trial, with topline results expected in the second half of 2015. We also intend to request an Orphan Drug designation for SYN-005 for the treatment of Pertussis.

Acinetobacter Infections:

Acinetobacter baumanii is a difficult to treat pathogen due to its rapid and well-established development of resistance to most antibiotics, making it a multidrug-resistant pathogen. In addition, as a biofilm-forming pathogen, Acinetobacter baumanii has the ability to survive up to twice as long as non-biofilm-forming pathogens. In the U.S., Acinetobacter baumanii has been reported to be the cause of up to 2.6% of hospital acquired infections, 1.3% of bloodstream infections and 7.0% of ICU respiratory tract infections, and more than half of the Acinetobacter baumanii isolates are multidrug-resistant. According to published articles, mortality rates associated with Acinetobacter infections as high as 43.0% are reported in hospitals and ICU settings. While Acinetobacter baumanii is a well-documented pathogen in the hospital setting, this pathogen also poses an increasing danger to wounded servicemen and women in military treatment centers and to those treated in trauma centers following natural disasters.

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

There are nine FDA-approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Copaxone®, Tysabri®, Gilenya®, Extavia®, Aubagio ® and TecfideraTM. Many of these therapies provide only a modest benefit for patients with relapsing-remitting MS. All of these drugs except Gilenya®, Aubagio® and TecfideraTM require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms) and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of current MS therapies are estimated at $14.1 billion.

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

Relapsing-Remitting MS: Clinical Development

Trimesta (oral estriol) is being developed as an adjunctive oral once-daily treatment for relapsing-remitting MS in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial to study the therapeutic effects of 8 mg. of oral Trimesta taken daily in non-pregnant female relapsing-remitting MS patients was completed in the U.S. The total volume and number of gadolinium-enhancing lesions were measured by brain magnetic resonance imaging (an established neuroimaging measure of disease activity in MS). Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p =0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels. Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsing-remitting MS patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores.

The Phase II, double-blinded, placebo-controlled trial randomized 158 women with relapsing-remitting MS at 16 sites across the U.S. The study evaluated Trimesta as an oral, once-daily dose of 8 mg per day plus Copaxone® in women with relapsing-remitting MS, aged 18-50 years. Positive topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of UCLA David Geffen School of Medicine at the 66th American Academy of Neurology Annual Meeting. The UCLA-led Phase II study was designed to show statistical significance at 12 months for the MS relapse rate reduction in patients treated with Trimesta plus Copaxone® compared to patients given placebo plus Copaxone®. The trial was only powered to trend toward statistical significance at the 24-month time point. According to the protocol, the results of topline data demonstrate that Trimesta met the pre-specified goal of the study with rapid onset of activity observed for Trimesta plus Copaxone® compared to placebo plus Copaxone®. Dr. Voskuhl and her team anticipated an approximately 29% reduction in MS relapse rate, per the study protocol. A statistically significant 47% decrease in relapse rate was observed at 12 months of therapy (p-value = 0.03 / powered for significance level of 0.05), as well as a clear trend toward a 32% reduction at 24 months (p-value = 0.15 / powered for significance level of 0.10), which far surpassed the investigator’s expectations. The Trimesta study also demonstrated a clinically significant near-normalization of cognitive scores at 12 months of therapy in women taking Trimesta plus Copaxone®. This outcome is of high importance for MS specialists and patients and we believe it is the result of oral estriol’s unique neuroprotective effect. In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® was generally safe and well tolerated by women in the study.

By demonstrating the therapeutic potential and safety of Trimesta in the Phase II exploratory trial, we achieved a key goal of the Trimesta program, which is providing further support to enable us to attract a strategic partner to accelerate development of this innovative therapy for MS. We are engaging with the neurology community and potential partners, as we determine next steps for Trimesta.

With over $8 million in grant funding awarded to UCLA to date, from organizations such as the National Institutes for Health and the National Multiple Sclerosis Society, the ongoing Trimesta clinical trial should be funded to its completion of patient follow-up.

Relapsing-Remitting MS: Patents

In March 2014, we announced that the U.S. Patent & Trademark Office issued U.S. Patent No. 8,658,627 entitled, Pregnancy Hormone Combination for Treatment of Autoimmune Diseases, to the Regents of the University of California. The patent includes claims to the use of our drug candidate, Trimesta (oral estriol), in conjunction with a gestagen for the treatment of multiple sclerosis (MS) and other autoimmune diseases. The patent also includes a claim for the administration of Trimesta, a gestagen and a third standard of care MS agent, such as glatiramer acetate injection (Copaxone ®), interferon beta-1a (Avonex®, Rebif®), interferon beta-1b (Betaseron®, Extavia®) or sphingosine-1-phosphate receptor modulator (Gilenya®).

In April 2013, we announced that the U.S. Patent & Trademark Office issued U.S. Patent No. 8,372,826 entitled, Estriol Therapy for Multiple Sclerosis and Other Autoimmune Diseases , to the Regents of the University of California which includes claims to the use of our drug candidate, Trimesta (oral estriol), in combination with glatiramer acetate injection (Copaxone®). According to Teva Pharmaceutical Industries Ltd.’s Form 20-F for the year ended December 31, 2012, filed with the SEC on February 12, 2013. Copaxone® is the number one selling drug for multiple sclerosis with approximately $4 billion in annual sales. Currently marketed exclusively by Teva Pharmaceutical Industries Ltd., Copaxone® is expected to face generic competition as certain patent terms begin to expire in 2014.

Through our wholly owned subsidiary, we hold the exclusive worldwide license to issued U.S. Patents 8,658,627, 8,372,826 and 6,936,599 and pending patents for multiple sclerosis and other autoimmune diseases covering the uses of our drug candidate, Trimesta.

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

Cognitive Dysfunction in MS: Clinical Development

Our Trimesta (oral estriol) drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at four clinical sites in the United States, including UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Dr. Voskuhl will administer either oral Trimesta or a matching placebo, in addition to an FDA-approved MS treatment, including Copaxone®, Avonex®, Betaseron®, Extavia®, Rebif®, Gilenya®, Aubagio® and Tecfidera®. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation have pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. Patient recruitment and enrollment into this trial is ongoing.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2013 Form 10-K.

Results of Operations

Three Months Ended March 31, 2014 and 2013

General and Administrative Expenses

General and administrative expenses for both the three months ended March 31, 2014 and 2013, were $1.1 million.  The charge relating to stock-based compensation expense was $255,000 for the three months ended March 31, 2014, compared to $353,000 for the three months ended March 31, 2013.

Research and Development Expenses

Research and development expenses increased by 143% to $2.7 million for the three months ended March 31, 2014, from $1.1 million for the three months ended March 31, 2013. This increase is primarily the result of increased program costs associated with expanded research, development and manufacturing activities in our anti-infective pipeline, including our C. diff, C-IBS and Pertussis programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $107,000 for the three months ended March 31, 2014, compared to $104,000 for the three months ended March 31, 2013.

Other Income

Other income was $1,000 for the three months ended March 31, 2014, compared $12,000 for the three months ended March 31, 2013.

Net Loss

Our net loss was $3.8 million, or $0.07 per common share for the three months ended March 31, 2014, compared to a net loss of $2.2 million, or $0.05 per common share for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $11.2 million as of March 31, 2014, a decrease of $3.4 million from December 31, 2013. During the three months ended March 31, 2014, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $3.8 million for the three months ended March 31, 2014.

Our continued operations will primarily depend on our ability to raise additional capital from various sources including equity and debt financings, as well as, license fees from potential corporate partners, joint ventures and grant funding. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $85.1 million through March 31, 2014. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014. There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2013, other than as set forth below.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business.

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore our cumulative losses to increase. To date, other than the licensing fee we received from Meda AB for the development and commercialization of Effirma (flupirtine) for fibromyalgia in the U.S., Canada and Japan and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. Inasmuch as our sole source of revenue (with the exception of the Meda licensing fee) has been our laboratory revenue and our laboratory was sold in March 2012, we do not expect to derive revenue from any source in the near future until we or our partners successfully commercialize our products. As of March 31, 2014, our accumulated deficit totaled approximately $85.1 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

RISKS RELATING TO OUR STOCK

We are substantially controlled by our current officers, directors and principal stockholder.

Currently, our directors, executive officers, and principal stockholder beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 1.8 million shares of our common stock, including stock options exercisable within 60 days of May 1, 2014. Through Intrexon Corporation and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 12.3 million shares of our common stock. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholder would have an adverse effect on the market for our stock and our share price.

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
Date: May 15, 2014

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: May 15, 2014

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

