Form 10-Q
period 2014-06-30
Synthetic Biologics, Inc.
filed 2014-08-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-12584

SYNTHETIC BIOLOGICS, INC.

(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

155 Gibbs Street, Suite 412
Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

617 Detroit Street, Suite 100
Ann Arbor, MI	48104
(Mailing Address)	(Zip Code)

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

As of August 8, 2014 the registrant had 58,453,528 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share amounts)

Assets	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$7,843	$14,625
Prepaid expenses and other current assets	1,389	1,591
Total Current Assets	9,232	16,216

Property and equipment, net	51	37

Deposits and other assets	6	4

Total Assets	$9,289	$16,257

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,079	$142
Accrued liabilities	153	885
Total Current Liabilities	1,232	1,027

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
58,535,010 issued and 58,453,528 outstanding and
58,295,808 issued and 58,214,326 outstanding, respectively	58	58
Additional paid-in capital	97,651	96,430
Accumulated deficit	(89,652)	(81,258)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	8,057	15,230
Non-controlling interest	-	-
Total Stockholders’ Equity	8,057	15,230

Total Liabilities and Stockholders’ Equity	$9,289	$16,257

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Operating Costs and Expenses:
General and administrative	$1,814	$1,258	$2,936	$2,380
Research and development	2,837	1,203	5,554	2,321
Total Operating Costs and Expenses	4,651	2,461	8,490	4,701

Loss from Operations	(4,651)	(2,461)	(8,490)	(4,701)

Other Income (Expense):
Interest income	-	10	1	21
Other income (expense)	95	(46)	95	(45)
Total Other Income (Expense)	95	(36)	96	(24)

Net Loss	(4,556)	(2,497)	(8,394)	(4,725)

Net Loss Attributable to Non-controlling Interest	-	-	-	-

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,556)	$(2,497)	$(8,394)	$(4,725)

Net Loss Per Share - Basic and Dilutive	$(0.08)	$(0.06)	$(0.14)	$(0.11)

Net Loss Per Share Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(0.08)	$(0.06)	$(0.14)	$(0.11)

Weighted average number of shares outstanding
during the period - Basic and Dilutive	58,453,528	44,654,414	58,348,153	44,628,051

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(8,394)	$(4,725)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	1,217	864
Depreciation	7	23
Loss on sale of equipment	-	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202	629
Deposits and other assets	(2)	22
Accounts payable	937	(182)
Accrued liabilities	(732)	16
Net Cash Used In Operating Activities	(6,765)	(3,295)

Cash Flows From Investing Activities:
Purchases of property and equipment	(21)	(13)
Net Cash Used In Investing Activities	(21)	(13)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	4	231
Net Cash Provided By Financing Activities	4	231

Net decrease in cash	(6,782)	(3,077)

Cash at beginning of period	14,625	9,954

Cash at end of period	$7,843	$6,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and diseases. The Company is developing an oral biologic to protect the gastrointestinal (GI) microflora from the effects of intravenous (IV) antibiotics for the prevention of C. diff infection, an oral treatment to reduce the impact of methane producing organisms on constipation-predominant irritable bowel syndrome (C-IBS), a series of monoclonal antibodies for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS. In addition, the Company is developing an oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Therapeutic Area	Product Candidate	Status

Relapsing-remitting MS	Trimesta (oral estriol)	Patient follow-up is complete in the Phase II trial and topline results were reported in April 2014. The lead principal investigator from University of California, Los Angeles (UCLA) is scheduled to present additional Phase II clinical outcome data, including more detailed results on improvements in cognitive and disability measures at the ACTRIMS-ECTRIMS Joint Meeting in September 2014

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase II clinical trial

C. difficile infection prevention	SYN-004 (oral enzyme)	SYN-004, second generation candidate in preclinical studies; Intend to initiate Phase Ia and Ib clinical trials during 2nd half of 2014

Constipation-predominant irritable bowel syndrome (C-IBS)	SYN-010 (oral compound)	Planning for in vivo studies underway; Intend to initiate Phase II clinical trial during 2nd half of 2014; Collaboration with Cedars-Sinai Medical Center

Pertussis	SYN-005 (monoclonal antibody)	Positive preclinical research findings reported in April 2014; Collaborations with Intrexon and The University of Texas at Austin

Acinetobacter infection	SYN-001 (monoclonal antibody)	Discovery; Collaboration with Intrexon

IBS	SYN-007 (biologic)	Discovery; We are still evaluating the option; Collaboration with Intrexon

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) as filed with the SEC. The interim results for the three and six months ended June 30, 2014, are not necessarily indicative of results for the full year.

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

Change in Filing Status

On June 30, 2014, the Company exceeded the $75.0 million public float threshold to trigger accelerated filer status with the SEC. Consequently the Company is no longer a Smaller Reporting Company (SRC) and the Company’s auditors must provide an auditor attestation on our internal controls to be included in the Company’s Form 10-K for the year ending December 31, 2014. Such Form 10-K will continue to provide scaled SRC-level disclosures; the larger reporting company disclosures will commence in the Company’s Form 10-Q for the three months ended March 31, 2015.

2.	Management’s Plan

The Company has incurred an accumulated deficit of $89.7 million through June 30, 2014. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;
•	costs associated with additional clinical trials of product candidates;
•	the ability to maintain current research and development licensing arrangements and to establish new research and development, and licensing arrangements;
•	the ability to achieve milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

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

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

Cash and cash equivalents include money market accounts of $7.8 million and $11.0 million as of June 30, 2014 and December 31, 2013, respectively, that are measured using Level 1 inputs.

4.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30, 2014	December 31, 2013
Intrexon prepaid research and development expenses	$1,133	$1,361
Prepaid insurance	114	177
Prepaid credit cards	90	-
Prepaid expenses	52	53
Total	$1,389	$1,591

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	June 30, 2014	December 31, 2013
Computer and office equipment	$66	$45
Software	11	11
	77	56
Less accumulated depreciation	(26)	(19)
Total	$51	$37

5.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of June 30, 2014, there were 682,449 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2014, there were 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2014, there were 4,220,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Exercise price	$2.52 - $2.91	-	$2.52 - $2.91	$1.74
Expected dividends	0%	-	0%	0%
Expected volatility	106% - 150%	-	106% - 150%	148%
Risk free interest rate	1.73% - 2.73%	-	1.57% - 2.73%	0.77%
Expected life of option	5 years – 10 years	-	5 years – 10 years	5 years
Expected forfeitures	0%	-	0%	0%

The Company records stock-based compensation based upon the stated vested provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting,
•	half vesting immediately and remaining over three years,
•	quarterly over three years,
•	annually over three years,
•	one-third immediate vesting and remaining annually over two years,
•	one half immediate vesting and remaining over nine months,
•	one quarter immediate vesting and remaining over three years,
•	one quarter immediate vesting and remaining over 33 months; and
•	monthly over three years.

During the six months ended June 30, 2014, the Company granted 1,732,500 options to employees, Board members and consultants having an approximate fair value of $4.1 million based upon the Black-Scholes option pricing model. During the same period in 2013, the Company granted 117,500 options to employees and consultants having an approximate fair value of $185,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of June 30, 2014, and for the year ended December 31, 2013, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	222,500	$1.69
Exercised	(291,666)	$0.79
Forfeited	(475,000)	$2.30

Balance - December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	1,732,500	$2.63
Exercised	(6,583)	$0.58
Forfeited	(304,391)	$1.93

Balance – June 30, 2014 - outstanding	5,331,106	$2.05	6.26 years	$920,000

Balance – June 30, 2014 - exercisable	3,340,280	$1.77	5.36 years	$919,000
Grant date fair value of options granted – June 30, 2014		$4,088,000

Weighted average grant date fair value – June 30, 2014		$2.36
Grant date fair value of options granted – December 31, 2013		$350,000

Weighted average grant date fair value – December 31, 2013		$1.57

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended June 30, 2014 and 2013 was $855,000 and $407,000, respectively and $1,217,000 and $864,000 for the six month periods ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, total unrecognized stock-based compensation expense related to stock options was $4.5 million, which is expected to be expensed through April 2017.

6.	Stock Purchase Warrants

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of June 30, 2014 were 316,522.

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

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of twelve months. As compensation for such services, the consultant was paid a monthly fee and on February 2, 2012, was issued warrants exercisable for 100,000 shares of the Company’s common stock. The warrant is exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price ($1.14 per share) of the Company’s common stock on the date of issue. As of June 30, 2014, all of these warrants have been exercised.

A summary of warrant activity for the Company for the six months ended June 30, 2014 and for the year ended December 31, 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2012	1,632,501	$1.99
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2013	1,632,501	1.99
Granted	-	-
Exercised	(232,619)	1.47
Forfeited	(454,896)	1.88
Balance at June 30, 2014	944,986	$2.16

Stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants was $0 and $22,000 for the three months ended June 30, 2014 and 2013, respectively, and $0 and $22,000 for the six months ended June 30, 2014 and 2013, respectively.

A summary of all outstanding and exercisable warrants as of June 30, 2014 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.60	316,522	316,522	3.32 years	$38,000
$2.22	517,257	517,257	2.41 years	$-
$3.30	61,207	61,207	0.92 years	$-
$3.75	50,000	50,000	1.63 years	$-
$2.58	944,986	944,986	2.58 years	$38,000

7.	Stockholders’ Equity

During the six months ended June 30, 2014, the Company issued 6,583 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $4,000. The Company also issued 232,619 shares of common stock, in connection with cashless warrant exercises for the six months ended June 30, 2014.

8.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive at June 30, 2014 and 2013, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the six months ended June 30, 2014 were 5,331,106 and 944,986, respectively, and for the six months ended June 30, 2013 were 3,866,136 and 1,632,501, respectively.

9.	Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, found in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and diseases. We are developing an oral biologic to protect the gastrointestinal (GI) microflora from the effects of intravenous (IV) antibiotics for the prevention of Clostridium difficile (C. diff) infection, an oral treatment to reduce the impact of methane producing organisms on constipation-predominant irritable bowel syndrome (C-IBS), a series of monoclonal antibodies (mAbs) for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS. In addition, we have two legacy programs. We are also developing an oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Product Pipeline:

Summary of Pathogen-Specific Anti-Infective Biologic and Drug Programs:

•	C. diff infections: We are in preclinical development of a novel second-generation oral enzyme drug candidate, SYN-004, for co-administration with commonly used IV antibiotics intended to prevent the development of and severe effects from C. diff infections (CDI). CDIs are a leading cause of hospital acquired infections (HAIs), that generally occur secondary to treatment with IV antibiotics. Designed to be given orally to protect the gut while certain IV beta-lactam antibiotics (penicillins and cephalosporins) fight the primary infection, SYN-004 is believed to have a similar profile to its first-generation predecessor, which demonstrated protection of the gut flora (microbiome) during treatment with certain penicillins, with the potential to act against a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. Approximately 14.4 million patients are administered "SYN-004 target" IV beta-lactam antibiotics annually, representing an estimated target market for SYN-004 of 117.6 million beta-lactam doses purchased by U.S. hospitals. The addressable market for SYN-004 is significant. Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. This worldwide opportunity could represent a multi-billion dollar market.* We remain on schedule to file an Investigational New Drug (IND) application for SYN-004, and intend to initiate Phase Ia and Ib clinical studies in the fourth quarter of 2014. Preliminary Phase I topline data is expected by year-end 2014, and a Phase II efficacy study of SYN-004 is planned to begin in the first half of 2015. Clinical drug manufacturing of SYN-004 in accordance with GMP guidelines has commenced.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

11

•

C-IBS: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments for acute and chronic diseases. An investigational team led by Mark Pimentel, M.D. at CSMC has discovered that these products may reduce the production of methane gas by certain gastrointestinal (GI) microorganisms. Methane produced by these organisms is perceived as the underlying cause of bloating, pain and constipation associated with C-IBS, and may contribute to the pathology of other diseases. Initially we are focusing on the development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on C-IBS. In vitro and preclinical animal model studies were initiated in June 2014. We plan to initiate a Phase II dose-discovery and proof-of-mechanism clinical trial during the second half of 2014 under an Investigational New Drug application (IND). Topline data from this Phase II trial are expected in mid-2015.

•	Pertussis: In April 2014, we received positive preclinical research findings for SYN-005, our proprietary monoclonal antibody (mAb) combination therapy for treating Pertussis (whooping cough), in two non-human primate studies (n=15). In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (Intrexon), we initiated development of a mAb therapy for the treatment of Pertussis infections, more commonly known as whooping cough. We are developing a mAb therapy, SYN-005, designed to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. According to the World Health Organization, each year, B. pertussis infection causes an estimated 300,000 deaths worldwide, primarily among young, unvaccinated infants. Based on positive non-human primate and murine model findings, we intend to file an IND application to support a Phase I clinical trial expected to initiate during the first half of 2015. Topline data is expected to be available within approximately 90 days of the start of the trial. This is expected to be followed by the initiation of a Phase II trial in the second half of 2015. In addition, we have submitted an Orphan Drug designation request for SYN-005 for the treatment of Pertussis.

•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. This program is in the discovery stage and the generation of a panel of antibodies is ongoing.

•	IBS: In December 2013, in collaboration with Intrexon, and partially utilizing the intellectual property optioned from CSMC, we announced an intent to develop biologic approaches targeted at the prevention, and acute and chronic treatment of a subset of IBS pathologies specifically caused by auto-antibodies. This program is in the early discovery stage, and we are still evaluating the option.

Summary of Multiple Sclerosis Program:

•	Relapsing-Remitting MS: Patient follow-up is complete in the Phase II, double-blinded, placebo-controlled Trimesta trial which randomized 158 women with relapsing-remitting MS at 16 sites across the U.S. Positive Phase II topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of the University of California, Los Angeles (UCLA) David Geffen School of Medicine at the 66th American Academy of Neurology Annual Meeting. The UCLA-led Phase II study was designed to show statistical significance at 12 months for the MS relapse rate reduction in patients treated with Trimesta plus Copaxone ® compared to patients given placebo plus Copaxone ®. The trial was only powered to trend toward statistical significance at the 24-month time point. According to the protocol, the results of topline data demonstrate that Trimesta met the pre-specified goal of the study with rapid onset of activity observed for Trimesta plus Copaxone ® compared to placebo plus Copaxone ®. The Trimesta study also demonstrated a clinically significant near-normalization of cognitive scores at 12 months of therapy in women taking Trimesta plus Copaxone®. The cognition outcome is of high importance for MS specialists and patients and we believe it is the result of oral estriol’s unique neuroprotective effect. In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® was generally safe and well tolerated by women in the study. This investigator-initiated clinical trial is supported by grants exceeding $8 million, awarded primarily by the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health. Annual worldwide sales of current MS therapies are estimated at $14.1 billion. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta. In addition, Dr. Voskuhl is scheduled to present additional Phase II clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston in September 2014.

•	Cognitive Dysfunction: Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month randomized, double-blind, placebo-controlled Phase II clinical trial is being conducted at four sites in the United States, including UCLA. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations and we have pledged approximately $500,000 to UCLA to partially fund this trial payable over three years. An estimated 50-65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment.

Recent Developments

On December 11, 2013, we completed a firm commitment underwritten public offering of 13,225,000 shares of our common stock at a closing price of $1.00 per share for gross proceeds of $13.2 million. We paid direct offering costs of $1.0 million.

On December 5, 2013, through our newly formed, majority owned subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”), we entered into a worldwide exclusive license agreement (the “CSMC License Agreement”), and an option agreement (the “CSMC Option Agreement”), which was extended until December xx, 2014, with CSMC for the right to develop, manufacture, use, and sell products for the human and veterinary therapeutic and prophylactic treatments for acute and chronic diseases. An investigational team lead by Mark Pimentel, M.D. at CSMC has discovered that these products may reduce gas production by certain GI microorganisms. Methane produced by these organisms is perceived as an underlying cause of bloating, pain and constipation associated with C-IBS, and may contribute to the pathology of obesity and type 2 diabetes. The portfolio of intellectual property licensed to SYN Biomics under the License Agreement includes nine issued U.S. patents, one issued European patent validated in 18 countries, one issued European patent validated in three countries, two issued Australian patents, and one issued Japanese patent as well as 13 pending U.S. and international patent applications for most fields of use and modalities (subject to certain agreed-upon exceptions); two pending U.S. patent applications are optioned to SYN Biomics under the Option Agreement.” In collaboration with Intrexon, and partially utilizing the intellectual property optioned from CSMC, we announced an intent to develop biologic approaches targeted at the prevention, and acute and chronic treatment of a subset of IBS pathologies specifically caused by autoantibodies.

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. As of June 30, 2010, we emerged from the development stage after entering into a sublicense agreement with Meda AB and receiving an up-front payment of $2.5 million. We consider this sublicense agreement to be an indication that we commenced our principal operations. Meda AB has informed us that due to the decision of the European Medicines Agency (EMA) to limit the use of flupirtine for long-term pill and systemic use, it has decided to postpone the planned fibromyalgia clinical trials in the U.S.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $89.7 million through June 30, 2014. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Pipeline Programs and Therapeutic Areas

Pathogen-Specific Anti-Infective Biologic and Drug Programs

We are a biotechnology company focused on the development of novel anti-infective biologic and drug candidates targeting specific pathogens that cause serious infections and other diseases. Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients), and the isolation of new pathogens. We are developing an oral biologic to protect the gastrointestinal microflora from the effects of certain IV beta-lactam antibiotics for the prevention of CDI, an oral treatment to reduce the impact of methane producing organisms on C-IBS, a series of monoclonal antibodies for the treatment of Pertussis and Acinetobacter infections, and a biologic targeted at the prevention and treatment of a root cause of a subset of IBS.

Several of our programs are focused on protecting the microbiome, or our gut flora, which is home to millions of bacteria, composed of a natural balance of both “good” beneficial bacteria and “bad” pathogenic bacteria. When that natural balance of all of these bacteria is disrupted, a person’s health is compromised.

C. difficile:

According to the Agency for Healthcare Research and Quality, aggregate costs associated with CDI related stays in the hospital were $8.2 billion in the U.S. during 2009. CDI is a rising global HAI problem in which the toxins produced by C. difficile bacteria result in diarrhea antibiotic-associated diarrhea (AAD), and in the most serious cases, pseudomembranous colitis (erosion of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. diff as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

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

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading HAI that generally occurs secondary to treatment with IV antibiotics. The acquired assets include a pre-IND package for P3A (now referred to as SYN-004), Phase I and Phase II clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we intend to develop a proprietary oral beta-lactamase enzyme product candidate, SYN-004. When co-administered with certain IV beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the GI tract, thus preserving the natural balance of the patient's microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. Approximately 14.4 million patients are administered "SYN-004 target" IV beta-lactam antibiotics annually, representing an estimated target market for SYN-004 of 117.6 million beta-lactam doses purchased by U.S. hospitals. The addressable market is significant and currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. This worldwide opportunity could represent a multi-billion dollar market.*

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

In June 2014, we formed a Clinical Advisory Board (CAB) to support development of SYN-004. The CAB is comprised of industry leaders Mark Wilcox, M.D., (Chairman), Curtis Donskey, M.D., Ciarán Kelly, M.D. and Tom Louie, M.D., all of whom are expected to provide expertise and guidance on each aspect of the C. diff clinical program.

In August 2014, we announced an agreement with Evonik for GMP manufacturing of the Company’s proprietary oral beta-lactamase enzyme, SYN-004, for use in the planned clinical trials. Evonik plans to formulate and encapsulate enterically coated SYN-004 for oral delivery using material generated by our API manufacturer FUJIFILM Diosynth Biotechnologies UK Limited.

We remain on schedule to file an Investigational New Drug (IND) application for SYN-004, and intend to initiate Phase Ia and Ib clinical studies in the fourth quarter of 2014. Preliminary Phase I topline data is expected by year-end 2014, and a Phase II efficacy study of SYN-004 is planned to begin in the first half of 2015.

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

It has been reported that one-third of all IBS patients have C-IBS. Current FDA-approved therapies for the treatment of C-IBS include AMITIZA® (lubiprostone) and LINZESS ® (linaclotide). Prescription and over-the-counter laxatives are also used by C-IBS patients for symptomatic relief. According to GlobalData, sales of approved drugs to treat C-IBS in seven major markets are projected to reach $1.3 billion by 2018.

C-IBS: Acquisition of Clinical-Stage Program

In December 2013, we entered into a worldwide exclusive license agreement with CSMC for the right to develop products for therapeutic and prophylactic treatments for acute and chronic diseases. We licensed and optioned from CSMC a portfolio of intellectual property comprised of several U.S. and international patents and pending patent applications for various fields of use, including C-IBS, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC has discovered that these products may reduce the production of methane gas by certain GI microorganisms. Methane produced by these organisms is perceived as the underlying cause of bloating, pain and constipation associated with C-IBS, and may contribute to the pathology of other diseases. Initially we will focus on the development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on C-IBS.

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

C-IBS: Methane Producing Organisms Background

Further research by the CSMC investigational team led by Dr. Pimentel is focused on the C-IBS patient population. Extensive studies conducted by Dr. Pimentel and collaborators have shown that overproduction of methane gas is directly associated with bloating, pain and constipation in C-IBS patients. CSMC investigators have discovered that inhibiting intestinal methane production may reverse constipation associated with C-IBS, and can be beneficial in other major diseases such as obesity and type 2 diabetes.

C-IBS: Preclinical and Clinical Development

Ongoing efforts led by Dr. Pimentel include formulating and testing non-antibiotic FDA-approved oral drug candidates for ultimate product registration via potential expedited pathways. Such candidates are intended for the reduction or elimination of methane gas production within the intestines, with the goal of having little or no unintended impact on a patient's normal intestinal microflora. Initially we will focus on the development of an oral treatment to reduce the impact of methane producing organisms on C-IBS.

In April 2014, we formed a CAB to support development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on C-IBS. We also announced that gastroenterologist and lead investigator for the C-IBS program, Dr. Mark Pimentel of CSMC, will Chair the CAB.

In vitro and preclinical animal model studies were initiated in June 2014. We plan to initiate a Phase II dose-discovery and proof of mechanism clinical trial during the second half of 2014 under an IND. Topline data from this Phase II trial is expected in mid-2015.

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration (“Second ECC”) with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogixTM platform for rapid discovery of fully human mAbs and the LEAP TM cell processing station, our initial efforts will target three infectious disease indications.*** We also have the option to target an additional five infectious disease indications under this collaboration. To date, we have initiated development of a mAb therapy for the treatment of Pertussis and Acinetobacter infections.

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

Pertussis: Intrexon Collaboration and The University of Texas at Austin Agreement

In December 2012, we initiated mAb development for the treatment of Pertussis focusing on toxin neutralization pursuant to our August 2012 collaboration with Intrexon. Unlike antibiotics, we are developing a mAb therapy, SYN-005, to target and neutralize the pertussis toxin, in order to reduce the mortality rate in infants.

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

In April 2014, we received positive preclinical research findings for SYN-005, our proprietary mAb combination therapy for treating Pertussis (whooping cough), in two non-human primate studies (n=15). In the second pertussis study in particular, SYN-005 was associated with favorable decreases in white blood cell counts within two days and the achievement of nearly normal levels within one week of treatment with SYN-005.

Based on positive non-human primate and murine model findings, we have filed an additional patent application around pertussis antibodies, intend to move into cGMP manufacturing of SYN-005, and intend to file an IND application to support a Phase I clinical trial expected to initiate during the first half of 2015. Topline data is expected to be available within approximately 90 days of the start of the trial. This is expected to be followed by the initiation of a Phase II trial in the second half of 2015. In addition, we have submitted an Orphan Drug designation request for SYN-005 for the treatment of Pertussis.

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

We intend to utilize intellectual property optioned from CSMC. According to an increasing body of recent work conducted by CSMC, a subset of IBS cases appear to be causally initiated by one or more encounters with acute infectious gastroenteritis, such as the foodborne illness, Campylobacter jejuni. CSMC has identified a novel autoimmune target for this subset of IBS cases because of the development of cross-reacting antibodies between a bacterial toxin and a protein important for controlling GI motility. This program is in the discovery stage, and we are still evaluating the option.

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

There are nine FDA-approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Copaxone®, Tysabri®, Gilenya®, Extavia®, Aubagio® and Tecfidera®. Many of these therapies provide only a modest benefit for patients with relapsing-remitting MS. All of these drugs except Gilenya®, Aubagio® and Tecfidera® require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms) and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of MS therapies were estimated at $14.1 billion in 2012.

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

Rhonda Voskuhl, M.D., Director, UCLA MS program, UCLA Department of Neurology, has found that plasma levels of estriol achieved during pregnancy have potent immunomodulatory effects. Dr. Voskuhl further postulated and tested in a pilot clinical study that oral doses of estriol may have a therapeutic benefit when administered to non-pregnant female MS patients by, in essence, mimicking the spontaneous reduction in relapse rates seen in MS patients during pregnancy.

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

Patient follow-up is complete in the Phase II, double-blinded, placebo-controlled trial randomized 158 women with relapsing-remitting MS at 16 sites across the U.S. The study evaluated Trimesta as an oral, once-daily dose of 8 mg per day plus Copaxone ® in women with relapsing-remitting MS, aged 18-50 years. Positive topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of UCLA David Geffen School of Medicine at the 66th American Academy of Neurology Annual Meeting. The UCLA-led Phase II study was designed to show statistical significance at 12 months for the MS relapse rate reduction in patients treated with Trimesta plus Copaxone ® compared to patients given placebo plus Copaxone ®. The trial was only powered to trend toward statistical significance at the 24-month time point. According to the protocol, the results of topline data demonstrate that Trimesta met the pre-specified goal of the study with rapid onset of activity observed for Trimesta plus Copaxone ® compared to placebo plus Copaxone ®. Dr. Voskuhl and her team anticipated an approximately 29% reduction in MS relapse rate, per the study protocol. A statistically significant 47% decrease in relapse rate was observed at 12 months of therapy (p-value = 0.03 / powered for significance level of 0.05), as well as a clear trend toward a 32% reduction at 24 months (p-value = 0.15 / powered for significance level of 0.10), which far surpassed the investigator’s expectations. The Trimesta study also demonstrated a clinically significant near-normalization of cognitive scores at 12 months of therapy in women taking Trimesta plus Copaxone ®. This outcome is of high importance for MS specialists and patients and we believe it is the result of oral estriol’s unique neuroprotective effect. In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® was generally safe and well tolerated by women in the study.

By demonstrating the therapeutic potential and safety of Trimesta in the Phase II exploratory trial, we achieved a key goal of the Trimesta program, which is providing further support to enable us to attract a strategic partner to accelerate development of this innovative therapy for MS. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.

In addition, Dr. Voskuhl is scheduled to present additional Phase II clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston in September 2014.

This investigator-initiated clinical trial is supported by grants exceeding $8 million, awarded primarily by the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health.

Relapsing-Remitting MS: Patents

In March 2014, we announced that the U.S. Patent & Trademark Office issued U.S. Patent No. 8,658,627 entitled, Pregnancy Hormone Combination for Treatment of Autoimmune Diseases, to the Regents of the University of California. The patent includes claims to the use of our drug candidate, Trimesta (oral estriol), in conjunction with a gestagen for the treatment of multiple sclerosis (MS) and other autoimmune diseases. The patent also includes a claim for the administration of Trimesta, a gestagen and a third standard of care MS agent, such as glatiramer acetate injection (Copaxone ®), interferon beta-1a (Avonex®, Rebif ®), interferon beta-1b (Betaseron®, Extavia®) or sphingosine-1-phosphate receptor modulator (Gilenya®).

In April 2013, we announced that the U.S. Patent & Trademark Office issued U.S. Patent No. 8,372,826 entitled, Estriol Therapy for Multiple Sclerosis and Other Autoimmune Diseases, to the Regents of the University of California which includes claims to the use of our drug candidate, Trimesta (oral estriol), in combination with glatiramer acetate injection (Copaxone®). According to Teva Pharmaceutical Industries Ltd.’s Form 20-F for the year ended December 31, 2013, filed with the SEC on February 10, 2014. Copaxone® is the number one selling drug for multiple sclerosis with approximately $4.3 billion in global annual sales. Currently marketed exclusively by Teva Pharmaceutical Industries Ltd., Copaxone ® is expected to face generic competition in the U.S., as certain patent terms began to expire in May 2014.

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

Cognitive Dysfunction in MS: Clinical Development

Our Trimesta (oral estriol) drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This randomized, double-blind, placebo-controlled Phase II clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at four clinical sites in the United States, including UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Dr. Voskuhl will administer either oral Trimesta or a matching placebo, in addition to an FDA-approved MS treatment, including Copaxone®, Avonex®, Betaseron®, Extavia®, Rebif ®, Gilenya®, Aubagio® and Tecfidera®. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation have pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. Patient recruitment and enrollment into this trial is ongoing.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

Results of Operations

Three Months Ended June 30, 2014 and 2013

General and Administrative Expenses

General and administrative expenses increased by 44% to $1.8 million for the three months ended June 30, 2014, from $1.3 million for the three months ended June 30, 2013.  This increase is primarily the result of supplemental compensation granted by our Board of Directors to our executive officers and increased stock-based compensation expense. The charge relating to stock-based compensation expense was $645,000 for the three months ended June 30, 2014, compared to $298,000 for the three months ended June 30, 2013.

Research and Development Expenses

Research and development expenses increased by 136% to $2.8 million for the three months ended June 30, 2014, from $1.2 million for the three months ended June 30, 2013. This increase is primarily the result of increased program costs associated with expanded research, development and manufacturing activities in our anti-infective pipeline, including our C. diff, C-IBS and Pertussis programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $210,000 for the three months ended June, 2014, compared to $109,000 for the three months ended June 30, 2013.

Other Income (Expense)

Other income was $95,000 for the three months ended June 30, 2014, compared to other expense of $36,000 for the three months ended June 30, 2013.

Net Loss

Our net loss was $4.6 million, or $0.08 per common share for the three months ended June 30, 2014, compared to a net loss of $2.5 million, or $0.06 per common share for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

General and Administrative Expenses

General and administrative expenses increased to $2.9 million for the six months ended June 30, 2014, from $2.4 million for the six months ended June 30, 2013.  This increase of 23% is primarily the result of supplemental compensation granted by our Board of Directors to our executive officers and increased stock-based compensation expense. The charge relating to stock-based compensation expense was $899,000 for the six months ended June 30, 2014, compared to $652,000 for the six months ended June 30, 2013.

Research and Development Expenses

Research and development expenses increased to $5.6 million for the six months ended June 30, 2014, from $2.3 million for the six months ended June 30, 2013. This increase of 139% is primarily the result of increased program costs associated with expanded research, development and manufacturing activities in our anti-infective pipeline, including our C. diff, C-IBS and Pertussis programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $318,000 for the six months ended June, 2014, compared to $212,000 for the six months ended June 30, 2013.

Other Income (Expense)

Other income was $96,000 for the six months ended June 30, 2014, compared to other expense of $24,000 for the six months ended June 30, 2013.

Net Loss

Our net loss was $8.4 million, or $0.14 per common share for the six months ended June 30, 2014, compared to a net loss of $4.7 million, or $0.11 per common share for the six months ended June 30, 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $7.8 million as of June 30, 2014, a decrease of $6.8 million from December 31, 2013. During the six months ended June 30, 2014, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $8.4 million for the six months ended June 30, 2014.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $89.7 million through June 30, 2014. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. As of June 30, 2014, our accumulated deficit totaled approximately $89.7 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of financing and such additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We cannot determine if or when we may generate any additional revenue from our sublicense with Meda AB due to recent developments in Europe.

On May 6, 2010, we entered into a sublicense agreement with Meda AB whereby we were given the right to receive certain milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that was received in 2010), plus certain royalties on our flupirtine program. The successful achievement of the various milestones set forth in the sublicense agreement is not within our control and we are dependent upon Meda AB for achievement of such milestones. Meda AB has recently informed us that due to the decision of the European Medicines Agency (EMA) to limit the use of flupirtine for long-term pill and systemic use, it has postponed its planned fibromyalgia clinical trials in the U.S. Therefore, there can be no assurance given that the various milestones set forth in the sublicense agreement will be achieved by Meda AB, or that Meda AB will develop flupirtine for fibromyalgia in the U.S., Canada or Japan so that we could receive any additional milestone payments or royalties on sales in connection with the sublicense agreement. If the clinical trials do not recommence, we will not receive any additional milestone or royalty payments from the sublicense agreement with Meda AB.

RISKS RELATING TO OUR STOCK

We are substantially controlled by our current officers, directors and principal stockholder.

Currently, our directors, executive officers, and principal stockholder beneficially own a substantial number of shares of our common stock. As a result, they will be able to exert substantial influence over the election of our Board of Directors and the vote on issues submitted to our stockholders. Our executive officers and directors beneficially owned approximately 2.0 million shares of our common stock, including stock options exercisable within 60 days of August 1, 2014. Through Intrexon Corporation and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 12.3 million shares of our common stock. Because our common stock has from time to time been “thinly traded”, the sale of a substantial number of shares by our executive officers, directors and principal stockholder would have an adverse effect on the market for our stock and our share price.

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
Date: August 14, 2014

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: August 14, 2014

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

