Form 10-K
period 2014-12-31
Synthetic Biologics, Inc.
filed 2015-03-16
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from             to

Commission File Number: 1-12584

SYNTHETIC BIOLOGICS, INC.

(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

155 Gibbs Street, Suite 412 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

617 Detroit Street, Suite 100 Ann Arbor, MI	48104
(Mailing address)	(Zip Code)

Registrant’s telephone number, including area code:
(734) 332-7800

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $79.4 million based on $1.72, the price at which the registrant’s common stock was last sold on that date.

As of March 10, 2015, the issuer had 72,725,987 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

SYNTHETIC BIOLOGICS, INC.

FORM 10-K

i

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

We are a clinical-stage biotechnology company developing pathogen-specific therapies for serious infections and diseases, with a focus on protecting the microbiome. We are developing an oral biologic to protect the gut microbiome (gastrointestinal (GI) microflora) from intravenous (IV) antibiotics for the prevention of C. difficile infection, an oral statin treatment to reduce the impact of methane producing organisms on irritable bowel syndrome with constipation (IBS-C) and a monoclonal antibody combination for the treatment of Pertussis. In addition, we are developing a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Product Pipeline:

Summary of Pathogen-Specific Therapy Programs:

•	C. difficile infections (CDI): We are in clinical development of a novel second-generation oral enzyme candidate, SYN-004, for co-administration with commonly used IV beta-lactam antibiotics, intended to protect the microbiome and prevent the development of and severe effects from CDI. CDIs are a leading type of hospital acquired infection (HAI) and are frequently associated with IV antibiotic treatment. Designed to be given orally and co-administered with certain IV beta-lactam antibiotics (e.g., penicillins and cephalosporins), SYN-004 is intended to protect the gut while the IV antibiotics fight the primary infection. SYN-004 is believed to not only have a similar profile to its first-generation predecessor, which demonstrated protection of the microbiome (gut flora) during treatment with certain penicillins, but also has the potential to act against a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. This worldwide market could represent a multi-billion dollar opportunity for us. In December 2014, the U.S. Patent and Trademark Office (USPTO) issued Patent No. 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. We also have an extensive patent estate on other aspects of this program which includes patent applications that could carry a term to at least 2035. In the fourth quarter of 2014, we initiated our randomized, double-blind placebo-controlled Phase 1a clinical trial, reported positive topline safety and tolerability results from the Phase 1a clinical trial, and initiated the Phase 1b clinical trial evaluating multiple ascending doses of SYN-004. In February 2015, we reported positive topline results from the Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. It is anticipated that the initiation of a Phase 2a clinical trial of SYN-004 and topline pharmacokinetics data from both of the SYN-004 Phase 1 clinical trials will be reported during the first quarter of 2015. The initiation of a Phase 2b proof-of-concept clinical trial is expected in the second half of 2015, with Phase 2b topline data anticipated during the second half of 2015.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.
•	IBS-C: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. An investigational team led by Mark Pimentel, M.D., at CSMC discovered that SYN-010 may reduce the production of methane gas by certain gastrointestinal (GI) microorganisms. Methane produced by these organisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. SYN-010 is a modified release formulation of a statin being designed to reduce the impact of methane producing organisms on IBS-C. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010. We licensed an extensive intellectual property portfolio from CSMS including granted use patents and pending patent applications for SYN-010. Additional worldwide patent filings having composition of matter claims, which were recently filed by CSMC and licensed to us, could extend patent protection of SYN-010 to 2035. Based on guidance from the members on our IBS clinical advisory board, we plan to file an Investigational New Drug (IND) application with the U.S. FDA to support the initiation of Phase 2 clinical trials in the second quarter of 2015, with Phase 2 topline data anticipated during the second half of 2015.
•	Pertussis: In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (Intrexon), we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. Combining two mAbs, SYN-005 is designed to target and neutralize pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin (UT) to license the rights to certain research and pending patents related to pertussis antibodies. We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent on other pertussis mAbs from UT. According to the World Health Organization, each year, B. pertussis infection is estimated to cause up to 300,000 deaths worldwide, primarily among unvaccinated infants. Positive preclinical research findings for SYN-005 were reported in April 2014, and again in September 2014, for our proprietary mAb combination therapy for treating Pertussis, in non-human primate studies. In September 2014 we received a U.S. Orphan Drug designation for SYN-005 for the treatment of Pertussis. We intend to seek non-dilutive funding to support the clinical development of SYN-005 for prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application in 2015 and the anticipated initiation of a Phase 1 clinical trial during the second half of 2015, with topline Phase 1 data expected during 2015.
•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. This program is in the discovery stage and the generation of a panel of antibodies to treat this infection is ongoing.

Summary of Multiple Sclerosis Program:

•	Relapsing-Remitting MS: Patient follow-up is complete in the UCLA-led Phase 2, investigator-initiated, randomized (n = 158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. In April 2014, the principal investigator presented positive Phase 2 topline efficacy and safety results. In September 2014, the lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston. The data as reported by the lead principal investigator for the UCLA-led Phase 2 study provided supportive data for the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that improve relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition. Further analyses of the magnetic resonance imaging (MRI) data are ongoing, with topline data expected from the principal investigator during the first half of 2015. This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health. Annual worldwide sales of MS therapies are forecasted to be approximately $17.8 billion in 2019. We have licensed issued method of treatment patents in the U.S. for MS therapy with estriol and estriol combination therapies (including estriol with Copaxone®) from UCLA, and numerous new provisional patent applications have been filed based on the Phase 2 clinical results. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.
•	Cognitive Dysfunction in MS: Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month, UCLA-led, randomized, double-blind, placebo-controlled investigator-initiated Phase 2 clinical trial is being conducted at four sites in the United States. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations through direct funding to the principal investigator and we have pledged approximately $500,000 to UCLA to partially fund this trial, payable over three years. An estimated 50 – 65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment for this indication.

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $101.0 million through September 30, 2014. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Recent Developments

On October 10, 2014, we sold a total of 14,059,616 units at a purchase price of $1.47 per unit, with each unit consisting of one share of our common stock, and one warrant to purchase 0.5 shares of common stock in a registered direct offering for gross proceeds of $20.7 million and net proceeds of $19.1 million.

Pipeline Programs and Therapeutic Areas

Pathogen-Specific Therapy Programs

We are developing pathogen-specific therapies for serious infections and diseases, with a focus on protecting the microbiome. Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients), and the isolation of new pathogens. We are developing an oral biologic to protect the GI microflora from the effects of certain IV beta-lactam antibiotics for the prevention of CDI, an oral treatment to reduce the impact of methane producing organisms on IBS-C and a monoclonal antibody combination for the treatment of Pertussis.

Microbiome-Focused Therapies:

Our C. difficile and IBS-C programs are focused on protecting the microbiome, or our gut flora, which is home to millions of bacteria and composed of a natural balance of both “good” beneficial bacteria and “bad” pathogenic bacteria. When that natural balance of all of these bacteria is disrupted, a person’s health is compromised.

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

CDI is a widespread and often drug resistant infectious disease, it is estimated that 1.1 million patients are infected with C. diff annually in the U.S.*, and it has been reported that 30,000 patients die with a C. diff infection each year. CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequently acquired hospital infection. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of C. diff infection.

*	This information is an estimated derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading HAI that generally occurs secondary to treatment with IV antibiotics. The acquired assets include a pre-IND package for P3A (now referred to as SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, secondary generation oral beta-lactamase enzyme product candidate, SYN-004.

When co-administered with certain IV beta-lactam antibiotics, it is expected that SYN-004 can degrade the antibiotic that is excreted in the GI tract, thus preserving the natural balance of the patient’s microflora, and preventing opportunistic infections including CDI. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. The worldwide market for SYN-004 could represent a multi-billion dollar opportunity for us.

*	This information is an estimated derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

C. difficile: Oral Enzyme Background

Beta-lactamase enzymes have the ability to degrade beta-lactam antibiotics that may be excreted into the GI tract. P1A (the first generation candidate) showed acceptable safety and tolerability in a Phase 1 study. In addition, two Phase 2 clinical studies demonstrated that P1A had the ability to preserve GI microflora in hospitalized patients treated with IV ampicillin or the combination of piperacillin and tazobactam.

C. difficile: Preclinical and Clinical Development

Compared to the first generation oral enzyme candidate, P1A, we believe that the second generation candidate, SYN-004, will have activity against a broader spectrum of beta-lactam antibiotics, including both penicillins and certain cephalosporins. Due to the structural similarities between P1A and SYN-004, and based on previous discussions with the FDA, certain preclinical data collected on P1A was used in support of an IND for our new product candidate, SYN-004.

In June 2014, we formed a Clinical Advisory Board (CAB) to support development of SYN-004. The CAB is comprised of industry leaders Mark Wilcox, M.D., (Chairman), Curtis Donskey, M.D., Ciarán Kelly, M.D. and Tom Louie, M.D., all of whom are providing expertise and guidance on each aspect of the C. diff clinical program.

In August 2014, we announced an agreement with Evonik Corporation for GMP manufacturing of our proprietary oral beta-lactamase enzyme, SYN-004. Evonik formulated and encapsulated enterically coated SYN-004 for oral delivery for use in our Phase 1a, 1b and planned Phase 2a clinical trials, using material generated by our API manufacturer FUJIFILM Diosynth Biotechnologies UK Limited. In January 2015, we entered into an agreement with Halo Pharmaceutical (Whippany, NJ) to formulate and encapsulate enterically coated SYN-004 for oral delivery for use in our planned Phase 2b and other future clinical trials, using material generated by our API manufacturer FUJIFILM Diosynth Biotechnologies UK Limited.

In December 2014, we initiated Phase 1a and 1b clinical trials of SYN-004, and also reported positive topline safety and tolerability results from the Phase 1a study. In February 2015, we reported positive topline results from the Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. It is anticipated that the initiation of a Phase 2a study of SYN-004 and topline pharmacokinetics data from both of the SYN-004 Phase 1 clinical trials will be reported during the first quarter of 2015. The initiation of a Phase 2b proof-of-concept clinical trial is expected in the second half of 2015, with Phase 2b topline data anticipated during the second half of 2015.

In March 2015, we announced that late-breaking preclinical results supporting the development of SYN-004, our candidate therapy designed to degrade IV antibiotics within the GI tract and maintain the natural balance of the gut microbiome for the prevention of CDI, were accepted for poster presentation at Digestive Disease Week® (DDW) 2015 in Washington DC in May 2015. The late-breaking abstract title is “SYN-004, a Clinical Stage Oral Beta-Lactamase Therapy, Protects the Intestinal Microflora from Antibiotic-Mediated Damage in Humanized Pigs.”

C. difficile: Intellectual Property

In October 2014, the USPTO issued a Notice of Allowance for a composition of matter patent application that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. This patent has since issued as U.S. Patent 8,894,994. In addition to this newly granted patent, we have numerous related granted and pending U.S. and international patent applications that are central to our intellectual property estate. Further, we continue to grow our intellectual property estate with new filings, many of which would expire in at least 2035, if granted.

IBS-C:

Irritable Bowel Syndrome (IBS) is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. According to reports published by The International Foundation for Functional Gastrointestinal Disorders (IFFGD), IBS affects an estimated 10 to 15 percent of the population, or as many as 40 million Americans. The illness affects both men and women; two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS, including: IBS-C (constipation predominant), D-IBS (diarrhea predominant), M-IBS (mixed diarrhea and constipation) and A-IBS (alternating diarrhea and constipation). The development of SYN-010 is an oral treatment intended to reduce the impact of methane producing organisms on IBS-C.

It has been reported that up to one-third of all IBS patients have IBS-C. Current FDA-approved therapies for the treatment of IBS-C include AMITIZA® (lubiprostone) and LINZESS® (linaclotide). Prescription and over-the-counter laxatives are also used by IBS-C patients for symptomatic relief. According to GlobalData, sales of approved drugs to treat IBS-C in seven major markets are projected to reach $1.3 billion by 2018.

IBS-C: Acquisition of Clinical-Stage Program

In December 2013, we entered into a worldwide exclusive license agreement with CSMC for the right to develop products for therapeutic and prophylactic treatments for acute and chronic diseases. We licensed from CSMC a portfolio of intellectual property comprised of several U.S. and international patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC has discovered that these products may reduce the production of methane gas by certain GI microorganisms. Methane produced by these microorganisms is perceived as the underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. Initially we will focus on the development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on IBS-C.

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

IBS-C: Methane Producing Organisms Background

Further research by the CSMC investigational team led by Dr. Pimentel is focused on the IBS-C patient population. Extensive studies conducted by Dr. Pimentel and collaborators have shown that overproduction of methane gas is directly associated with bloating, pain and constipation in IBS-C patients. CSMC investigators have discovered that inhibiting intestinal methane production may reverse constipation associated with IBS-C, and can be beneficial in other major diseases such as obesity and type 2 diabetes.

IBS-C: Preclinical and Clinical Development

Efforts led by Dr. Pimentel included formulating and testing non-antibiotic FDA-approved oral drug candidates for ultimate product registration via potential expedited pathways. Such candidates are intended for the reduction or elimination of methane gas production within the intestines, with the goal of having little or no unintended impact on a patient’s normal GI microflora.

In April 2014, we formed a CAB to support development of SYN-010, and also announced that gastroenterologist and lead investigator for the IBS-C program, Dr. Mark Pimentel, is the Chair of the CAB. In October 2014, we announced the expansion of the IBS-C CAB to include William Chey, M.D., Gail M. Comer, M.D., Anthony J. Lembo, M.D., and, Philip Schoenfeld, M.D., MSEd, MSc.

In September 2014, we announced that our candidate, SYN-010, is a modified release formulation of a statin being designed to reduce the impact of methane producing organisms on IBS-C. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010.

Based on guidance from the members on our IBS CAB, we plan to file an IND application with the U.S. FDA to support the initiation of Phase 2 clinical trials in the second quarter of 2015, with Phase 2 topline data anticipated during the second half of 2015.

In February 2015, we announced that preclinical results supporting the development of SYN-010 (based on research performed at Cedars-Sinai Medical Center under the direction of Dr. Mark Pimentel), our candidate therapy to reduce the impact of methane producing organisms on IBS-C, were accepted for poster presentation at DDW 2015 in Washington DC in May 2015. The abstract title is “Lovastatin improves stool form in Methanobrevibacter smithii colonized rats with constipation.”

IBS-C: Intellectual Property

An extensive intellectual property portfolio including granted use patents and pending patent applications for SYN-010 has been licensed to us by CSMC. Additional worldwide patent filings, including composition of matter claims, among other claims, recently filed by CSMC and licensed to us could extend patent protection of SYN-010 to 2035.

Monoclonal Antibodies:

Monoclonal Antibodies for Infectious Diseases

Acting as the body’s army, antibodies are proteins, generally found in the bloodstream, that provide immunity in detecting and destroying pathogens, such as viruses and bacteria and their associated toxins. MAbs can also be designed and produced as therapeutic agents, utilizing protein engineering and recombinant production technologies. The mAbs being developed under our collaboration with Intrexon are intended to supplement a patient’s own immune system by providing the means to specifically and rapidly neutralize and/or clear specific pathogens and toxins of interest in a process known as “passive immunity”. Many pathogens that cause infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs.

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration (“Second ECC”) with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogixTM platform for rapid discovery of fully human mAbs and the LEAP® cell processing station, our initial efforts will target three infectious disease indications.** We also have the option to target an additional five infectious disease indications under this collaboration. To date, we have initiated development of mAb therapies for the treatment of Pertussis and Acinetobacter infections.

**	mAbLogixTM and LEAP® are trademarks of Intrexon Corporation.

Pertussis:

Bordetella pertussis (B. pertussis) is a gram-negative bacterium that infects the upper respiratory tract, causing uncontrollable and violent coughing. Antibiotic treatment does not have a major effect on the course of Pertussis, because while it can eliminate the B. pertussis bacteria from the respiratory tract, it does not neutralize the pertussis toxin. Infants with Pertussis often require hospitalization in pediatric intensive care units, frequently requiring mechanical ventilation. Pertussis in adults generally leads to a chronic cough referred to as the “cough of 100 days.” The incidence of Pertussis is increasing due to the declining effectiveness of the acellular vaccine introduced in the 1990s, exposure of unvaccinated and under-vaccinated individuals including infants who are not yet fully vaccinated, exposure of individuals whose immunity has diminished over time, as well as asymptomatic carriers.

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

To further the development of this potential therapy for pertussis, we have entered into an agreement with The University of Texas at Austin to license the rights to certain research and pending patents related to pertussis antibodies. These research efforts are being conducted at the Cockrell School of Engineering in the laboratory of Associate Professor, Jennifer A. Maynard, Ph.D., the Laurence E. McMakin, Jr. Centennial Faculty Fellow in the McKetta Department of Chemical Engineering. Dr. Maynard brings to the project her expertise in defining the key neutralizing epitopes of pertussis toxin to optimize the potential efficacy of antibody therapeutics.

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

In April 2014, and again in September 2014, we received positive preclinical research findings for SYN-005, our proprietary mAb combination therapy for treating Pertussis (whooping cough), in three non-human primate studies (n = 19). In the latter two Pertussis studies in particular, SYN-005 rapidly blunted the rise in white blood cell count that is characteristic of the disease and accelerated its return to baseline.

In addition, during September 2014 we received U.S. Orphan Drug designation from the FDA for SYN-005 for the treatment of Pertussis.

We intend to seek non-dilutive funding to support the clinical development of SYN-005 for the prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application in 2015, and the anticipated initiation of a Phase 1 clinical trial during the second half of 2015, with topline Phase 1 data expected during 2015.

In March 2015, we announced that preclinical results supporting the development of SYN-005, our mAb therapy candidate for the treatment of Pertussis, were accepted for two poster presentations at the European Congress of Clinical Microbiology and Infectious Diseases meeting (ECCMID) 2015 in Copenhagen, Denmark, in April 2015. The abstract titles are “Antibody Cocktail Effectively Treats Pertussis in a Baboon Disease Model” and “Spontaneous Identification of Bordetella bronchiseptica in a Baboon Colony: Potential Ramifications for Bordetella pertussis Modeling.”

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

Multiple Sclerosis Program

Relapsing-Remitting MS:

MS is a progressive neurological disease in which the body loses the ability to transmit messages along the central nervous system, leading to pain, loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the NMSS, more than 2.3 million people worldwide (approximately 400,000 patients in the U.S. of which approximately 65% are women) have been diagnosed with MS. The diagnosis is typically made in young adults, ages 20 to 50. According to the NMSS, approximately 85% of MS patients are initially diagnosed with the relapsing-remitting form, and 10 – 15% with other progressive forms.

There are nine FDA-approved therapies for the treatment of relapsing-remitting MS: Betaseron®, Rebif®, Avonex®, Copaxone®, Tysabri®, Gilenya®, Extavia®, Aubagio® and Tecfidera®. Many of these therapies provide only a modest benefit for patients with relapsing-remitting MS. All of these drugs except Gilenya®, Aubagio® and Tecfidera® require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant side effects (such as flu-like symptoms) and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of MS therapies have been forecasted to reach approximately $17.8 billion in 2019.

Relapsing-Remitting MS: Background

Research has shown that pregnant women with MS tend to experience a spontaneous reduction of disease symptoms during pregnancy, particularly in the third trimester. The PRIMS (Pregnancy In MS) study published in 1998, a landmark observational clinical study published in the New England Journal of Medicine followed 254 women with MS during 269 pregnancies and for up to one year after delivery. The PRIMS study demonstrated that relapse rates were significantly reduced by 71% (p < 0.001) through the third trimester of pregnancy compared to pre-pregnancy-rates, and that relapse rates increased by 120% (p < 0.001) during the first three months after birth (post-partum) and then return to pre-pregnancy rates. It has been hypothesized that the female hormone, estriol, produced by the placenta during pregnancy, plays a role in “fetal immune privilege”, a process that prevents a mother’s immune system from attacking and rejecting the fetus. The maternal levels of estriol increase linearly through the third trimester of pregnancy until birth, whereupon it abruptly returns to low circulating levels. The anti-autoimmune effects of estriol are thought to be responsible for the therapeutic effects experienced by MS patients during pregnancy.

Rhonda Voskuhl, M.D., Director, UCLA MS program, UCLA Department of Neurology, has published that plasma levels of estriol achieved during pregnancy have immunomodulatory effects. Dr. Voskuhl further postulated and tested in a pilot clinical study that oral doses of estriol may have a therapeutic benefit when administered to non-pregnant female MS patients.

Estriol has been approved and marketed for over 40 years throughout Europe and Asia for the oral treatment of post-menopausal symptoms. It has never been approved by the U.S. FDA for any indication.

Relapsing-Remitting MS: Clinical Development

Trimesta (oral estriol) is being developed as an adjunctive once-daily treatment for relapsing-remitting MS in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial to study the therapeutic effects of 8 mg. of oral Trimesta taken daily in non-pregnant female relapsing-remitting MS patients was completed in the U.S. The total volume and number of gadolinium-enhancing lesions were measured by brain MRI (an established neuroimaging measure of disease activity in MS). Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p = 0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels. Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsing-remitting MS patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores. The study was published by the principal investigator in Ann Neurol. 2002 Oct;52(4):421-8.

Patient follow-up is complete in the UCLA-led Phase 2, investigator-initiated, randomized (n = 158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. Positive Phase 2 topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of UCLA at the 66th American Academy of Neurology Annual Meeting. Dr. Voskuhl presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint ACTRIMS-ECTRIMS in Boston in September 2014. The data as reported by Dr. Voskuhl for the UCLA-led Phase 2 study demonstrated the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that improve relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition.

Specifically, Dr. Voskuhl reported the following results:

(i)	Annualized relapse rate: A 47% reduction in annualized relapse rate in the Trimesta+Copaxone® arm as compared to the placebo+Copaxone® arm (active control arm) at 12 months of therapy (p = 0.02), meeting the primary outcome of the trial. These improvements in annualized relapse rate were sustained during the 24 months of therapy. When compared to the placebo+Copaxone® arm at 24 months, the Trimesta+Copaxone® arm demonstrated a 32% lower relapse rate (p = 0.11).
(ii)	Cognitive disability: Patients in the Trimesta+Copaxone® arm who had Paced Auditory Serial Addition Test (PASAT) scores lower than 55 before treatment (PASAT scale maximum of 60) experienced an approximately 12%, or 6 point, improvement in cognitive scores within 12 months of treatment (p < 0.05). This improvement from baseline was sustained throughout the 24 month study. In addition, a significantly larger proportion of patients in the Trimesta+Copaxone® arm demonstrated sustained improvement in cognition during the entire 24 month period, as approximately 33% of the patients showed sustained improvement of at least 3 points during this time period, compared to only about 21% in the placebo+ Copaxone® arm (p < 0.05).
(iii)	Physical disability: Expanded Disability Status Scale (EDSS) scores in the Trimesta+Copaxone® arm significantly improved during 24 month follow-up by at least 0.5 point (p = 0.03) compared to the placebo+Copaxone® arm which experienced no change in EDSS scores. The between group difference showed a positive trend (p = 0.25). The 25 foot walk test showed a significant difference, while the patients in the Trimesta+Copaxone® arm were stable during the study, those in the active control arm did worse. The between group difference (p = 0.02).

In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® demonstrated a strong safety profile and was well tolerated by women in the study. Further analyses of the MRI data are ongoing, with topline data expected from the principal investigator during the first half of 2015. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.

This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the NMSS in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health.

Relapsing-Remitting MS: Intellectual Property

In March 2014, we announced that the USPTO issued U.S. Patent No. 8,658,627 entitled, Pregnancy Hormone Combination for Treatment of Autoimmune Diseases, to the Regents of the University of California. The patent includes claims to the use of our drug candidate, Trimesta, in conjunction with a gestagen for the treatment of MS and other autoimmune diseases. The patent also includes a claim for the administration of Trimesta, a gestagen and a third standard of care MS agent, such as glatiramer acetate injection (Copaxone®), interferon beta-1a (Avonex®, Rebif®), interferon beta-1b (Betaseron®, Extavia®) or sphingosine-1-phosphate receptor modulator (Gilenya®).

In April 2013, we announced that the USPTO issued U.S. Patent No. 8,372,826 entitled, Estriol Therapy for Multiple Sclerosis and Other Autoimmune Diseases, to the Regents of the University of California which includes claims to the use of our drug candidate, Trimesta, in combination with glatiramer acetate injection (Copaxone®). According to Teva Pharmaceutical Industries Ltd.’s Form 20-F for the year ended December 31, 2014, filed with the SEC on February 9, 2015, Copaxone® continued to be the leading MS therapy in the U.S, and globally, with approximately $4.2 billion in global net revenues. Currently marketed exclusively by Teva Pharmaceutical Industries Ltd., U.S. Orange Book patents on Copaxone® expired in May 2014 and, subject to further judicial review, in September 2015.

Through our wholly owned subsidiary, we hold the exclusive worldwide license to issued U.S. Patents 8,895,539, 8,658,627, 8,372,826 and 6,936,599, as well as pending patents for MS and other autoimmune diseases covering the uses of our drug candidate, Trimesta. Numerous new provisional patent applications have been filed based on the Phase 2 clinical results.

Cognitive Dysfunction in MS:

According to the NMSS and the Multiple Sclerosis Society of Canada publication, Hold that Thought! Cognition and MS, it is fairly common for people with MS to complain of cognitive difficulties, such as remembering things, finding the right words and the ability to concentrate. Among MS patients, 50 – 65% have some degree of cognitive dysfunction.

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

Cognitive Dysfunction in MS: Clinical Development

Our Trimesta drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at four clinical sites in the United States, including UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Investigators will administer either oral Trimesta or a matching placebo, in addition to an FDA-approved MS treatment, including Copaxone®, Avonex®, Betaseron®, Extavia®, Rebif®, Gilenya®, Aubagio® and Tecfidera®. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. Patient recruitment and enrollment into this trial is ongoing.

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

Cedars-Sinai Medical Center License Agreement

On December 5, 2013, through our newly formed, majority owned subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”), we entered into a worldwide exclusive license agreement (the “CSMC License Agreement”) for the right to develop, manufacture, use, and sell products for the human and veterinary therapeutic and prophylactic treatments for acute and chronic diseases. An investigational team lead by Dr. Mark Pimentel at CSMC has discovered that these products are intended to target certain pathogenic GI microorganisms that are perceived as an underlying cause of diseases such as IBS-C, obesity and type 2 diabetes. The portfolio of intellectual property licensed to SYN Biomics under the CSMC License Agreement includes nine issued U.S. patents, 30 issued patents in various European countries, three issued Australian patents, one Canadian patent and one issued Japanese patent as well as several pending U.S. and international patent applications for most fields of use and modalities (subject to certain agreed-upon exceptions. On December 5, 2013, we also entered into an option agreement with CSMC, which expired unexercised on December 31, 2014.

Under the terms of the CSMC License Agreement we issued 291,569 unregistered shares of our common stock to CSMC, as payment of an initial license fee and patent reimbursement fees of $150,000 and $220,000, respectively. The parties also entered into a Stock Purchase Agreement with respect to such stock issuance and other issuances of unregistered shares of our common stock that may be issued to CSMC in lieu of cash, including license fees, milestone payments, expense reimbursements and option fees under the CSMC License Agreement. The CSMC License Agreement also provides that commencing on the second anniversary of the CSMC License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the CSMC License Agreement. In addition to royalty payments which are a percentage of Net Sales (as defined in the CSMC License Agreement) of Licensed Products (as defined in the CSMC License Agreement) and Licensed Technology products (as defined in the CSMC License Agreement), SYN Biomics is obligated to pay CMSC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of the following milestones (the first two of which are payable in cash or unregistered shares of our stock at our option): (i) successful Phase 1 trial completion of the first Licensed Product or first Licensed Technology Product; (ii) successful Phase 2 trial completion of the first Licensed Product or first Licensed Technology Product; (iii) initiation of Phase 3 dosing for each additional indication of a Licensed Product or Licensed Technology Product; (iv) successful Phase 3 trial completion for each Licensed Product and each Licensed Technology Product; (v) the FDA’s acceptance of a New Drug Application for each Licensed Product and each Licensed Technology Product; (vi) regulatory approval for each Licensed Product and each Licensed Technology Product; and (vii) the first commercial sale of each Licensed Product and each Licensed Technology Product. The stock issuances are subject to prior approval of the NYSE MKT, LLC.

Prior to the execution of the CSMC License Agreement, SYN Biomics issued shares of common stock of SYN Biomics to each of CSMC and Dr. Mark Pimentel (the primary inventor of the intellectual property), representing 11.5% and 8.5%, respectively, of the outstanding shares of SYN Biomics (the “SYN Biomics

Shares”). The Stock Purchase Agreements for the SYN Biomics Shares provide for certain anti-dilution protection until such time as an aggregate of $3.0 million in proceeds from equity financings are received by SYN Biomics as well as a right, under certain circumstances in the event that the SYN Biomics Shares are not then freely tradeable, and subject to NYSE MKT, LLC approval, as of the 18 and 36 month anniversary date of the effective date of the Stock Purchase Agreements, for each of CSMC and the Dr. Pimentel to exchange up to 50% of their SYN Biomics Shares for unregistered shares of our common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of us at the time of each exchange. The Stock Purchase Agreements also provide for tag-along rights in the event of the sale by us of our shares of SYN Biomics.

The CSMC License Agreement terminates: (i) automatically if SYN Biomics enters into a liquidating bankruptcy or other specified bankruptcy event or if the performance of any term, covenant, condition or provision of the CSMC License Agreement will jeopardize the licensure of CMSC, its participation in certain reimbursement programs, its full accreditation by the Joint Commission of Accreditation of Healthcare Organizations or any similar state organizations, its tax exempt status or is deemed illegal; (ii) upon 30 days notice from CMSC if SYN Biomics fails to make a payment or use commercially reasonable efforts to exploit the patent rights; (iii) upon 60 days notice from CMSC if SYN Biomics fails to cure any breach or default of any material obligations under the CSMC License Agreement; or (iv) upon 90 days notice from SYN Biomics if CMCS fails to cure any breach or default of any material obligations under the CSMC License Agreement. SYN Biomics also has the right to terminate the License Agreement without cause upon 6 months notice to CSMC; however, upon such termination, SYN Biomics is obligated to pay a termination fee with the amount of such fee reduced: (i) if such termination occurs after an IND submission to the FDA but prior to completion of a Phase 2 clinical trial, (ii) reduced further if such termination occurs after completion of Phase 2 clinical trial but prior to completion of a Phase 3 clinical trial; and (iii) reduced to zero if such termination occurs after completion of a Phase 3 clinical trial.

The University of Texas at Austin License Agreement and Sponsored Research Agreement

On December 19, 2012, we entered into a Patent License Agreement (the “Texas License Agreement”) with The University of Texas at Austin (the “University”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies developed in the lab of Dr. Jennifer A. Maynard, Associate Professor of Chemical Engineering. The Texas License Agreement provides that the University is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014 and a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 Clinical Trials, $100,000 upon commencement of Phase 3 Clinical Trials, $250,000 upon NDA submission in the United States, $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, the University is entitled to a running royalty upon Net Product Sales and Net Service Sales (as defined in the Texas License Agreement). The License Agreement terminates upon the expiration of the patent rights (as defined in the Texas License Agreement); provided, however that the Texas License Agreement is subject to early termination by us in our discretion and by the University for a breach of the Texas License Agreement by us.

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. The Sponsored Research Agreement may be renewed annually, in our sole discretion, after the first year for two additional one year terms with a fixed fee for the first year of $303,287. The Sponsored Research Agreement was renewed for the second and third years, at fixed fees of $316,438 and $328,758 respectively, all payable in quarterly installments. The Sponsored Research Agreement will expire on December 31, 2015; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Sponsored Research Agreement which remain uncured for sixty days after receipt of notice, automatically upon our bankruptcy or insolvency and by us in our sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days notice.

Upon a termination after December 31, 2014 or due to a breach by the University, we shall only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have patents pending on compositions and uses of SYN-005 that are co-owned by us and UT and licensed to us, and we have an issued U.S. patent and patent applications on other Pertussis mAbs licensed from UT.

Oral Enzyme for C. difficile Program Acquisition Agreement

On November 8, 2012, we entered into an Asset Purchase Agreement (the “Prev Agreement”) with Prev ABR LLC (“Prev”), and subsequently closed the transaction on November 28, 2012. Pursuant to the Prev Agreement we acquired the C. difficile program assets of Prev, including pre-IND package for P3A (SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Pursuant to the Prev Agreement, we paid Prev an initial cash payment of $100,000 upon execution of the Prev Agreement and at closing paid an additional cash payment of $135,000 and issued 625,000 unregistered shares of our common stock to Prev. In addition, upon the achievement of the milestones set forth below, Prev may be entitled to receive additional consideration payable 50% in cash and 50% in our stock, subject to Prev’s option to receive the entire payment in shares of our stock: (i) upon commencement of an IND; (ii) upon commencement of a Phase 1 clinical trial; (iii) upon commencement of a Phase 2 clinical trial; (iv) upon commencement of a Phase 3 clinical trial; (v) upon Biologic License Application (BLA) filing in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) upon BLA approval in the U.S. and upon approval in territories outside the U.S. As of December 31, 2014, the first two milestones have been met, and at Prev’s option, Prev elected to receive 212,843 shares of our common stock; such payments have been accrued. The future stock issuances are subject to prior approval of the NYSE MKT, LLC. No royalties are payable to Prev under the Prev Agreement.

The Prev Agreement also provides that Prev has a right to the return of all assets acquired by us under the Prev Agreement if on or prior to the date that is (i) 30 months after the execution of the Prev Agreement, we have not initiated toxicology studies in non-rodent models or (ii) 36 months have not filed an IND under the program related to the assets and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Prev Agreement and after such change of control the assets are not further developed; provided however that such 30 and 36 month periods can be extended by us for an additional 12 months upon payment of a cash milestone payment.

Infectious Disease Collaboration with Intrexon

On August 6, 2012, we expanded our relationship with Intrexon and entered into the Second ECC with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases the (“Program”) for the treatment of up to eight specific target infectious disease indications (the “Field”). Our development efforts are targeting Pertussis and Acinetobacter. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of our products within the Field (“Synthetic Products”), and otherwise is non-exclusive. We may not sublicense the rights described without Intrexon’s written consent. Under the Second ECC, and subject to certain exceptions, we are responsible for, among other things, the performance of the Program including the development, commercialization and manufacturing of products.

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

McLean Hospital Exclusive License Agreement and Meda AB Sublicense Agreement

In 2005, as amended in 2007 and 2010, we entered into an exclusive license agreement with the McLean Hospital, a Harvard University teaching hospital, relating to U.S. Patent No. 6,610,324 and its foreign equivalents, entitled “Flupirtine in the treatment of fibromyalgia and related conditions.” Effective May 6, 2010, we entered into a Sublicense Agreement with Meda AB of Sweden. Pursuant to this agreement, Meda has been granted an exclusive sublicense to all of our patents covering the use of oral flupirtine for fibromyalgia. These patents have been issued in the U.S. and are pending in Canada and Japan. Meda AB informed us that due to the decision of the European Medicines Agency (EMA) to limit the use of flupirtine for long-term pill and systemic use, it has postponed its planned fibromyalgia clinical trials in the U.S.

The Regents of University of California License Agreement

In July 2005, we were granted an exclusive worldwide license agreement with the Regents of the University of California (the “Regents”) relating to issued U.S. Patent Nos. 6,936,599, 8,372,826, 8,658,627 and 8,895,539 and pending patent applications covering the uses of the drug candidate Trimesta, which has been subsequently amended. Pursuant to this agreement, we paid an upfront license fee and reimbursed patent expenses totaling approximately $61,000 and agreed to pay a license fee of $25,000 during 2006. We also agreed to pay annual maintenance fees, milestone payments totaling $750,000 that are payable on filing an NDA, and on approval of an NDA with the FDA, an additional $750,000 payable upon the first achievement of $50.0 million in annual sales while covered by a validly issued U.S. patent as well as a 4% royalty on net sales of Trimesta covered by the licensed patents. We may be permitted to partially pay milestone payments in the form of equity. The duration of this agreement is from the effective date of July 11, 2005 until the last-to-expire patent in Regent’s Patent Rights, or until the last patent application licensed under this agreement is abandoned and no patent in Regent’s Patent Rights ever issues. We have the right to terminate this agreement at any time and termination will be effective 90 days after the effective date of the termination notice. The Regents may terminate the agreement with a written notice of default if we violate or fail to perform any material term or covenant of this agreement including failure within three years from the successful completion of the ongoing clinical trial of estriol for relapsing-remitting MS being conducted by Dr. Rhonda Voskuhl as principal investigator, to initiate a Phase 3 clinical trial, or within 17 years of the effective date of the agreement to complete the commercial sale of a product for human therapeutics for the treatment of autoimmune diseases, including MS. However, we have 60 days after the effective date of the notice of default to repair the default.

Numerous new provisional patent applications have been filed for Trimesta based on the Phase 2 clinical results.

Manufacturing

We utilize contract manufacturing firms to produce our investigational products Trimesta, SYN-004 and SYN-010 in accordance with “current good manufacturing practices” (cGMP) guidelines outlined by the FDA.

Research and Development

During the years ended December 31, 2014, 2013 and 2012, we incurred $14.5 million, $6.5 million and $12.3 million, respectively, in research and development expenses.

Government Regulation

In the U.S., the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including primarily the FDA. Our proposed activities may also be regulated by various agencies of the states, localities and foreign countries in which our proposed products may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of prescription drugs, such as those that we intend to distribute. FDA regulations require us and our suppliers to meet relevant cGMP regulations for the preparation, packing, labeling, and storage of all drugs.

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

Human clinical trials of drug candidates typically have three sequential phases that may overlap:

Phase 1:  The drug is initially tested in healthy human subjects or patients for safety, dosage tolerance, absorption, metabolism, distribution, and excretion.

Phase 2:  The drug is studied in a limited patient population to identify possible adverse effects and safety risks, determine efficacy for specific diseases and establish dosage tolerance and optimal dosage.

Phase 3:  When Phase 2 evaluations demonstrate that a dosage range is effective with an acceptable safety profile, Phase III trials to further evaluate dosage, clinical efficacy and safety, are undertaken in an expanded patient population, often at geographically dispersed sites.

We cannot be certain that we will successfully complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, an Institutional Review Board (IRB) or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Concurrent with these trials and studies, we also develop chemistry and physical characteristics data and finalize a manufacturing process in accordance with cGMP requirements. The manufacturing process must conform to consistency and quality standards, and we must develop methods for testing the quality, purity, and potency of the final products. Appropriate packaging is selected and tested, and chemistry stability studies are conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life. Results of the foregoing are submitted to the FDA as part of a NDA (or BLA in case of biologic products) for marketing and commercial shipment approval. The FDA reviews each NDA or BLA submitted and may request additional information.

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

Submission of an NDA or BLA with clinical data requires payment of a substantial fee. In return, the FDA assigns a goal for review and decision on the application, in which the FDA may approve or deny the NDA or BLA, or issue a complete response letter outlining information needed to support approval, including a potential need for additional clinical data. Even if these data are submitted, the FDA may ultimately decide the NDA or BLA does not satisfy approval criteria. If the FDA approves the NDA or BLA, the product becomes available for marketing. Product approval may be withdrawn if regulatory compliance is not maintained or safety problems occur. The FDA may require post-marketing studies, also known as Phase 4 studies, as a condition of approval, and requires surveillance programs to monitor approved products that have been commercialized. The agency has the power to require changes in labeling or prohibit further marketing based on the results of post-marketing surveillance.

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

Our History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. After reprioritizing our focus and entering into our first collaboration with Intrexon, we amended our Articles of Incorporation to change our name to Synthetic Biologics, Inc. on February 15, 2012.

Employees

As of March 10, 2015, we employed approximately 23 individuals, 17 of whom are full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

Name	Position	Age	Executive Officer Since
Jeffrey Riley	President and Chief Executive Officer	52	2012
C. Evan Ballantyne	Chief Financial Officer	55	2012

Jeffrey Riley.  Mr. Riley, a member of the Synthetic Biologics’ Board of Directors since March 2010 and Chairman of the Board from November 2011 to May 2012, was appointed as the Company’s President and Chief Executive Officer in February 2012. He has more than 20 years of experience in the biotechnology and pharmaceutical industries during which he negotiated numerous worldwide strategic corporate alliances, established joint ventures, and assisted in obtaining venture financings to support product development. Most recently, he served as Managing Director of 526 Ventures. Prior to this, he was a venture partner with QIC Bioventures Fund. Over his career, Mr. Riley held senior positions within the mergers & acquisitions and in country management groups at SmithKline Beecham and Pfizer, and he served as CFO and VP Corporate Development for Nichols Institute Diagnostics, later acquired by Corning and spun out to Quest Diagnostics, Inc. Mr. Riley’s education includes: a B.S. degree from Boise State University, coursework at UCSF/Berkeley in drug discovery/development and participation in a dual-degree graduate program, an M.B.A./M.I.M. sponsored by Arizona State University and the Thunderbird School of Global Management.

C. Evan Ballantyne.  Mr. Ballantyne joined Synthetic Biologics as its Chief Financial Officer in February 2012. He also serves as the Company’s Corporate Secretary and Treasurer. He brings more than 25 years of financial and operations experience to the Company. Most recently, Mr. Ballantyne served as Executive Vice President and Chief Financial Officer of Clinical Data, Inc., a publicly-traded biopharmaceutical company which was acquired by Forest Laboratories, Inc. for $1.3 billion. He has also served as Chief Financial Officer of a number of private medical technology companies, including Avedro and

ZymeQuest. Earlier in his career, he served as Vice President and Chief Operating Officer for ACNielsen Europe Middle East & Africa and held the Chief Financial Officer position as well for two years, and began his career at the Dun & Bradstreet Corporation where he held several senior financial positions. Mr. Ballantyne earned a B.A. from the University of Western Ontario, and took a post-graduate degree in Business Administration with Honors from the University of Windsor.

Properties

Our principal executive offices are located at 155 Gibbs Street, Suite 412, Rockville, Maryland 20850. We also maintain an administrative and finance office located at 617 Detroit Street, Suite 100, Ann Arbor, Michigan 48104.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. As of December 31, 2014, our accumulated deficit totaled approximately $101.0 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

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

We may experience negative cash flow for the foreseeable future as we fund our development and clinical programs with capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock and underlying securities.

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

Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

We do not expect to generate any additional revenue from our sublicense with Meda AB due to recent developments in Europe.

On May 6, 2010, we entered into a sublicense agreement with Meda AB whereby we were given the right to receive certain milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that was received in 2010), plus certain royalties on our flupirtine program. Meda AB informed us that due to the decision of the European Medicines Agency (EMA) to limit the use of flupirtine for long-term pill and systemic use, it has postponed its planned fibromyalgia clinical trials in the U.S. Therefore, we do not expect that the various milestones set forth in the sublicense agreement will be achieved by Meda AB, or that Meda AB will develop flupirtine for fibromyalgia in the U.S., Canada or Japan and accordingly we do not expect receive any additional milestone payments or royalties on sales in connection with the sublicense agreement.

We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology, and an exclusive license agreement with CSMC relating to our IBS-C program. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our Second ECC with Intrexon provides that Intrexon may terminate the agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with Prev provides Prev with the right to the return of the assets if we do not perform certain requirements. Our agreement with CSMC allows CSMC to terminate its agreement if we fail to comply with the terms of the agreement.

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

Because our biologic programs are relatively new, we have only recently assumed development responsibility and costs associated with such programs. In addition, because development activities in collaboration with Intrexon are determined pursuant to joint steering committees comprised of Intrexon and ourselves and we have limited experience, future development costs associated with this program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion, Merck & Co., Merus, Pfizer and Sanofi. Companies that currently sell or are developing proprietary products for IBS-C include: Ironwood Pharmaceuticals, Inc./Forest Laboratories, Synergy Pharmaceuticals, Takeda. Companies that currently sell or are developing proprietary products for Pertussis include: GlaxoSmithKline Pharmaceuticals, Mitsubishi and Sanofi. Companies that currently sell or are developing both generic and proprietary products to treat multiple sclerosis include: AB Science, AbbVie Inc., Acordia Therapeutics, Bayer Health Care, Biogen Idec, F. Hoffman-La Roche Ltd., Merck & Co., Neuron Biotech, Opexa Therapeutics, Inc., Pfizer Inc., Novartis AG, Receptos, Inc., Sanofi, and Teva Pharmaceuticals. Many of our competitors have significant financial and human resources. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our Trimesta, SYN-004, SYN-010 and SYN-005 technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

Since we do not have composition of matter patent claims for estriol, others may obtain approvals for other uses of these products that are not covered by our issued or pending patents. For example, the active ingredients in Trimesta (oral estriol) have been approved for marketing in overseas countries for different uses. Other companies, including the original developers or licensees or affiliates may seek to develop Trimesta or its active ingredient(s) for other uses in the U.S. or any country we are seeking approval for. We cannot provide any assurances that any other company may obtain FDA approval for products that contain estriol in various formulations or delivery systems that might adversely affect our ability to develop and market these products in the U.S. We are aware that other companies have intellectual property protection using the active ingredients and have conducted clinical trials of estriol for different applications than what we are developing. Many of these companies may have more resources than us. We cannot provide any assurances that our products will be FDA-approved prior to our competitors.

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

Our competitiveness may be adversely affected if we are unable to protect our proprietary technologies. We do not have composition of matter patents for Trimesta, or its active ingredients estriol. We rely on issued patent and pending patent applications for use of Trimesta to treat MS (issued U.S. Patent Nos. 6,936,599, 8,372,826 and 8,658,627) and various other therapeutic indications, which have been exclusively licensed to us.

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

As of March 10, 2015, we employed approximately 23 individuals, 17 of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under the Second ECC with Intrexon, our development obligations under our agreement with Prev and our agreement with CSMC. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We rely on suppliers for the substance raw materials of our product candidates and third parties for certain manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. With the exception of FUJIFILM Diosynth Biotechnologies UK Limited, our manufacturer of API for SYN-004, and Evonik Corporation and Halo Pharmaceuticals, our SYN-004 drug product manufacturers, we have not yet established cGMP manufacturers for our biologic and drug candidates. To succeed, clinical trials require adequate supplies of study material, which may be difficult or uneconomical to procure or manufacture and there can be no assurance that we will successfully procure such study material. We and our suppliers and vendors may not be able to (i) produce our study material to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or develop our own manufacturing capabilities which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and, there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

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

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates. For example, the lead principal investigator to Trimesta (oral estriol) received grants totaling over $8.0 million, predominantly from the Southern California Chapter of the NMSS and the National Institutes of Health which funded a majority of the Phase 2 clinical trial in relapsing-remitting MS for women. Although we believe that funding will be available to complete future trials, if sufficient funding is not available we may not be able to complete further clinical trials and commercialize estriol. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (oral estriol) program.

With respect to our product candidates in collaboration with Intrexon, we are dependent upon Intrexon’s synthetic biology facilities and capabilities as we have no such facilities and capabilities of our own. We are also reliant on their vectors, monoclonal antibody discovery, production cell line development and know-how.

With respect to our product candidate for Pertussis in collaboration with University of Texas at Austin, we are dependent on its research laboratories as we have no such facilities or capabilities of our own. If any of the foregoing were to become inaccessible or terminated, it would be difficult for us to develop and commercialize our synthetic biologic product candidates.

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

Through Intrexon Corporation and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 12.3 million shares of our common stock as of December 31, 2014. As a result, he will be able to exert influence over issues submitted to our stockholders, including the election of our Board of Directors and the vote on issues. The sale of a number of shares by our principal stockholder could have an adverse effect on the market for our stock and our share price.

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

Because there is no established public trading market for the warrants we issued, the liquidity of the warrants is limited. We do no expect a market to develop, nor do we intend to apply to list the warrants on any securities exchange. Upon exercise of the warrants, our stockholders will experience dilution.

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

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including certain minimum stockholders’ equity as outlined in the NYSE MKT Exchange Company Guide. We may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. In order to remain listed on NYSE MKT, we are required to maintain a minimum stockholders’ equity of $6.0 million.

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

Pursuant to the terms of the registration rights agreement that we entered into with Intrexon and an affiliated entity, we were required to file a registration statement with respect to securities issued and are required to maintain the effectiveness of such registration statement. The failure to do so could result in the payment of damages by us. There can be no assurance that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur damages with respect to such agreements.

Stockholders may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by existing stockholders, thereby subjecting such stockholders to dilution. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders.

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

Hatch-Waxman also provides for differing periods of statutory protection for new drugs approved under an NDA. Among the types of exclusivity are those for a “new chemical entity” and those for a new formulation or indication for a previously-approved drug. If granted, marketing exclusivity for the types of products that we are developing, which include only drugs with innovative changes to previously-approved products using the same active ingredient, would prohibit the FDA from approving an ANDA or 505(b)(2) NDA relying on our safety and efficacy data for three years. This three-year exclusivity, however, covers only the innovation associated with the original NDA. It does not prohibit the FDA from approving applications for drugs with the same active ingredient but without our new innovative change. These marketing exclusivity protections do not prohibit the FDA from approving a full NDA, even if it contains the innovative change.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently rent approximately 1,200 square feet of office space in Rockville, Maryland for monthly rent of $3,628, and we rent approximately 1,600 square feet of office space in Ann Arbor, Michigan for monthly rent of $2,900. We are currently negotiating a lease agreement for new office space in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NYSE MKT, LLC under the symbol “SYN” since February 16, 2012. Prior to this time, our common stock traded under the symbol “AEN” since October 16, 2008. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2014 and December 31, 2013. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the NYSE MKT on March 10, 2015 was $2.94 per share. As of March 10, 2015, there were approximately 349 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2014
Fourth quarter	$1.77	$1.37
Third quarter	$2.62	$1.36
Second quarter	$3.09	$1.16
First quarter	$3.45	$1.61
YEAR ENDED DECEMBER 31, 2013
Fourth quarter	$1.85	$1.00
Third quarter	$1.71	$1.42
Second quarter	$1.83	$1.38
First quarter	$2.00	$1.65

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

Stock Performance Graph

Set forth below is a line graph comparing changes in the cumulative total return on Synthetic Biologics’ common stock, a major market index (the NASDAQ Composite Index), and a sub-index (the NASDAQ Biotechnology Index). The graph assumes investments of $100 on December 31, 2009 in our common stock and in each of the indices, including the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Synthetic Biologics, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Synthetic Biologics, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Synthetic Biologics, Inc.	100.00	223.21	225.00	314.29	273.21	260.71
NASDAQ Composite	100.00	117.43	118.27	138.47	196.27	223.17
NASDAQ Biotechnology	100.00	106.62	122.01	166.55	286.43	378.29

Equity Compensation Plan Information

See Item 12 — Executive compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2014 have been previously disclosed in our filings with the Securities and Exchange Commission.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	For the years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License revenue, net	$—	$—	$—	$—	$2,125
Grant revenue	—	—	—	—	489
Total Revenues	—	—	—	—	2,614

Operating Costs and Expenses:
General and administrative	6,013	5,832	5,012	2,588	2,117
Research and development	14,489	6,507	12,287	3,340	1,580
Total Operating Costs and Expenses	20,502	12,339	17,299	5,928	3,697

Loss from Operations	(20,502)	(12,339)	(17,299)	(5,928)	(1,083)

Other Income (Expense):
Change in fair value of warrant liability	620	—	—	(1,734)	—
Impairment loss on equipment	—	—	—	—	(121)
Other income (expense)	95	(12)	(18)	22	9
Interest income	3	33	33	14	—
Total Other Income (Expense)	718	21	15	(1,698)	(112)

Loss from Continuing Operations	(19,784)	(12,318)	(17,284)	(7,626)	(1,195)

Income (Loss) from Discontinued Operations	—	—	216	(523)	(516)

Net Loss	(19,784)	(12,318)	(17,068)	(8,149)	(1,711)

Net Loss Attributable to Non-controlling Interest	—	(1)	—	—	—

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(19,784)	$(12,317)	$(17,068)	$(8,149)	$(1,711)

Net Income (Loss) Per Share — Basic and Dilutive
Continuing operations	$(0.32)	$(0.27)	$(0.50)	$(0.27)	$(0.06)
Discontinued operations	—	—	0.01	(0.02)	(0.02)
Net Income (Loss) Per Share Attributable to Synthetic Synthetic Biologics, Inc. and Subsidiaries	$(0.32)	$(0.27)	$(0.49)	$(0.29)	$(0.08)
Weighted average number of shares outstanding during the period — Basic and Dilutive	61,945,356	45,667,813	34,896,592	27,710,428	22,393,568

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,525	$14,625	$9,954	$6,678	$2,649
Working capital	9,485	15,189	12,068	6,705	3,045
Total assets	19,144	16,257	13,423	7,476	4,111
Accumulated deficit	(101,042)	(81,258)	(68,941)	(51,873)	(43,724)
Total stockholders' equity	9,556	15,230	13,028	7,059	3,579

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Report.

Overview

We are a clinical-stage biotechnology company developing pathogen-specific therapies for serious infections and diseases, with a focus on protecting the microbiome. We are developing an oral biologic to protect the gut microbiome (gastrointestinal (GI) microflora) from intravenous (IV) antibiotics for the prevention of C. difficile infection, an oral statin treatment to reduce the impact of methane producing organisms on irritable bowel syndrome with constipation (IBS-C) and a monoclonal antibody combination for the treatment of Pertussis. In addition, we are developing a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Product Pipeline:

Summary of Pathogen-Specific Therapy Programs:

•	C. difficile infections (CDI): We are in clinical development of a novel second-generation oral enzyme candidate, SYN-004, for co-administration with commonly used IV beta-lactam antibiotics, intended to protect the microbiome and prevent the development of and severe effects from CDI. CDIs are a leading type of hospital acquired infection (HAI) and are frequently associated with IV antibiotic treatment. Designed to be given orally and co-administered with certain IV beta-lactam antibiotics (e.g., penicillins and cephalosporins), SYN-004 is intended to protect the gut while the IV antibiotics fight the primary infection. SYN-004 is believed to not only have a similar profile to its first-generation predecessor, which demonstrated protection of the microbiome (gut flora) during treatment with certain penicillins, but also has the potential to act against a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. This worldwide market could represent a multi-billion dollar opportunity for us. In December 2014, the U.S. Patent and Trademark Office (USPTO) issued Patent No. 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. We also have an extensive patent estate on other aspects of this program which includes patent applications that could carry a term to at least 2035. In the fourth quarter of 2014, we initiated our randomized, double-blind placebo-controlled Phase 1a clinical trial, reported positive topline safety and tolerability results from the Phase 1a clinical trial, and initiated the Phase 1b clinical trial evaluating multiple ascending doses of SYN-004. In February 2015, we reported positive topline results from the Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. It is anticipated that the initiation of a Phase 2a clinical trial of SYN-004 and topline pharmacokinetics data from both of the SYN-004 Phase 1 clinical trials will be reported during the first quarter of 2015. The initiation of a Phase 2b proof-of-concept clinical trial is expected in the second half of 2015, with Phase 2b topline data anticipated during the second half of 2015.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.
•	IBS-C: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. An investigational team led by Mark Pimentel, M.D., at CSMC discovered that SYN-010 may reduce the production of methane gas by certain gastrointestinal (GI) microorganisms. Methane produced by these organisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. SYN-010 is a modified release formulation of a statin being designed to reduce the impact of methane producing organisms on IBS-C. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010. We licensed an extensive intellectual property portfolio from CSMS including granted use patents and pending patent applications for SYN-010. Additional worldwide patent filings having composition of matter claims, which were recently filed by CSMC and licensed to us, could extend patent protection of SYN-010 to 2035. Based on guidance from the members on our IBS clinical advisory board, we plan to file an Investigational New Drug (IND) application with the U.S. FDA to support the initiation of Phase 2 clinical trials in the second quarter of 2015, with Phase 2 topline data anticipated during the second half of 2015.
•	Pertussis: In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (Intrexon), we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. Combining two mAbs, SYN-005 is designed to target and neutralize pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin (UT) to license the rights to certain research and pending patents related to pertussis antibodies. We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent on other pertussis mAbs from UT. According to the World Health Organization, each year, B. pertussis infection is estimated to cause up to 300,000 deaths worldwide, primarily among unvaccinated infants. Positive preclinical research findings for SYN-005 were reported in April 2014, and again in September 2014, for our proprietary mAb combination therapy for treating Pertussis, in non-human primate studies. In September 2014, we received a U.S. Orphan Drug designation for SYN-005 for the treatment of Pertussis. We intend to seek non-dilutive funding to support the clinical development of SYN-005 for prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application in 2015 and the anticipated initiation of a Phase 1 clinical trial during the second half of 2015, with topline Phase 1 data expected during 2015.
•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. This program is in the discovery stage and the generation of a panel of antibodies to treat this infection is ongoing.

Summary of Multiple Sclerosis Program:

•	Relapsing-Remitting MS:Patient follow-up is complete in the UCLA-led Phase 2, investigator-initiated, randomized (n=158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. In April 2014, the principal investigator presented positive Phase 2 topline efficacy and safety results. In September 2014, the lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston. The data as reported by the lead principal investigator for the UCLA-led Phase 2 study provided supportive data for the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that improve relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition. Further analyses of the MRI data are ongoing, with topline data expected from the principal investigator during the first half of 2015. This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the NMSS in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health. Annual worldwide sales of MS therapies are forecasted to be approximately $17.8 billion in 2019. We have licensed issued method of treatment patents in the U.S. for MS therapy with estriol and estriol combination therapies (including estriol with Copaxone®) from UCLA, and numerous new provisional patent applications have been filed based on the Phase 2 clinical results. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.
•	Cognitive Dysfunction in MS: Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month, UCLA-led, randomized, double-blind, placebo-controlled investigator-initiated Phase 2 clinical trial is being conducted at four sites in the United States. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations through direct funding to the principal investigator and we have pledged approximately $500,000 to UCLA to partially fund this trial, payable over three years. An estimated 50 – 65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment for this indication.

Recent Developments

On October 10, 2014, we sold a total of 14,059,616 units at a purchase price of $1.47 per unit, with each unit consisting of one share of our common stock, and one warrant to purchase 0.5 shares of common stock in a registered direct offering for gross proceeds of $20.7 million and net proceeds of $19.1 million.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $101.0 million through December 31, 2014. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Results of Operations

Year Ended December 31, 2014, 2013 and 2012

General and Administrative Expenses

General and administrative expenses increased to $6.0 million for the year ended December 31, 2014, from $5.8 million for the year ended December 31, 2013. This increase of 3% is primarily the result of supplemental compensation granted by our Board of Directors to our executive officers and increased stock-based compensation expense during the year ended December 31, 2014, which was offset by the decrease of bad debt expense of $763,000 associated with the determination that the note receivable and interest receivable from the sale of Adeona Clinical Laboratory was uncollectible for the year ended December 31, 2013. See Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable. The charge relating to stock-based compensation expense was $1.6 million for the year ended December 31, 2014, compared to $1.3 million for the year ended December 31, 2013.

General and administrative expenses increased to $5.8 million for the year ended December 31, 2013, from $5.0 million for the year ended December 31, 2012. This increase of 16% is primarily the result of bad debt expense of $763,000 associated with the determination that the note receivable and interest receivable from the sale of Adeona Clinical Laboratory is uncollectible. See Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable. The charge relating to stock-based compensation expense was $1.3 million for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012.

Research and Development Expenses

Research and development expenses increased to $14.5 million for the year ended December 31, 2014, from $6.5 million for the year ended December 31, 2013. This increase of 123% is primarily the result of increased program costs associated with expanded clinical development, manufacturing and research activities within our pathogen-specific microbiome-focused pipeline, including our C. diff, IBS-C and Pertussis programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $803,000 for the year ended December 31, 2014, compared to $375,000 for the year ended December 31, 2013.

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

Other Income

Other income was $718,000 for the year ended December 31, 2014, compared to other income of $21,000 for the year ended December 31, 2013. The increase in other income is primarily due to non-cash income of $620,000 from the change in fair value of warrants for the year ended December 31, 2014. The decrease in value was primarily due to the decline in our stock price and the reduction in the time to maturity. There was no non-cash income or expense relating to fair value warrants for the year ended December 31, 2013.

Other income was $21,000 for the year ended December 31, 2013, compared to other income of $15,000 for the year ended December 31, 2012.

Loss from Continuing Operations

Our loss from continuing operations for the year ended December 31, 2014, was $19.8 million, or $0.32 per common share, compared to $12.3 million, or $0.27 per common share for the year ended December 31, 2013.

Our loss from continuing operations for the year ended December 31, 2013, was $12.3 million, or $0.27 per common share, compared to $17.3 million, or $0.50 per common share for the year ended December 31, 2012.

Income (Loss) from Discontinued Operations

There was no income or loss from discontinued operations for the years ended December 31, 2014 and 2013. Our income from discontinued operations was $216,000, or $0.01 per common share for the year ended December 31, 2012. On March 8, 2012, we entered into a Membership Interest Purchase Agreement, and certain related agreements, pursuant to which we sold all of our interest in the Lab to Hartlab, LLC. This resulted in the classification of the Lab as discontinued operations. See Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable for summarized statement of operations data for the years ended December 31, 2014, 2013 and 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $17.5 million as of December 31, 2014, an increase of $2.9 million from December 31, 2013. During the year ended December 31, 2014, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $19.8 million for the year ended December 31, 2014.

On October 10, 2014, we sold a total of 14,059,616 units at a purchase price of $1.47, with each unit consisting of one share of our common stock, and a warrant to purchase 0.5 shares of common stock in a registered direct offering for gross proceeds of $20.7 million and net proceeds of $19.1 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $101.0 million through December 31, 2014. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

License and Contractual Agreement Obligations

Below is a table of our contractual obligations for the years 2015 through 2019 as of December 31, 2014 (in thousands).

	Year ended December 31,
	2015	2016	2017	2018	2019	Total
License Agreements	$60	$10	$10	$10	$10	$100
Sponsored Research Agreement	329	—	—	—	—	329
Lease Agreements	53	—	—	—	—-	53
Total	$442	$10	$10	$10	$10	$482
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, our cash and cash equivalents consisted primarily of money market securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

Item 8.	Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synthetic Biologics, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synthetics Biologics, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Synthetic Biologics, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Biologics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synthetic Biologics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Troy, Michigan
March 16, 2015

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands except share amounts)

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$17,525	$14,625
Prepaid expenses and other current assets	1,548	1,591
Total Current Assets	19,073	16,216
Property and equipment, net	65	37
Deposits and other assets	6	4
Total Assets	$19,144	$16,257
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$996	$142
Accrued expenses	1,298	882
Warrant liabilities	6,756	—
Accrued employee benefits	538	3
Total Current Liabilities	9,588	1,027
Total Liabilities	9,588	1,027
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 72,594,626 issued and 72,513,144 outstanding and 58,295,808 issued and 58,214,326 outstanding	72	58
Additional paid-in capital	110,526	96,430
Accumulated deficit	(101,042)	(81,258)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	9,556	15,230
Non-controlling interest	—	—
Total Stockholders’ Equity	9,556	15,230
Total Liabilities and Stockholders’ Equity	$19,144	$16,257

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the years ended December 31,
	2014	2013	2012
Operating Costs and Expenses:
General and administrative	$6,013	$5,832	$5,012
Research and development	14,489	6,507	12,287
Total Operating Costs and Expenses	20,502	12,339	17,299
Loss from Operations	(20,502)	(12,339)	(17,299)
Other Income (Expense):
Change in fair value of warrant liability	620	—	—
Other income (expense)	95	(12)	(18)
Interest income	3	33	33
Total Other Income	718	21	15
Loss from Continuing Operations	(19,784)	(12,318)	(17,284)
Income from Discontinued Operations	—	—	216
Net Loss	(19,784)	(12,318)	(17,068)
Net Loss Attributable to Non-controlling Interest	—	(1)	—
Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(19,784)	$(12,317)	$(17,068)
Net Income (Loss) Per Share – Basic and Dilutive
Continuing operations	$(0.32)	$(0.27)	$(0.50)
Discontinued operations	—	—	0.01
Net Income (Loss) Per Share Attributable to Synthetic Synthetic Biologics, Inc. and Subsidiaries	$(0.32)	$(0.27)	$(0.49)
Weighted average number of shares outstanding during the period – Basic and Dilutive	61,945,356	45,667,813	34,896,592

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock $0.001 Par Value		APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	31,292,520	$31	$58,901	$(51,873)	$—	$7,059
Stock-based compensation	—	—	1,852	—	—	1,852
Issuance of common stock for exclusive channel collaboration agreement	3,552,210	3	7,811	—	—	7,814
Issuance of common stock for acquisition of program assets	625,000	1	1,168	—	—	1,169
Issuance of common stock for stock options and warrants exercised	2,143,018	2	2,080	—	—	2,082
Issuance of common stock, net of issuance costs of $680	6,750,000	7	10,113	—	—	10,120
Net loss	—	—	—	(17,068)	—	(17,068)
Balance at December 31, 2012	44,362,748	44	81,925	(68,941)	—	13,028
Stock-based compensation	—	—	1,669	—	—	1,669
Issuance of common stock, net of issuance costs of $1,031	13,225,000	13	12,180	—	—	12,193
Issuance of common stock for exercise of stock options	291,667	1	231	—	—	232
Issuance of common stock for license agreement	334,911	—	425	—	—	425
Issuance of stock	—	—	—	—	1	1
Net loss	—	—	—	(12,317)	(1)	(12,318)
Balance at December 31, 2013	58,214,326	58	96,430	(81,258)	—	15,230
Stock-based compensation	—	—	2,459	—	—	2,459
Issuance of common stock, net of issuance costs of $1,645	14,059,616	14	11,633	—	—	11,647
Issuance of common stock for exercise of stock options	6,583	—	4	—	—	4
Issuance of common stock for cashless exercise of warrants	232,619	—	—	—	—	—
Net Loss	—	—	—	(19,784)	—	(19,784)
Balance at December 31, 2014	72,513,144	$72	$110,526	$(101,042)	$—	$9,556

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net Loss	$(19,784)	$(12,318)	$(17,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,459	1,669	1,851
Stock issued for exclusive channel collaboration agreement	—	—	7,815
Stock issued for acquisition of program assets	—	—	1,169
Stock issued for license agreement	—	425	—
Change in fair value of warrant liabilities	(620)	—	—
Depreciation	20	43	63
Provision for uncollectible accounts receivable	—	—	442
Provision for uncollectible note and interest receivables	—	763	—
Loss on sale of equipment	—	58	—
Impairment loss on equipment	—	121	47
Gain on sale of discontinued operations	—	—	(677)
Changes in operating assets and liabilities:
Accounts receivable	—	—	14
Prepaid expenses and other current assets	43	855	(2,544)
Deposits and other assets	(2)	33	(6)
Accounts payable	854	(253)	7
Accrued expenses	416	885	(29)
Accrued employee benefits	535	—	—
Net Cash Used In Operating Activities	(16,079)	(7,719)	(8,916)
Cash Flows From Investing Activities:
Purchases of property and equipment	(48)	(36)	(10)
Net Cash Used In Investing Activities	(48)	(36)	(10)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	4	232	2,082
Proceeds from issuance of common stock	20,668	13,224	10,800
Cash paid as direct offering costs	(1,645)	(1,031)	(680)
Cash received from issuance of stock to non-controlling interest	—	1	—
Net Cash Provided By Financing Activities	19,027	12,426	12,202
Net increase in cash	2,900	4,671	3,276
Cash at beginning of period	14,625	9,954	6,678
Cash at end of period	$17,525	$14,625	$9,954
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical-stage biotechnology company developing pathogen-specific therapies for serious infections and diseases, with a focus on protecting the microbiome. The Company is developing an oral biologic to protect the gut microbiome (gastrointestinal (GI) microflora) from intravenous (IV) antibiotics for the prevention of C. difficile infection, an oral statin treatment to reduce the impact of methane producing organisms on irritable bowel syndrome with constipation (IBS-C) and a monoclonal antibody combination for the treatment of Pertussis. In addition, the Company is developing a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Therapeutic Area	Product Candidate	Status
Relapsing-remitting MS	Trimesta (oral estriol)	The lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures at the ACTRIMS-ECTRIMS Joint Meeting in September 2014; Partnership discussions ongoing; MRI data review underway
Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase 2 clinical trial
C. difficile infection prevention	SYN-004 (oral enzyme)	Intend to initiate Phase 2a SYN-004 clinical trial during 1st quarter 2015 and Phase 2b proof-of- concept SYN-004 clinical trial during 2nd half 2015
Irritable bowel syndrome with constipation (IBS-C)	SYN-010 (oral compound)	Intend to initiate Phase 2 clinical trials during 2nd quarter of 2015; Collaboration with Cedars-Sinai Medical Center
Pertussis	SYN-005 (monoclonal antibodies)	Positive preclinical research findings reported in 2014; Seeking non-dilutive funding to support clinical development of SYN-005; Collaborations with Intrexon and The University of Texas at Austin
Acinetobacter infection	SYN-001 (monoclonal antibody)	Discovery stage; Collaboration with Intrexon

Basis of Presentation and Corporate Structure

As of December 31, 2014, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“Synthetic Biomics”). Pipex Therapeutics, EPI, Healthmine and Putney are wholly owned, and Solovax, CD4, Epitope and Synthetic Biomics are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Synthetic Biologics, Inc. All statements of operations, equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation  – (continued)

Delaware in January of 2002, Putney which was incorporated in Delaware in November of 2006, Healthmine which was incorporated in Delaware in December of 2007 and Synthetic Biomics which was incorporated in Nevada in December of 2013.

On March 8, 2012, the Company sold all of its interest in Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner, in consideration for (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) $700,000 payable pursuant to the terms of a two-year non-recourse promissory note secured by all the assets of the Lab. Accordingly, this business has been presented in the consolidated financial statements as discontinued operations. During September 2013, the note receivable and associated interest receivable were deemed uncollectible. Accordingly, the Company recorded bad debt expense of $763,000. This transaction is described in more detail in Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

2. Summary of Significant Accounting Policies

Principles of Consolidation

All inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, fair value of warrants and stock options granted for services or compensation, respectively, estimates of the probability and potential magnitude of contingent liabilities, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Non-controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated Statements of Operations. The Company’s equity interest in Synthetic Biomics, Inc. is 80% and the non-controlling stockholder’s interest is 20%. This is reflected in the Consolidated Statements of Equity.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received. For the years ended December 31, 2014 and December 31, 2013 the Company did not report any revenues. For the year ended December 31, 2012, the Company’s only stream of revenue was laboratory revenue. Laboratory revenues are a component of discontinued operations for the year ended December 31, 2012. See Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

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

The Company maintained a sales allowance to compensate for the difference in its billing practices and insurance company reimbursements. In determining this allowance, the Company looked at several factors, the most significant of which was the average difference between the amount charged and the amount reimbursed by insurance carriers over the prior 12 months, otherwise known as the yearly average adjustment amount. The allowance taken was the averaged yearly average adjustment amount for these prior periods multiplied by the period’s actual gross sales to determine the actual sales allowance for each period. See Note 3 — Discontinued Operations of Adeona Clinical Laboratory and Note Receivable.

Risks and Uncertainties

The Company’s operations could be subject to significant risks and uncertainties including financial, operational and regulatory risks and the potential risk of business failure. The global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These conditions may not only limit the Company’s access to capital, but also make it difficult for its customers, its vendors and its ability to accurately forecast and plan future business activities.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Asset Description	Estimated Useful Life
Office equipment and furniture	3 – 5 years
Laboratory equipment	7 – 10 years
Manufacturing equipment	10 years
Leasehold improvements and fixtures	Lesser of estimated useful or life of lease

Depreciation expense was approximately $20,000, $43,000 and $63,000 for the years ended December 31, 2014, 2013 and 2012, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, the Company recorded impairment losses of approximately $0, $121,000 and $47,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive, at December 31, 2014, December 31, 2013 and December 31, 2012, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the year ended December 31, 2014 were 5,981,106 and 7,974,794, respectively, for the year ended December 31, 2013 were 3,909,580 and 1,632,501, respectively, and for the year ended December 31, 2012 were 4,453,746 and 1,632,501, respectively.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

•	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 inputs: Inputs, other than quoted prices, included in Level 1 that are observable either directly or indirectly; and
•	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued liabilities and warrant liability, approximate fair value due to the relatively short period to maturity for these instruments.

Cash and cash equivalents include money market accounts and mutual funds of $13.6 million and $11.0 million as of December 31, 2014 and December 31, 2013, respectively, that are measured using Level 1 inputs.

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into certain transactions, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as liabilities at their fair value upon issuance and re-measures the fair value at each period end with the change in fair value recorded in the Statement of Operations. The Company uses the Black-Scholes options pricing model to estimate the fair value of the warrants. In using this model, the fair value is determined by applying Level 3 inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

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

Derivative Instruments

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Effective January 1, 2009, the reset provision of

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

these warrants preclude equity accounting treatment under ASC 815. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and re-measure the fair value at each period end with the change in fair value recorded in the Statement of Operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Black-Scholes options pricing model to estimate the fair value of the warrants. Significant assumptions used at December 31, 2014 include a closing stock price of $1.46, a weighted average term of 4.8 years, a volatility of 90% and a risk-free interest rate of 1.59%.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Management assesses the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. At December 31, 2014 and 2013, respectively, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both the interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

In August 2014, the FASB issued new guidance for presentation of financial statements for going-concern, which addresses when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Discontinued Operations of Adeona Clinical Laboratory and Note Receivable

On March 8, 2012, the Company sold all of its interest in Adeona Clinical Laboratory, LLC (the “Lab”) to Hartlab, LLC, an entity controlled by the Lab’s former owner. In connection with the sale of the Lab, the consideration received was (i) the immediate assignment of the Lab’s outstanding accounts receivable up through the date of closing, plus (ii) $700,000 payable pursuant to the terms of a two-year promissory note bearing interest at 5.7% per annum secured by all of the assets of the Lab. The note and all unpaid interest was due on March 1, 2014. During the year ended December 31, 2013, the note receivable and associated interest receivable were deemed uncollectible. Accordingly, the Company recorded bad debt expense of $763,000.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Discontinued Operations of Adeona Clinical Laboratory and Note Receivable  – (continued)

The Company determined that the criteria for reporting a discontinued operation had been met. Accordingly, the Lab has been classified as a discontinued operation and its results of operations, financial position and cash flows are separately reported for all periods presented.

The summarized statement of operations data for the Lab for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	December 31,
	2014	2013	2012
Laboratory fees, net	$—	$—	$115
Operating Costs and Expenses:
General and administrative	—	—	466
Cost of laboratory services	—	—	110
Total operating costs and expenses	—	—	576
Loss from discontinued operations	—	—	(461)
Other Income:
Gain on sale of Adeona Clinical Laboratory	—	—	677
Income from discontinued operations	$—	$—	$216

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands):

	December 31,
	2014	2013
Intrexon prepaid research and development expenses – See Note 7	$1,067	$1,361
Prepaid insurances	228	177
Prepaid expenses	253	53
Total	$1,548	$1,591

The Intrexon prepaid research and development expenses are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon. The Company anticipates that the majority of the prepaid will be applied to research and development goods and services during 2015.

Property and equipment (in thousands):

	December 31,
	2014	2013
Computer and office equipment	$93	$45
Software	11	11
	104	56
Less accumulated depreciation	(39)	(19)
Total	$65	$37

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Selected Balance Sheet Information  – (continued)

Accrued expenses (in thousands):

	December 31,
	2014	2013
Accrued manufacturing costs	$247	$662
Accrued vendor payments	176	220
Accrued milestone payments	350	—
Accrued clinical consulting services	525	—
Total	$1,298	$882

5. Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of December 31, 2014, there were 682,449 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2014, there were 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and generally expire ten years after the grant date. As of December 31, 2014, there were 4,870,000 options issued and outstanding under the 2010 Stock Plan.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31,
	2014	2013	2012
Exercise price	$1.46 – $2.91	$1.64 – $1.74	$1.69 – $2.47
Expected dividends	0%	0%	0%
Expected volatility	101% – 150%	141% – 154%	108% – 174%
Risk free interest rate	1.57% – 2.73%	0.77% – 2.54%	0.37% – 1.98%
Expected life of option	5 years – 10 years	5 – 10 years	5 – 10 years
Expected forfeitures	0%	0%	0%

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

During the years ended December 31, 2014, 2013 and 2012 the Company granted 2,382,500, 222,500 and 2,075,000 options to employees and directors having an approximate fair value of $5.0 million, $350,000 and $4.5 million based upon the Black-Scholes options pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued employees for the years ended December 31, 2014, 2013 and 2012 was $2.1 million, $1.3 million and $1.4 million, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2014, 2013 and 2012 were $380,000, $324,000 and $216,000, respectively.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

A summary of stock option activities for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2011	2,979,010	$1.34	6.01 years	$—
Granted	2,075,000	$2.21
Exercised	(374,851)	$0.34		$661,000
Forfeited	(225,413)	$2.37
Balance – December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	222,500	$1.69
Exercised	(291,666)	$0.79		$71,000
Forfeited	(475,000)	$2.30
Balance – December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	2,382,500	$2.36
Exercised	(6,583)	$0.58		$8,000
Forfeited	(304,391)	$1.93
Balance – December 31, 2014 – outstanding	5,981,106	$2.01	5.80 years	$685,000
Balance – December 31, 2014 – exercisable	3,893,196	$1.85	5.12 years	$685,000
Grant date fair value of options granted – 2014		$4,974,000
Weighted average grant date fair value – 2014		$2.09
Grant date fair value of options granted – 2013		$350,000
Weighted average grant date fair value – 2013		$1.57
Grant date fair value of options granted – 2012		$4,468,000
Weighted average grant date fair value – 2012		$2.15

The options outstanding and exercisable at December 31, 2014 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	2,703,280	$1.37	4.33 years	2,018,074	$1.28	3.73 years
$2.01 – $3.00	3,232,002	2.49	7.08 years	1,829,298	2.40	6.73 years
$3.01 – $6.00	45,824	5.24	2.62 years	45,824	5.24	2.62 years
$0.09 – $6.00	5,981,106	$2.01	5.80 years	3,893,196	$1.85	5.12 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

The options outstanding and exercisable at December 31, 2013 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	2,093,196	$1.29	4.73 years	1,901,737	$1.25	4.64 years
$2.01 – $3.00	1,770,560	2.28	6.65 years	1,205,976	2.26	6.25 years
$3.01 – $6.00	45,824	5.24	3.62 years	45,824	5.24	3.62 years
$0.09 – $6.00	3,909,580	$1.78	5.59 years	3,153,537	$1.69	5.24 years

The options outstanding and exercisable at December 31, 2012 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	2,162,362	$1.78	5.76 years	1,801,187	$1.14	5.52 years
$2.01 – $3.00	2,212,227	2.26	7.15 years	1,011,533	2.17	6.14 years
$3.01 – $6.00	79,157	4.87	4.49 years	79,157	4.87	4.49 years
$0.09 – $6.00	4,453,746	$1.78	6.43 years	2,891,877	$1.60	5.71 years

The following is a summary of the Company’s non-vested stock options at December 31, 2014:

	Unvested Stock Options	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2011	524,403	$0.82
Granted	2,075,000	2.21
Vested/Exercised	(891,332)	0.81
Forfeited/Cancelled	(146,202)	1.79
Non-vested – December 31, 2012	1,561,869	$2.11
Granted	222,500	1.69
Vested/Exercised	(883,882)	1.93
Forfeited/Cancelled	(144,444)	2.27
Non-vested – December 31, 2013	756,043	2.17
Granted	2,382,500	2.36
Vested/Exercised	(1,050,633)	2.35
Non-vested – December 31, 2014	2,087,910	$2.30
Weighted average remaining period for vesting	2.15 years

As of December 31, 2014, total unrecognized stock-based compensation expense related to stock options was $4.7 million, which is expected to be expensed through December 2017.

FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2014, 2013 or 2012. Cash received

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012 was $4,000, $232,000 and $2.1 million, respectively.

Stock Warrants

On October 10, 2014, the Company raised net proceeds of $19.1 million through the sale of 14,059,616 units at a price of $1.47 per unit to certain institutional investors in a registered direct offering. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.5 shares of common stock. The warrants, exercisable for an aggregate of 7,029,808 shares of common stock, have an exercise price of $1.75 per share and a life of five years. The warrants vested immediately and expire October 10, 2019.

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s statement of operations at each subsequent period. At December 31, 2014, the fair value of the warrant liability was $6.8 million, which represented non-cash income of $620,000. In accordance with authoritative accounting guidance, the warrant was valued on the date of grant using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	Issuance Date	December 31, 2014
Closing stock price	$1.75	$1.46
Expected dividends	0%	0%
Expected volatility	95%	90%
Risk free interest rate	1.39%	1.59%
Expected life of warrant	5 years	4.79 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2013	$—
Warrants liability	7,376
Change in fair value of warrant liability	(620)
Balance at December 31, 2014	$6,756

As of December 31, 2014, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of December 31, 2014, 316,522 warrants were outstanding.

On March 15, 2012, the Company entered into a consulting agreement for a financial communications program, for a period of 12 months that began on February 20, 2012, which was extended to March 14, 2014. As compensation for such program, the consultant is paid a monthly fee and will be issued a performance warrant exercisable for 250,000 shares of the Company’s common stock based on achievement of certain stock price milestones through March 14, 2013. In March 2013, the Company extended the period to which the milestones could be achieved to March 14, 2014. Upon initiation of the program, 50,000 of the performance warrants vested. The performance warrant is exercisable for a period of two years from the date

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

of issuance for an exercise price equal to the price ($2.20 per share) of the Company’s common stock on the date of execution (March 15, 2012). The expense recorded for the years ended December 31, 2014, 2013 and 2012 approximated $0, $0 and $63,000, respectively, and was estimated using the Monte Carlo valuation model. The assumptions used by the Company are summarized in the following table:

Exercise price	$2.20
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.26%
Expected life of warrant	2 years

These warrants expired unexercised in March 2014.

On December 20, 2011, the Company entered into a consulting agreement for financial advisory services, for a period of 12 months. As compensation for such services, the consultant is paid a monthly fee and on February 2, 2012, was issued a warrant exercisable for 100,000 shares of the Company’s common stock. The warrant was exercisable upon issuance for a period of five years from the date of issue at an exercise price equal to the price of the Company’s common stock on the date of issue. The fair value of the warrant approximated $200,000 and was measured using the Black-Scholes valuation model. All of this expense was recorded in the year ended December 31, 2012. The assumptions used by the Company are summarized in the following table:

Exercise price	$1.14
Expected dividends	0%
Expected volatility	174%
Risk free interest rate	0.71%
Expected life of warrant	5 years

At December 31, 2014, none of these warrants were outstanding.

A summary of warrant activity for the Company for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	3,259,186	$1.95
Granted	985,855	$1.71
Exercised	(1,768,167)	$1.11
Forfeited	(844,373)	$3.32
Balance at December 31, 2012	1,632,501	$1.99
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Balance at December 31, 2013	1,632,501	$1.99
Granted	7,029,808	$1.75
Exercised	(232,619)	$1.47
Forfeited	(454,896)	$1.88
Balance at December 31, 2014	7,974,794	$1.80

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation  – (continued)

There was no stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants for the years ended December 31, 2014 and 2013. Stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants for the year ended December 31, 2012 was $271,000.

A summary of all outstanding and exercisable warrants as of December 31, 2014 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.60	316,522	316,522	2.82 years
$1.75	7,029,808	7,029,808	4.78 years
$2.22	517,257	517,257	1.91 years
$3.30	61,207	61,207	0.41 years
$3.75	50,000	50,000	1.13 years
$1.99	7,974,794	7,974,794	4.46 years

Options of Subsidiary

As of December 31, 2014, Epitope, a majority-owned subsidiary of Synthetic Biologics, has 50,000 stock options outstanding and exercisable. These stock options have an exercise price of $0.001 and expire in June 2018.

6. Stockholders’ Equity

Year Ended December 31, 2014

On October 10, 2014, the Company completed a registered direct offering of 14,059,616 units, with each unit consisting of one share of the Company’s common stock at a closing price of $1.47 for gross proceeds of $20.7 million and net proceeds of $19.1. The Company paid direct offering costs of $1.6 million.

During the year ended December 31, 2014, the Company issued 6,583 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $4,000. The Company also issued 232,619 shares of common stock, in connection with cashless warrant exercises for the year ended December 31, 2014.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

may never occur). Further, under the terms of certain licensing agreements, the Company may have the obligation to pay certain milestones contingent upon the achievement of specific levels of sales. Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

Cedars-Sinai Medical Center (“CSMC”) Agreement

On December 5, 2013, the Company, through its newly formed, majority owned subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”) entered into a worldwide exclusive License Agreement with CSMC for the development of new treatment approaches to target non-bacterial intestinal microorganism life forms known as archaea that are associated with intestinal methane production and chronic diseases such as irritable bowel syndrome (IBS), obesity and type 2 diabetes. As part of the terms of the License Agreement the Company issued 291,569 unregistered shares of Company common stock to CSMC, paid $150,000 for the initial license fee and $220,000 for patent reimbursement fees. The License Agreement also provides that commencing on the second anniversary of the License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the License Agreement. In addition to royalty payments which are a percentage of Net Sales of licensed and technology products, SYN Biomics is obligated to pay CMSC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of milestones (the first two of which are payable in cash or unregistered shares of Company stock at the Company’s option). On December 5, 2013, the Company also entered into an option agreement with CSMC, which expired unexercised on December 31, 2014.

The License Agreement terminates: (i) automatically if SYN Biomics enters into a liquidating bankruptcy or other specified bankruptcy event or if the performance of any term, covenant, condition or provision of the License Agreement will jeopardize the licensure of CMSC, its participation in certain reimbursement programs, its full accreditation by the Joint Commission of Accreditation of Healthcare Organizations or any similar state organizations, its tax exempt status or is deemed illegal; (ii) upon 30 days notice from CMSC if SYN Biomics fails to make a payment or use commercially reasonable efforts to exploit the patent rights; (iii) upon 60 days notice from CMSC if SYN Biomics fails to cure any breach or default of any material obligations under the License Agreement; or (iv) upon 90 days notice from SYN Biomics if CMCS fails to cure any breach or default of any material obligations under the License Agreement. SYN Biomics also has the right to terminate the License Agreement without cause upon six months notice to CSMC; however, upon such termination, SYN Biomics is obligated to pay a termination fee with the amount of such fee reduced: (i) if such termination occurs after an Investigational New Drug submission to the FDA but prior to completion of a Phase 2 clinical trial, (ii) reduced further if such termination occurs after completion of Phase 2 clinical trial but prior to completion of a Phase 3 clinical trial; and (iii) reduced to zero if such termination occurs after completion of a Phase 3 clinical trial.

Prior to the execution of the CSMC License Agreement, SYN Biomics issued shares of common stock of SYN Biomics to each of CSMC and Mark Pimentel, M.D. (the primary inventor of the intellectual property), representing 11.5% and 8.5%, respectively, of the outstanding shares of SYN Biomics (the “SYN Biomics Shares”). The Stock Purchase Agreements for the SYN Biomics Shares provide for certain anti-dilution protection until such time as an aggregate of $3.0 million in proceeds from equity financings are received by SYN Biomics as well as a right, under certain circumstances in the event that the SYN Biomics Shares are not then freely tradable, and subject to NYSE MKT, LLC approval, as of the 18 and 36 month anniversary date of the effective date of the Stock Purchase Agreements, for each of CSMC and the Dr. Pimentel to exchange up to 50% of their SYN Biomics shares for unregistered share of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of us at the time of each exchange. The Stock Purchase Agreements also provide for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

University of Texas Austin Agreement

On December 19, 2012, the Company entered into a License Agreement with The University of Texas at Austin (the “University”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies. The License Agreement provides that the University is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014 and a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 clinical trials, $100,000 upon commencement of Phase 3 clinical trials, $250,000 upon NDA submission in the U.S., $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, the University is entitled to a running royalty upon net sales. The License Agreement terminates upon the expiration of the patent rights; provided, however that the License Agreement is subject to early termination by the Company in its discretion and by the University for a breach of the License Agreement by the Company.

In connection with the License Agreement, the Company and the University also entered into a Sponsored Research Agreement pursuant to which the University will perform certain research work related to pertussis. The Sponsored Research Agreement may be renewed annually, in the sole discretion of the Company, after the first year for two additional one year terms with a fixed fee for the first year of $303,287. The Sponsored Research Agreement was renewed for the second and third years for a fixed fee of $316,438 and $328,758 respectively, all payable in quarterly installments. The Sponsored Research Agreement will expire on December 31, 2015; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Research Agreement which remain uncured for sixty days after receipt of notice, automatically upon the Company’s bankruptcy or insolvency and by the Company in its sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days notice.

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (Prev Agreement) to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 625,000 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the-U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of our stock. Under the Prev Agreement, the Company may be required to the return all of assets acquired from Prev if on or prior to the Prev Agreement execution date (i) the Company has not initiated toxicology studies in non-rodent models within 30 months, or (ii) within 36 months the Company has not filed a C. Diff program IND and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Prev Agreement and after such change of control the assets are not further developed; provided however that such 30 and 36 month periods can be extended by the Company for an additional 12 months upon payment of a cash milestone payment. As of December 31, 2014, the first two milestones have been met, and at Prev’s option, Prev elected to receive 212,843 shares of the Company’s common stock, and such payments have been accrued.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

Intrexon Exclusive Channel Collaboration

On August 6, 2012, the Company expanded its relationship with Intrexon and entered into an exclusive channel collaboration (“Second ECC”) with Intrexon that governs an “exclusive channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases. Pursuant to the terms of the Second Stock Issuance Agreement with Intrexon, which was approved by the Company’s stockholders on October 5, 2012, the Company issued 3,552,210 shares of its common stock, $0.001 par value, which issuance is also deemed paid in consideration for the execution and delivery of the Second ECC, dated August 6, 2012, between the Company and Intrexon. The fair value of this transaction was $7.8 million and was charged to research and development expense for the year ended December 31, 2012, in accordance with the Company’s accounting policy. In connection with the transactions contemplated by the Second Stock Issuance Agreement, and pursuant to the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”) executed and delivered by the parties at the closing, which was declared effective on May 5, 2013. The Company filed a “resale” registration statement registering the resale of the shares issued under the Second Stock Issuance Agreement.

Subject to certain expense allocations and other offsets provided in the Second ECC, the Company will pay Intrexon royalties on annual net sales of the Synthetic Products, calculated on a Synthetic Product-by-Synthetic Product basis. The Company has likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. No such payments were made during the year ended December 31, 2014.

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

The Company also agreed that it will pay an optional and varying fee whereby the Company remits a payment, in cash or equity at our sole discretion, to Intrexon calculated as a multiple of the number of targets in excess of three total that the Company desires to elect (the “Field Expansion Fee”). The Field Expansion Fee must be paid completely in either Common Stock or cash, and will comprise either (i) $2.0 million in cash for each target in excess of three total that the Company elects, or (ii) that number of shares of Common Stock (the “Field Expansion Fee Shares”) having a fair market value equaling $2.0 million for each such target that the Company elects in excess of three where such fair market value is determined using published market data establishing the volume-weighted average price for a share of Common Stock over the 30 day period immediately preceding the date of the Field Expansion Fee Closing. No milestones were achieved or such payments were made during the year ended December 31, 2014.

On November 18, 2011, the Company entered into the Initial Channel Agreement (“Initial ECC”) with Intrexon that governs an “exclusive channel collaboration” arrangement in which the Company initially

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

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

During December 2012, the Company paid Intrexon a prepayment of research and development expenses of $2.5 million for research and development goods and services to be provided in the future and has been recorded on the Company’s consolidated balance sheets in prepaid expenses and other current assets. Related research and development expenses of $293,000, $1.0 million and $87,000 were recorded against this prepayment for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the Intrexon prepayment of research and development expenses was $1.1 million.

Employment Agreements

Effective February 3, 2012, Jeffrey Riley was appointed to serve as the Company’s Chief Executive Officer and President. In connection with his appointment, Mr. Riley entered into a three-year employment agreement with the Company (the “Riley Employment Agreement”). Pursuant to the Riley Employment Agreement, Mr. Riley will be entitled to an annual base salary of $348,000 and will be eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Riley was granted options to purchase 750,000 shares of the Company’s common stock with an exercise price equal to the per share market price on the date of issue. These options will vest pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1.7 million using a Black-Scholes valuation model. Mr. Riley’s employment agreement is currently being renegotiated.

Effective February 6, 2012, C. Evan Ballantyne was appointed the Company’s Chief Financial Officer. In connection with his appointment, Mr. Ballantyne entered into a three-year employment agreement with the Company (the “Ballantyne Employment Agreement”). Pursuant to the Ballantyne Employment Agreement, Mr. Ballantyne will be entitled to an annual base salary of $298,000 and will be eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Ballantyne was granted options to purchase 425,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue. These options will vest pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1 million using a Black-Scholes valuation model. Mr. Ballantyne’s employment agreement is currently being renegotiated.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

Other Commitments

As of December 31, 2014, amounts due for license and sponsored research agreements are as follows, excluding potential milestone payments which are contingent upon the occurrence of future events (in thousands):

Year Ending December 31,
2015	$442
2016	10
2017	10
2018	10
2019	10
Total	$482

Operating Lease

During 2012, the Company entered into a one year operating lease for office space in Ann Arbor, Michigan. In May 2014, this lease was amended to extend the term of the lease to December 31, 2015, for annual lease payments of $35,000. In March 2012, the Company also entered into a one year operating lease that may be renewed for two additional terms of one year, for office space in Rockville, Maryland, for annual lease payments of $42,000. This lease was extended in February 2015 to May 2015. The Maryland office lease may be terminated with 60 days written notice. Operating lease commitments are included in the table above.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized rent expense of $77,000, $68,000 and $123,000, respectively.

8. Stock Repurchase Program

On April 3, 2009, the Company’s Board of Directors approved a Stock Repurchase Program authorizing the Company to repurchase, from time-to-time and through December 31, 2009, up to $1 million of its common stock, up to a maximum of four million shares at prices of up to $5 per share. As of December 31, 2014, the Company had repurchased 81,482 shares for approximately $50,000 ($0.61 per share), based upon the quoted closing trading price. These treasury shares are not included in the computation of earnings (loss) per share and are deemed to be canceled and retired. The Company had no stock repurchases during the years ended December 31, 2014 and 2013.

9. Income Taxes

There was no income tax expense for the years ended December 31, 2014, 2013 and 2012 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2014, 2013 and 2012 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 3.96% for Michigan State Corporate taxes, the blended rate used was 37.96%), as follows (in thousands):

	2014	2013	2012
Tax expense/(benefit) at statutory rate – Federal	$(6,727)	$(4,188)	$(5,803)
Tax expense/(benefit) at statutory rate – State	(783)	(488)	(676)
NOL carryforward adjustment per tax return	(687)	—	—
Meals, entertainment and other	13	6	5
Non-deductible stock-based compensation	789	511	518
Fair Market Value adjustment – Warrants	(235)	—	—
Change in valuation allowance	7,630	4,159	5,956
	$—	$—	$—

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Income Taxes  – (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Stock issued for services	$585	$441
Bad debt – change in allowance	—	1,099
Stock issued for acquisition of program	949	652
Stock issued for license agreement	2,507	2,707
Net operating loss carry-forward	24,657	16,168
Total gross deferred tax assets	28,698	21,067
Less valuation allowance	(28,698)	(21,067)
Net deferred tax assets	$—	$—

At December 31, 2014, the Company has a net operating loss carry-forward of approximately $65.2 million available to offset future taxable income expiring through 2034. However, utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2013 was approximately $21.1 million. The net change in valuation allowance during the year ended December 31, 2014 was an increase of approximately $7.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

ASC 740-10 “Accounting for Uncertain Tax Positions” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2014 and 2013. The Company files United States federal and various state income tax returns.

The Company is routinely subject to examinations by taxing authorities in these various jurisdictions. The Company’s U.S. tax matters for the years 2000 through 2014 remain subject to examination by the Internal Revenue Service due to the Company’s NOL carryforwards. The Company’s U. S. tax matters remain subject to examination by various state and local tax jurisdictions due to our NOL carryforwards.

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2014 will significantly change within the next 12 months.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Related Party Transactions

From January 2, 2012 through September 30, 2012, Steve H. Kanzer was engaged as the Company’s Interim Director of its Biologics Division. In connection with his appointment, Mr. Kanzer entered into a six month employment agreement with the Company on a full time basis (the “Kanzer Employment Agreement”), which could be extended for an additional three months upon consent of the parties. Pursuant to the Kanzer Employment Agreement, Mr. Kanzer was entitled to a base salary of $90,000 for the term, healthcare coverage pursuant to the Company’s healthcare insurance plan, reimbursement for certain relocation expenses and rent expense. The Kanzer Employment Agreement also included confidentiality obligations and inventions assignments by Mr. Kanzer. Mr. Kanzer was not entitled to severance pay upon termination of his employment. On October 1, 2012, the Kanzer Employment Agreement was amended (the “Amended Kanzer Employment Agreement”) and Mr. Kanzer was engaged as the Company Licensing Associate. In connection with this appointment, Mr. Kanzer entered into a two year agreement with the Company on a part time basis (2.5 days per week). Pursuant to the Amended Kanzer Employment Agreement, Mr. Kanzer was entitled to a base salary of $150,000 for the term and healthcare coverage pursuant to the Company’s healthcare insurance plans. Effective December 5, 2013, Mr. Kanzer was appointed CEO and President of the Company’s majority owned subsidiary, Synthetic Biomics, Inc. In connection with this appointment, Mr. Kanzer was entitled to an annual base salary of $195,000. On February 26, 2014, Mr. Kanzer resigned as CEO and President of Synthetic Biomics, Inc. and as a member of the Company’s Board of Directors.

In August 2012, the Company entered into a Second ECC with Intrexon and issued 3,552,210 shares of common stock as consideration, having a fair value of $7.8 million ($2.20 per share), based on the quoted closing trading price on October 5, 2012. In November 2011, the Company entered into an Initial ECC with Intrexon and issued 3,123,558 shares of common stock as consideration, having a fair value of $1.7 million ($0.54 per share), based on the quoted closing trading price. In connection with the November 2011 and August 2012 Exclusive Channel Agreements, the Company paid Intrexon approximately $2.9 million during 2012, including a prepayment of research and development expenses of $2.5 million for research and development goods and services to be provided in the future which has been recorded on the Company’s balance sheet in prepaid expenses and other current assets as described in Note 4. In October 2012, the Company consummated its October 2012 Private Placement and entered into a stock purchase agreement with several investors, including NRM VII Holdings I, LLC, an entity affiliated with Intrexon. Randal J. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital of Intrexon Corporation, and controls NRM VII Holdings I, LLC. Mr. Kirk disclaims beneficial ownership of the shares held by Intrexon Corporation and NRM VII Holdings I, LLC, except to the extent of any pecuniary interest therein.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Loss from operations	$(3,839)	$(4,651)	$(4,911)	$(7,101)
Net loss	$(3,838)	$(4,556)	$(4,910)	$(6,480)
Net loss per share – basic and dilutive	$(0.07)	$(0.08)	$(0.08)	$(0.10)
Weighted average common share – basic and dilutive	58,324,260	58,543,528	58,543,528	65,483,336

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Loss from operations	$(2,240)	$(2,461)	$(3,365)	$(4,273)
Net loss	$(2,228)	$(2,497)	$(3,368)	$(4,225)
Net loss per share – basic and dilutive	$(0.05)	$(0.06)	$(0.08)	$(0.08)
Weighted average common share – basic and dilutive	44,601,396	44,654,414	44,654,414	46,690,621

Item 9.	Changes In and Discussions with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BDO USA LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Such report appears immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synthetic Biologics, Inc.
Rockville, Maryland

We have audited Synthetic Biologics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synthetic Biologics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion Synthetic Biologics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synthetic Biologics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Troy, Michigan
March 16, 2015

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, and is incorporated by reference to our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2015 Annual Meeting of Stockholders .

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to our Directors is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2015. Information with respect to compliance by our officers and directors with Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders. Information with respect to our executive officers is contained in the section entitled “Executive Officers” in Part I, Item 1 of this report. Information with respect to the procedure by which stockholders may recommend nominees to our Board of Directors and with respect to our Audit Committee, our Audit Committee Financial Expert and our Code of Ethics is incorporated herein by reference to the section entitled “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks” in our definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners

Information with respect to the Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to Certain Relationships and Related Transactions and Director Independence is incorporated herein by reference to the sections entitled “Transactions with Related Persons,” “Election of Directors” and “Director Compensation” in our definitive Proxy Statement for the Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information with respect to Principal Accounting Fees and Services is incorporated herein by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2014, 2013 and 2012.
1. Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2014 and 2013
3. Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
4. Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
5. Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
6. Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
1.1	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013.)
1.2	Underwriting Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Aegis Capital Corp.-12-13-13 (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2013.)
1.3	Amendment No.1 to Controlled Equity OfferingSM Sales Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2013.)
3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001 and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998.)
3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)
3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)
3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)
3.5	By-Laws (Incorporated by reference to (i) Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed October 19, 2009 and (ii) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2010.)
3.6	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011.)
3.7	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012.)
4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)
*4.2	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.)
*4.3	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008.)

*4.4	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010.)
4.5	Form of Warrant Certificate issued to Enclave Capital LLC (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2010.)
4.6	Form of Warrant to Purchase Common Stock issued January 2011(Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)
4.7	Form of Warrant to Purchase Common Stock issued April 2011(Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)
4.8	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued April 2011 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)
4.9	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued February 2011 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)
4.10	Form of Warrant to Purchase Common Stock issued February 2012 (Incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 3, 2011 filed March 30, 2012.)
4.11	Form of Warrant to Purchase Common Stock issued to Griffin Securities, Inc. on October 30, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed October 31, 2012.)
4.12	Form of Warrant Certificate issued to Redington, Inc. (Incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-1 filed on December 13, 2012.)
4.13	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013.)
4.14	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013.)
4.15	Form of Warrant for Purchasers of Units (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014.)
10.1	Unit Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006.)
10.2	License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008.)
*10.3	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009.)
*10.4	Warrant Cancellation and Registration Rights Agreement between Accredited Adventures Capital LLC and Adeona (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 20, 2009.)
10.5	Stock Purchase Agreement with Neil O. Colwell and Connie Colwell (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2009.)
10.6	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009.)
*10.7	Employment Agreement with James S. Kuo, M.D., (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 9, 2010.)
10.8	Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2010.)
10.9	Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010.)

10.10	Placement Agent Agreement with Enclave Capital LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)
10.11	Common Stock Purchase Agreement with Seaside 88, LP (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010.)
10.12	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)
10.13	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 2, 2011.)
10.14	McLean Hospital Corporation Exclusive License Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed March 31, 2011.)
10.15	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)
10.16	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed April 6, 2011.)
10.17	Exchange Agreement with respect to Warrant issued April 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)
10.18	Exchange Agreement with respect to Warrant issued February 2011(Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011.)
10.19	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 21, 2011.)
10.20	Registration Rights Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 21, 2011.)
*10.21	Employment Agreement with Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2012.)
10.22	Consulting Agreement with Dr. James Kuo (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 6, 2012.)
*10.23	Employment Agreement with C. Evan Ballantyne (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 7, 2012.)
*10.24	Employment Agreement with Steve H. Kanzer (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012.)
10.25	Membership Interest Purchase Agreement by and among Synthetic Biologics, Inc., Hartlab LLC, and Adeona Clinical Laboratory, LLC, dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012.)
10.26	Pledge and Security Agreement between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012.)
10.27	Non-Recourse Promissory Note between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012.)
10.28	Financial Advisory Agreement with Griffin Securities, Inc. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 3, 2011 filed March 30, 2012.)
10.29	Exclusive Channel Collaboration Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 9, 2012.)

10.30	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 9, 2012.)
10.31	First Amendment to Registration Rights Agreement between Synthetic Biologics, Inc. and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 9, 2012.)
10.32	Stock Purchase Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 31, 2012.)
10.33	Registration Rights Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed October 31, 2012.)
10.34	Joinder Agreement by and among Synthetic Biologics, Inc., NRM VII Holdings I, LLC and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed October 31, 2012.)
10.35	Asset Purchase Agreement dated November 8, 2012 between Synthetic Biologics, Inc. and Prev ABR LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 13, 2012.)
*10.36	Amendment to Employment Agreement dated October 1, 2012 with Steve H. Kanzer (Incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement on Form S-1 filed December 13, 2012.)
10.37	Patent License Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012.)
10.38	Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012.)
10.39	Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013.)
10.40	First Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013.)
10.41	Second Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013.)
10.42	Third Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013.)
10.43	Fourth Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013.)
10.44	Exclusive License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013.)
10.45	Exclusive Option Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013.)
10.46	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013.)

10.47	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel dated December 5, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013.)
10.48	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013.)
10.49	First Amendment to Exclusive License Agreement. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014.)
10.50	Form of Subscription Agreement dated as of October 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014.)
10.51	Placement Agency Agreement dated October 10, 2014 between Synthetic Biologics, Inc. and William Blair & Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014.)
21	List of Subsidiaries(1)
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)(1)
31.1	Certification of Jeffrey Riley, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of C. Evan Ballantyne, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of Jeffrey Riley, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification C. Evan Ballantyne, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley Jeffrey Riley Chief Executive Officer and Director (Principal Executive Officer) Date: March 16, 2015
By:	/s/ C. Evan Ballantyne C. Evan Ballantyne Chief Financial Officer (Principal Financial and Principal Accounting Officer) Date: March 16, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2015	By: /s/ Jeffrey Riley Jeffrey Riley Chief Executive Officer and Director (Principal Executive Officer)
Date: March 16, 2015	By: /s/ Jeffrey J. Kraws Jeffrey J. Kraws Chairman
Date: March 16, 2015	By: /s/ Scott L. Tarriff Scott L. Tarriff Director
Date: March 16, 2015	By: /s/ Jeffrey Wolf Jeffrey Wolf Director