Form 10-Q
period 2015-03-31
Synthetic Biologics, Inc.
filed 2015-05-11
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015 the registrant had 73,179,307 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share amounts)

Assets	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$12,049	$17,525
Prepaid expenses and other current assets	1,574	1,548
Total Current Assets	13,623	19,073

Property and equipment, net	75	65

Deposits and other assets	18	6

Total Assets	$13,716	$19,144

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,559	$996
Accrued expenses	2,646	1,298
Warrant liabilities	10,908	6,756
Accrued employee benefits	228	538
Total Current Liabilities	15,341	9,588
Total Liabilities	15,341	9,588

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
72,725,987 issued and 72,807,469 outstanding and
72,594,626 issued and 72,513,144 outstanding	73	72
Additional paid-in capital	111,702	110,526
Accumulated deficit	(113,400)	(101,042)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	(1,625)	9,556
Non-controlling interest	-	-
Total Stockholders' Equity (Deficit)	(1,625)	9,556

Total Liabilities and Stockholders' Equity	$13,716	$19,144

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Operating Costs and Expenses:
General and administrative	$1,713	$1,122
Research and development	6,494	2,717
Total Operating Costs and Expenses	8,207	3,839

Loss from Operations	(8,207)	(3,839)

Other Income (Expense):
Change in fair value of warrant liability	(4,152)	-
Interest income	1	1
Total Other Income (Expense)	(4,151)	1

Net Loss	(12,358)	(3,838)

Net Loss Attributable to Non-controlling Interest	-	-

Net Loss Attributable to Synthetic Biologics, Inc.
and Subsidiaries	$(12,358)	$(3,838)

Net Loss Per Share - Basic and Dilutive	$(0.17)	$(0.07)

Net Loss Per Share Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(0.17)	$(0.07)

Weighted average number of shares outstanding
during the period - Basic and Dilutive	72,673,959	58,324,260

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(12,358)	$(3,838)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	827	362
Stock issued for milestone payments	350	-
Change in fair value of warrant liabilities	4,152	-
Depreciation	8	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(26)	259
Deposits and other assets	(12)	(2)
Accounts payable	563	631
Accrued liabilities	1,348	-
Accrued employee benefits	(310)	(885)
Net Cash Used In Operating Activities	(5,458)	(3,470)

Cash Flows From Investing Activities:
Purchases of property and equipment	(18)	(4)
Net Cash Used In Investing Activities	(18)	(4)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	-	4
Net Cash Provided By Financing Activities	-	4

Net decrease in cash	(5,476)	(3,470)

Cash at beginning of period	17,525	14,625

Cash at end of period	$12,049	$11,155

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a microbiome-focused, clinical-stage company developing therapeutics to protect the microbiome while targeting pathogen-specific diseases. The Company is developing an oral biologic to protect the gut microbiome (gastrointestinal (GI) microflora) from intravenous (IV) antibiotics for the prevention of C. difficile infection and an oral statin treatment to reduce the impact of methane producing organisms on irritable bowel syndrome with constipation (IBS-C). In addition, the Company is developing a monoclonal antibody combination for the treatment of Pertussis in collaboration with Intrexon Corporation (NYSE: XON), and a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Therapeutic Area	Product Candidate	Status

C. difficile infection prevention	SYN-004 (oral enzyme)	Initiated Phase 2a SYN-004 clinical trial during 1st quarter 2015; Phase 2b proof-of- concept SYN-004 clinical trial is expected to initiate during 2nd half 2015

Irritable bowel syndrome with constipation (IBS-C)	SYN-010 (oral compound)	Intend to initiate Phase 2 clinical trials during 2nd quarter of 2015; Collaboration with Cedars-Sinai Medical Center

Pertussis	SYN-005 (monoclonal antibodies)	Positive preclinical research findings reported at ECCMID in April 2015; Seeking non-dilutive funding to support clinical development of SYN-005; Collaborations with Intrexon and The University of Texas at Austin

Relapsing-remitting MS	Trimesta (oral estriol)	The lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures at the ACTRIMS-ECTRIMS Joint Meeting in September 2014; Partnership discussions ongoing pending data from University of California, Los Angeles (UCLA); MRI data review underway by UCLA

Cognitive dysfunction in MS	Trimesta (oral estriol)	Patient enrollment underway in Phase 2 clinical trial

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) as filed with the SEC. The interim results for the three months ended March 31, 2015, are not necessarily indicative of results for the full year.

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

2. Management’s Plan

The Company has incurred an accumulated deficit of $113.4 million through March 31, 2015. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond the Company’s control. These factors include the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;
•	the costs associated with additional clinical trials of product candidates;
•	the ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	the ability to achieve milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

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

Cash and cash equivalents include money market accounts of $8.5 million and $13.6 million as of March 31, 2015 and December 31, 2014, respectively, that are measured using Level 1 inputs.

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands):

	March 31, 2015	December 31, 2014
Intrexon prepaid research and development expenses	$1,060	$1,067
Prepaid insurance	140	228
Prepaid expenses	374	253
Total	$1,574	$1,548

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands):

	March 31, 2015	December 31, 2014
Computer and office equipment	$111	$93
Software	11	11
	122	104
Less accumulated depreciation	(47)	(39)
Total	$75	$65

Accrued expenses (in thousands):

	March 31, 2015	December 31, 2014
Accrued manufacturing costs	$74	$247
Accrued vendor payments	225	176
Accrued milestone payments	1,000	350
Accrued clinical consulting services	1,347	525
Total	$2,646	$1,298

5. Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of March 31, 2015, there were 682,449 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2015, there are 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2015, there are 5,420,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Expected dividends	0%	0%
Expected volatility	131%	126%
Risk free interest rate	2.03%	1.57%
Expected life of option	10 years	5 years
Expected forfeitures	0%	0%

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

During the three months ended March 31, 2015, the Company granted 550,000 options to employees having an approximate fair value of $817,000 based upon the Black-Scholes option pricing model. During the same period in 2014, the Company granted 587,500 options to employees and consultants having an approximate fair value of $1.4 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of March 31, 2015, and for the year ended December 31, 2014, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	2,382,500	$2.36
Exercised	(6,583)	$0.58
Forfeited	(304,391)	$1.93

Balance - December 31, 2014	5,981,106	$2.01	5.80 years	$685,000
Granted	550,000	$1.54
Exercised	-	$-
Forfeited	-	$-

Balance - March 31, 2015 - outstanding	6,531,106	$1.97	5.79 years	$2,628,000

Balance - March 31, 2015 - exercisable	4,168,043	$1.89	4.98 years	$1,939,000
Grant date fair value of options granted - March 31, 2015		$817,000

Weighted average grant date fair value - March 31, 2015		$1.49
Grant date fair value of options granted - December 31, 2014		$4,974,000

Weighted average grant date fair value - December 31, 2014		$2.09

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended March 31, 2015 and 2014 were $826,000 and $362,000, respectively

As of March 31, 2015, total unrecognized stock-based compensation expense related to stock options was $4.0 million, which is expected to be expensed through February 2017.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s statement of operations at each subsequent period. At March 31, 2015, the fair value of the warrant liability was $10.9 million, which represented non-cash expense of $4.2 million for the three months ended March 31, 2015. In accordance with authoritative accounting guidance, the warrant was valued on the date of grant and in subsequent periods using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	March 31, 2015	December 31, 2014	Issuance Date
Closing stock price	$2.19	$1.46	$1.75
Expected dividends	0%	0%	0%
Expected volatility	90%	90%	95%
Risk free interest rate	1.26%	1.59%	1.39%
Expected life of warrant	4.55 years	4.79 years	5 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2014	$6,756
Change in fair value of warrant liability	4,152
Balance at March 31, 2015	$10,908

As of March 31, 2015, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of March 31, 2015 were 316,522.

A summary of warrant activity for the Company for the three months ended March 31, 2015 and for the year ended December 31, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2013	1,632,501	$1.99
Granted	7,029,808	$1.75
Exercised	(232,619)	$1.47
Forfeited	(454,896)	$1.88
Balance at December 31, 2014	7,974,794	$1.80
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance at March 31, 2015	7,974,794	$1.80

A summary of all outstanding and exercisable warrants as of March 31, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.60	316,522	316,522	2.57 years	$187,000
$1.75	7,029.808	7,029,808	4.53 years	$3,903,000
$2.22	517,257	517,257	1.66 years	$-
$3.30	61,207	61,207	0.16 years	$-
$3.75	50,000	50,000	0.88 years	$-
$1.80	7,974,794	7,974,794	4.21 years	$3,280,000

7. Stockholders’ Equity (Deficit)

During the three months ended March 31, 2015, the Company issued 212,843 shares of common stock to Prev ABR LLC, with a fair value of $350,000, that was recorded as research and development expense, in consideration for achieving the first two milestones as set forth in the Asset Purchase Agreement dated November 28, 2012. In lieu of receiving any cash payment for achieving the first two milestones, Prev ABR LLC exercised its option to receive the milestone payments in shares of the Company’s common stock. The number of shares of common stock issued upon achievement of each milestone was based upon the average of the opening and closing prices of the Company’s stock on the date each milestone was achieved as specified in the Asset Purchase Agreement.

8. Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive at March 31, 2014 and 2015, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the three months ended March 31, 2015 were 6,531,106 and 7,974,794, respectively, and for the three months ended March 31, 2014 were 4,490,497 and 963,168, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in this 10-Q and as applicable in Part I, Item 1A of our Annual Report on Form 10-K.

Overview

We are a microbiome-focused, clinical-stage company developing therapeutics to protect the microbiome while targeting pathogen-specific diseases. We are developing an oral biologic to protect the gut microbiome (gastrointestinal (GI) microflora) from intravenous (IV) antibiotics for the prevention of C. difficile infection and an oral statin treatment to reduce the impact of methane producing organisms on irritable bowel syndrome with constipation (IBS-C). In addition, we are developing a monoclonal antibody combination for the treatment of Pertussis in collaboration with Intrexon Corporation (NYSE: XON), and a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS.

Product Pipeline:

Summary of Pathogen-Specific Therapy Programs:

•	C. difficile infections (CDI): We are in clinical development of a novel second-generation oral enzyme candidate, SYN-004, for co-administration with commonly used IV beta-lactam antibiotics, intended to protect the microbiome and prevent the development of and severe effects from CDI. CDIs are a leading type of hospital acquired infection (HAI) and are frequently associated with IV antibiotic treatment. Designed to be given orally and co-administered with certain IV beta-lactam antibiotics (e.g., penicillins and cephalosporins), SYN-004 is intended to protect the gut while the IV antibiotics fight the primary infection. SYN-004 is believed to not only have a similar profile to its first-generation predecessor, which demonstrated protection of the microbiome (gut flora) during treatment with certain penicillins, but also has the potential to protect the gut from a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. This worldwide market could represent a multi-billion dollar opportunity for us. In November 2014, the U.S. Patent and Trademark Office (USPTO) issued Patent No. 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. We also have an extensive patent estate on other aspects of this program which includes patent applications that could carry a term to at least 2035. In the fourth quarter of 2014, we initiated our randomized, double-blind placebo-controlled Phase 1a clinical trial, reported positive topline safety and tolerability results from the Phase 1a clinical trial, and initiated the Phase 1b clinical trial evaluating multiple ascending doses of SYN-004. In February 2015, we reported positive topline results from the Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. In March 2015, we reported positive pharmacokinetics data from both Phase 1 clinical trials, with supportive evidence that SYN-004 should have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. We also initiated a Phase 2a clinical trial to evaluate the GI antibiotic-degrading effects and the safety of SYN-004 in March 2015. The initiation of a Phase 2b proof-of-concept clinical trial is expected in the second half of 2015, with Phase 2b topline data anticipated during the second half of 2015.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

•	IBS-C: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. An investigational team led by Mark Pimentel, M.D., at CSMC discovered that SYN-010 may reduce the production of methane gas by certain gastrointestinal (GI) microorganisms. Methane produced by these organisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. SYN-010 is a modified release formulation of a statin being designed to reduce the impact of methane producing organisms on IBS-C. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010. We licensed an extensive intellectual property portfolio from CSMC including granted use patents and pending patent applications for SYN-010. Additional worldwide patent filings having composition of matter claims, which were recently filed by CSMC and licensed to us, could extend patent protection of SYN-010 to 2035. Based on guidance from the members on our IBS clinical advisory board, we plan to file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to support the initiation of Phase 2 clinical trials in the second quarter of 2015, with Phase 2 topline data anticipated during the second half of 2015.

•	Pertussis: In December 2012, in collaboration with Intrexon Corporation (NYSE: XON) (Intrexon), we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. Combining two mAbs, SYN-005 is designed to target and neutralize pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin (UT) to license the rights to certain research and pending patents related to pertussis antibodies. We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent on other pertussis mAbs from UT. According to the World Health Organization, each year, B. pertussis infection is estimated to cause up to 300,000 deaths worldwide, primarily among unvaccinated infants. Positive preclinical research findings for SYN-005 were reported in April 2014, and again in September 2014, for our proprietary mAb combination therapy for treating Pertussis, in non-human primate studies. In September 2014 we received a U.S. Orphan Drug designation for SYN-005 for the treatment of Pertussis. We intend to seek non-dilutive funding to support preclinical and clinical development of SYN-005 for prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application and the anticipated initiation of a Phase 1 clinical trial.

•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. This program is in the discovery stage and the generation of a panel of antibodies to treat this infection is ongoing.

Summary of Multiple Sclerosis Program:

•	Relapsing-Remitting MS: Patient follow-up is complete in the University of California, Los Angeles (UCLA) led Phase 2, investigator-initiated, randomized (n = 158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. In April 2014, the lead principal investigator presented positive Phase 2 topline efficacy and safety results. In September 2014, the lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston. The data as reported by the lead principal investigator for the UCLA-led Phase 2 study supported the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that improve relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition. Further analyses of the magnetic resonance imaging (MRI) data are ongoing, with topline data expected from the lead principal investigator during the first half of 2015. This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health. Annual worldwide sales of MS therapies are forecasted to be approximately $17.8 billion in 2019. We have licensed issued method of treatment patents in the U.S. for MS therapy with estriol and estriol combination therapies (including estriol with Copaxone®) from UCLA, and numerous new provisional patent applications have been filed based on the Phase 2 clinical results. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.

•	Cognitive Dysfunction in MS: Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month, UCLA-led, randomized, double-blind, placebo-controlled investigator-initiated Phase 2 clinical trial is being conducted at four sites in the United States. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations through direct funding to the lead principal investigator and we have pledged approximately $500,000 to UCLA to partially fund this trial, payable over three years. An estimated 50 - 65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment for this indication.

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $113.4 million through March 31, 2015. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Microbiome-Focused Therapies:

Our C. difficile and IBS-C programs are focused on protecting the microbiome, or our gut flora, which is home to billions of bacteria and composed of a natural balance of both “good” beneficial bacteria and “bad” pathogenic bacteria. When that natural balance of all of these bacteria is disrupted, a person’s health can be compromised.

C. difficile:

According to the Agency for Healthcare Research and Quality, aggregate costs associated with CDI related stays in the hospital were $8.2 billion in the U.S. during 2009. CDI is a rising global HAI problem in which the toxins produced by C. difficile bacteria result in antibiotic-associated diarrhea (AAD), and in the most serious cases, pseudomembranous colitis (erosion of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

CDI is a widespread and often drug resistant infectious disease. It is estimated that 1.1 million patients are infected with C. difficile annually in the U.S.*, and it has been reported that 30,000 patients die with a C. difficile infection each year. CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequent hospital acquired infection. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of CDI.

*	This information is an estimated derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading HAI that generally occurs secondary to treatment with IV antibiotics. The acquired assets include a pre-IND package for P3A (now known as SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, second generation oral beta-lactamase enzyme product candidate, SYN-004.

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

In June 2014, we formed a Clinical Advisory Board (CAB) to support development of SYN-004. The CAB is comprised of industry leaders Mark Wilcox, M.D., (Chairman), Curtis Donskey, M.D., Ciarán Kelly, M.D. and Tom Louie, M.D., all of whom are providing expertise and guidance on each aspect of the C. difficile clinical program.

In August 2014, we announced an agreement with Evonik Corporation for Good Manufacturing Practices (GMP) manufacturing of our proprietary oral beta-lactamase enzyme, SYN-004. Evonik formulated and encapsulated enterically coated SYN-004 for oral delivery for use in our Phase 1a, 1b and planned Phase 2a clinical trials, using material generated by our API manufacturer FUJIFILM Diosynth Biotechnologies UK Limited. In January 2015, we entered into an agreement with Halo Pharmaceutical (Whippany, NJ) to formulate and encapsulate enterically coated SYN-004 for oral delivery for use in our planned Phase 2b and other future clinical trials, using material generated by our Active Pharmaceutical Ingredient (API) manufacturer FUJIFILM Diosynth Biotechnologies UK Limited.

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

In March 2015, we reported positive pharmacokinetic data from both Phase 1 clinical trials, with supportive evidence that SYN-004 should have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. We also initiated a Phase 2a clinical trial to evaluate the GI antibiotic-degrading effects and the safety of SYN-004. The initiation of a Phase 2b proof-of-concept clinical trial is expected in the second half of 2015, with Phase 2b topline data anticipated during the second half of 2015.

In March 2015, we also announced that late-breaking preclinical results supporting the development of SYN-004 were accepted for poster presentation at Digestive Disease Week® (DDW) 2015 in Washington DC in May 2015. The late-breaking abstract title is “SYN-004, a Clinical Stage Oral Beta-Lactamase Therapy, Protects the Intestinal Microflora from Antibiotic-Mediated Damage in Humanized Pigs.”

In April 2015, we announced that clinical data supporting the development of SYN-004 were selected for poster presentation at the 115th General Meeting of the American Society of Microbiology (ASM2015) in New Orleans, LA in May-June 2015. The abstract title is “Clinical Evaluation of SYN-004, an Oral Beta-Lactamase Therapy for the Prevention of Antibiotic-Induced Disruption of Intestinal Microflora.” A second poster featured data that support expanding the development of therapeutics designed to protect the microbiome from all beta-lactam antibiotics for the prevention of C. difficile infection, beyond penicillins and cephalosporins was also selected. The abstract title is “Development of Therapeutic Agents that Protect the Colonic Microflora from All Beta-Lactam Antibiotics for the Prevention of Clostridium difficile Infection.”

C. difficile: Intellectual Property

In November 2014, the USPTO issued U.S. Patent 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. In addition to this newly granted patent, we have numerous related granted and pending U.S. and international patent applications that are central to our intellectual property estate. Further, we continue to grow our intellectual property estate with new filings, many of which would expire in at least 2035, if granted.

IBS-C:

Irritable Bowel Syndrome (IBS) is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. According to reports published by The International Foundation for Functional Gastrointestinal Disorders (IFFGD), IBS affects an estimated 10 to 15 percent of the population, or as many as 40 million Americans. The illness affects both men and women; two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS, including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-A (alternating diarrhea and constipation). The development of SYN-010 is an oral treatment intended to reduce the impact of methane producing organisms on IBS-C.

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration (“Second ECC”) with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. Utilizing Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix TM platform for rapid discovery of fully human mAbs and the LEAP® cell processing station, our initial efforts have targeted three infectious disease indications.** To date, we have initiated development of mAb therapies for the treatment of Pertussis and Acinetobacter infections.

**mAbLogixTM and LEAP® are trademarks of Intrexon Corporation.

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

We intend to seek non-dilutive funding to support additional preclinical and clinical development of SYN-005 for the prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application, and the anticipated initiation of a Phase 1 clinical trial.

In April 2015, preclinical efficacy data that support advancing SYN-005 toward the clinic were presented in two poster presentations at the European Congress of Clinical Microbiology and Infectious Diseases meeting (ECCMID) 2015 in Copenhagen, Denmark. The data suggest that SYN-005 has therapeutic potential to diminish morbidity, long-term complications and mortality from Pertussis in critically ill infants. In addition, the data support a prophylactic approach for use in newborns that has the potential to save thousands of lives annually, particularly in the developing world where the unmet need is greatest.

Pertussis: Intellectual Property

We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent and patents pending on other pertussis mAbs from UT.

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

Relapsing-Remitting MS: Clinical Development

Trimesta (oral estriol) is being developed as an adjunctive once-daily treatment for relapsing-remitting MS in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial to study the therapeutic effects of 8 mg of oral Trimesta taken daily in non-pregnant female relapsing-remitting MS patients was completed in the U.S. The total volume and number of gadolinium-enhancing lesions were measured by brain MRI (an established neuroimaging measure of disease activity in MS). Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p = 0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels. Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsing-remitting MS patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores. The study was published by the lead principal investigator in Ann Neurol. 2002 Oct;52(4):421-8.

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

Specifically, Dr. Voskuhl reported the following results:

(i)	Annualized relapse rate: A 47% reduction in annualized relapse rate in the Trimesta+Copaxone® arm as compared to the placebo+Copaxone® arm (active control arm) at 12 months of therapy (p = 0.02), meeting the primary endpoint of the trial. These improvements in annualized relapse rate were sustained during the 24 months of therapy. When compared to the placebo+Copaxone® arm at 24 months, the Trimesta+Copaxone® arm demonstrated a 32% lower relapse rate (p = 0.11).

(ii)	Cognitive disability: Patients in the Trimesta+Copaxone® arm who had Paced Auditory Serial Addition Test (PASAT) scores lower than 55 before treatment (PASAT scale maximum of 60) experienced an approximately 12%, or 6 point, improvement in cognitive scores within 12 months of treatment (p < 0.05). This improvement from baseline was sustained throughout the 24 month study. In addition, a significantly larger proportion of patients in the Trimesta+Copaxone® arm demonstrated sustained improvement in cognition during the entire 24 month period, as approximately 33% of the patients showed sustained improvement of at least 3 points during this time period, compared to only about 21% in the placebo+ Copaxone® arm (p < 0.05).

(iii)	Physical disability: Expanded Disability Status Scale (EDSS) scores in the Trimesta+Copaxone® arm significantly improved during 24 month follow-up by at least 0.5 point (p = 0.03) compared to the placebo+Copaxone® arm which experienced no change in EDSS scores. The between group difference showed a positive trend (p = 0.25). The 25 foot walk test showed a significant difference, while the patients in the Trimesta+Copaxone® arm were stable during the study, those in the active control arm did worse. The between group difference (p = 0.02).

In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® demonstrated a strong safety profile and was well tolerated by women in the study. Further analyses of the MRI data are ongoing by UCLA, with topline data expected from the lead principal investigator during the second quarter of 2015. We are engaging with the neurology community and potential strategic partners, as we determine next steps for Trimesta.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2014 Form 10-K.

Results of Operations

Three Months Ended March 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses increased to $1.7 million for the three months ended March 31, 2015, from $1.1 million for the three months ended March 31, 2014.  This increase of 53% is primarily the result of increased employee costs, audit fees related to the additional procedures required under the accelerated filer status and stock compensation expense for the three months ended March 31, 2015. The charge relating to non-cash stock-based compensation expense was $582,000 for the three months ended March 31, 2015, compared to $255,000 for the three months ended March 31, 2014.

Research and Development Expenses

Research and development expenses increased by 139% to $6.5 million for the three months ended March 31, 2015, from $2.7 million for the three months ended March 31, 2014. This increase is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our pathogen-specific microbiome-focused pipeline, including our C. difficile, IBS-C and Pertussis programs. Research and development expenses also include a $1.0 million expense for achieving the third milestone as set forth in the Asset Purchase Agreement with Prev ABR LLC, dated November 28, 2012. Prev ABR LLC exercised its option to receive the milestone payment in shares of our common stock that were issued in April 2015. The charge relating to non-cash stock-based compensation expense was $246,000 for the three months ended March 31, 2015, compared to $107,000 for the three months ended March 31, 2014.

Other Income (Expense)

Other expense was $4.2 million for the three months ended March 31, 2015, compared to other income of $1,000 for the three months ended March 31, 2014. Other expense for the three months ended March 31, 2015 is primarily due to non-cash expense of $4.2 million from the change in fair value of warrants. The increase in the fair value of the warrants was due to the increase in our stock price from the previous period. There was no non-cash expense relating to fair value of warrants for the three months ended March 31, 2014.

Net Loss

Our net loss was $12.4 million, or $0.17 per common share for the three months ended March 31, 2015, compared to a net loss of $3.8 million, or $0.07 per common share for the three months ended March 31, 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $12.0 million as of March 31, 2015, a decrease of $5.5 million from December 31, 2014. During the three months ended March 31, 2015, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $12.4 million for the three months ended March 31, 2015.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $113.4 million through March 31, 2015. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

Several factors will affect our ability to raise additional funding, including, but not limited to, market volatility of our common stock, continued market listing of our common stock and economic conditions affecting the public markets. If our common stock is delisted from the NYSE MKT, the liquidity of our common stock could be impaired, and prices for the shares of our common stock could be lower than might otherwise prevail. These factors could be negatively impacted by the matters discussed under this heading and under the caption “Risk Factors”, included herein; also see “Risk Factors” in our 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2015, our cash and cash equivalents consisted primarily of money market securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015. There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2014, other than as set forth below.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business.

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. As of March 31, 2015, our accumulated deficit totaled approximately $113.4 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

RISKS RELATING TO OUR STOCK

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE MKT.

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, as outlined in the NYSE MKT Exchange Company Guide. At March 31, 2015, we had a stockholders’ deficit of $1.6 million. The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock due to our lack of minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015 we issued 212,843 shares of our common stock to Prev ABR, LLC in connection with an asset purchase agreement that we executed on November 8, 2012 (the “Asset Purchase Agreement”) with Prev ABR, LLC upon the attainment of certain milestones in connection with the Asset Purchase Agreement.  At the time of issuance, the shares of common stock had not been registered under the Securities Act of 1933, as amended, and therefore could  not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act, based on our belief that the offer and issuance of such shares of common stock did not involve a public offering as the purchaser of the common stock and its beneficial owners are “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation had been involved in the offering.  On April 20, 2015, a registration statement registering the shares of common stock was declared effective by the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Employment Agreement with Steven A. Shallcross dated April 28, 2015 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 4, 2015.)

10.2	Severance Agreement with C. Evan Ballantyne dated effective April 29, 2015 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 4, 2015.)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2015

By:	/s/ C. Evan Ballantyne
C. Evan Ballantyne
Chief Financial Officer
(Principal Financial Officer)
Date: May 11, 2015

