Form 10-Q
period 2015-06-30
Synthetic Biologics, Inc.
filed 2015-08-10
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-12584

SYNTHETIC BIOLOGICS, INC.

(Name of small business issuer in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9605 Medical Center Drive, Suite 270
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

As of August 6, 2015 the registrant had 88,515,086 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,757	$17,525
Prepaid expenses and other current assets	6,955	1,548
Total Current Assets	11,712	19,073

Property and equipment, net	107	65

Deposits and other assets	18	6

Total Assets	$11,837	$19,144

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$8,686	$996
Accrued expenses	1,615	1,298
Warrant liabilities	14,803	6,756
Accrued employee benefits	394	538
Total Current Liabilities	25,498	9,588
Total Liabilities	25,498	9,588

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 73,260,787 issued and 73,179,305 outstanding and 72,594,626 issued and 72,513,144 outstanding	73	72
Additional paid-in capital	113,289	110,526
Accumulated deficit	(127,023)	(101,042)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	(13,661)	9,556
Non-controlling interest	-	-
Total Stockholders' Equity (Deficit)	(13,661)	9,556

Total Liabilities and Stockholders' Equity (Deficit)	$11,837	$19,144

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Operating Costs and Expenses:
General and administrative	$2,222	$1,814	$3,935	$2,936
Research and development	7,508	2,837	14,002	5,554
Total Operating Costs and Expenses	9,730	4,651	17,937	8,490

Loss from Operations	(9,730)	(4,651)	(17,937)	(8,490)

Other Income (Expense):
Change in fair value of warrant liability	(3,895)	-	(8,047)	-
Other income	-	95	-	95
Interest income	2	-	3	1
Total Other Income (Expense)	(3,893)	95	(8,044)	96

Net Loss	(13,623)	(4,556)	(25,981)	(8,394)

Net Loss Attributable to Non-controlling Interest	-	-	-	-

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(13,623)	$(4,556)	$(25,981)	$(8,394)

Net Loss Per Share - Basic and Dilutive	$(0.19)	$(0.08)	$(0.36)	$(0.14)

Net Loss Per Share Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(0.19)	$(0.08)	$(0.36)	$(0.14)

Weighted average number of shares outstanding during the period - Basic and Dilutive	72,736,829	58,453,528	72,674,650	58,348,153

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(25,981)	$(8,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,413	1,217
Stock issued for milestone payments	1,350	-
Change in fair value of warrant liabilities	8,047	-
Depreciation	19	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,407)	202
Deposits and other assets	(12)	(2)
Accounts payable	7,690	937
Accrued liabilities	317	(732)
Accrued employee benefits	(144)	-
Net Cash Used In Operating Activities	(12,708)	(6,765)

Cash Flows From Investing Activities:
Purchases of property and equipment	(61)	(21)
Net Cash Used In Investing Activities	(61)	(21)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	1	4
Net Cash Provided By Financing Activities	1	4

Net decrease in cash	(12,768)	(6,782)

Cash at beginning of period	17,525	14,625

Cash at end of period	$4,757	$7,843

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical-stage company developing therapeutics to protect the microbiome while targeting pathogen-specific diseases. The Company’s lead candidates in Phase 2 development include SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection and antibiotic-associated diarrhea (AAD), and SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat the underlying cause of irritable bowel syndrome with constipation (IBS-C). In addition, the Company is developing a Phase 2 oral estriol drug, Trimesta™, for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS, and in collaboration with Intrexon Corporation (NYSE:XON), a preclinical stage monoclonal antibody combination for the treatment of Pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Therapeutic Area	Product Candidate	Status

C. difficile infection and AAD prevention	SYN-004 (oral enzyme)	Phase 2

IBS-C	SYN-010 (oral compound)	Phase 2

Relapsing-remitting MS	Trimesta (oral estriol)	Phase 2

Cognitive dysfunction in MS	Trimesta (oral estriol)	Phase 2

Pertussis (whooping cough)	SYN-005 (monoclonal antibodies)	Preclinical

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) as filed with the SEC. The interim results for the three and six months ended June 30, 2015, are not necessarily indicative of results for the full year.

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

The Company has incurred an accumulated deficit of $127.0 million through June 30, 2015. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of research activities;
•	the number and scope of research programs;
•	the progress of preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;
•	costs associated with additional clinical trials of product candidates;
•	the ability to maintain current research and development licensing arrangements and to establish new research and development, and licensing arrangements;
•	the ability to achieve milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce material for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

Cash and cash equivalents include money market accounts of $3.6 million and $13.6 million as of June 30, 2015 and December 31, 2014, respectively, that are measured using Level 1 inputs.

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

4.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30, 2015	December 31, 2014
Intrexon prepaid research and development expenses	$1,049	$1,067
Prepaid Clinical Research Organization expenses	5,458	-
Prepaid insurance	133	228
Other prepaid expenses	315	253
Total	$6,955	$1,548

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	June 30, 2015	December 31, 2014
Computer and office equipment	$154	$93
Software	11	11
	165	104
Less accumulated depreciation	(58)	(39)
Total	$107	$65

Accrued Expenses (in thousands)

	June 30, 2015	December 31, 2014
Accrued manufacturing costs	$105	$247
Accrued vendor payments	470	176
Accrued milestone payments	-	350
Accrued clinical consulting services	1,040	525
Total	$1,615	$1,298

5.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of June 30, 2015, there were 671,607 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2015, there were 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 6,000,000 to 8,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. There is no limit on the number or the value of the shares with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one year period. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2015, there were 6,367,498 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Exercise price	$2.04 - $2.73	$2.52 - $2.91	$1.54 - $2.73	$2.52 - $2.91
Expected dividends	0%	0%	0%	0%
Expected volatility	88% - 128%	106% - 150%	88% - 131%	106% - 150%
Risk free interest rate	1.32% - 2.19%	1.73% - 2.73%	1.32% - 2.19%	1.57% - 2.73%
Expected life of option	5 years - 10 years	5 years - 10 years	5 years - 10 years	5 years - 10 years
Expected forfeitures	0%	0%	0%	0%

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

During the six months ended June 30, 2015, the Company granted 1,800,000 options to employees having an approximate fair value of $3.2 million based upon the Black-Scholes option pricing model. During the same period in 2014, the Company granted 1,732,500 options to employees having an approximate fair value of $4.1 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of June 30, 2015, and for the year ended December 31, 2014, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	2,382,500	$2.36
Exercised	(6,583)	$0.58
Forfeited	(304,391)	$1.93

Balance - December 31, 2014	5,981,106	$2.01	5.80 years	$685,000
Granted	1,800,000	$2.00
Exercised	(10,842)	$0.09
Forfeited	(302,502)	$1.92

Balance – June 30, 2015 - outstanding	7,467,762	$2.01	5.79 years	$6,319,000

Balance – June 30, 2015 - exercisable	4,515,532	$1.92	5.51 years	$4,283,000
Grant date fair value of options granted - June 30, 2015		$3,245,000

Weighted average grant date fair value - June 30, 2015		$1.80
Grant date fair value of options granted - December 31, 2014		$4,974,000

Weighted average grant date fair value - December 31, 2014		$2.09

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended June 30, 2015 and 2014 was $587,000 and $855,000, respectively and $1,413,000 and $1,217,000 for the six month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, total unrecognized stock-based compensation expense related to stock options was $5.3 million, which is expected to be expensed through October 2017.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s statement of operations at each subsequent period. At June 30, 2015, the fair value of the warrant liability was $14.8 million, which represented non-cash expense of $3.9 million and $8.1 million for the three months and six months ended June 30, 2015, respectively. In accordance with authoritative accounting guidance, the warrant was valued on the date of grant and in subsequent periods using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	June 30, 2015	March 31, 2015	December 31, 2014	Issuance Date
Closing stock price	$2.85	$2.19	$1.46	$1.75
Expected dividends	0%	0%	0%	0%
Expected volatility	90%	90%	90%	95%
Risk free interest rate	1.41%	1.26%	1.59%	1.39%
Expected life of warrant	4.30 years	4.55 years	4.79 years	5 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2014	$6,756
Change in fair value of warrant liability	8,047
Balance at June 30, 2015	$14,803

As of June 30, 2015, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of June 30, 2015 were 316,522.

A summary of warrant activity for the Company for the six months ended June 30, 2015 and for the year ended December 31, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2013	1,632,501	$1.99
Granted	7,029,808	$1.75
Exercised	(232,619)	$1.47
Forfeited	(454,896)	$1.88
Balance at December 31, 2014	7,974,794	$1.80
Granted	-	$-
Exercised	-	$-
Forfeited	(61,207)	$3.30
Balance at June 30, 2015	7,913,587	$1.79

A summary of all outstanding and exercisable warrants as of June 30, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.60	316,522	316,522	2.32 years	$396,000
$1.75	7,029.808	7,029,808	4.28 years	$7,732,000
$2.22	517,257	517,257	1.41 years	$326,000
$3.75	50,000	50,000	0.63 years	$-
$1.79	7,913,587	7,913,587	3.99 years	$8,454,000

7.	Stockholders’ Equity (Deficit)

During the six months ended June 30, 2015, the Company issued 655,321 shares of common stock to Prev ABR LLC, with a fair value of $1,350,000, that was recorded as research and development expense, in consideration for achieving the first three milestones as set forth in the Asset Purchase Agreement dated November 28, 2012. In lieu of receiving any cash payment for achieving the first three milestones, Prev ABR LLC exercised its option to receive the milestone payments in shares of the Company’s common stock. The number of shares of common stock issued upon achievement of each milestone was based upon the average of the opening and closing prices of the Company’s stock on the date each milestone was achieved as specified in the Asset Purchase Agreement. Also, during the six months ended June 30, 2015, the Company issued 10,842 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $1,000.

8.	Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. All common equivalent shares were anti-dilutive at June 30, 2015 and 2014, as such there is no separate computation for diluted loss per share. The number of options and warrants for the purchase of common stock, that were excluded from the computations of net loss per common share for the six months ended June 30, 2015 were 7,467,762 and 7,913,587, respectively, and for the six months ended June 30, 2014 were 5,331,106 and 944,986, respectively.

9.	Subsequent Event

On August 10, 2015, Synthetic Biologics, Inc. expanded its relationship with Intrexon Corporation (“Intrexon”) and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with phenylketonuria (PKU). The Company has agreed to pay Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015, within ten days of approval of the issuance by the NYSE MKT. In addition, upon the achievement of the certain milestones, the Company agreed to pay Intrexon milestone payments of up to $27 million for each product developed. The Company will pay Intrexon royalties on annual net sales of Collaboration Products, calculated on a product-by-product basis equal to a percent of net sales (ranging from mid-single digits on the first $100 million of net sales to mid-teen digits on net sales in excess of $750 million).

On July 21, 2015, the Company completed a public offering of 15.3 million shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds to the Company, after deducting the underwriters' discount and other estimated expenses, were approximately $42.6 million.

On July 8, 2015, Putney Drug Corp, a subsidiary of the Company, and The Regents of the University of California (“The Regents”), entered into an amendment to their License Agreement, dated July 11, 2005 (as amended previously), and an amendment to their Clinical Trial Agreement (“CTA”), dated as of April 29, 2010.The amended License Agreement grants Licensee licenses under additional patent rights and other intellectual property of The Regents, including related know-how, not currently licensed to the Licensee, which is related to the use of Estriol (and related compounds) for the treatment, prevention or palliation of any autoimmune disease, condition or indication, including, without limitation, multiple sclerosis (the “Field of Use”). In addition, The Regents agreed in the CTA Amendment to provide to the Licensee and, as directed by the Licensee, to its third party consultants, all data and results (redacted for patient-identifying information) from the prior clinical trial study under the CTA (the “Documentation”). The Licensee agreed to fund the costs of the analysis by a third party contractor of the data it receives and to reimburse The Regents for its costs, including overhead, in preparing the databases and materials for access by Licensee. The Licensee has also agreed to use commercially reasonable efforts to seek and obtain a development and commercialization partner for Estriol in the Field of Use, within twelve months of the Effective Date.

The Licensee was also granted certain rights of first negotiation to expand the Field of Use to other indications and uses. If the Licensee does not find a development partner that is a pharmaceutical company with annual net sales of at least $100 million (a “Development Partner”) to develop Licensed Products (as defined in the License Agreement) in at least the U.S or Europe within 12 months of the Effective Date, the Licensee will continue to retain rights to the Licensed Products in the Field of Use, and will have 25 months after the Effective Date to initiate a Phase 3 clinical trial. If the Licensee licenses its rights in the Licensed Products (as defined in the License Agreement) to a Development Partner within 12 months of the Effective Date then the diligence obligations will be adjusted as follows: (a) within 24 months of the delivery to Licensee of all patient name redacted MRI image and electronic data created under the clinical study on Estriol conducted under the CTA the Development Partner shall complete all clinical trials requested by the U.S. Food and Drug Administration (the “FDA”) to be completed prior to initiating Phase 3 clinical trials; and (b) the Development Partner must initiate a Phase 3 clinical trial on a Licensed Product within 6 months of completing the trials covered in (a) above. The above time frames are subject to reasonable extensions for delays caused by regulatory issues out of the Development Partners’ control. In consideration of the rights received, Licensee agreed to additional one-time milestone payments (for Licensee’s achievement of certain milestone events) of (i) $2 million upon dosing the first patient in the first Phase 3 clinical trial; (ii) $3 million upon filing a New Drug Application (an “NDA”) with the FDA for a Licensed product; (iii) $1.5 million upon approval by the FDA of the NDA; (iv) $1.5 million upon achievement of $50 million in annual Net Sales (as defined in the License Agreement) for a License Product; and (v) $3 million upon achievement of $100 million in annual Net Sales for a Licensed Product. The Licensee also agreed to pay to The Regents 40% of sublicensing income payments received based on sublicensing, which includes all consideration received from a Sublicensee (as defined in the License Agreement) including milestone payments, sales-based payments, upfront license payments, but subject to certain exceptions; provided , however sublicensing fee payments will not be less than 5% of the Net Sales of the Licensed Products or Licensed Methods (as defined in the License Agreement) by the Sublicensee or other specified entities. The Licensee agreed to pay The Regents an earned royalty equal to 7% of the Net Sales (as defined in the License Agreement) for Licensee’s sales of Licensed Products and Licensed Methods. If the Licensee incurs Development Costs (as defined in the License Amendment) in the aggregate of $14 million following the Effective Date, then thereafter the Sublicense Percentage (as defined in the License Amendment) will be reduced by one percentage point for each $4 million of additional Development Costs incurred, provided, that the Sublicense Percentage may never fall below 25%. The parties also entered into a mutual release.

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

Overview

We are a clinical-stage company developing therapeutics to protect the microbiome while targeting pathogen-specific diseases. Our lead candidates in Phase 2 development include SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection and antibiotic-associated diarrhea (AAD), and SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat the underlying cause of irritable bowel syndrome with constipation (IBS-C). In addition, we are developing a Phase 2 oral estriol drug, Trimesta™, for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS, and in collaboration with Intrexon Corporation (NYSE:XON), a preclinical stage monoclonal antibody combination for the treatment of Pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline:

Summary of Microbiome Programs:

•	C. difficile infections (CDI): We are in clinical development of a novel second-generation oral enzyme, SYN-004, to degrade commonly used IV beta-lactam antibiotics in the GI tract, intended to protect the microbiome and prevent the development of and severe effects from CDI and AAD. CDIs are a leading type of hospital acquired infection (HAI) and are frequently associated with IV antibiotic treatment. Designed to be given orally and co-administered with certain IV beta-lactam antibiotics (e.g., penicillins and cephalosporins), SYN-004 is intended to protect the gut while the IV antibiotics fight the primary infection. SYN-004 is believed to not only have a similar profile to its first-generation predecessor, which demonstrated protection of the microbiome (gut flora) during treatment with certain penicillins, but also has the potential to protect the gut from a broader spectrum of IV beta-lactam antibiotics. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. This worldwide market could represent a multi-billion dollar opportunity for us. In November 2014, the U.S. Patent and Trademark Office (USPTO) issued Patent No. 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. We also have an extensive patent estate on other aspects of this program which includes patent applications that could carry a term to at least 2035. In the fourth quarter of 2014, we initiated our randomized, double-blind placebo-controlled Phase 1a clinical trial, reported positive topline safety and tolerability results from the Phase 1a clinical trial, and initiated the Phase 1b clinical trial evaluating multiple ascending doses of SYN-004. In February 2015, we reported positive topline results from the Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. In March 2015, we reported positive pharmacokinetics data from both Phase 1 clinical trials, with supportive evidence that SYN-004 should have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. In March 2015, we also initiated a Phase 2a clinical trial to evaluate the GI antibiotic-degrading effects and the safety of SYN-004. In June 2015, the first participant was dosed in a second Phase 2a clinical trial of SYN-004, to evaluate the GI antibiotic-degrading effects and the safety of SYN-004, in the presence of the proton pump inhibitor (PPI), esomeprazole. Topline data is expected from the first Phase 2a clinical trial during the third quarter of 2015, and from the second Phase 2a clinical trial during the second half of 2015. In July 2015, we reported data from the first four of 12 expected participants in the first Phase 2a open-label clinical trial; the data showed that SYN-004 degraded IV ceftriaxone in the chyme of the four healthy participants with functioning ileostomies without affecting the ceftriaxone in the bloodstream. The initiation of a Phase 2b proof-of-concept clinical trial of SYN-004 is expected in the third quarter of 2015. This randomized, placebo-controlled clinical trial is expected to enroll approximately 370 patients at up to 75 global clinical sites. An interim analysis of blinded data from the Phase 2b clinical trial is anticipated during the second half of 2015. The initiation of pivotal Phase 3 clinical trial(s) are anticipated during 2016.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

•	IBS-C: In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) for the right to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. SYN-010 is our proprietary modified-release formulation of the classic statin, lovastatin, that is intended to reduce methane-production by certain microorganisms (M. smithii) in the gut while minimizing disruption to the microbiome. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the cause of IBS-C, not just the symptoms. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that lovastatin may reduce the production of methane gas by certain gastrointestinal (GI) microorganisms. Methane produced by these organisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. In May 2015, preclinical results were presented in a poster at Digestive Disease Week® (DDW) 2015 demonstrating that lovastatin prevented proliferation of methanogens in the small intestines of rats with minimal impact on remaining microbiome. In his practice, Dr. Pimentel translated the use of statins to reduce methane in humans by evaluating commercial lovastatin formulations in select IBS-C patients, demonstrating that lovastatin prevented methane production by methanogens in human stool. Using stringent disease diagnosis criteria to ensure market relevance and a population most likely to receive a diagnosis and prescription drug treatment, there are an estimated 40.7 million cases of IBS reported in the U.S., Europe and Japan, and it has been reported that up to 20 percent of all IBS patients have IBS-C. The estimated global sales for IBS therapeutics for 2015 are $669.3 million, and global sales are expected to be greater than $1.5 billion in 2023*. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010. We licensed an intellectual property portfolio from CSMC including granted use patents and pending patent applications for SYN-010. Additional worldwide patent filings having composition of matter claims, which were recently filed by CSMC and licensed to us, could extend patent protection of SYN-010 to 2035. Our Investigational New Drug (IND) application was submitted to the U.S. Food and Drug Administration (FDA) in May 2015. In June 2015, we initiated our first Phase 2 placebo-controlled clinical trial of SYN-010. This clinical trial is expected to enroll approximately 60 patients who will be randomly assigned in a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups and a placebo group. Patients are scheduled to receive single oral doses of SYN-010 each day for 28 days. The primary objective of this clinical trial is to evaluate the change from baseline in breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two formulations of SYN-010 compared with placebo. Secondary endpoints include Improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. We anticipate reporting topline results from the first Phase 2 clinical trial during the second half of 2015. We also anticipate initiating the second SYN-010 Phase 2 clinical trial during the second half of 2015, with topline results from this trial expected during the first half of 2016. The primary endpoint of the second Phase 2 is to evaluate the ability of SYN-010 to sustain the reduction in breath methane levels, and secondary endpoints include evaluating pain, bloating and CSBM. The initiation of pivotal Phase 3 clinical trial(s) are anticipated during 2016.

*	GlobalData, Irritable Bowel Syndrome - Global Drug Forecast and Market Analysis to 2023, December 2014

Summary of Multiple Sclerosis Program:

•	Relapsing-Remitting MS: We have licensed issued method of treatment patents in the U.S. for MS therapy with estriol and estriol combination therapies (including estriol with Copaxone®) from University of California, Los Angeles (UCLA). In April 2014, positive Phase 2 topline efficacy and safety results was presented by the lead principal investigator of the UCLA Phase 2 investigator initiated randomized (n=158) double-blinded placebo trial which evaluated our drug candidate, Trimesta, in woman with relapsing remitting MS at 16 sites in the U.S. In September 2014, the lead principal investigator presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston. The data as reported by the lead principal investigator for the UCLA-led Phase 2 study supported the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that improve relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition. Numerous new provisional patent applications have been filed based on the Phase 2 clinical results. This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the National Multiple Sclerosis Society (NMSS) in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health. Annual worldwide sales of MS therapies are forecasted to be approximately $17.8 billion in 2019. In July 2015, through our wholly owned subsidiary, we entered into amended license and clinical trial agreements with The Regents of UCLA. We were also informed by UCLA that MRI analyses are ongoing to evaluate changes in the brain that correlate with improvements seen in clinical outcomes, and we expect to report topline MRI data 30 days following our receipt of this data from UCLA. We continue to engage the neurology community and potential strategic partners, as we determine next steps for Trimesta.

•	Cognitive Dysfunction in MS: Trimesta is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month, UCLA-led, randomized, double-blind, placebo-controlled investigator-initiated Phase 2 clinical trial is being conducted at four sites in the United States. The primary endpoint is the effect on cognitive function as assessed by Paced Auditory Serial Addition Test (PASAT). Patient enrollment is ongoing. The majority of the costs of this trial are being funded by grants from foundations and charitable organizations through direct funding to the lead principal investigator and we have pledged approximately $500,000 to UCLA to partially fund this trial, payable over three years. An estimated 50 - 65% of MS patients are expected to develop disabilities due to cognitive dysfunction and there is currently no approved treatment for this indication.

Summary of Pathogen-Specific Therapy Programs:

•	Pertussis: In December 2012, in collaboration with Intrexon Corporation, we initiated development of a monoclonal antibody (mAb) therapy for the treatment of Pertussis infections, more commonly known as whooping cough. Combining two mAbs, SYN-005 is designed to target and neutralize pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin (UT) to license the rights to certain research and pending patents related to pertussis antibodies. We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent on other pertussis mAbs from UT. According to the World Health Organization, each year, B. pertussis infection is estimated to cause up to 300,000 deaths worldwide, primarily among unvaccinated infants. Positive preclinical research findings for SYN-005 were reported in April 2014, and again in September 2014, for our proprietary mAb combination therapy for treating Pertussis, in non-human primate studies. In September 2014 we received a U.S. Orphan Drug designation for SYN-005 for the treatment of Pertussis. In April 2015, positive preclinical findings were reported in two posters at ECCMID 2015 (European Congress of Clinical Microbiology and Infectious Diseases). We are seeking non-dilutive funding to support preclinical and clinical development of SYN-005 for prophylaxis and treatment of Pertussis, including the anticipated filing of an IND application and the anticipated initiation of a Phase 1 clinical trial.

•	Phenylketonuria (PKU): In August 2015, we entered into a third worldwide exclusive channel collaboration with Intrexon through which we intend to develop and commercialize novel biotherapeutics for the treatment of patients with PKU. We will utilize Intrexon’s ActoBiotics™ platform providing a proprietary method of delivering therapeutic protein and peptides to the gastrointestinal tract through food-grade microbes. This program is in the discovery stage.

•	Acinetobacter infections: In September 2012, in collaboration with Intrexon, we initiated efforts to develop a mAb therapy for the treatment of Acinetobacter infections. Many strains of Acinetobacter are multidrug-resistant and pose an increasing global threat to hospitalized patients, wounded military personnel and those affected by natural disasters. A treatment for Acinetobacter infections represents a billion dollar market opportunity. This program is in the discovery stage and the generation of a panel of antibodies to treat this infection is ongoing.

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have approximately 100 U.S. and foreign patents and over 55 U.S. and foreign patents pending.

Recent Developments

On August 10, 2015, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. We have agreed to pay Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015, within ten days of approval of the issuance by the NYSE MKT. In addition, upon the achievement of certain milestones, we agreed to pay Intrexon milestone payments of up to $27 million for each product developed. We will pay Intrexon royalties on annual net sales of Collaboration Products, calculated on a product-by-product basis equal to a percent of net sales (ranging from mid-single digits on the first $100 million of net sales to mid-teen digits on net sales in excess of $750 million).

On July 21, 2015, we completed a public offering of 15.3 million shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds, after deducting the underwriters' discount and other estimated expenses, were approximately $42.6 million.

On July 8, 2015, Putney Drug Corp., our subsidiary, and The Regents of UCLA, entered into an amendment to the License Agreement, dated July 11, 2005 (as amended previously), and an amendment to the Clinical Trial Agreement, dated as of April 29, 2010.

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $127.0 million through June 30, 2015. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

Pipeline Programs and Therapeutic Areas

Microbiome-Focused Programs

We are developing therapeutics to protect the microbiome while targeting pathogen-specific diseases. Our lead candidates in Phase 2 development include SYN-004 which is designed to protect the gut microbiome (GI microflora) from the effects of certain commonly used IV antibiotics for the prevention of C. difficile infection and AAD, and SYN-010 which is intended to reduce the impact of methane producing organisms in the gut microbiome to treat the underlying cause of IBS-C.

Our C. difficile and IBS-C programs are focused on protecting the microbiome, or our gut flora, which is home to billions of bacteria and composed of a natural balance of both “good” beneficial bacteria and “bad” pathogenic bacteria. When that natural balance of all of these bacteria is disrupted, a person’s health can be compromised.

C. difficile – SYN-004:

According to the Agency for Healthcare Research and Quality, aggregate costs associated with CDI related stays in the hospital were $8.2 billion in the U.S. during 2009. CDI is a rising global HAI problem in which the toxins produced by C. difficile bacteria result in antibiotic-associated diarrhea (AAD), and in the most serious cases, pseudomembranous colitis (severe inflammation of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

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

C. difficile: Acquisition of Clinical-Stage Program

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading HAI that generally occurs secondary to treatment with IV antibiotics. The acquired assets include a pre-IND package for P3A (now known as SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and foreign patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, second generation oral beta-lactamase enzyme product candidate, SYN-004.

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

In June 2014, we formed a Clinical Advisory Board (CAB) to support development of SYN-004. The CAB is comprised of industry leaders Mark Wilcox, M.D., (Chairman), Curtis Donskey, M.D., Ciarán Kelly, M.D. and Tom Louie, M.D., all of whom are providing expertise and guidance on aspects of the C. difficile clinical program.

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

In March 2015, we also initiated a Phase 2a clinical trial to evaluate the GI antibiotic-degrading effects and the safety of SYN-004. In July 2015, we reported data from the first four of 12 expected participants in the first Phase 2a open-label clinical trial; the data showed that SYN-004 degraded IV ceftriaxone in the chyme of the four healthy participants with functioning ileostomies without affecting the ceftriaxone in the bloodstream. Topline data is expected from the first Phase 2a clinical trial during the third quarter of 2015.

In June 2015, the first participant was dosed in a second Phase 2a clinical trial of SYN-004, to evaluate the GI antibiotic-degrading effects and the safety of SYN-004, in the presence of the proton pump inhibitor (PPI), esomeprazole. Topline data is expected from the second Phase 2a clinical trial during the second half of 2015.

The initiation of a Phase 2b proof-of-concept clinical trial of SYN-004 is expected in the third quarter of 2015. This randomized, placebo-controlled clinical trial is expected to enroll approximately 370 patients at up to 75 global clinical sites. An interim analysis (IA) of blinded data from the Phase 2b clinical trial is anticipated during the second half of 2015, and will be conducted as soon as prespecified criteria are fulfilled. The IA will be performed by an independent data monitoring committee.

The initiation of pivotal Phase 3 clinical trial(s) are anticipated during 2016.

C. difficile: Intellectual Property

In November 2014, the USPTO issued U.S. Patent 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. In addition to this newly granted patent, we have numerous related granted and pending U.S. and foreign patent applications that are central to our intellectual property estate. Further, we continue to grow our intellectual property estate with new filings, many of which would expire in at least 2035, if granted.

In June 2015, we presented a poster at the 115th General Meeting of the American Society of Microbiology (ASM2015) that summarized the identification of a novel pipeline beta-lactamase, P2A, which has the ability to protect the gut microbiome from a third class of beta-lactam antibiotics, carbapenems. Adding P2A to the franchise platform expands our intellectual property claims to cover all three beta-lactam antibiotic classes, penicillins, cephalosporins, and carbapenems.

IBS-C – SYN-010:

IBS is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. The illness affects both men and women; two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS, including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-A (alternating diarrhea and constipation). Using stringent disease diagnosis criteria to ensure market relevance and a population most likely to receive a diagnosis and prescription drug treatment, there are an estimated 40.7 million cases of IBS reported in the U.S., Europe and Japan, and it has been reported that up to 20 percent of all IBS patients have IBS-C.

SYN-010 is our proprietary modified-release formulation of the classic statin, lovastatin, that is intended to reduce methane-production by certain microorganisms (M. smithii) in the gut, thereby treating IBS-C while minimizing disruption to the microbiome. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the cause of IBS-C, not just the symptoms.

Current FDA-approved therapies for the treatment of IBS-C include AMITIZA® (lubiprostone) and LINZESS® (linaclotide). Prescription and over-the-counter laxatives are also used by IBS-C patients for symptomatic relief. The estimated global sales for IBS therapeutics for 2015 are $669.3 million, and global sales are expected to be greater than $1.5 billion in 2023*.

*	GlobalData, Irritable Bowel Syndrome - Global Drug Forecast and Market Analysis to 2023, December 2014

IBS-C: Acquisition of Clinical-Stage Program

In December 2013, we entered into a worldwide exclusive license agreement with CSMC for the right to develop products for therapeutic and prophylactic treatments for acute and chronic diseases. We licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC has discovered that these products may reduce the production of methane gas by certain GI microorganisms. Methane produced by these microorganisms is perceived as the underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. Initially we will focus on the development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on IBS-C.

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

In May 2015, preclinical results were presented in a poster at DDW 2015 demonstrating that lovastatin prevented proliferation of methanogens in the small intestines of rats with minimal impact on remaining microbiome. In his practice, Dr. Pimentel translated the use of statins to reduce methane in humans by evaluating commercial lovastatin formulations in select IBS-C patients, demonstrating that lovastatin prevented methane production by methanogens in human stool.

In May 2015, our IND application was submitted to the FDA. In June 2015, we initiated our first Phase 2 placebo-controlled clinical trial of SYN-010. This clinical trial is expected to enroll approximately 60 patients who will be randomly assigned in a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups and a placebo group. Patients are scheduled to receive single oral doses of SYN-010 each day for 28 days. The primary objective of this clinical trial is to evaluate the change from baseline in breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 compared with placebo. Secondary endpoints include improvement in the number of CSBM per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. We anticipate reporting topline results from the first Phase 2 clinical trial during the second half of 2015.

We also anticipate initiating the second SYN-010 Phase 2 clinical trial during the second half of 2015, with topline results from this trial expected during the first half of 2016. The primary endpoint of the second Phase 2 is to evaluate the ability of SYN-010 to sustain the reduction in breath methane levels, and secondary endpoints include evaluating pain, bloating and CSBM.

The initiation of pivotal Phase 3 clinical trial(s) are anticipated during 2016.

IBS-C: Intellectual Property

An intellectual property portfolio including granted use patents and pending patent applications for SYN-010 has been licensed to us by CSMC. Additional worldwide patent filings, including composition of matter claims, among other claims, recently filed by CSMC and licensed to us could extend patent protection of SYN-010 to 2035.

Multiple Sclerosis Program

Relapsing-Remitting MS – Trimesta:

MS is a progressive neurological disease in which the body loses the ability to transmit messages along the central nervous system, leading to pain, loss of muscle control, paralysis, cognitive impairment and in some cases death. According to the NMSS, more than 2.3 million people worldwide (approximately 400,000 patients in the U.S. of which approximately 65% are women) have been diagnosed with MS. The diagnosis is typically made in young adults, ages 20 to 50. According to the NMSS, approximately 85% of MS patients are initially diagnosed with the relapsing-remitting form, and 10 - 15% with other progressive forms.

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

Rhonda Voskuhl, M.D., Director, UCLA MS program, UCLA Department of Neurology, has published that estriol at plasma levels found during pregnancy has immunomodulatory effects. Dr. Voskuhl further postulated that oral doses of estriol may have a therapeutic benefit when administered to non-pregnant female MS patients, and performed a pilot clinical study (see below).

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

Patient follow-up is complete in the UCLA-led Phase 2, investigator-initiated, randomized (n = 158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. Positive Phase 2 topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of UCLA at the 66thAmerican Academy of Neurology Annual Meeting. Dr. Voskuhl presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint ACTRIMS-ECTRIMS in Boston in September 2014. The data as reported by Dr. Voskuhl for the UCLA-led Phase 2 study demonstrated the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that lowers the relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition.

Specifically, Dr. Voskuhl reported the following results:

(i)	Annualized relapse rate: A 47% reduction in annualized relapse rate in the Trimesta+Copaxone® arm as compared to the placebo+Copaxone® arm (active control arm) at 12 months of therapy (p = 0.02), meeting the primary endpoint of the trial. These improvements in annualized relapse rate were sustained during the 24 months of therapy. When compared to the placebo+Copaxone® arm at 24 months, the Trimesta+Copaxone ® arm demonstrated a 32% lower relapse rate (p = 0.11).

(ii)	Cognitive disability: Patients in the Trimesta+Copaxone® arm who had Paced Auditory Serial Addition Test (PASAT) scores lower than 55 before treatment (PASAT scale maximum of 60) experienced an approximately 12%, or 6 point, improvement in cognitive scores within 12 months of treatment (p < 0.05). This improvement from baseline was sustained throughout the 24 month study. In addition, a significantly larger proportion of patients in the Trimesta+Copaxone® arm demonstrated sustained improvement in cognition during the entire 24 month period, as approximately 33% of the patients showed sustained improvement of at least 3 points during this time period, compared to only about 21% in the placebo+ Copaxone® arm (p < 0.05).

(iii)	Physical disability: Expanded Disability Status Scale (EDSS) scores in the Trimesta+Copaxone® arm significantly improved during 24 month follow-up by at least 0.5 point (p = 0.03) compared to the placebo+Copaxone® arm which experienced no change in EDSS scores. The between group difference was not statistically significant but showed a positive trend (p = 0.25). The 25 foot walk test showed a significant difference, while the patients in the Trimesta+Copaxone® arm were stable during the study, those in the active control arm did worse. The between group difference was (p = 0.02).

In addition, adjunctive oral Trimesta plus injectable standard of care Copaxone® demonstrated a reassuring safety profile and was well tolerated by women in the study.

This investigator-initiated Phase 2 clinical trial was supported by grants exceeding $8 million, awarded primarily by the NMSS in partnership with the NMSS’s Southern California chapter, and the National Institutes of Health.

In July 2015, through our wholly owned subsidiary, we entered into amended license and clinical trial agreements with The Regents of UCLA. We were also informed by UCLA that MRI analyses are ongoing to evaluate changes in the brain that correlate with improvements seen in clinical outcomes, and we expect to report topline MRI data 30 days following our receipt of this data from UCLA. We continue to engage the neurology community and potential strategic partners, as we determine next steps for Trimesta.

Relapsing-Remitting MS: Intellectual Property

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

Cognitive Dysfunction in MS – Trimesta:

According to the NMSS and the Multiple Sclerosis Society of Canada publication, Hold that Thought! Cognition and MS, it is fairly common for people with MS to complain of cognitive difficulties, such as remembering things, finding the right words and the ability to concentrate. Among MS patients, 50 - 65% have some degree of cognitive dysfunction.

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

Pathogen-Specific Therapy Programs

Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients), and the isolation of new pathogens.

Monoclonal Antibodies for Infectious Diseases

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

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intend to develop a series of mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. To date, we have initiated development of mAb therapies for the treatment of Pertussis and Acinetobacter infections. These programs may utilize Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogixTM platform for rapid discovery of fully human mAbs and the LEAP® cell processing station.*

*mAbLogixTM and LEAP® are trademarks of Intrexon Corporation.

Pertussis – SYN-005:

Bordetella pertussis (B. pertussis) is a gram-negative bacterium that infects the upper respiratory tract, causing uncontrollable and violent coughing. Antibiotic treatment does not have a major effect on the course of Pertussis, because while it can eliminate the B. pertussis bacteria from the respiratory tract, it does not neutralize the pertussis toxin. Infants with Pertussis often require hospitalization in pediatric intensive care units, frequently requiring mechanical ventilation. Pertussis in adults generally leads to a chronic cough referred to as the “cough of 100 days.” The incidence of Pertussis is increasing due to the declining effectiveness of the acellular vaccine introduced in the 1990s, exposure of unvaccinated and under-vaccinated   individuals including infants who are not yet fully vaccinated, exposure of individuals whose immunity has diminished over time.

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

Pertussis: Preclinical and Clinical Development

Working with our collaborator, Intrexon, and our academic collaborator, The University of Texas at Austin, we established a combination of two humanized antibodies, SYN-005, designed to neutralize pertussis toxin, a major cause of pertussis-mediated infant morbidity and mortality. Benchtop studies demonstrated high affinity binding to the toxin, as well as potent neutralization of the toxin. In addition, the antibodies were highly efficacious in a murine model of pertussis in which they completely mitigated elevations of the white blood cell count that is characteristic of the illness.

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

PKU – SYN-200:

PKU is a genetic disease that begins at birth characterized by a deficiency in the liver enzyme that breaks down the essential amino acid phenylalanine (Phe), a building block of proteins normally obtained through the foods we eat. As a result, Phe accumulates in the body, becoming toxic and leading to serious health consequences, including profound mental retardation, brain damage, mental illness, behavioral problems, seizures, tremors, limited cognitive ability and hyperactivity. If left untreated, the most severe form of PKU leads to permanent cognitive damage. PKU affects more than 14,000 people in the U.S. and 50,000 people in developed nations globally. There is no existing cure for PKU, requiring patients to maintain a life-long treatment program and carefully controlled diet.

PKU: Intrexon Collaboration

In August 2015, we initiated the SYN-200 discovery and the development program for development and commercialization of novel biotherapeutics for the treatment of patients with PKU pursuant to our August 2015 collaboration with Intrexon. This program is in the discovery stage.

Acinetobacter Infections – SYN-001:

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

Acinetobacter: Intrexon Collaboration

In September 2012, we initiated the SYN-001 mAb discovery and development program for Acinetobacter infections pursuant to our August 2012 collaboration with Intrexon. This program is in the discovery stage and the generation of a panel of antibodies is ongoing.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

General and Administrative Expenses

General and administrative expenses increased by 22% to $2.2 million for the three months ended June 30, 2015, from $1.8 million for the three months ended June 30, 2014.  This increase is primarily the result of increased employee costs and legal fees, offset by a decrease in stock-based compensation expense. The charge relating to stock-based compensation expense was $335,000 for the three months ended June 30, 2015, compared to $645,000 for the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased by 165% to $7.5 million for the three months ended June 30, 2015, from $2.8 million for the three months ended June 30, 2014. This increase is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our microbiome-focused pipeline, including our C. difficile, IBS-C and Pertussis programs. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $252,000 for the three months ended June 30, 2015, compared to $210,000 for the three months ended June 30, 2014.

Other Income (Expense)

Other expense was $3.9 million for the three months ended June 30, 2015, compared to other income of $95,000 for the three months ended June 30, 2014. Other expense for the three months ended June 30, 2015 is primarily due to non-cash expense of $3.9 million from the change in fair value of warrants. The increase in the fair value of the warrants was due to the increase in our stock price at the end of the previous quarter. There was no non-cash expense relating to fair value of warrants for the three months ended June 30, 2014.

Net Loss

Our net loss was $13.6 million, or $0.19 per common share for the three months ended June 30, 2015, compared to a net loss of $4.6 million, or $0.08 per common share for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

General and Administrative Expenses

General and administrative expenses increased to $3.9 million for the six months ended June 30, 2015, from $2.9 million for the six months ended June 30, 2014.  This increase of 34% is primarily the result of increased employee costs, legal fees, and audit fees related to the additional procedures required under the accelerated filer status. The charge relating to stock-based compensation expense was $915,000 for the six months ended June 30, 2015, compared to $899,000 for the six months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased to $14.0 million for the six months ended June 30, 2015, from $5.6 million for the six months ended June 30, 2014. This increase of 152% is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our pathogen-specific microbiome-focused pipeline, including our C. difficile, IBS-C and Pertussis programs. Research and development expenses also include a $1.0 million expense for achieving the third milestone as set forth in the Asset Purchase Agreement with Prev ABR LLC, dated November 28, 2012. Prev ABR LLC exercised its option to receive the milestone payment in shares of our common stock that were issued in April 2015. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $498,000 for the six months ended June, 2015, compared to $318,000 for the six months ended June 30, 2014.

Other Income (Expense)

Other expense was $8.0 million for the six months ended June 30, 2015, compared to other income of $96,000 for the six months ended June 30, 2014. Other expense for the six months ended June 30, 2015 is primarily due to non-cash expense of $8.0 million from the change in fair value of warrants. There was no non-cash expense relating to fair value of warrants for the six months ended June 30, 2014.

Net Loss

Our net loss was $26.0 million, or $0.36 per common share for the six months ended June 30, 2015, compared to a net loss of $8.4 million, or $0.14 per common share for the six months ended June 30, 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $4.8 million as of June 30, 2015, a decrease of $12.8 million from December 31, 2014. During the six months ended June 30, 2015, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $26.0 million for the six months ended June 30, 2015.

On July 21, 2015, we completed a public offering of 15.3 million shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds to us, after deducting the underwriters' discount and other estimated expenses, were approximately $42.6 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $127.0 million through June 30, 2015. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce material for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2015, our cash and cash equivalents consisted primarily of money market securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. As of June 30, 2015, our accumulated deficit totaled approximately $127.0 million on a consolidated basis. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology, and an exclusive license agreement with CSMC relating to our IBS-C program. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our ECC agreements with Intrexon provide that Intrexon may terminate an agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with Prev provides Prev with the right to the return of the assets if we do not perform certain requirements. Our agreement with CSMC allows CSMC to terminate its agreement if we fail to comply with the terms of the agreement.

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

We will incur additional expenses in connection with our ECC agreements with Intrexon and our agreements with Prev and CSMC.

Pursuant to our ECC agreements with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreements with Prev and CSMC require that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel to support our ECC agreements with Intrexon, and research and development of our candidates, SYN-004 and SYN-010. In addition, we have commenced manufacturing of SYN-004 material to support our planned preclinical and clinical studies which will require us to incur additional expenses.

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

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion, Merck & Co., Merus, Pfizer and Sanofi. Companies that currently sell or are developing proprietary products for IBS-C include: Ironwood Pharmaceuticals, Inc./Forest Laboratories, Synergy Pharmaceuticals, and Takeda. Companies that currently sell or are developing proprietary products for Pertussis include: GlaxoSmithKline Pharmaceuticals, Mitsubishi and Sanofi. Companies that currently sell or are developing both generic and proprietary products to treat multiple sclerosis include: AB Science, AbbVie Inc., Acordia Therapeutics, Bayer Health Care, Biogen Idec, F. Hoffman-La Roche Ltd., Merck & Co., Neuron Biotech, Opexa Therapeutics, Inc., Pfizer Inc., Novartis AG, Receptos, Inc., Sanofi, and Teva Pharmaceuticals. Companies that sell or are developing products for the treatment of PKU include: BioMarin Pharmaceutical Inc., Codexis, Inc. and Synlogic, Inc. Many of our competitors have significant financial and human resources. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our Trimesta, SYN-004, SYN-010, SYN-005 and SYN-200 technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of August 7, 2015, we employed approximately 24 individuals, 20 of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under the ECC agreements with Intrexon, our development obligations under our agreement with Prev and our agreement with CSMC. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, as outlined in the NYSE MKT Exchange Company Guide. At June 30, 2015, we had a stockholders’ deficit of $13.7 million. The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock due to our lack of minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholder has the ability to influence the vote on matters submitted to our stockholders and subsequent sales by such stockholder could adversely affect the market for our stock.

Through Intrexon and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 12.3 million shares of our common stock as of December 31, 2014. Upon the closing of the ECC agreement that we entered into with Intrexon on August 10, 2015, such stock ownership will increase by an additional 937,500 share of common stock. As a result, he will be able to exert influence over issues submitted to our stockholders, including the election of our Board of Directors and the vote on issues. The sale of a number of shares by our principal stockholder could have an adverse effect on the market for our stock and our share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2015, we issued 442,478 shares of our common stock to Prev ABR, LLC in connection with an asset purchase agreement that we executed on November 8, 2012 (the “Asset Purchase Agreement”) with Prev ABR, LLC upon the attainment of certain milestones in connection with the Asset Purchase Agreement. At the time of issuance, the shares of common stock had not been registered under the Securities Act of 1933, as amended, and therefore could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For these issuances, we relied on the exemption from federal registration under Section 4(a)(2) of the Securities Act, based on our belief that the offer and issuance of such shares of common stock did not involve a public offering as the purchaser of the common stock and its beneficial owners are “accredited investors” as defined under Section 501 promulgated under the Securities Act and no general solicitation had been involved in the offering. On April 20, 2015, a registration statement registering the shares of common stock was declared effective by the Securities and Exchange Commission.

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
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2015

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer
(Principal Financial Officer)
Date: August 10, 2015

