Form 10-Q
period 2015-09-30
Synthetic Biologics, Inc.
filed 2015-11-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015 the registrant had 90,810,086 shares of common stock outstanding.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share amounts)

Assets	September 30, 2015	December 31, 2014
	(unaudited)
Current Assets
Cash and cash equivalents	$31,806	$17,525
Prepaid expenses and other current assets	10,331	1,548
Total Current Assets	42,137	19,073

Property and equipment, net	483	65
Deposits and other assets	14	6

Total Assets	$42,634	$19,144

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,026	$996
Accrued expenses	244	1,298
Warrant liabilities	10,662	6,756
Accrued employee benefits	314	538
Deferred rent	55	-
Total Current Liabilities	17,301	9,588

Long term deferred rent	198	-
Total Liabilities	17,499	9,588

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized,
90,891,568 issued and 90,810,086 outstanding, and 100,000,000 shares authorized
72,594,626 issued and 72,513,144 outstanding	91	72
Additional paid-in capital	159,574	110,526
Accumulated deficit	(133,797)	(101,042)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	25,868	9,556
Non-controlling interest	(733)	-
Total Stockholders' Equity	25,135	9,556

Total Liabilities and Stockholders' Equity	$42,634	$19,144

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Operating Costs and Expenses:
General and administrative	$1,604	$1,218	$5,539	$4,154
Research and development	10,046	3,693	24,048	9,247
Total Operating Costs and Expenses	11,650	4,911	29,587	13,401

Loss from Operations	(11,650)	(4,911)	(29,587)	(13,401)

Other Income (Expense):
Change in fair value of warrant liability	4,141	-	(3,906)	-
Other income	-	-	-	95
Interest income	2	1	5	2
Total Other Income (Expense)	4,143	1	(3,901)	97

Net Loss	(7,507)	(4,910)	(33,488)	(13,304)

Net Loss Attributable to Non-controlling Interest	(733)	-	(733)	-

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(6,774)	$(4,910)	$(32,755)	$(13,304)

Net Loss Per Share - Basic	$(0.08)	$(0.08)	$(0.42)	$(0.23)

Net Loss Per Share - Dilutive	$(0.12)	$(0.08)	$(0.42)	$(0.23)

Weighted average number of shares outstanding during the period - Basic	85,974,751	58,453,528	77,300,375	58,356,025

Weighted average number of shares outstanding during the period - Dilutive	87,585,103	58,453,528	77,300,375	58,356,025

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(33,488)	$(13,304)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	2,059	1,827
Stock issued for milestone payments	1,350	-
Stock issued for exclusive channel collaboration agreement	3,000
Change in fair value of warrant liabilities	3,906	-
Depreciation	39	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,783)	209
Deposits and other assets	(8)	(2)
Accounts payable	5,030	731
Accrued liabilities	(1,054)	(774)
Accrued employee benefits	(224)	-
Deferred rent	253	-
Net Cash Used In Operating Activities	(27,920)	(11,300)

Cash Flows From Investing Activities:
Purchases of property and equipment	(457)	(43)
Net Cash Used In Investing Activities	(457)	(43)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	46,000	-
Cash paid as direct offering costs	(3,357)	-
Proceeds from issuance of common stock for stock option exercises	15	4
Net Cash Provided By Financing Activities	42,658	4

Net increase (decrease) in cash	14,281	(11,339)

Cash at beginning of period	17,525	14,625

Cash at end of period	$31,806	$3,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical-stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. The Company’s lead candidates in Phase 2 development include: (1) SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD), and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). In addition, the Company is developing a Phase 2 oral estriol drug, TrimestaTM, for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS, and in collaboration with Intrexon Corporation (NYSE: XON), a preclinical stage monoclonal antibody for the prevention and treatment of Pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Therapeutic Area	Product Candidate	Status

Prevention of CDI and AAD	SYN-004 (oral enzyme)	Phase 2

IBS-C	SYN-010 (oral compound)	Phase 2

Relapsing-remitting MS	Trimesta (oral estriol)	Phase 2

Cognitive dysfunction in MS	Trimesta (oral estriol)	Phase 2

Prevention/Treatment of Pertussis (whooping cough)	SYN-005 (monoclonal antibody)	Preclinical

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) as filed with the SEC. The interim results for the three and nine months ended September 30, 2015, are not necessarily indicative of results for the full year.

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

The Company has incurred an accumulated deficit of $133.8 million through September 30, 2015. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since it started the business. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials, and research and discovery efforts.

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

Cash and cash equivalents include money market accounts of $30.6 million and $13.6 million as of September 30, 2015 and December 31, 2014, respectively, that are measured using Level 1 inputs.

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

4.	Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30, 2015	December 31, 2014
Intrexon prepaid research and development expenses	$950	$1,067
Prepaid Clinical Research Organization expenses	9,089	-
Prepaid insurance	65	228
Other prepaid expenses	227	253
Total	$10,331	$1,548

The anticipated Intrexon research and development expenses for the next twelve months are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon.

Property and equipment (in thousands)

	September 30, 2015	December 31, 2014
Computer and office equipment	$302	$93
Software	11	11
Leasehold improvements	242	-
	555	104
Less accumulated depreciation and amortization	(72)	(39)
Total	$483	$65

Accrued Expenses (in thousands)

	September 30, 2015	December 31, 2014
Accrued manufacturing costs	$-	$247
Accrued vendor payments	116	176
Accrued milestone payments	-	350
Accrued clinical consulting services	128	525
Total	$244	$1,298

5.	Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of September 30, 2015, there were 671,607 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2015, there were 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 6,000,000 to 8,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. There is no limit on the number or the value of the shares with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one year period. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2015, there were 6,351,665 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Exercise price	-	$1.71 - $1.78	$1.54 - $2.73	$1.71 - $2.91
Expected dividends	-	0%	0%	0%
Expected volatility	-	101% - 107%	88% - 131%	101% - 150%
Risk free interest rate	-	1.62% - 1.78%	1.32% - 2.19%	1.62% - 1.78%
Expected life of option	-	5 years	5 years - 10 years	5 years - 10 years
Expected forfeitures	-	0%	0%	0%

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

During the nine months ended September 30, 2015, the Company granted 1,800,000 options to employees having an approximate fair value of $3.2 million based upon the Black-Scholes option pricing model. During the same period in 2014, the Company granted 2,187,500 options to employees having an approximate fair value of $4.7 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of September 30, 2015, and for the year ended December 31, 2014, is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Balance - December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	2,382,500	$2.36
Exercised	(6,583)	$0.58
Forfeited	(304,391)	$1.93

Balance - December 31, 2014	5,981,106	$2.01	5.80 years	$685,000
Granted	1,800,000	$2.00
Exercised	(18,342)	$0.81
Expired	(8,333)	$2.73
Forfeited	(302,502)	$1.92

Balance - September 30, 2015 - outstanding	7,451,929	$2.01	5.27 years	$2,732,000

Balance - September 30, 2015 - exercisable	4,812,626	$1.93	4.14 years	$2,104,000
Grant date fair value of options granted - September 30, 2015		$3,245,000

Weighted average grant date fair value - September 30, 2015		$1.80
Grant date fair value of options granted - December 31, 2014		$4,974,000

Weighted average grant date fair value - December 31, 2014		$2.09

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees and consultants for the three months ended September 30, 2015 and 2014 was $646,000 and $610,000, respectively and $2.1 million and $1.8 million for the nine month periods ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, total unrecognized stock-based compensation expense related to stock options was $4.6 million, which is expected to be expensed through October 2017.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s statement of operations at each subsequent period. At September 30, 2015, the fair value of the warrant liability was $10.7 million, which represented non-cash income of $4.1 million for the three months ended September 30, 2015 and non-cash expense of $3.9 million for the nine months ended September 30, 2015. In accordance with authoritative accounting guidance, the warrant was valued on the date of grant and in subsequent periods using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	Issuance Date
Closing stock price	$2.27	$2.85	$2.19	$1.46	$1.75
Expected dividends	0%	0%	0%	0%	0%
Expected volatility	85%	90%	90%	90%	95%
Risk free interest rate	1.15%	1.41%	1.26%	1.59%	1.39%
Expected life of warrant	4.04 years	4.30 years	4.55 years	4.79 years	5 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2014	$6,756
Change in fair value of warrant liability	3,906
Balance at September 30, 2015	$10,662

As of September 30, 2015, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of September 30, 2015 were 311,834.

A summary of warrant activity for the Company for the nine months ended September 30, 2015 and for the year ended December 31, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2013	1,632,501	$1.99
Granted	7,029,808	$1.75
Exercised	(232,619)	$1.47
Forfeited	(454,896)	$1.88
Balance at December 31, 2014	7,974,794	$1.80
Granted	-	$-
Exercised	(2,448)	$-
Forfeited	(63,447)	$3.24
Balance at September 30, 2015	7,908,899	$1.79

A summary of all outstanding and exercisable warrants as of September 30, 2015 is as follows:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$1.60	311,834	311,834	2.07 years	$212,000
$1.75	7,029.808	7,029,808	4.04 years	$3,656,000
$2.22	517,257	517,257	1.16 years	$26,000
$3.75	50,000	50,000	0.38 years	$-
$1.79	7,908,899	7,908,899	3.74 years	$3,894,000

7.	Stockholders’ Equity

On August 29, 2015, the Company, Synthetic Biomics, Inc. (Biomics), a majority-owned subsidiary, and Mark Pimentel, M.D. entered into an amendment to the Stock Purchase Agreement they entered into dated December 3, 2013, which accelerated the date upon which Dr. Pimentel could exchange his shares of common stock in Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in Biomics owned by him for 1,350,000 shares of the Company’s common stock in accordance with the terms of the Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 1,350,000 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of Biomics held by Dr. Pimentel.

On August 10, 2015, the Company expanded its relationship with Intrexon Corporation (Intrexon) and entered into an Exclusive Channel Collaboration Agreement with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics for the treatment of patients with phenylketonuria (PKU). The Company paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3.0 million.

In July 2015, the Company completed a public offering of 15,333,333 shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds to the Company, after deducting the underwriters' discount and other estimated expenses, were approximately $42.6 million.

In addition, during the nine months ended September 30, 2015, the Company issued 655,321 shares of common stock to Prev ABR LLC, with a fair value of $1,350,000, that was recorded as research and development expense, in consideration for achieving the first three milestones as set forth in the Asset Purchase Agreement dated November 28, 2012. In lieu of receiving any cash payment for achieving the first three milestones, Prev ABR LLC exercised its option to receive the milestone payments in shares of the Company’s common stock. The number of shares of common stock issued upon achievement of each milestone was based upon the average of the opening and closing prices of the Company’s stock on the date each milestone was achieved as specified in the Asset Purchase Agreement.

Also, during the nine months ended September 30, 2015, the Company issued 20,790 shares of common stock, in connection with the exercise of stock options and warrants, for proceeds of approximately $15,000.

8.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share, for the three and nine months ended September 30, 2015 were 8,331,020 and 15,360,828, respectively, and for the three and nine months ended September 30, 2014 were 6,742,092.

The following tables set forth the computation of diluted net loss per weighted average number of shares outstanding attributable to Synthetic Biologics, Inc. and Subsidiaries for the three and nine months ended September 30, 2015, and 2014 (in thousands except share and per share amounts):

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(6,774)	85,974,751	$(0.08)	$(32,755)	77,300,375	$(0.42)

Change in fair value of warrant liability	$(4,141)	-	$-	$-	-	$-

Dilutive shares related to warrants	$-	1,610,352	$-	$-	-	$-

Net loss - Dilutive	$(10,915)	87,585,103	$(0.12)	$(32,755)	77,300,375	$(0.42)

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(4,910)	58,453,528	$(0.08)	$(13,304)	58,356,025	$(0.23)

Change in fair value of warrant liability	$-	-	$-	$-	-	$-

Dilutive shares related to warrants	$-	-	$-	$-	-	$-

Net loss - Dilutive	$(4,910)	58,453,528	$(0.08)	$(13,304)	58,356,025	$(0.23)

9.	Non-controlling Interest

On August 29, 2015, the Company, Biomics and Mark Pimentel, M.D. entered into an amendment to the Stock Purchase Agreement they entered into dated December 3, 2013, which accelerated the date upon which Dr. Pimentel could exchange his shares of common stock in Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in Biomics, 8.5%, owned by him for 1,350,000 shares of the Company’s common stock in accordance with the terms of the Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 1,350,000 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of Biomics held by Dr. Pimentel.

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated Statements of Operations. After Dr. Pimentel’s transaction, the Company’s equity interest in Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. As of September 30, 2015, the accumulated net loss attributable to the non-controlling interest is $733,000 that includes $984,000 of prior period losses attributable to minority stockholders, the reversal of Dr. Pimentel’s losses of $505,000 associated with the exchange of his shares of common stock in Biomics for shares of the Company’s common stock, and current period losses of $254,000 attributable to minority stockholders. Management considers the amounts which should have been recorded in prior periods to be immaterial.

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

Overview

We are a clinical-stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead candidates in Phase 2 development include: (1) SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD), and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). In addition, we are developing a Phase 2 oral estriol drug, Trimesta, for the treatment of relapsing-remitting multiple sclerosis (MS) and cognitive dysfunction in MS, and in collaboration with Intrexon Corporation (NYSE:XON), a preclinical stage monoclonal antibody for the prevention and treatment of Pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline:

Gut Microbiome-Focused Programs

We are developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead candidates in Phase 2 development include SYN-004 which is designed to protect the gut microbiome (GI microflora) from the effects of certain commonly used IV beta-lactam antibiotics for the prevention of CDI and AAD, and SYN-010 which is intended to reduce the impact of methane producing organisms in the gut microbiome to treat an underlying cause of IBS-C.

Our C. difficile and IBS-C programs are focused on protecting the gut microbiome, or gut flora, which is home to billions of bacteria and composed of a natural balance of both “good” beneficial bacteria and “bad” pathogenic bacteria. When that natural balance of all of these bacteria is disrupted, a person’s health can be compromised.

C. difficile - SYN-004:

According to published reports, CDIs more than quadruple the cost of hospitalizations, increasing annual expenditures by approximately $1.5 billion in the U.S. CDI is a rising global hospital acquired infection (HAI) problem in which the toxins produced by C. difficile bacteria result in AAD, and in the most serious cases, pseudomembranous colitis (severe inflammation of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age.

CDI is a widespread and often drug resistant infectious disease. It is estimated that 453,000 patients are infected with C. difficile annually in the U.S.*, and it has been reported that approximately 29,000 patients die due to a C. difficile infection each year. CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequent hospital acquired infection. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of CDI.

SYN-004 is an oral prophylactic therapy designed to degrade certain IV beta-lactam antibiotics within the GI tract and maintain the natural balance of the gut microbiome for the prevention of CDI, AAD and emergence of antibiotic-resistant organisms. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics. SYN-004’s target market is significant and represented by annual U.S. hospitals purchases of approximately 118 million doses of IV beta-lactam antibiotics which are administered to approximately 14 million patients.* Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. The worldwide market for SYN-004 could represent a multi-billion dollar opportunity for us.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution and republication.

C. difficile: Preclinical and Clinical Development

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

In March 2015, we also initiated a Phase 2a clinical trial to evaluate the GI antibiotic-degrading effects and the safety of SYN-004. In July 2015, we reported data from the first four of 12 expected participants in the first Phase 2a open-label clinical trial; the data showed that SYN-004 degraded IV ceftriaxone in the chyme of the four healthy participants with functioning ileostomies without affecting the ceftriaxone in the bloodstream. Topline data is expected from the first Phase 2a clinical trial during the fourth quarter of 2015.

In June 2015, the first participant was dosed in a second Phase 2a clinical trial of SYN-004, to evaluate the GI antibiotic-degrading effects and the safety of SYN-004, in the presence of the proton pump inhibitor (PPI), esomeprazole. Topline data is expected from the second Phase 2a clinical trial during the first half of 2016.

In September 2015, we initiated a Phase 2b proof-of-concept clinical trial of SYN-004. This randomized, placebo-controlled clinical trial is expected to enroll approximately 370 patients at up to 75 global clinical sites. This clinical trial is intended to evaluate the effectiveness of SYN-004 to prevent CDI, C. difficile associated diarrhea (CDAD) and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. An interim analysis of blinded data from the Phase 2b clinical trial is anticipated during the fourth quarter of 2015, and will be conducted as soon as prespecified criteria are fulfilled. The interim analysis will be performed by an independent data monitoring committee.

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

Compared to the first generation oral enzyme candidate, P1A, we believe that the second generation candidate, SYN-004, will have activity against a broader spectrum of beta-lactam antibiotics, including both penicillins and certain cephalosporins. Due to the structural similarities between P1A and SYN-004, and based on previous discussions with the U.S. Food and Drug Administration (FDA), certain preclinical data collected on P1A was used in support of an Investigational New Drug (IND) application for our new product candidate, SYN-004.

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

C. difficile: Intellectual Property

In November 2014, the U.S. Patent and Trademark Office (USPTO) issued U.S. Patent 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. In addition to this granted patent, we have numerous related granted and pending U.S. and foreign patent applications that are central to our intellectual property estate. Further, we continue to grow our intellectual property estate with new filings, many of which would expire in at least 2035, if granted.

In June 2015, we presented a poster at the 115th General Meeting of the American Society of Microbiology (ASM2015) that summarized the identification of a novel pipeline beta-lactamase, P2A, which has the ability to protect the gut microbiome from a third class of beta-lactam antibiotics, carbapenems. Adding P2A to the franchise platform expands our intellectual property to cover all three beta-lactam antibiotic classes, penicillins, cephalosporins, and carbapenems.

IBS-C - SYN-010:

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

SYN-010 is our proprietary, modified-release formulation of the lactone form of lovastatin that is intended to reduce methane production by certain microorganisms (M. smithii) in the gut while minimizing disruption to the microbiome. Methane produced by M. smithii is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and published reports have associated higher intestinal methane production with increased constipation severity in IBS-C patients. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the major cause of IBS-C, not just the symptoms. A 505(b)(2) regulatory pathway is anticipated for the development of SYN-010.

Current FDA-approved therapies for the treatment of IBS-C and other treatments including prescription and over-the-counter laxatives, provide patients with temporary symptomatic relief, but do not treat an underlying cause of pain, bloating and constipation associated with IBS-C. The estimated global sales for IBS therapeutics for 2015 are $669.3 million, and global sales are expected to be greater than $1.5 billion in 2023*.

*	GlobalData, Irritable Bowel Syndrome - Global Drug Forecast and Market Analysis to 2023, December 2014

IBS-C: Preclinical and Clinical Development

In April 2014, we formed a CAB to support development of SYN-010, and also announced that gastroenterologist and lead investigator for the IBS-C program, Dr. Mark Pimentel, is the Chair of the CAB. In October 2014, we announced the expansion of the IBS-C CAB to include William Chey, M.D., Gail M. Comer, M.D., Anthony J. Lembo, M.D., and, Philip Schoenfeld, M.D., MSEd, MSc.

In May 2015, preclinical results were presented in a poster at Digestive Disease Week® (DDW) 2015 demonstrating that lovastatin prevented proliferation of methanogens in the small intestines of rats with minimal impact on remaining microbiome. In his practice, Dr. Pimentel translated the use of statins to reduce methane in humans in select IBS-C patients, demonstrating that lovastatin prevented methane production by methanogens in human stool.

In May 2015, our IND application was submitted to the FDA. In June 2015, we initiated our first Phase 2 placebo-controlled clinical trial of SYN-010 with enrollment of approximately 60 patients expected. In October 2015, we announced that patient enrollment in the first Phase 2 clinical trial was complete and all patients have received their first dose according to the randomization protocol of a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups and a placebo group. Patients are scheduled to receive single oral doses of SYN-010 each day for 28 days. The primary objective of this clinical trial is to evaluate the change from baseline in breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 compared with placebo. Secondary endpoints include improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. We anticipate reporting topline results from the first Phase 2 clinical trial during the fourth quarter of 2015.

In October 2015, we initiated the second Phase 2 clinical trial of SYN-010 for the treatment of IBS-C. As the patients complete the first Phase 2 clinical trial, they are eligible to immediately rollover into the second Phase 2 clinical trial (multi-center, open-label) of SYN-010 that will evaluate the sustainability of the effect of one dose strength of SYN-010 on breath methane production in breath methane-positive patients with IBS-C, as well as key clinical outcomes, including frequency of CSBM, abdominal pain and bloating. We anticipate reporting topline results from the second Phase 2 clinical trial during the first half of 2016.

In October 2015, experimental results were presented in a poster at the American College of Gastroenterology (ACG) Annual Meeting by Dr. Pimentel, demonstrating that of the various statins examined, lovastatin lactone was the only effective inhibitor of methane production in the stool homogenates, significantly inhibiting methane levels by -65% compared to the control stool.

The initiation of pivotal Phase 3 clinical trial(s) are anticipated during 2016.

IBS-C: Acquisition of Clinical-Stage Program

In December 2013, through our majority-owned subsidiary, Synthetic Biomics, Inc., we entered into a worldwide exclusive license agreement with CSMC for the right to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. We licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Dr. Pimentel at CSMC has discovered that these products may reduce the production of methane gas by certain GI microorganisms. Methane produced by these microorganisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. Initially our focus has been on the development of SYN-010, an oral treatment being designed to reduce the impact of methane producing organisms on IBS-C.

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

IBS-C: Methane Producing Organisms Background

Further research by the CSMC investigational team led by Dr. Pimentel is focused on the IBS-C patient population. Extensive studies conducted by Dr. Pimentel and collaborators have shown that overproduction of methane gas is directly associated with bloating, pain and constipation in IBS-C patients. CSMC investigators have discovered that inhibiting intestinal methane production may reverse constipation associated with IBS-C, and can be beneficial in other major diseases such as obesity, insulin resistance and type 2 diabetes.

IBS-C: Intellectual Property

An intellectual property portfolio including granted use patents and pending patent applications for SYN-010 has been licensed to us by CSMC. Additional worldwide patent filings, including composition of matter claims, among other claims, recently filed by CSMC and co-owned by us are licensed to us and could extend patent protection of SYN-010 to 2035.

Multiple Sclerosis Program

Relapsing-Remitting MS - Trimesta:

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

Twelve medications have been approved by the U.S. Food and Drug Administration (FDA) for the treatment of relapsing forms of MS, including relapsing-remitting MS (RRMS). Of these medications, six are injectable (Avonex®, Betaseron®, Copaxone®, Extavia®, Plegridy® and Rebif®), three are oral (Aubagio®, Gilenya® and Tecfidera®), and three are infused (Lemtrada™, Novantrone® and Tysabri®). All of these drugs except Gilenya®, Aubagio®, Tecfidera® and Novantrone® require frequent (daily, weekly & monthly) injections (or infusions) on an ongoing basis and can be associated with unpleasant and some serious side effects (such as flu-like symptoms), liver and immune problems, cardiotoxicity, and high rates of non-compliance among users. Despite the availability of therapies for the treatment of relapsing-remitting MS, the disease is highly underserved and exacts a heavy personal and economic toll. Annual worldwide sales of MS therapies have been forecasted to reach approximately $17.8 billion in 2019.

We have licensed issued method of treatment patents in the U.S. and pending method of treatment patents in Europe for MS therapy with estriol and estriol combination therapies (including estriol with Copaxone®) from University of California, Los Angeles (UCLA) and pending method of treatment patents in Europe.

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

Relapsing-Remitting MS: Clinical Development

Trimesta (oral estriol) is being developed as an adjunctive once-daily treatment for relapsing-remitting MS in women. An investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial to study the therapeutic effects of 8 mg of oral Trimesta taken daily in non-pregnant female relapsing-remitting MS patients was completed in the U.S. The total volume and number of gadolinium-enhancing lesions were measured by brain magnetic resonance imaging (MRI) (an established neuroimaging measure of disease activity in MS). Over the next three months of treatment with Trimesta, the median total enhancing lesion volumes decreased by 79% (p = 0.02) and the number of lesions decreased by 82% (p = 0.09). They remained decreased during the next 3 months of treatment, with lesion volumes decreased by 82% (p = 0.01), and numbers decreased by 82% (p = 0.02). Following a six-month drug holiday during which the patients were not on any drug therapies, median lesion volumes and numbers returned to near baseline pretreatment levels. Trimesta therapy was reinitiated during a four-month retreatment phase of this clinical trial. The relapsing-remitting MS patients again demonstrated a decrease in enhancing lesion volumes of 88% (p = 0.008) and a decrease in the number of lesions by 48% (p = 0.04) compared with original baseline scores. The study was published by the lead principal investigator in Ann Neurol. 2002 Oct;52(4):421-8.

Patient follow-up is complete in the UCLA-led Phase 2, investigator-initiated, randomized (n = 158), double-blinded, placebo-controlled trial which evaluated our drug candidate, Trimesta, in women with relapsing-remitting MS at 16 sites across the U.S. Positive Phase 2 topline efficacy and safety results were presented in April 2014 by lead principal investigator, Dr. Rhonda Voskuhl of UCLA at the 66 th American Academy of Neurology Annual Meeting. Dr. Voskuhl presented additional Phase 2 clinical outcome data, including more detailed results on improvements in cognitive and disability measures, at the 2014 Joint Americas and European Committees for Treatment and Research in Multiple Sclerosis Meeting (ACTRIMS-ECTRIMS) in Boston in September 2014. The data as reported by Dr. Voskuhl for the UCLA-led Phase 2 study demonstrated the potential of Trimesta to have a novel dual mechanism of action for both the anti-inflammatory effects that lowers the relapse rate, and a neuroprotective effect that improves standard measures of disability and cognition.

Specifically, Dr. Voskuhl reported the following results:

(i)	Annualized relapse rate: A 47% reduction in annualized relapse rate in the Trimesta+Copaxone® arm as compared to the placebo+Copaxone ® arm (active control arm) at 12 months of therapy (p = 0.02), meeting the primary endpoint of the trial. These improvements in annualized relapse rate were sustained during the 24 months of therapy. When compared to the placebo+Copaxone ® arm at 24 months, the Trimesta+Copaxone ® arm demonstrated a 32% lower relapse rate (p = 0.11).

(ii)	Cognitive disability: Patients in the Trimesta+Copaxone® arm who had Paced Auditory Serial Addition Test (PASAT) scores lower than 55 before treatment (PASAT scale maximum of 60) experienced an approximately 12%, or 6 point, improvement in cognitive scores within 12 months of treatment (p < 0.05). This improvement from baseline was sustained throughout the 24 month study. In addition, a significantly larger proportion of patients in the Trimesta+Copaxone ® arm demonstrated sustained improvement in cognition during the entire 24 month period, as approximately 33% of the patients showed sustained improvement of at least 3 points during this time period, compared to only about 21% in the placebo+ Copaxone ® arm (p < 0.05).

(iii)	Physical disability: Expanded Disability Status Scale (EDSS) scores in the Trimesta+Copaxone® arm significantly improved during 24 month follow-up by at least 0.5 point (p = 0.03) compared to the placebo+Copaxone® arm which experienced no change in EDSS scores. The between group difference was not statistically significant but showed a positive trend (p = 0.25). The 25 foot walk test showed a significant difference, while the patients in the Trimesta+Copaxone® arm were stable during the study, those in the active control arm did worse. The between group difference was (p = 0.02).

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

In July 2015, through our wholly owned subsidiary, we entered into amended license and clinical trial agreements with The Regents of UCLA. We were also informed by UCLA that MRI analyses are ongoing to evaluate changes in the brain that correlate with improvements seen in clinical outcomes, and we expect to report topline MRI data 30 days following our receipt of this data and related analysis from UCLA. We continue discussions with the neurology community and potential strategic partners, as we determine next steps for Trimesta. Upon receipt of the MRI data set, as is typical with academic collaborations, we intend to conduct a thorough third party analysis in order to confirm UCLA’s results for potential business development discussions.

Relapsing-Remitting MS: Intellectual Property

In April 2013, we announced that the USPTO issued U.S. Patent No. 8,372,826 entitled, Estriol Therapy for Multiple Sclerosis and Other Autoimmune Diseases, to the Regents of the University of California which includes claims to the use of our drug candidate, Trimesta, in combination with glatiramer acetate injection (Copaxone®). According to Teva Pharmaceutical Industries Ltd.’s Form 20-F for the year ended December 31, 2014, filed with the SEC on February 9, 2015, Copaxone® continued to be the leading MS therapy in the U.S, and globally, with approximately $4.2 billion in global net revenues. Currently marketed exclusively by Teva Pharmaceutical Industries Ltd., U.S. Orange Book patents on Copaxone® expired in May 2014 and, subject to further judicial review, in September 2015. Sandoz, part of Swiss drugmaker Novartis AG, and Momenta Pharmaceuticals, in June 2015 launched a once daily 20 mg version of Copaxone®, called Glatopa.

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

Through our wholly owned subsidiary, we hold the exclusive worldwide license to issued U.S. Patents 9,168,262, 8,895,539, 8,658,627, 8,372,826 and 6,936,599, as well as pending patents for MS and other autoimmune diseases covering the uses of our drug candidate, Trimesta. Numerous new provisional patent applications have been filed based on the Phase 2 clinical results.

Cognitive Dysfunction in MS - Trimesta:

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

Cognitive Dysfunction in MS: Background

In the investigator-initiated, 10-patient, 22-month, single-agent, crossover clinical trial conducted by Dr. Rhonda Voskuhl, a statistically significant 14% improvement from baseline in the PASAT cognitive testing scores (p = 0.04) was observed by Dr. Rhonda Voskuhl in relapsing-remitting MS patients after six months of Trimesta therapy. PASAT is a routine cognitive test performed in patients with a wide variety of neuropsychological disorders such as MS. The PASAT scores are expressed as a mean percent change from baseline.

Cognitive Dysfunction in MS: Clinical Development

Trimesta drug candidate is also being developed for the treatment of cognitive dysfunction in female MS patients. This 12-month, UCLA-led, randomized, double-blind, placebo-controlled, investigator-initiated Phase 2 clinical trial to evaluate Trimesta’s potential neuroprotective and therapeutic effect on cognitive dysfunction in female MS patients is currently enrolling relapsing-remitting or secondary-progressive female MS patients at four clinical sites in the United States, including UCLA. Up to 64 patients between the ages of 18 and 50 will be randomized 1:1 into the treatment and placebo groups. Investigators will administer either oral Trimesta or a matching placebo, in addition to an FDA-approved MS treatment, including Copaxone®, Avonex®, Betaseron®, Extavia®, Rebif®, Gilenya®, Aubagio® and Tecfidera®. Each patient will be dosed and monitored for one year after being enrolled. The primary endpoint in this clinical trial being run under an investigator-initiated IND application is expected to be improvement in PASAT cognitive testing scores versus matching placebo. We and a private foundation pledged to equally support this new clinical trial, and we will also provide Trimesta drug supply. The trial also received contributions from several other supporters. Patient recruitment and enrollment into this trial is ongoing.

The majority of the costs of this trial are being funded by grants from foundations and charitable organizations through direct funding to the lead principal investigator and we have pledged approximately $500,000 to UCLA to partially fund this trial, payable over three years.

Research Programs

Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients), and the isolation of new pathogens.

Monoclonal Antibodies for Infectious Diseases

Antibodies are proteins, generally found in the bloodstream, that provide immunity in detecting and destroying pathogens, such as viruses and bacteria and their associated toxins. Monoclonal antibodies (mAbs) can also be designed and produced as therapeutic agents, utilizing protein engineering and recombinant production technologies. The mAbs being developed under our collaboration with Intrexon are intended to supplement a patient’s own immune system by providing the means to specifically and rapidly neutralize and/or clear specific pathogens and toxins of interest in a process known as “passive immunity”. Many pathogens that cause infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs.

Intrexon Collaboration: Monoclonal Antibodies for Infectious Diseases

Pertussis (Whooping Cough) - SYN-005:

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

Pertussis: Intrexon Collaboration and The University of Texas at Austin Agreement

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intend to develop mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. In December 2012, we initiated mAb development for the prevention and treatment of Pertussis focusing on toxin neutralization. Unlike antibiotics, we are developing a mAb therapy to target and neutralize the pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. This program may utilize Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix TM platform for rapid discovery of fully human mAbs and the LEAP ® cell processing station.*

*mAbLogixTM and LEAP® are trademarks of Intrexon Corporation.

To further the development of this potential therapy for Pertussis, we entered into an agreement with The University of Texas at Austin (UT Austin) to license the rights to certain research and pending patents related to pertussis antibodies. These research efforts are being conducted at the Cockrell School of Engineering in the laboratory of Associate Professor, Jennifer A. Maynard, Ph.D., the Laurence E. McMakin, Jr. Centennial Faculty Fellow in the McKetta Department of Chemical Engineering. Dr. Maynard brings to the project her expertise in defining the key neutralizing epitopes of pertussis toxin to optimize the potential efficacy of antibody therapeutics.

Pertussis: Preclinical and Clinical Development

Working with our collaborator, Intrexon, and our academic collaborator, UT Austin, we established a humanized mAb product candidate, SYN-005, designed to neutralize pertussis toxin, a major cause of pertussis-mediated infant morbidity and mortality. Benchtop studies demonstrated high affinity binding to the toxin, as well as potent neutralization of the toxin. In addition, the antibodies were highly efficacious in a murine model of pertussis in which they completely mitigated elevations of the white blood cell count that is characteristic of the illness.

In April 2014, and again in September 2014, we received positive preclinical research findings of SYN-005 for the treatment of Pertussis (whooping cough), in three non-human primate studies (n = 19). In the latter two Pertussis studies in particular, SYN-005 rapidly blunted the rise in white blood cell count that is characteristic of the disease and accelerated its return to baseline.

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

In October 2015, the Bill & Melinda Gates Foundation awarded a grant to UT Austin to generate preclinical proof-of-concept data to test the hypothesis that antibody administration at birth may also have a role in the prevention of Pertussis. Dr. Maynard, the principal investigator of the grant, will test this hypothesis by using our mAb. The grant award of $400,000 will be used to evaluate the potential of our mAb to prevent Pertussis in non-human primates and provide support for its potential clinical application.

Pertussis: Intellectual Property

We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent and patents pending on other pertussis mAbs from UT Austin.

PKU - SYN-200:

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

PKU: Intrexon Collaboration

In August 2015, we initiated the SYN-200 discovery program for development and commercialization of novel biotherapeutics for the treatment of patients with PKU pursuant to an exclusive channel collaboration with Intrexon. We are utilizing Intrexon’s ActoBiotics platform providing a proprietary method of delivering therapeutic protein and peptides to the gastrointestinal tract through food-grade microbes. This program is in the discovery stage.

To focus on the development of our other therapeutics, we do not intend to pursue further development of our previously announced program in collaboration with Intrexon Corporation for Acinetobacter infections.

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have approximately 100 U.S. and foreign patents and over 55 U.S. and foreign patents pending.

Recent Developments

On August 29, 2015, we, Synthetic Biomics, Inc. (“Biomics”) and Dr. Mark Pimentel. entered into an amendment (the “Amendment”) to the Stock Purchase Agreement entered into dated December 3, 2013 (“Pimentel Stock Purchase Agreement”), which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in Biomics for shares of the our common stock. On August 29, 2015, Dr. Pimentel notified us of his intent to exchange all of the shares of common stock in Biomics owned by him for 1,350,000 shares of our common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended. On August 31, 2015, we issued 1,350,000 shares of our common stock to Dr. Pimentel in exchange for all of the shares of common stock of Biomics held by Dr. Pimentel. We filed a “resale” registration statement to register 200,000 of shares issued to Dr. Pimentel, which was declared effective by the Securities and Exchange Commission (SEC) on October 15, 2015.

On August 10, 2015, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that we entered into in connection with the Channel Agreement, we paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015. In addition, upon the achievement of certain milestones, we agreed to pay Intrexon milestone payments of up to $27 million for each product developed. We will pay Intrexon royalties on annual net sales of Collaboration Products, calculated on a product-by-product basis equal to a percent of net sales (ranging from mid-single digits on the first $100 million of net sales to mid-teen digits on net sales in excess of $750 million). Pursuant to the Second Amendment to Registration Rights Agreement, we filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the SEC on October 15, 2015.

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

Since our inception in January 2001, our efforts and resources have been focused primarily on acquiring and developing our product candidates, our clinical trials, raising capital, manufacturing and recruiting personnel. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $133.8 million through September 30, 2015. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding, obtain the required regulatory approvals, or complete additional corporate partnering or acquisition transactions.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

General and Administrative Expenses

General and administrative expenses increased by 32% to $1.6 million for the three months ended September 30, 2015, from $1.2 million for the three months ended September 30, 2014.  This increase is primarily the result of increased legal fees associated with SEC filings and collaborative agreements. The charge relating to stock-based compensation expense was $387,000 for the three months ended September 30, 2015, compared to $377,000 for the three months ended September 30, 2014.

Research and Development Expenses

Research and development expenses increased by 172% to $10.0 million for the three months ended September 30, 2015, from $3.7 million for the three months ended September 30, 2014. This increase is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our microbiome focused pipeline, including our C. difficile and IBS-C programs. During the three months ended September 30, 2015, we entered into an ECC with Intrexon Corporation for the development of a treatment for patients with PKU. We issued 937,500 shares of our common stock to Intrexon Corporation as payment of the technology access fee that resulted in a non-cash charge of $3.0 million. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $259,000 for the three months ended September 30, 2015, compared to $232,000 for the three months ended September 30, 2014.

Other Income

Other income was $4.1 million for the three months ended September 30, 2015, compared to $1,000 for the three months ended September 30, 2014. Other income for the three months ended September 30, 2015 is primarily due to non-cash income of $4.1 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from the previous quarter. There was no non-cash expense relating to fair value of warrants for the three months ended September 30, 2014.

Net Loss

Our net loss was $7.5 million, or $0.08 per common share for the three months ended September 30, 2015, compared to a net loss of $4.9 million, or $0.08 per common share for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

General and Administrative Expenses

General and administrative expenses increased to $5.5 million for the nine months ended September 30, 2015, from $4.2 million for the nine months ended September 30, 2014.  This increase of 33% is primarily the result of increased employee costs and legal fees associated with SEC filings and collaborative agreements. The charge relating to stock-based compensation expense was $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Expenses

Research and development expenses increased to $24.0 million for the nine months ended September 30, 2015, from $9.2 million for the nine months ended September 30, 2014. This increase of 160% is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our pathogen-specific microbiome-focused pipeline, including our C. difficile, IBS-C and Pertussis programs. In August 2015, we entered into an ECC with Intrexon Corporation for the development of a treatment for patients with PKU. We issued 937,500 shares of our common stock to Intrexon Corporation as payment of the technology access fee that resulted in a non-cash charge of $3.0 million. Research and development expenses also include a $1.0 million non-cash expense for achieving the third milestone as set forth in the Asset Purchase Agreement with Prev ABR LLC, dated November 28, 2012. Prev ABR LLC exercised its option to receive the milestone payment in shares of our common stock that were issued in April 2015. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $757,000 for the nine months ended September 30, 2015, compared to $550,000 for the nine months ended September 30, 2014.

Other Income (Expense)

Other expense was $3.9 million for the nine months ended September 30, 2015, compared to other income of $97,000 for the nine months ended September 30, 2014. Other expense for the nine months ended September 30, 2015 is primarily due to non-cash expense of $3.9 million from the change in fair value of warrants. There was no non-cash expense relating to fair value of warrants for the nine months ended September 30, 2014.

Net Loss

Our net loss was $33.5 million, or $0.42 per common share for the nine months ended September 30, 2015, compared to a net loss of $13.3 million, or $0.23 per common share for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

Our cash totaled $31.8 million as of September 30, 2015, an increase of $14.3 million from December 31, 2014. During the nine months ended September 30, 2015, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $33.5 million for the nine months ended September 30, 2015.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $133.8 million through September 30, 2015. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2015, our cash and cash equivalents consisted primarily of money market securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. As of September 30, 2015, our accumulated deficit totaled approximately $133.8 million on a consolidated basis. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with the Regents of the University of California relating to our Trimesta technology, and an exclusive license agreement with CSMC relating to our IBS-C program. Each of these agreements requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreements or renegotiate our arrangement with these institutions on reasonable terms, or at all. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our ECC agreements with Intrexon provide that Intrexon may terminate an agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with Prev provides Prev with the right to the return of the assets if we do not perform certain requirements. Our agreement with CSMC allows CSMC to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with the Regents of the University of California requires that we initiate certain clinical trials and complete other clinical trials within certain specified periods of time, our ability to do so may in some cases may be dependent upon the results of the clinical trial data we have not yet been provided.

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

Because our biologic programs are relatively new, we have only recently assumed development responsibility and costs associated with such programs. In addition, because development activities in collaboration with Intrexon are determined pursuant to joint steering committees comprised of Intrexon and ourselves and we have limited experience, future development costs associated with these program may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

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

As of November 2, 2015, we employed approximately 26 individuals, 22 of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under the ECC agreements with Intrexon, our development obligations under our agreement with Prev and our agreement with CSMC. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors could harm our competitive position. For example, we are highly dependent on scientific collaborators for our Trimesta development program and our C-IBS development program. Specifically, all of the clinical trials have been conducted under investigator-sponsored IND applications, not corporate-sponsored INDs. We have sometimes experienced difficulty in collecting data generated from these investigator-sponsored clinical trials for our programs. We cannot provide any assurances that we will not experience any additional delays in the future. To date, we have not received certain data from UCLA, including MRI analyses evaluated changes in the brain that correlate with improvements seen in clinical outcomes that we believe is necessary for our ongoing clinical development and/ or partnering negotiations. Our agreement with the Regents of the University of California requires that we initiate certain clinical trials and complete other clinical trials within certain specified periods of time, our ability to do so may in some cases be dependent upon the results of the clinical trial data we have not yet been provided.

We are also highly dependent on government and private grants to fund certain of our clinical trials for our product candidates and/ or the ability to partner the development of certain product candidates. For example, the lead principal investigator to Trimesta (oral estriol) received grants totaling over $8.0 million, predominantly from the Southern California Chapter of the NMSS and the National Institutes of Health which funded a majority of the Phase 2 clinical trial in relapsing-remitting MS for women. Although we believe that funding will be available to complete future trials, if sufficient funding is not available and we are unable to negotiate an arrangement with a development partner we may not be able to complete further clinical trials and commercialize estriol. We will also need to cross reference our IND with the inventor/IND holder for this program should we elect to file our own corporate IND for our Trimesta (oral estriol) program.

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

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, as outlined in the NYSE MKT Exchange Company Guide. At September 30, 2015, we had stockholders’ equity of $25.9 million. The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock if we should fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our principal stockholder has the ability to influence the vote on matters submitted to our stockholders and subsequent sales by such stockholder could adversely affect the market for our stock.

Through Intrexon and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 13.2 million shares of our common stock as of September 30, 2015. As a result, he will be able to exert influence over issues submitted to our stockholders, including the election of our Board of Directors and the vote on issues. The sale of a number of shares by our principal stockholder could have an adverse effect on the market for our stock and our share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the quarter ended September 30, 2015, other than those that were previously reported in our Current Reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Third Amendment to License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated September 4, 2015.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2015

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2015

