Form 10-K
period 2015-12-31
Synthetic Biologics, Inc.
filed 2016-03-10
CIK 894158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from             to

Commission File Number: 1-12584

SYNTHETIC BIOLOGICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9605 Medical Center Drive, Ste. 270 Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(301) 417-4364

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	NYSE MKT, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if (disclosure of delinquent filers) pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s recently completed second quarter, was approximately $173.5 million based on $2.85, the closing price of the registrant’s common stock as reported by the NYSE MKT on that date.

As of March 8, 2016, the registrant had 90,826,752 shares of common stock outstanding.

Documents incorporated by reference: None

SYNTHETIC BIOLOGICS, INC.

FORM 10-K

i

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements.

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Synthetic Biologics,” refer to Synthetic Biologics, Inc. and its subsidiaries.

Item 1.	Business

Overview

We are a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead product candidates in Phase 2 development are: (1) SYN-010, which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004, which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD). In collaboration with Intrexon Corporation, we are also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Our Product Pipeline

Therapeutic Area	Proprietary Technology	Product Candidate	Discovery	Preclinical	Phase 1	Phase 2	Phase 3
IBS-C	Oral modified-release lovastatin lactone	SYN-010[C]					
Prevention of CDI and AAD [Degrade IV Beta-lactam Antibiotics]	Oral enzyme	SYN-004					
Prevention of CDI and AAD [Degrade Oral Beta-lactam Antibiotics]	Oral enzyme	SYN-007					
Prevention of CDI and AAD [Degrade IV Carbapenem Antibiotics]	Oral enzyme	SYN-006					
Prevention/Treatment of Pertussis (whooping cough)	Monoclonal antibodies	SYN-005[I,T]					
PKU	Biotherapeutics	SYN-200[I]					
Preserve gut microbiome and barrier/Treat inflammation	Oral intestinal alkaline phosphatase	SYN-020					

Completed   Planned - 2016

C - Cedars-Sinai Medical Center collaboration
I - Intrexon Corporation collaboration
T - The University of Texas at Austin collaboration

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Status
Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)	•	Reported positive topline data from two Phase 2 clinical trials (4Q 2015 & 1Q 2016)
		•	Request end of Phase 2 meeting with FDA (summer 2016)
		•	Plan to initiate Phase 3 clinical trial(s) (2H 2016)
		•	Collaboration with Cedars-Sinai Medical Center
Prevention of CDI and AAD (Degrade IV beta-lactam antibiotics)	SYN-004 (oral enzyme)	•	Reported positive Phase 1a/1b data (1Q 2015)
		•	Initiated Phase 2b proof-of-concept clinical trial (3Q 2015)
		•	Reported supportive topline data from first Phase 2a clinical trial (4Q 2015)
		•	Expect to report topline data from second Phase 2a clinical trial (1H 2016)
		•	Plan to initiate Phase 3 clinical trial(s) (2H 2016)
Prevention of CDI and AAD (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)	•	Preclinical work ongoing to determine ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics

Therapeutic Area	Product Candidate	Status
Prevention and Treatment of pertussis	SYN-005 (monoclonal antibody therapies)	•	Reported positive preclinical research findings (2014)
		•	The University of Texas at Austin (UT Austin) received a grant to support a preclinical study to evaluate the prophylactic capability of SYN-005 (4Q 2015)
		•	Collaborations with Intrexon and UT Austin

All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. In total, we hold approximately 100 U.S. and foreign patents and have over 55 U.S. and foreign patents pending.

Our Microbiome-Focused Pipeline

Our IBS-C and CDI/AAD programs are focused on protecting the gut microbiome, or gut flora, which is home to billions of bacteria and composed of a natural balance of both “good” beneficial bacteria and potentially “bad” pathogenic bacteria. When the natural balance of these bacteria is disrupted, a person’s health can be compromised.

SYN-010 — Treatment of Irritable Bowel Syndrome with Constipation (ISB-C)

SYN-010 is our proprietary, modified-release formulation of lovastatin lactone that is intended to reduce methane production by certain microorganisms (M. smithii) in the gut while minimizing disruption to the microbiome. Methane produced by M. smithii is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and published reports have associated higher intestinal methane production with increased constipation severity in IBS-C patients. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the major cause of IBS-C, not just the patient’s symptoms.

In December 2013, through our subsidiary Synthetic Biomics, Inc. (“SYN Biomics”), we entered into a worldwide exclusive license agreement with Cedars Sinai Medical Center (CSMC) and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. We licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. Methane produced by these microorganisms is perceived as an underlying cause of pain, bloating, and constipation associated with IBS-C, and may contribute to the pathology of other diseases. We believe SYN-010 may reduce the impact of methane producing organisms on IBS-C.

Irritable Bowel Syndrome

IBS is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. The illness affects both men and women; however, two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-A (alternating diarrhea and constipation). According to GlobalData’s IBS Global Drug Forecast and Market Analysis to 2023 (December 2014) stringent disease diagnosis criteria to ensure market relevance and a population most likely to receive a diagnosis and prescription drug treatment, the prevalence of IBS in adults in the U.S., Europe and Japan was expected to be 41.1 million in 2015, and it has been reported that up to 20 percent of all IBS patients have IBS-C.

Extensive studies conducted by Dr. Pimentel and collaborators have shown that overproduction of methane gas is directly associated with bloating, pain and constipation in IBS-C patients. Investigators at CSMC have discovered that inhibiting intestinal methane production may reverse constipation associated with IBS-C, and may be beneficial in treating other major diseases such as obesity, insulin resistance and type 2 diabetes. We believe our product candidate

Limitations of Current Treatments and Market Opportunity

Currently, the U.S. Food and Drug Administration (FDA)-approved therapies for the treatment of IBS-C and other treatments including prescription and over-the-counter laxatives, which provide patients with temporary symptomatic relief and often cause diarrhea, but do not treat the underlying cause of pain, bloating and constipation associated with IBS-C. According to GlobalData, IBS — Global Drug Forecast and Market Analysis to 2023 (December 2014), the estimated global sales for IBS therapeutics for 2015 was $669.3 million, and global sales are expected to be greater than $1.5 billion in 2023.

First Phase 2 Clinical Trial Topline Results (4 Week Acute Study)

In December 2015, we reported positive topline results from our first Phase 2 placebo-controlled clinical trial of SYN-010, including lowered breath methane and improved stool frequency in patients with IBS-C. This first Phase 2 clinical trial was initiated in June 2015 and enrolled 63 patients who were randomized using a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups and a placebo group. Patients received single oral doses of SYN-010 or a placebo each day for 28 days. The primary objective of this clinical trial was to evaluate the change from baseline in the area under the curve (AUC) of breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 as compared with a placebo. The trial’s secondary endpoints included improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. There were no serious adverse events observed.

In the first Phase 2 clinical trial of SYN-010, 65 percent of patients had no detectable plasma trough levels of lovastatin lactone or lovastatin beta-hydroxyacid after 28 days of treatment. In the few patients with detectable trough levels at day 28, concentrations of both lovastatin lactone and lovastatin beta-hydroyacid were significantly lower than observed for commercial lovastatin formulations. Consistent with limited absorption, there were no statistically significant changes in LDL-C levels relative to placebo after 28 days.

Second Phase 2 Clinical Trial Topline Results (8 Week Extension Study)

In January 2016, we reported positive topline data from our second Phase 2 clinical trial of SYN-010, which was initiated in October 2015. As the patients completed the first Phase 2 clinical trial, they were eligible to immediately rollover into the second Phase 2 clinical trial (multi-center, open-label) of SYN-010 that evaluated the sustainability of the effect of one dose strength of SYN-010 (42 mg) on breath methane production in 54 breath methane-positive patients with IBS-C, as well as key clinical outcomes, including frequency of CSBM, abdominal pain and bloating.

A statistically significant decrease in methane production (p=0.002) from the beginning of the first Phase 2 study (Study 1 baseline — Day 1) to the end of the second Phase 2 study (12 weeks of treatment — Day 84), thus meeting the study's primary endpoint. Topline data from the second Phase 2 study also showed improvements in secondary efficacy endpoints, including: (1) a statistically significant reduction in the mean IBS Symptom Severity Score (IBS-SSS; p<0.0001), which includes abdominal pain, bloating, stool frequency and quality of life scores, for all patients from Study 1 baseline to the end of the second Phase 2 study, and (2) an increase in the percentage of patients identified as Monthly Responders, an FDA-defined composite measure incorporating improvements in CSBMs and abdominal pain. There were no serious adverse events observed.

Phase 3 Planning

We have submitted two Type C meeting requests with the FDA and anticipate requesting an end of Phase 2 meeting with the FDA during summer 2016. We plan to initiate a pivotal Phase 3 clinical trial during the second half of 2016.

Anticipated Regulatory Strategy

We believe that we will be able to utilize the regulatory approval pathway provided in Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) for SYN-010. A New Drug Application (NDA) submitted under Section 505(b)(2), referred to as a 505(b)(2) NDA, contains full safety and efficacy reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We believe we can rely on the FDA’s previous findings of safety for a currently marketed product and published clinical data. We expect to rely on published clinical trials using a similar drug product to provide support of efficacy. Consequently, we believe we can move directly into a pivotal clinical trial.

Clinical Advisory Board

In April 2014, we formed a Clinical Advisory Board (IBS-C CAB) to support development of SYN-010, and named Dr. Pimentel, the gastroenterologist and lead investigator for our IBS-C program, as the Chair. In October 2014, we announced the expansion of the IBS-C CAB to include William Chey, M.D., Gail M. Comer, M.D., Anthony J. Lembo, M.D., and, Philip Schoenfeld, M.D., MSEd, MSc.

Preclinical and Experimental Development

In November 2015, our peer-reviewed article titled “Inhibition of Methanogenic Archaea by Statins as a Targeted Management Strategy for Constipation and Related Disorders”, evaluating the therapeutic potential of certain statins in inhibiting the production of methane was published online in the Alimentary Pharmacology & Therapeutics journal. The article describes observational and experimental studies which show a strong correlation between the production of methane by the dominant methane-producing microorganism in the gut, M. smithii, and slowed stool transit in the intestines commonly seen in patients with IBS-C.

In October 2015, experimental results were presented in a poster at the American College of Gastroenterology (ACG) Annual Meeting by Dr. Pimentel, demonstrating that of the various statins examined, lovastatin lactone was the only effective inhibitor of methane production in human stool homogenates, significantly inhibiting methane levels by -65% compared to the control stool.

In August 2015, we evaluated SYN-010 minitablet pharmacokinetics (PK) in an appropriate animal model (canine) to determine if the formulation can deliver the desired in vivo lovastatin release profile as measured by plasma concentrations of lovastatin lactone and lovastatin beta-hydroxyacid. In this preclinical study, the plasma PK of SYN-010 minitablets were compared to equivalent doses of the commercial formulations Mevacor (IR) and Altoprev (XR) to facilitate comparison to previous nonclinical and clinical experience with these medicines. The study demonstrated that SYN-010 minitablets delivered lovastatin lactone and lovastatin beta-hydroxyacid to the GI tract while minimizing systemic drug levels.

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

Intellectual Property

The SYN-010 intellectual property portfolio includes approximately 55 issued U.S. and foreign patents, and approximately 15 U.S. and foreign patents pending.

In February 2016, the U.S. Patent and Trademark Office (USPTO) issued a Notice of Allowance for a patent application which covers the use of a variety of compounds, including the active agent of SYN-010, our proprietary, modified-release formulation of lovastatin lactone designed to treat a major underlying cause of IBS-C. U.S. Patent Application No. 14/211,197 also includes claims that provide protection for proprietary patient screening technology developed by Dr. Pimentel. Upon issuance, this patent, which is owned by CSMC and exclusively licensed to Synthetic Biologics, strengthens the Company's extensive SYN-010-related patent estate and extends the term of the Company's patent protection to at least 2034.

In November 2015, U.S. Patent No. 9,192,618 was issued and includes claims that cover our clinical SYN-010 IBS-C program. This patent, which is exclusively licensed from CSMC, is the result of research directed by Dr. Pimentel. This new U.S. patent enlarges our SYN-010-related patent estate; patents from the same family have been granted in Europe, Canada and Australia. Additional worldwide patent filings by CSMC and co-owned by us or licensed to us, include composition of matter claims that could extend patent protection of SYN-010 to the year 2035.

SYN-004 — Prevention of C. difficile infections (CDI) and antibiotic-associated diarrhea (AAD)

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

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading healthcare-associated infection that generally occurs secondary to treatment with IV antibiotics from Prev ABR LLC. The acquired assets include a pre-Investigation New Drug (IND) package for P3A (which we now refer to as SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and foreign patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, second generation oral beta-lactamase enzyme product candidate that we call SYN-004.

Compared to the first generation oral enzyme candidate of P1A, we believe that the second generation candidate, SYN-004, will have activity against a broader spectrum of beta-lactam antibiotics, including both penicillins and certain cephalosporins. Due to the structural similarities between P1A and SYN-004, and based on previous discussions with the FDA, certain preclinical data collected on P1A was used in support of an IND application for our new product candidate, SYN-004. P1A was evaluated in four Phase 1 and one Phase 2 clinical trials conducted in Europe. In total, 112 patients and 143 healthy normal subjects participated in these studies.

Beta-lactamase enzymes have the ability to degrade beta-lactam antibiotics that may be excreted into the GI tract. P1A (the first generation candidate) showed acceptable safety and tolerability in a Phase 1 study. In addition, data from two Phase 2 clinical studies demonstrated that P1A had the ability to preserve GI microflora in hospitalized patients treated with IV ampicillin or the combination of piperacillin and tazobactam.

C. difficile

C. difficile is the leading type of hospital acquired infection and is frequently associated with IV beta-lactam antibiotic treatment. According to an article published in the New England Journal of Medicine (Leffler DA et al. N Engl J Med 2015; 372: 1539-1548), CDIs more than quadruple the cost of hospitalizations, increasing annual expenditures by approximately $1.5 billion in the U.S. CDI is a rising global hospital acquired infection (HAI) problem in which the toxins produced by C. difficile bacteria result in AAD, and in the most serious cases, pseudomembranous colitis (severe inflammation of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy, and advanced age. In addition, many patients experience a recurrence of CDI within one to three months.

Limitations of Current Treatments and Market Opportunity

CDI is a widespread and often drug resistant infectious disease. According to an article published in the New England Journal of Medicine (Leffler DA et al. N Engl J Med 2015; 372:1539-1548), it is estimated that 453,000 patients are infected with C. difficile annually in the U.S., and it has been reported that approximately 29,000 patients die due to a CDI each year. CDI has surpassed methicillin-resistant staphylococcus aureus (MRSA) as the most frequent hospital acquired infection. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of CDI.

SYN-004’s significant target market is represented by the 117 million average days SYN-004 could be administered with target IV beta-lactam antibiotics. This estimate is based upon data derived from the following report: Arlington Medical Resources (AMR), a Decision Resources Group Company, 2014 Audits of Acute Care Hospital Antibiotic Utilization. Currently there are no approved treatments designed to protect the microbiome from the damaging effects of IV antibiotics. The worldwide market for SYN-004 could represent a multi-billion dollar opportunity for us.

Phase 1a and 1b Clinical Trial Pharmacokinetic Data

In March 2015, we reported positive pharmacokinetic data from our Phase 1a and 1b clinical trials, which suggests that SYN-004 may have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. In February 2015, we reported positive topline results from our Phase 1b clinical trial of escalating doses of oral SYN-004, with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. The Phase 1a (40 participants) and 1b (24 participants) clinical trials of SYN-004 were initiated in December 2014.

First Phase 2a Clinical Trial Topline Results

In December 2015, we reported positive topline results from our Phase 2a clinical trial of SYN-004, including data from ten ileostomized participants that demonstrated SYN-004 successfully degraded residual IV ceftriaxone in the chyme (digestive fluid in the small intestine) without affecting the intended level of ceftriaxone in the bloodstream. This Phase 2a clinical trial was initiated in March 2015 to evaluate the GI antibiotic-degrading effects and the safety of SYN-004.

Second Phase 2a Clinical Trial Topline Results

In June 2015, we initiated a second Phase 2a clinical trial of SYN-004 to evaluate the GI antibiotic-degrading ability and the safety of SYN-004, in the presence of the proton pump inhibitor (PPI), esomeprazole. Topline data is expected from the second Phase 2a clinical trial during the first half of 2016.

Phase 2b Clinical Trial Design

In September 2015, we initiated a Phase 2b proof-of-concept clinical trial of SYN-004. This randomized, placebo-controlled clinical trial is expected to enroll approximately 370 patients at up to 75 global clinical sites. This clinical trial is intended to evaluate the ability of SYN-004 to prevent CDI, C. difficile associated diarrhea (CDAD) and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. Once 120 patients are enrolled and there are 10 confirmed cases of CDI, an interim analysis to evaluate baseline rate of CDI in the placebo group is anticipated to be conducted during the first half of 2016. The interim analysis will be performed by an independent data monitoring committee. As of March 8, 2016, 98 patients are enrolled in the SYN-004 Phase 2b clinical trial.

Phase 3 Planning

A Type C meeting has been requested with the FDA. We plan to initiate a pivotal Phase 3 clinical trial during the second half of 2016.

SYN-007 — Prevention of CDI and AAD

Preclinical work is ongoing to determine the ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics. SYN-007 comprises a reformulated version of SYN-004 for use with oral beta-lactam antibiotics versus IV beta-lactam antibiotics.

SYN-006 — Prevention of CDI and AAD

The development of SYN-006 is in the discovery stage. SYN-006 is intended to be an oral prophylactic therapy designed to degrade IV carbapenem antibiotics (a third class of beta-lactam antibiotics) within the GI tract and maintain the natural balance of the gut microbiome for the prevention of CDI and AAD. While SYN-004 is intended to degrade penicillin and certain cephalosporins in the GI tract, the SYN-006 discovery program has the potential to expand the activity to a broader spectrum of IV beta-lactam antibiotics in the GI tract to include carbapenem antibiotics.

C. difficile CAB

In June 2014, we formed a CAB to support development of SYN-004. The CAB is comprised of industry leaders Mark Wilcox, M.D., (Chairman), Curtis Donskey, M.D., Ciarán Kelly, M.D. and Tom Louie, M.D., all of whom are providing expertise and guidance on aspects of the C. difficile clinical program.

C. difficile: Intellectual Property

The SYN-004 intellectual property portfolio includes approximately 35 issued U.S. and foreign patents, and approximately 30 U.S. and foreign patents pending.

In March 2016, the USPTO issued Notices of Allowance for three patent applications which cover SYN-004 composition of matter claims and methods of protecting the gut microbiome from certain beta-lactam antibiotics for the prevention of CDI and AAD. Upon issuance, these newly allowed applications reinforce our extensive C. difficile-related patent estate, and carry patent terms that extend from at least 2031 to 2035.

In November 2014, the USPTO issued U.S. Patent 8,894,994 that has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, and carries a patent term to at least 2031. In addition to this granted patent, we have numerous related granted and pending U.S. and foreign patent applications that are central to our intellectual property estate. Further, we continue to grow our intellectual property estate with new applications, many of which would expire in at least 2035, if granted.

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

SYN-005 — Pertussis (Whooping Cough)

Bordetella pertussis (B. pertussis) is a gram-negative bacterium that infects the upper respiratory tract, causing uncontrollable and violent coughing. Antibiotic treatment does not have a major effect on the course of pertussis. While such treatment can eliminate the B. pertussis bacteria from the respiratory tract, it does not neutralize the pertussis toxin. Infants with pertussis often require hospitalization in pediatric intensive care units, frequently requiring mechanical ventilation. Pertussis in adults generally leads to a chronic cough referred to as the “cough of 100 days.” The incidence of pertussis is increasing due to the declining effectiveness of the acellular vaccine introduced in the 1990s, exposure of unvaccinated and under-vaccinated individuals including infants who are not yet fully vaccinated and exposure of individuals whose immunity has diminished over time.

According to the World Health Organization (WHO), there are 50 million cases of whooping cough, and it is estimated that B. pertussis infection causes up to 300,000 deaths each year worldwide, primarily among unvaccinated infants. Recent news reports throughout the U.S. indicate that the pertussis vaccine introduced in the 1990s does not provide long-term protection and, as a result, whooping cough cases have increased to a 60-year high.

Intrexon Collaboration and The University of Texas at Austin Agreement

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intend to develop mAb therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. In December 2012, we initiated mAb development for the prevention and treatment of pertussis focusing on toxin neutralization. Unlike antibiotics, we are developing a mAb therapy to target and neutralize the pertussis toxin as a prophylaxis for high-risk newborns and in order to reduce the mortality rate in infected infants. This program intends to utilize Intrexon’s comprehensive suite of proprietary technologies, including the mAbLogix TM platform for rapid discovery of fully human mAbs and the LEAP® cell processing station.

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

Preclinical and Clinical Development

Working with our collaborator, Intrexon, and our academic collaborator, UT Austin, we have established a humanized mAb product candidate, SYN-005, designed to neutralize pertussis toxin, a major cause of pertussis-mediated infant morbidity and mortality. The two humanized mAbs, hu1B7 and hu11E6, bound tightly to the toxin and potently neutralized the toxin. In addition, the antibodies were highly efficacious in a murine model of pertussis in which they completely mitigated elevations of the white blood cell count that is characteristic of the illness. The antibodies, alone and in combination, were compared to the WHO international pertussis human antiserum standard by ELISA. After administration to non-human primates, SYN-005 was detectable in the blood for more than three weeks.

In April 2014, and again in September 2014, we received positive preclinical research findings of SYN-005 for the treatment of pertussis in three non-human primate studies (n = 19). In the latter two pertussis studies in particular, SYN-005 rapidly stopped the rise in white blood cell count that is characteristic of the disease and accelerated its return to baseline.

In September 2014, we received U.S. Orphan Drug Designation from the FDA for SYN-005 for the treatment of pertussis.

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

In December 2015, a non-human primate prophylaxis study was initiated by UT Austin to evaluate the potential of our monoclonal antibody, 1B7, in the prevention of pertussis. This preclinical study is expected to provide support for the use of our 1B7 in potential clinical application.

Intellectual Property

We have patents pending on compositions and uses of SYN-005 and we have an issued U.S. patent and patents pending on other pertussis mAbs from UT Austin.

SYN-200 — Treatment of Phenylketonuria (PKU)

PKU is a genetic disease that begins at birth characterized by a deficiency in the liver enzyme that breaks down the essential amino acid phenylalanine (Phe), a building block of proteins normally obtained through the foods we eat. As a result, Phe accumulates in the body, becoming toxic and leading to serious health consequences, including profound mental retardation, brain damage, mental illness, behavioral problems, seizures, tremors, limited cognitive ability and hyperactivity. If left untreated, the most severe form of PKU leads to permanent cognitive damage. PKU affects more than 14,000 people in the U.S. and 50,000 people in developed nations globally. There is no existing cure for PKU, requiring patients to maintain a life-long treatment program and a carefully controlled diet.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

The development of SYN-020 is in the discovery stage. SYN-020 is being developed as a modified-release oral dosage form of intestinal alkaline phosphatase (IAP). Published preclinical and clinical studies on IAP indicate that an oral IAP product may have efficacy in a broad range of significant therapeutic indications including celiac disease, inflammatory bowel disease, microbial dysbiosis and metabolic syndrome. We have identified cell systems in which IAP can be expressed and anticipate selection of an oral formulation in 2H 2016 for evaluation in preclinical disease models.

Multiple Sclerosis Program

We discontinued our multiple sclerosis (MS) program in February 2016 and the development of a Phase 2 oral estriol drug for the treatment of relapsing-remitting multiple sclerosis (RRMS) and cognitive dysfunction in MS. Previously, our drug candidate Trimesta (oral estriol) was evaluated in investigator-sponsored Phase 2 clinical trials for RRMS in women, and cognitive dysfunction in women with MS.

On February 1, 2016, our subsidiary, Putney Drug, Inc. provided written notice to the Regents of the University of California (the “Regents”) that we were terminating our (i) License Agreement with the Regents, dated as of July 11, 2005, as amended on November 8, 2005, January 3, 2007, August 29, 2007, December 31, 2012, July 25, 2014 and July 8, 2015 (collectively, the “License Agreement”) and (ii) Clinical Trial Agreement with the Regents, dated April 29, 2010, as amended July 8, 2015 (collectively, the “CTA”). Pursuant to the terms of the License Agreement, Putney Drug had licensed from the Regents certain U.S. patents for multiple sclerosis therapy related to our drug candidate, Trimesta and Trimesta-combination therapies. Based upon the independent third party analysis of the investigator-sponsored Phase 2 clinical trial that evaluated Trimesta as a treatment for relapsing-remitting MS in women, it was determined that the License Agreement and the CTA should be terminated. In accordance with the termination provisions of the License Agreement and the CTA, the terminations will be effective May 2, 2016.

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have approximately 100 U.S. and foreign patents and over 55 U.S. and foreign patents pending. For instance, U.S. Patent 8,894,994, which has claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004, carries a patent term to at least 2031. Further, allowed U.S. Patent Application Nos. 14/517,539 and 14/676,559 which, upon issuance, will expire in 2031, cover various uses of beta-lactamases, including SYN-004, in protecting the microbiome, and allowed U.S. Patent Application 14/689,877, which, upon issuance, will expire in 2035, covers further beta-lactamase compositions of matter related to SYN-004. Also, U.S. Patent No. 9,192,618, which expires in approximately 2023, includes claims that cover use of statins, including SYN-010, for the treatment of IBS-C. Allowed U.S. Patent Application No. 14/211,197, which expires in approximately 2033, includes claims that cover the use of a variety of compounds, including the active agent of SYN-010, to treat constipation in certain screened patients. Pending applications PCT /US2015/045140 and US 14/826,115, cover SYN-010 formulations and, if issued (after nationalization), are expected to have a term to at least 2035.

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

Our Collaborations

PKU Collaboration with Intrexon Corporation

On August 10, 2015, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “PKU ECC”) with Intrexon that governs a “channel collaboration”

arrangement in which we will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that we entered into in connection with the Channel Agreement, we paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015.

In addition, upon the achievement of certain milestones, we agreed to pay Intrexon milestone payments of up to $27 million for each product developed as follows: (i) $2 million upon first dosing of a patient in a Phase 1 clinical trial upon commencement of an IND, payable in stock or cash at our option; (ii) a payment 30 days after achievement of the first commercial sale of a Collaboration Product in the United States or approval of a New Drug Application and/or Biologics License Application for a Collaboration Product by the U.S. Food and Drug Administration; and (iii) a payment 30 days after achievement of the first commercial sale of a Collaboration Product in a nation subject to the authority of the European Medicines Agency (EMA) or approval of a Marketing Authorization Application for a Collaboration Product by the EMA. We will pay Intrexon royalties on annual net sales of Collaboration Products, calculated on a product-by-product basis, equal to a percentage of net sales (ranging from mid-single digits on the first $100 million of net sales to mid-teen digits on net sales in excess of $750 million). We have likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. Pursuant to the Second Amendment to Registration Rights Agreement, we filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the SEC on October 15, 2015.

Cedars-Sinai Medical Center License Agreement

On December 5, 2013, through our majority owned subsidiary, SYN Biomics, we entered into a worldwide exclusive license agreement (the “CSMC License Agreement”) for the right to develop, manufacture, use, and sell products for the human and veterinary therapeutic and prophylactic treatments for acute and chronic diseases. An investigational team lead by Dr. Mark Pimentel at CSMC has discovered that these products are intended to target certain pathogenic GI microorganisms that are perceived as an underlying cause of diseases such as IBS-C, obesity and type 2 diabetes. The portfolio of intellectual property licensed to SYN Biomics under the CSMC License Agreement included nine issued U.S. patents, 30 issued patents in various European countries, three issued Australian patents, one Canadian patent and one issued Japanese patent as well as several pending U.S. and international patent applications for most fields of use and modalities (subject to certain agreed-upon exceptions. On December 5, 2013, we also entered into an option agreement regarding IBS with CSMC, which expired unexercised on December 31, 2014.

Under the terms of the CSMC License Agreement we issued 334,911 unregistered shares of our common stock to CSMC, as payment of an initial license fee and patent reimbursement fees of $150,000 and $220,000, respectively. The parties also entered into a Stock Purchase Agreement with respect to such stock issuance and other issuances of unregistered shares of our common stock that may be issued to CSMC in lieu of cash, including license fees, milestone payments, expense reimbursements and option fees under the CSMC License Agreement. Commencing on the second anniversary of the CSMC License Agreement, SYN Biomics began paying an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the CSMC License Agreement. In addition to royalty payments which are a percentage of Net Sales (as defined in the CSMC License Agreement) of Licensed Products (as defined in the CSMC License Agreement) and Licensed Technology products (as defined in the CSMC License Agreement), SYN Biomics is obligated to pay CMSC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of the following milestones (the first two of which are payable in cash or unregistered shares of our stock at our option): (i) successful Phase 1 trial completion of the first Licensed Product or first Licensed Technology Product; (ii) successful Phase 2 trial completion of the first Licensed Product or first Licensed Technology Product; (iii) initiation of Phase 3 dosing for each additional indication of a Licensed Product or Licensed Technology Product; (iv) successful Phase 3 trial completion for each Licensed Product and each Licensed Technology Product; (v) the FDA’s acceptance of a New Drug Application for each Licensed Product and each Licensed Technology Product; (vi) regulatory approval for each Licensed Product and each Licensed Technology Product; and (vii) the first commercial sale of each Licensed Product and each Licensed Technology Product. The stock issuances are subject to prior approval of the NYSE MKT, LLC.

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

On August 29, 2015, we, SYN Biomics and Dr. Pimentel entered into the Pimentel Amendment to the Pimentel Stock Purchase Agreement entered into dated December 3, 2013, which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of the our common stock. On August 29, 2015, Dr. Pimentel notified us of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 1,350,000 shares of our common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended and the exchange was effectuated on August 31, 2015. We filed a “resale” registration statement to register 200,000 of shares issued to Dr. Pimentel, which was declared effective by the SEC on October 15, 2015.

The CSMC License Agreement terminates: (i) automatically if SYN Biomics enters into a liquidating bankruptcy or other specified bankruptcy event or if the performance of any term, covenant, condition or provision of the CSMC License Agreement will jeopardize the licensure of CMSC, its participation in certain reimbursement programs, its full accreditation by the Joint Commission of Accreditation of Healthcare Organizations or any similar state organizations, its tax exempt status or is deemed illegal; (ii) upon 30 days’ notice from CMSC if SYN Biomics fails to make a payment or use commercially reasonable efforts to exploit the patent rights; (iii) upon 60 days’ notice from CMSC if SYN Biomics fails to cure any breach or default of any material obligations under the CSMC License Agreement; or (iv) upon 90 days’ notice from SYN Biomics if CMCS fails to cure any breach or default of any material obligations under the CSMC License Agreement. SYN Biomics also has the right to terminate the License Agreement without cause upon 6 months’ notice to CSMC; however, upon such termination, SYN Biomics is obligated to pay a termination fee with the amount of such fee reduced: (i) if such termination occurs after an IND submission to the FDA but prior to completion of a Phase 2 clinical trial, (ii) reduced further if such termination occurs after completion of Phase 2 clinical trial but prior to completion of a Phase 3 clinical trial; and (iii) reduced to zero if such termination occurs after completion of a Phase 3 clinical trial.

The University of Texas at Austin License Agreement and Sponsored Research Agreement

On December 19, 2012, we entered into a Patent License Agreement (the “Texas License Agreement”) with The University of Texas at Austin (the “University”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies developed in the lab of Dr. Jennifer A. Maynard, Associate Professor of Chemical Engineering. In accordance with the terms of the Texas License Agreement we made the following payments to the University: a payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014 and a $25,000 payment on December 31, 2015. The Texas License Agreement also provides that the University is entitled to milestone payments of $50,000 upon commencement of Phase 1 Clinical Trials, $100,000 upon commencement of Phase 3 Clinical Trials, $250,000 upon NDA submission in the United States, $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, the University is entitled to a running royalty upon Net Product Sales and Net Service Sales (as defined in the Texas License Agreement). The License Agreement terminates upon the expiration of the patent rights (as defined in the Texas License Agreement); provided, however that the Texas License Agreement is subject to early termination by us in our discretion and by the University for a breach of the Texas License Agreement by us.

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. We paid the University a fixed fee for the first year of $303,287 and the second and third years of $316,438 and $328,758, respectively. The Sponsored Research Agreement was amended on October 22, 2015, to extend its termination date to January 15, 2017; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Sponsored Research Agreement which remain uncured for sixty days after receipt of notice, automatically upon our bankruptcy or insolvency and by us in our sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days’ notice. Upon a termination after December 31, 2014 or due to a breach by the University, we shall only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have patents pending on compositions and uses of SYN-005 that are co-owned UT and ourselves or licensed to us, and we have an issued U.S. patent and patent applications on other pertussis mAbs licensed from UT.

Oral Enzyme for C. difficile Program Acquisition Agreement

On November 8, 2012, we entered into an Asset Purchase Agreement (the “Prev Agreement”) with Prev ABR LLC (“Prev”), and subsequently closed the transaction on November 28, 2012. Pursuant to the Prev Agreement we acquired the C. difficile program assets of Prev, including pre-IND package for P3A (SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Pursuant to the Prev Agreement, we paid Prev an initial cash payment of $100,000 upon execution of the Prev Agreement and at closing paid an additional cash payment of $135,000 and issued 625,000 unregistered shares of our common stock to Prev. In addition, upon the achievement of the milestones set forth below, Prev may be entitled to receive additional consideration payable 50% in cash and 50% in our stock, subject to Prev’s option to receive the entire payment in shares of our stock: (i) upon commencement of an IND; (ii) upon commencement of a Phase 1 clinical trial; (iii) upon commencement of a Phase 2 clinical trial; (iv) upon commencement of a Phase 3 clinical trial; (v) upon Biologic License Application (BLA) filing in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) upon BLA approval in the U.S. and upon approval in territories outside the U.S. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 655,321 shares of the Company’s common stock. The future stock issuances are subject to prior approval of the NYSE MKT, LLC. No royalties are payable to Prev under the Prev Agreement.

Infectious Disease Collaboration with Intrexon Corporation

On August 6, 2012, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration (“ECC”) with Intrexon (the “Infectious Disease ECC”) that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases the (“Program”) for the treatment of up to eight specific target infectious disease indications (the “Field”). Our development efforts are targeting pertussis. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of our products within the Field (“Synthetic Products”), and otherwise is non-exclusive. We may not sublicense the rights described without Intrexon’s written consent. Under the Infectious Disease ECC, and subject to certain exceptions, we are responsible for, among other things, the performance of the Program including the development, commercialization and manufacturing of products.

Subject to certain expense allocations and other offsets provided in the Infectious Disease ECC, we will pay Intrexon royalties on annual net sales of the Synthetic Products, calculated on a Synthetic Product-by-Synthetic Product basis. We have likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement.

We may voluntarily terminate the Infectious Disease ECC upon 90 days written notice to Intrexon. Intrexon may also terminate the Infectious Disease ECC if we elect not to pursue the development of a Program identified by Intrexon that is a “Superior Therapy” as defined in the Infectious Disease ECC upon 60 days’ notice unless we remedy the circumstances giving rise to the termination during such notice period. Each party has the right to terminate the agreement upon 60 days’ notice if the other party commits a material breach of the Infectious Disease ECC, subject to certain cure periods.

Upon termination of the Infectious Disease ECC, we may continue to develop and commercialize any Synthetic Product that, at the time of termination satisfies one of the following:

•	is being commercialized by us,
•	has received regulatory approval,
•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority,
•	is a subject of at least a Phase 2 or Phase 3 clinical trial if such termination is by Intrexon due to a material breach by us of the Infectious Disease ECC or by us upon 60 days’ notice after the first 18 months.

Our obligation to pay the royalties described above with respect to these “retained” products will survive termination of the Infectious Disease ECC.

On October 16, 2012, we issued 3,552,210 shares of our Common Stock as consideration in connection with the Infectious Disease ECC and the related Stock Issuance Agreement with Intrexon that we entered into on August 6, 2012 (the “Second Stock Issuance Agreement”).

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

In connection with the transactions contemplated by the Second Stock Issuance Agreement, and pursuant to the First Amendment to Registration Rights Agreement executed and delivered by the parties at the closing, we filed a “resale” registration statement registering the resale of certain of the shares issued under the Second Stock Issuance Agreement.

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

The Regents of University of California License Agreement

On February 1, 2016, our subsidiary, Putney Drug, Inc. provided written notice to the Regents that we were terminating our (i) License Agreement and (ii) (collectively, the “CTA”). Pursuant to the terms of the License Agreement, Putney Drug, had licensed from the Regents certain U.S. patents for multiple sclerosis therapy related to our drug candidate Trimesta and Trimesta-combination therapies. Based upon the independent third party analysis of the investigator-sponsored Phase 2 clinical trial that evaluated Trimesta as a treatment for RRMS in women, it was determined that the License Agreement and the CTA should be terminated. In accordance with the termination provisions of the License Agreement and the CTA, the terminations will be effective May 2, 2016.

Manufacturing

Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical and clinical quantities. We rely on third-party contract manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.

Research and Development

During the years ended December 31, 2015, 2014 and 2013, we incurred approximately $32.9 million, $14.5 million and $6.5 million, respectively, in research and development expenses.

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

The FDA, comparable foreign regulators and state and local pharmacy regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act generally involves:

•	preclinical laboratory and animal tests;
•	submission of an IND, prior to commencing human clinical trials;
•	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;
•	submission to the FDA of anNDA or BLA; and
•	FDA review and approval of an NDA or BLA.

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

Phase 3:  When Phase 2 evaluations demonstrate that a dosage range is effective with an acceptable safety profile, Phase 3 trials to further evaluate dosage, clinical efficacy and safety, are undertaken in an expanded patient population, often at geographically dispersed sites.

We cannot be certain that we will successfully complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA, an Institutional Review Board (IRB) or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Under the Pediatric Research Equity Act, we also must prepare, within 60 days of an End of Phase 2 meeting, a pediatric study plan or request for waiver or deferral of pediatric studies in the indication under development. Concurrent with these trials and studies, we also develop chemistry and physical characteristics data and finalize a manufacturing process in accordance with cGMP requirements. The manufacturing process must conform to consistency and quality standards, and we must develop methods for testing the quality, purity, and potency of the final products. Appropriate packaging is selected and tested, and chemistry stability studies are conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life. Results of the foregoing are submitted to the FDA as part of a NDA (or BLA in case of biologic products) for marketing and commercial shipment approval. The FDA reviews each NDA or BLA submitted and may request additional information. A sixty day period after the sponsor’s submission of an NDA or BLA is used by the FDA to determine whether the application is sufficiently complete to permit substantive review, in which case the application is accepted for filing.

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

Submission of an NDA or BLA with clinical data requires payment of a substantial fee. In return, the FDA assigns a goal for review and decision on the application, in which the FDA may approve or deny the NDA or BLA, or issue a complete response letter outlining information needed to support approval, including a potential need for additional clinical data. Even if these data are submitted, the FDA may ultimately decide the NDA or BLA does not satisfy approval criteria. If the FDA approves the NDA or BLA, the product becomes available for marketing. Product approval may be withdrawn if regulatory compliance is not maintained or safety problems occur. The FDA may require post-marketing studies, also known as Phase 4 studies, as a condition of approval, and Risk Evaluation and Mitigation Strategies (REMS) requires surveillance programs to monitor approved products that have been commercialized. The agency has the power to require changes in labeling or prohibit further marketing based on the results of post-marketing surveillance.

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

Section 505(b)(2) NDAs

NDAs for most new drug products generally are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA's previous findings of safety and efficacy for the active moiety, or published literature, where such studies were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of Prescription Drug User Fee Act, or PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services. HIPAA and its implementing regulations also established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.

Because of the breadth of these and other laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Competitive Environment

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Merck & Co. Inc., Merus B.V., Pfizer Inc., and Sanofi S.A. Companies that currently sell or are developing proprietary products for IBS-C include: Actavis plc, Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A. Companies that sell or are developing products for the treatment of PKU include: BioMarin Pharmaceutical Inc., Codexis, Inc. and Synlogic, Inc.

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

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc.

Employees

As of March 8, 2016, we employed approximately 27 individuals, 24 of whom are full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Properties

Our principal executive offices are located at 9605 Medical Center Drive, Suite 270, Rockville, Maryland 20850. We also maintain an administrative and finance office located at 617 Detroit Street, Suite 100, Ann Arbor, Michigan 48104.

Available Information

Additional information about Synthetic Biologics is contained at our website, www.syntheticbiologics.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominations Committee of the Board of Directors. Our phone number is (301) 417-4364 and our facsimile number is (301) 417-4367.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the risks related to our business set forth in this Form 10-K and the other information included in this Form 10-K, you should carefully consider the risks described below before purchasing our common stock. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2015, our operating activities used net cash of approximately $38.9 million and as of December 31, 2015 our cash and cash equivalents were $20.8 million. With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2015, our accumulated deficit totaled approximately $144.8 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

We expect to continue to incur significant operating and capital expenditures.

Other than with respect to the three months ended June 30, 2010, we have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

•	continue to undertake preclinical development and clinical trials for our product candidates, including SYN-010 and SYN-004;
•	expand our research activities with Intrexon relating to monoclonal antibodies for infectious diseases;
•	seek regulatory approvals for our product candidates;
•	develop our product candidates for commercialization;
•	implement additional internal systems and infrastructure;
•	license or acquire additional technologies;
•	lease additional or alternative office facilities;

•	manufacture product for clinical trials; and
•	hire additional personnel, including members of our management team.

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

We currently have no source of revenue and may never generate revenue. Currently, we have no products approved for commercial sale.

Our ability to generate revenue depends heavily on:

•	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;
•	demonstration in current and future clinical trials that our lead product candidates, SYN-010 for the treatment of IBS-C and SYN-004 for the prevention of C. difficile, are safe and effective;
•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
•	successful manufacture and commercialization of our product candidates; and
•	market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we may be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue for at least several years, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

Our research and development efforts may not succeed in developing commercially successful products and technologies, which may limit our ability to achieve profitability. We are largely dependent on the success of our lead product candidates, SYN-010 and SYN-004, and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

The success of our business currently depends on our development, approval and commercialization of SYN-010 and SYN-004; however, regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop SYN-010, SYN-004 or other new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

On August 10, 2015, we expanded our relationship with Intrexon and entered into an ECC that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology for development of biotherapeutic products for the treatment of PKU in humans. The strategy is to orally deliver a bacterium, Lactococcus lactis, that has been engineered to efficiently degrade phenylalanine in the GI tract to prevent phenylalanine absorption into the blood. The strategy is supported by data from rodent studies. The extent to which the data translate to large animal models and to a human therapeutic remains unknown. While genetically-modified versions of Lactococcus lactis have been tested in human clinical trials for other indications, the regulatory paths for recombinant bacterial products have not been fully established.

We do not expect to generate any additional revenue from our sublicense with Meda AB due to recent developments in Europe.

On May 6, 2010, we entered into a sublicense agreement with Meda AB whereby we were given the right to receive certain milestone payments totaling $17.5 million (including an upfront payment of $2.5 million that was received in 2010), plus certain royalties on our flupirtine program. Meda AB informed us that due to the decision of the European Medicines Agency (EMA) to limit the use of flupirtine for long-term pill and systemic use, it has postponed its planned fibromyalgia clinical trials in the U.S. Therefore, we do not expect that the various milestones set forth in the sublicense agreement will be achieved by Meda AB, or that Meda AB will develop flupirtine for fibromyalgia in the U.S., Canada or Japan and accordingly we do not expect to receive any additional milestone payments or royalties on sales in connection with the sublicense agreement.

We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with CSMC relating to our IBS-C program. This agreement requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreement or renegotiate our arrangement institution on reasonable terms, or at all. If the license were to terminate and we were to lose the right to commercialize our products, our business opportunity would be adversely affected. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our ECC agreements with Intrexon provide that Intrexon may terminate an agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with The University of Texas allows the University to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with CSMC allows CSMC to terminate its agreement if we fail to comply with the terms of the agreement.

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

We will incur additional expenses in connection with our arrangements with Intrexon, our development of SYN-004 and our agreement with CSMC.

Pursuant to our ECC agreements with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreements with CSMC requires that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. We have added additional personnel to support our ECC agreements with Intrexon, and research and development of our candidates, SYN-004 and SYN-010. In addition, we have commenced manufacturing of SYN-004 material to support our planned preclinical and clinical studies which will require us to incur additional expenses.

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

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Merck & Co. Inc., Merus B.V., Pfizer Inc., and Sanofi S.A. Companies that currently sell or are developing proprietary products for IBS-C include: Actavis plc, Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A. Companies that sell or are developing products for the treatment of PKU include: BioMarin Pharmaceutical Inc., Codexis, Inc. and Synlogic, Inc. Many of our competitors have significant financial and human resources. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our SYN-004, SYN-010, SYN-005 and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

Many of our competitors may have more sources than us. We cannot provide any assurances that our products will be FDA approved prior to those of our competitors. If a product containing our active ingredients is already marketed or if the FDA approves other products containing our active ingredients in the future to treat indications, physicians may elect to prescribe and substitute a competitor’s products to treat the diseases for which we are intending to commercialize; this is commonly referred to as “off-label” use. While under FDA regulations a competitor is not allowed to promote off-label uses of its product, the FDA does not regulate the practice of medicine and, as a result, cannot direct physicians to select certain products for their patients. Consequently, we might be limited in our ability to prevent off-label use of a competitor’s product to treat the diseases we are intending to commercialize, even if we have issued method of use patents for that indication. If we are not able to obtain and enforce our patents, if any, or otherwise receive orphan drug protection, a competitor could develop and commercialize similar products for the same indications that we are pursuing. We cannot provide any assurances that a competitor will not obtain FDA approval for a product that contains the same active ingredients as our products.

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

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, SYN-010 and SYN-004, area established cGMP manufacturers. For all other therapeutic areas we have not yet established cGMP manufacturers for our biologic and drug candidates.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Furthermore, success of our predecessor with P1A or positive topline data from our SYN-004 clinical trials, does not ensure success of SYN-004, and positive topline data for our SYN-010 Phase 2 clinical trials does not ensure success of SYN-010. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Delays in patient enrollment may result in increased cost or may adversely affect timing or outcome of planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in their clinical development, preclude approval of our product candidates or limit their commercial potential.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials. Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could substantially increase commercialization costs.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•	demonstration of safety and efficacy;
•	changes in the practice guidelines and the standard of care for the targeted indication;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	budget impact of adoption of our product on relevant drug formularies;
•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•	pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;
•	effectiveness of our or any of our partners’ sales and marketing strategies;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•	the availability of adequate third-party insurance coverage or reimbursement.

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

We depend on third parties, including researchers and sublicensees, who are not under our control. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors could harm our competitive position. For example, we are highly dependent on scientific collaborators for our IBS-C development program, each of whom are employed by third parties.

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

We have agreements with third-party contract research organizations (CROs), under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our SYN-004 and SYN-010 clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

We currently have no marketing, sales or distribution organization and have no experience in marketing products as a company. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no marketing, sales or distribution capabilities and have no experience in marketing products. We may develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

Even if our products are approved, if doctors decide not to prescribe SYN-010 or hospitals decide not to prescribe SYN-004, we may be unable to generate sufficient revenue to sustain our business.

To increase awareness and adoption of our products once approved, we and our collaborators will need to educate doctors and hospitals on the benefits and value of our products through published papers, presentations at scientific conferences and one-on-one education sessions. In addition, we and our collaborators will need to assure doctors of our ability to obtain and maintain adequate reimbursement coverage from third-party payors. We and our collaborators may need to hire additional commercial, scientific, technical, selling and marketing and other personnel to support this process. If our educational efforts fail and medical practitioners do not decide to prescribe our products in sufficient volume, we may be unable to generate sufficient revenue to sustain our business. In addition, factors outside of our control, such as insurance reimbursement are expected to influence market acceptance of our products. Accordingly, even if we receive regulatory approval for the use of our products, we may not be successful in generating revenue from the sale of our products.

Reimbursement may not be available for our product candidates, which would impede sales.

Market acceptance and sales of our product candidates may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payors pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of our products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate revenue, attain profitability or commercialize our products.

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing continued healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if we sell our product candidates commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	initiation of investigations by regulators;
•	substantial monetary awards to patients or other claimants;
•	distraction of management’s attention from our primary business;
•	product recalls;
•	loss of revenue; and
•	the inability to commercialize our product candidates.

We have clinical trial liability insurance. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates. Our current insurance coverage may prove insufficient to cover any liability claims brought against us. In addition, because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy liabilities that may arise.

We rely on patent applications and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.

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

The U.S. Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman) permits the FDA to approve Abbreviated New Drug Applications (ANDAs) for generic versions of innovator drugs, as well as NDAs with less original clinical data, and provides patent restoration and exclusivity protections to innovator drug manufacturers. The ANDA process permits competitor companies to obtain marketing approval for drugs with the same active ingredient and for the same uses as innovator drugs, but does not require the conduct and submission of clinical studies demonstrating safety and efficacy. As a result, a competitor could copy any of our drugs and only need to submit data demonstrating that the copy is bioequivalent to gain marketing approval from the FDA. Hatch-Waxman requires a competitor that submits an ANDA, or otherwise relies on safety and efficacy data for one of our drugs, to notify us and/or our business partners of potential infringement of our patent rights. We and/or our business partners may sue the company for patent infringement, which would result in a 30-month stay of approval of the competitor’s application. The discovery, trial and appeals process in such suits can take several years. If the litigation is resolved in favor of the generic applicant or the challenged patent expires during the 30-month period, the stay is lifted and the FDA may approve the application. Hatch-Waxman also allows competitors to market copies of innovator products by submitting significantly less clinical data outside the ANDA context. Such applications, known as Section 505(b)(2) NDAs may rely on clinical investigations not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use and are subject to the ANDA notification procedures described above.

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

As of March 8, 2016, we employed approximately 27 individuals, 24 of whom are full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. We have been and will be required to retain additional consultants and employees in order to fulfill our obligations under the ECC agreements with Intrexon, our development of SYN-004 and our agreement with CSMC. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

RISKS RELATING TO OUR STOCK

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

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

Through Intrexon and NRM VII Holdings I, LLC, Randal J. Kirk indirectly, beneficially owns approximately 13.2 million shares of our common stock as of December 31, 2015, or 14.6% of outstanding shares at such date. As a result, he will be able to exert influence over issues submitted to our stockholders, including the election of our Board of Directors and the vote on issues. The sale of a number of shares by our principal stockholder could have an adverse effect on the market for our stock and our share price.

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

Because there is no established public trading market for the warrants we issued, the liquidity of the warrants is limited. We do not expect a market to develop, nor do we intend to apply to list the warrants on any securities exchange. Upon exercise of the warrants, our stockholders will experience dilution.

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to execute our business plan;
•	operating results below expectations;
•	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;
•	our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses;
•	announcements of technological innovations or new products by us or our competitors;
•	loss of any strategic relationship;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•	economic and other external factors effecting U.S. or Global equity markets;
•	period-to-period fluctuations in our financial results; and
•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE MKT.

Our common stock is listed on the NYSE MKT. Although we currently meet the NYSE MKT’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, as outlined in the NYSE MKT Exchange Company Guide. At December 31, 2015, we had stockholders’ equity of $15.0 million. The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock if we should fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our articles of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our articles of incorporation, as amended, our amended and restated bylaws and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders Although we currently do not have preferred shares outstanding, the Board of Directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, special voting rights, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Provisions of our articles of incorporation, as amended and our amended and restated bylaws may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, as amended and amended and restated bylaws, among other things:

•	provide the board of directors with the ability to alter the bylaws without stockholder approval; and
•	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Rockville, Maryland, where we occupy approximately 5,365 square feet of office space under a lease agreement expiring February 28, 2021, with monthly rent of $11,848, we also lease approximately 1,600 square feet of office space in Ann Arbor, Michigan under a lease agreement expiring December 31, 2016, with monthly rent of $3,333.

We do not own any real property. We believe that we have adequate space for our anticipated needs and that suitable additional space will be available at commercially reasonable prices as needed.

Item 3.	Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the NYSE MKT, LLC under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The following table states the range of the high and low sales prices per share of our common stock as reported on the NYSE MKT, LLC for each of the calendar quarters during the years ended December 31, 2015 and December 31, 2014. The last price of our common stock as reported on the NYSE MKT, LLC on March 8, 2016 was $1.80 per share.

	High	Low
YEAR ENDED DECEMBER 31, 2015
Fourth quarter	$3.04	$2.08
Third quarter	$4.00	$2.07
Second quarter	$2.88	$1.84
First quarter	$3.00	$1.52
YEAR ENDED DECEMBER 31, 2014
Fourth quarter	$1.77	$1.37
Third quarter	$2.62	$1.36
Second quarter	$3.09	$1.16
First quarter	$3.45	$1.61

Dividend Policy

We have never paid or declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Holders

As of March 8, 2016, we had approximately 347 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Stock Performance Graph

The following line graph and table compare changes in the cumulative total stockholder return for our common stock during the period from December 31, 2010 through December 31, 2015 in comparison to a major market index (the NASDAQ Composite Index) and a sub-index (the NASDAQ Biotechnology Index). The graph and table below assume (i) that $100 was invested at market close on December 31, 2010 in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index, and (ii) the reinvestment of dividends. The comparisons in the graph and table are required by the SEC and are not intended to be indicative of the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Synthetic Biologics, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Synthetic Biologics, Inc.	100.00	100.80	140.80	122.40	116.80	183.20
NASDAQ Composite	100.00	100.62	116.97	166.27	188.90	200.15
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.05

Equity Compensation Plan Information

See Item 12 under the heading “Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2015 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2015.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our audited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	For the years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share)
Consolidated Statement of Operations Data:
Operating Costs and Expenses:
General and administrative	$8,074	$6,013	$5,832	$5,012	$2,588
Research and development	32,906	14,489	6,507	12,287	3,340
Total Operating Costs and Expenses	40,980	20,502	12,339	17,299	5,928
Loss from Operations	(40,980)	(20,502)	(12,339)	(17,299)	(5,928)
Other Income (Expense):
Change in fair value of warrant liability	(3,811)	620	—	—	(1,734)
Other income (expense)	—	95	(12)	(18)	22
Interest income	6	3	33	33	14
Total Other Income (Expense)	(3,805)	718	21	15	(1,698)
Loss from Continuing Operations	(44,785)	(19,784)	(12,318)	(17,284)	(7,626)
Income (Loss) from Discontinued Operations	—	—	—	216	(523)
Net Loss	(44,785)	(19,784)	(12,318)	(17,068)	(8,149)
Net Loss Attributable to Non-controlling Interest	(1,048)	—	(1)	—	—
Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(43,737)	$(19,784)	$(12,317)	$(17,068)	$(8,149)
Net Income (Loss) Per Share – Basic and Dilutive
Continuing operations	$(0.54)	$(0.32)	$(0.27)	$(0.50)	$(0.27)
Discontinued operations	—	—	—	0.01	(0.02)
Net Income (Loss) Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(0.54)	$(0.32)	$(0.27)	$(0.49)	$(0.29)
Weighted average number of shares outstanding during the period – Basic and Dilutive	80,705,692	61,945,356	45,667,813	34,896,592	27,710,428

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,818	$17,525	$14,625	$9,954	$6,678
Working capital	$14,762	$9,485	$15,189	$12,068	$6,705
Total assets	$30,845	$19,144	$16,257	$13,423	$7,476
Accumulated deficit	$(144,779)	$(101,042)	$(81,258)	$(68,941)	$(51,873)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2015 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead candidates in Phase 2 development are: (1) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD). In collaboration with Intrexon Corporation (NYSE: XON), we are also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline:

Summary of Clinical and Preclinical Programs:

Therapeutic Area	Product Candidate	Status
Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)	•	Reported positive topline data from two Phase 2 clinical trials (4Q 2015 & 1Q 2016)
		•	Request end of Phase 2 meeting with FDA (summer 2016)
		•	Plan to initiate Phase 3 clinical trial(s) (2H 2016)
		•	Collaboration with Cedars-Sinai Medical Center
Prevention of CDI and AAD (Degrade IV beta-lactam antibiotics)	SYN-004 (oral enzyme)	•	Reported positive Phase 1a/1b data (1Q 2015)
		•	Initiated Phase 2b proof-of-concept clinical trial (3Q 2015)
		•	Reported supportive topline data from first Phase 2a clinical trial (4Q 2015)
		•	Expect to report topline data from second Phase 2a clinical trial (1H 2016)
		•	Plan to initiate Phase 3 clinical trial(s) (2H 2016)
Prevention of CDI and AAD (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)	•	Preclinical work ongoing to determine ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics
Prevention and Treatment of pertussis	SYN-005 (monoclonal antibody therapies)	•	Reported positive preclinical research findings (2014)
		•	The University of Texas at Austin (UT Austin) received a grant to support a preclinical study to evaluate the prophylactic capability of SYN-005 (4Q 2015)
		•	Collaborations with Intrexon and UT Austin

Recent Developments

On July 21, 2015, we completed a public offering of 15.3 million shares of our common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds, after deducting the underwriters' discount and other estimated expenses, were approximately $42.6 million.

On August 10, 2015, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that we entered into in connection with our entry into the Channel Agreement, we paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015.

On August 29, 2015, we, our majority owned subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”) and Dr. Pimentel, one of our investigators, entered into an amendment to the Stock Purchase Agreement previously entered into by the parties on December 3, 2013 (as subsequently amended, the “Pimentel Stock Purchase Agreement”). The terms of the amendment accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of our common stock. On August 29, 2015, Dr. Pimentel notified us of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 1,350,000 shares of our common stock in accordance with the terms of the Pimentel Stock Purchase Agreement and the exchange was effectuated on August 31, 2015.

On February 1, 2016, our subsidiary, Putney Drug, Inc., f/k/a General Fiber, Inc. (“Putney Drug”) provided written notice to The Regents of the University of California (the “Regents”) that we were terminating our (i) License Agreement with the Regents, dated as of July 11, 2005, as amended on November 8, 2005, January 3, 2007, August 29, 2007, December 31, 2012, July 25, 2014 and July 8, 2015 (collectively, the “License Agreement”) and (ii) Clinical Trial Agreement with the Regents, dated April 29, 2010, as amended July 8, 2015 (collectively, the “CTA”). Pursuant to the terms of the License Agreement, Putney Drug had licensed from the Regents certain U.S. patents for multiple sclerosis therapy related to our drug candidate Trimesta and Trimesta-combination therapies. Based upon the independent third party analysis of the investigator-sponsored Phase 2 clinical trial that evaluated Trimesta as a treatment for relapsing-remitting multiple sclerosis in women, it was determined that the License Agreement and the CTA should be terminated. In accordance with the termination provisions of the License Agreement and the CTA, the terminations will be effective May 2, 2016.

To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $144.8 million as of December 31, 2015. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates, or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of a study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. We have accrued CRO expenses of $2.2 million and $525,000 that are included in accounts payable and accrued expenses at December 31, 2015 and 2014. We have prepaid CRO costs of $ 8.3 million and $0 at December 31, 2015 and 2014.

Results of Operations

Year Ended December 31, 2015, 2014 and 2013

General and Administrative Expenses

General and administrative expenses increased to $8.1 million for the year ended December 31, 2015, from $6.0 million for the year ended December 31, 2014. This increase of 34% is primarily the result of increased employee costs, audit fees related to the additional procedures required under the accelerated filer status, legal fees associated with SEC filings and collaborative agreements and stock-based compensation expense. The charge relating to stock-based compensation expense was $2.1 million for the year ended December 31, 2015, compared to $1.6 million for the year ended December 31, 2014.

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

Research and Development Expenses

Research and development expenses increased to $32.9 million for the year ended December 31, 2015, from $14.5 million for the year ended December 31, 2014. This increase of 127% is primarily the result of increased program costs associated with expanded clinical development programs, manufacturing and research activities within our pathogen-specific microbiome-focused pipeline, including our C. difficile, IBS-C and pertussis programs. In August 2015, we entered into an ECC with Intrexon Corporation for the development of a treatment for patients with PKU. Pursuant to the ECC, we issued 937,500 shares of our common stock to Intrexon Corporation as payment of the technology access fee that resulted in a non-cash charge of $3.0 million. Research and development expenses also include a $1.0 million non-cash expense for achieving the third milestone as set forth in the Asset Purchase Agreement with Prev ABR LLC, dated November 28, 2012. Prev ABR LLC exercised its option to receive the milestone payment in shares of our common stock that were issued in April 2015. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $1.1 million for the year ended December 31, 2015, compared to $803,000 for the year ended December 31, 2014.

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

The following table sets forth our research and development expenses directly related to our therapeutic areas for the year ended December 31, 2015, 2014 and 2013. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

Therapeutic Areas	December 31, 2015	December 31, 2014	December 31, 2013
SYN-004	$11,608	$6,946	$1,601
SYN-010	7,917	749	425
SYN-005	883	1,743	304
Other therapeutic areas	527	791	1,740
Total direct costs	20,935	10,229	4,070
Total indirect costs	11,971	4,260	2,437
Total Research and development	$32,906	$14,489	$6,507

Other Income (Expense)

Other expense was $3.8 million for the year ended December 31 2015, compared to other income of $718,000 for the year ended December 31, 2014. Other expense for the year ended December 31, 2015 is primarily due to non-cash expense of $3.8 million from the change in fair value of warrants. The increase in the fair value of the warrants was due to the increase in our stock price from the year ended December 31, 2014.

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

Net Loss

Our net loss for the year ended December 31, 2015, was $44.8 million, or $0.54 per common share, compared to $19.8 million, or $0.32 per common share for the year ended December 31, 2014.

Our net loss for the year ended December 31, 2014, was $19.8 million, or $0.32 per common share, compared to $12.3 million, or $0.27 per common share for the year ended December 31, 2013.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. We have financed our operations since inception primarily through proceeds from equity financings, corporate partnering license fees, laboratory revenues and miscellaneous equipment sales.

As of December 31, 2015, our principal sources of liquidity were cash and cash equivalents totaling $20.8 million, an increase of $3.3 million from December 31, 2014. During the year ended December 31,

2015, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $44.8 million for the year ended December 31, 2015.

In July 2015, we completed a public offering of approximately 15.3 million shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds to us, after deducting the underwriters’ discount and other estimated expenses, were approximately $42.6 million.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $144.8 million as of December 31, 2015. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Based on our current plans, we believe that our cash will be sufficient to enable us to meet our anticipated operating needs for at least the foreseeable future.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;
•	the number and scope of our research programs;
•	the progress of our preclinical and clinical development activities;
•	our ability to manufacture product for clinical trials;
•	the progress of the development efforts of parties with whom we have entered into research and development agreements;
•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
•	our ability to achieve our milestones under licensing arrangements;
•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

We have based our estimates on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

License and Contractual Agreement Obligations

We have entered into several license and collaborative agreements for the right to use research, technology and patents. Some of these license and collaborative agreements may contain milestones. The specific timing of such milestones cannot be predicted and are dependent on future developments as well as regulatory actions which cannot be predicted with certainty (including actions which may never occur). Further, under the terms of certain licensing agreements, we may have the obligation to pay certain milestones contingent upon the achievement of specific levels of sales. Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in the table below.

Below is a table of our significant contractual obligations. Payments due by year have been presented based on payments due subsequent to December 31, 2015 (in thousands).

Contractual Obligations

	2016	2017	2018	2019	2020	Total
Operating lease obligations	$148	$148	$152	$157	$162	$767
Total contractual obligations	$148	$148	$152	$157	$162	$767
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, our cash and cash equivalents consisted primarily of money market securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synthetic Biologics, Inc.
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Synthetics Biologics, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of Synthetic Biologics, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Biologics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synthetic Biologics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

BDO USA, LLP

Troy, Michigan
March 10, 2016

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands except share amounts)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$20,818	$17,525
Prepaid expenses and other current assets	9,519	1,548
Total Current Assets	30,337	19,073
Property and equipment, net	494	65
Deposits and other assets	14	6
Total Assets	$30,845	$19,144
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,413	$996
Accrued expenses	297	1,298
Warrant liabilities	10,567	6,756
Accrued employee benefits	277	538
Deferred rent	21	—
Total Current Liabilities	15,575	9,588
Long term deferred rent	267	—
Total Liabilities	15,842	9,588
Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 90,908,234 issued and 90,826,752 outstanding, and 100,000,000 shares authorized, 72,594,626 issued and 72,513,144 outstanding, respectively	91	72
Additional paid-in capital	160,739	110,526
Accumulated deficit	(144,779)	(101,042)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	16,051	9,556
Non-controlling interest	(1,048)	—
Total Stockholders’ Equity	15,003	9,556
Total Liabilities and Stockholders’ Equity	$30,845	$19,144

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the years ended December 31,
	2015	2014	2013
Operating Costs and Expenses:
General and administrative	$8,074	$6,013	$5,832
Research and development	32,906	14,489	6,507
Total Operating Costs and Expenses	40,980	20,502	12,339
Loss from Operations	(40,980)	(20,502)	(12,339)
Other Income (Expense):
Change in fair value of warrant liability	(3,811)	620	—
Other income (expense)	—	95	(12)
Interest income	6	3	33
Total Other Income (Expense)	(3,805)	718	21
Net Loss	(44,785)	(19,784)	(12,318)
Net Loss Attributable to Non-controlling Interest	(1,048)	—	(1)
Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(43,737)	$(19,784)	$(12,317)
Net Loss Per Share – Basic and Dilutive	$(0.54)	$(0.32)	$(0.27)
Weighted average number of shares outstanding during the period – Basic and Dilutive	80,705,692	61,945,356	45,667,813

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock $0.001 Par Value		APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	44,362,748	$44	$81,925	$(68,941)	$—	$13,028
Stock-based compensation	—	—	1,669	—	—	1,669
Issuance of common stock, net of issuance costs of $1,031	13,225,000	13	12,180	—	—	12,193
Stock issued for exercise of stock options	291,667	1	231	—	—	232
Stock issued for license agreement	334,911	—	425	—	—	425
Issuance of stock	—	—	—	—	1	1
Net Loss	—	—	—	(12,317)	(1)	(12,318)
Balance at December 31, 2013	58,214,326	58	96,430	(81,258)	—	15,230
Stock-based compensation	—	—	2,459	—	—	2,459
Issuance of common stock, net of issuance costs of $1,645	14,059,616	14	11,633	—	—	11,647
Stock issued for exercise of stock options	6,583	—	4	—	—	4
Stock issued for cashless exercise of warrants	232,619	—	—	—	—	—
Net Loss	—	—	—	(19,784)	—	(19,784)
Balance at December 31, 2014	72,513,144	72	110,526	(101,042)	—	9,556
Stock-based compensation		—	3,198	—	—	3,198
Issuance of common stock, net of issuance costs of $3,357	15,333,333	16	42,627	—	—	42,643
Stock issued for milestone payments	2,005,321	2	1,348	—	—	1,350
Stock issued for exclusive channel collaboration agreement	937,500	1	2,999	—	—	3,000
Stock issued for exercise of stock options	35,008	—	41	—	—	41
Stock issued for cashless exercise of warrants	2,446	—	—	—	—	—
Net Loss	—	—	—	(43,737)	—	(43,737)
Non-controlling interest	—	—	—	—	(1,048)	(1,048)
Balance at December 31, 2015	90,826,752	$91	$160,739	$(144,779)	$(1,048)	$15,003

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(44,785)	$(19,784)	$(12,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,198	2,459	1,669
Stock issued for milestone payments	1,350	—	—
Stock issued for exclusive channel collaboration agreement	3,000	—	—
Stock issued for license agreement	—	—	425
Change in fair value of warrant liabilities	3,811	(620)	—
Depreciation and amortization	72	20	43
Provision for uncollectible note and interest receivables	—	—	763
Loss on sale of equipment	—	—	58
Impairment loss on equipment	—	—	121
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,971)	43	855
Deposits and other assets	(8)	(2)	33
Accounts payable	3,417	854	(253)
Accrued expenses	(1,001)	416	885
Accrued employee benefits	(261)	535	—
Deferred rent	288	—	—
Net Cash Used In Operating Activities	(38,890)	(16,079)	(7,719)
Cash Flows From Investing Activities:
Purchases of property and equipment	(501)	(48)	(36)
Net Cash Used In Investing Activities	(501)	(48)	(36)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	46,000	20,668	13,224
Cash paid as direct offering costs	(3,357)	(1,645)	(1,031)
Proceeds from issuance of common stock for stock option exercises	41	4	232
Cash received from issuance of stock to non-controlling interest	—	—	1
Net Cash Provided By Financing Activities	42,684	19,027	12,426
Net increase in cash	3,293	2,900	4,671
Cash at beginning of year	17,525	14,625	9,954
Cash at end of year	$20,818	$17,525	$14,625
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. The Company’s lead candidates in Phase 2 development are: (1) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD). In collaboration with Intrexon Corporation (NYSE: XON), the Company is also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

At December 31, 2015, the Company had cash and cash equivalents of approximately $20.8 million. Management believes that the Company’s current cash on hand will be sufficient to fund its operations for at least the foreseeable future. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

Basis of Presentation and Corporate Structure

As of December 31, 2015, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Pipex Therapeutics, EPI, Healthmine and Putney are wholly owned, and Solovax, CD4, Epitope and SYN Biomics are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Synthetic Biologics, Inc. All statements of operations, equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in Delaware in January of 2002, Putney which was incorporated in Delaware in November of 2006, Healthmine which was incorporated in Delaware in December of 2007 and SYN Biomics which was incorporated in Nevada in December of 2013.

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

Non-controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated Statements of Operations. The Company’s equity interest in SYN Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. This is reflected in the Consolidated Statements of Equity.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company recognizes milestone payments or upfront payments that have no contingencies as revenue when payment is received. For the years ended December 31, 2015, 2014 and December 31, 2013 the Company did not report any revenues.

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

Depreciation and amortization expense was approximately $72,000, $20,000 and $43,000 for the years ended December 31, 2015, 2014 and 2013, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, the Company recorded impairment losses of approximately $0, $0 and $121,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Net Income (Loss) per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2015 were 8,941,930 and 7,908,899, respectively, for the year ended December 31, 2014 were 5,981,106 and 7,974,794, respectively, and for the year ended December 31, 2013 were 3,909,580 and 1,632,501, respectively.

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. The Company has accrued CRO expenses of

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

$2.2 million and $525,000 that are included in accounts payable and accrued expenses at December 31, 2015 and 2014. The Company has prepaid CRO costs of $8.3 million and $0 at December 31, 2015 and 2014.

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

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

Cash and cash equivalents include money market accounts of $5.3 million and $13.6 million as of December 31, 2015 and December 31, 2014, respectively, that are measured using Level 1 inputs.

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

Derivative Instruments

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. The reset provision of these warrants preclude equity accounting

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

treatment under ASC 815. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and re-measure the fair value at each period end with the change in fair value recorded in the Statement of Operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses the Black-Scholes options pricing model to estimate the fair value of the warrants.

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

Management assesses the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. At December 31, 2015 and 2014, respectively, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements and Developments

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, simplifying the balance sheet classification of deferred taxes by requiring all deferred taxes, along with any related valuation allowance, to be presented as noncurrent. This ASU is effective for the Company beginning in the first quarter of 2017, allows for early adoption and may be applied either prospectively or retrospectively. This ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February of 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are in the process of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands):

	December 31,
	2015	2014
Intrexon prepaid research and development expenses – See Note 7	$643	$1,067
Prepaid clinical research organization expenses	8,329	—
Prepaid insurances	339	228
Other prepaid expenses	208	253
Total	$9,519	$1,548

The Intrexon prepaid research and development expenses are classified as a current asset. The Company may terminate the arrangement at any time and receive a cash refund of the remaining balance minus any amounts owed to Intrexon. The Company anticipates that the majority of the prepaid will be applied to research and development expenses during 2016.

Prepaid clinical research organization expense are classified as a current asset. The Company makes payments to the clinical research organizations based on agreed upon terms that includes payments in advance of study services. The Company anticipates that the majority of the prepaid clinical research organization expenses will be applied to research and development expenses during 2016.

Property and equipment (in thousands):

	December 31,
	2015	2014
Computer and office equipment	$346	$93
Software	11	11
Leasehold improvements	242	—
	599	104
Less accumulated depreciation and amortization	(105)	(39)
Total	$494	$65

Accrued expenses (in thousands):

	December 31,
	2015	2014
Accrued manufacturing costs	$—	$247
Accrued vendor payments	133	176
Accrued milestones payments	—	350
Accrued clinical consulting services	164	525
Total	$297	$1,298

4. Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a Committee of the Board to grant

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation  – (continued)

awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the awards, including acceleration of the vesting of an award at any time. As of December 31, 2015, there were 671,607 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2015, there were 428,657 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 6,000,000 to 8,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and expire between five and ten years after the grant date. As of December 31, 2015, there were 7,841,666 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all share based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31,
	2015	2014	2013
Exercise price	$1.54 – $2.76	$1.46 – $2.91	$1.64 – $1.74
Expected dividends	0%	0%	0%
Expected volatility	88% – 131%	101% – 150%	141% – 154%
Risk free interest rate	1.32% – 2.19%	1.57% – 2.73%	0.77% – 2.54%
Expected life of option	5 years – 10 years	5 years – 10 years	5 years – 10 years

The Company records stock-based compensation based upon the stated vested provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation  – (continued)

•	immediate vesting,
•	half vesting immediately and remaining over three years,
•	quarterly over three years,
•	annually over three years,
•	one-third immediate vesting and remaining annually over two years,
•	one-half immediate vesting and remaining over nine months,
•	one-quarter immediate vesting and remaining over three years,
•	one-quarter immediate vesting and remaining over 33 months; and
•	monthly over three years.

During the years ended December 31, 2015, 2014 and 2013 the Company granted 3,781,666, 2,382,500 and 222,500 options to employees and directors having an approximate fair value of $8.0 million, $5.0 million and $350,000 based upon the Black-Scholes options pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $2.1 million and $1.3 million, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2015, 2014 and 2013 were $888,000, $380,000 and $324,000, respectively.

A summary of stock option activities for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2012	4,453,746	$1.78	6.43 years	$1,308,000
Granted	222,500	$1.69
Exercised	(291,666)	$0.79		$71,000
Forfeited	(475,000)	$2.30
Balance – December 31, 2013	3,909,580	$1.78	5.59 years	$785,000
Granted	2,382,500	$2.36
Exercised	(6,583)	$0.58		$8,000
Forfeited	(304,391)	$1.93
Balance – December 31, 2014	5,981,106	$2.01	5.80 years	$685,000
Granted	3,781,666	$2.37
Exercised	(35,008)	$1.16		$44,000
Expired	(483,332)	$2.48
Forfeited	(302,502)	$1.91
Balance – December 31, 2015 – outstanding	8,941,930	$2.14	5.67 years	$2,900,000
Balance – December 31, 2015 – exercisable	4,757,754	$1.92	4.54 years	$2,272,000
Grant date fair value of options granted – 2015		$7,974,000
Weighted average grant date fair value – 2015		$2.12

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation  – (continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Grant date fair value of options granted – 2014		$4,974,000
Weighted average grant date fair value – 2014		$2.09
Grant date fair value of options granted – 2013		$350,000
Weighted average grant date fair value – 2013		$1.57

The options outstanding and exercisable at December 31, 2015 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	3,029,938	$1.40	4.12 years	2,363,683	$1.34	3.38 years
$2.01 – $3.00	5,866,168	2.50	6.50 years	2,348,247	2.44	5.76 years
$3.01 – $6.00	45,824	5.24	1.62 years	45,824	5.24	1.62 years
$0.09 – $6.00	8,941,930	$2.14	5.67 years	4,757,754	$1.92	4.54 years

The options outstanding and exercisable at December 31, 2014 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	2,703,280	$1.37	4.33 years	2,018,074	$1.28	3.73 years
$2.01 – $3.00	3,232,002	2.49	7.08 years	1,829,298	2.40	6.73 years
$3.01 – $6.00	45,824	5.24	2.62 years	45,824	5.24	2.62 years
$0.09 – $6.00	5,981,106	$2.01	5.80 years	3,893,196	$1.85	5.12 years

The options outstanding and exercisable at December 31, 2013 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.09 – $2.00	2,093,196	$1.29	4.73 years	1,901,737	$1.25	4.64 years
$2.01 – $3.00	1,770,560	2.28	6.65 years	1,205,976	2.26	6.25 years
$3.01 – $6.00	45,824	5.24	3.62 years	45,824	5.24	3.62 years
$0.09 – $6.00	3,909,580	$1.78	5.59 years	3,153,537	$1.69	5.24 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation  – (continued)

The following is a summary of the Company’s non-vested stock options at December 31, 2015:

	Unvested Stock Options	Weighted Average Grant Date Fair Value
Balance – December 31, 2012	1,561,869	$2.11
Granted	222,500	$1.57
Vested/Exercised	(883,882)	$1.93
Forfeited/Cancelled	(144,444)	$2.27
Balance – December 31, 2013	756,043	$2.17
Granted	2,382,500	$2.09
Vested/Exercised	(1,050,633)	$2.35
Balance – December 31, 2014	2,087,910	$2.30
Granted	3,781,666	$2.12
Vested/Exercised	(1,382,898)	$2.02
Forfeited/Cancelled	(302,502)	$1.92
Non-vested – December 31, 2015	4,184,176	$1.97
Weighted average remaining period for vesting	2.36 years

As of December 31, 2015, total unrecognized stock-based compensation expense related to stock options was $8.3 million, which is expected to be expensed through April 2018.

FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2015, 2014 or 2013. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2015, 2014 and 2013 was $41,000, $4,000 and $232,000, respectively.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s statement of operations at each subsequent period. At December 31, 2015, the fair value of the warrant liability was $10.6 million, which resulted in non-cash expense of $3.8 million in 2015. At December 31, 2014, the fair value of the warrant liability was $6.8 million, which resulted in non-cash income of $620,000 in 2014. In accordance with authoritative accounting guidance, the warrants were valued on the date of grant using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	Issuance Date	December 31, 2014	December 31, 2015
Closing stock price	$1.75	$1.46	$2.29
Expected dividends	0%	0%	0%
Expected volatility	95%	90%	85%
Risk free interest rate	1.39%	1.59%	1.49%
Expected life of warrant	5 years	4.7 years	3.79 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation  – (continued)

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2013	$—
Warrants liability	7,376
Change in fair value of warrant liability	(620)
Balance at December 31, 2014	6,756
Change in fair value of warrant liability	3,811
Balance at December 31, 2015	$10,567

As of December 31, 2015, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. As of December 31, 2015, 311,834 warrants were outstanding.

A summary of warrant activity for the Company for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	1,632,501	$1.99
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Balance at December 31, 2013	1,632,501	$1.99
Granted	7,029,808	$1.75
Exercised	(232,619)	$1.47
Forfeited	(454,896)	$1.88
Balance at December 31, 2014	7,974,794	$1.80
Granted	—	$—
Exercised	(2,446)	$1.60
Forfeited	(63,449)	$1.79
Balance at December 31, 2015	7,908,899	$1.79

There was no stock-based compensation expense included in general and administrative expenses relating to warrants issued to consultants for the years ended December 31, 2015, 2014 and 2013.

A summary of all outstanding and exercisable warrants as of December 31, 2015 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.60	311,834	311,834	1.82 years
$1.75	7,029,808	7,029,808	3.78 years
$2.22	517,257	517,257	0.91 years
$3.75	50,000	50,000	0.13 years
$1.79	7,908,899	7,908,899	3.49 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity

Year Ended December 31, 2015

On August 29, 2015, the Company, SYN Biomics, a majority-owned subsidiary, and Mark Pimentel, M.D. entered into an amendment to the Stock Purchase Agreement dated December 3, 2013, which accelerated the date upon which Dr. Pimentel could exchange his shares of common stock in SYN Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 1,350,000 shares of the Company’s common stock in accordance with the terms of the Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 1,350,000 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of SYN Biomics held by Dr. Pimentel.

On August 10, 2015, the Company expanded its relationship with Intrexon Corporation (“Intrexon”) and entered into an Exclusive Channel Collaboration Agreement with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics for the treatment of patients with phenylketonuria (PKU). The Company paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3.0 million, which has been recorded as research and development expense.

In July 2015, the Company completed a public offering of 15,333,333 shares of common stock, including the fully exercised over-allotment option by the underwriters covering 2.0 million shares, at an offering price of $3.00 per share. The total gross proceeds of the offering, including the exercise in full of the over-allotment option, were approximately $46.0 million. Net proceeds to the Company, after deducting the underwriters’ discount and other estimated expenses, were approximately $42.6 million. The Company paid direct offering costs of $3.4 million.

In addition, during the year ended December 31, 2015, the Company issued 655,321 shares of common stock to Prev ABR LLC, with a fair value of $1,350,000, that was recorded as research and development expense, in consideration for achieving the first three milestones as set forth in the Asset Purchase Agreement dated November 28, 2012. In lieu of receiving any cash payment for achieving the first three milestones, Prev ABR LLC exercised its option to receive the milestone payments in shares of the Company’s common stock. The number of shares of common stock issued upon achievement of each milestone was based upon the average of the opening and closing prices of the Company’s stock on the date each milestone was achieved as specified in the Asset Purchase Agreement.

Also, during the year ended December 31, 2015, the Company issued 35,008 shares of common stock, in connection with the exercise of stock options and warrants, for proceeds of approximately $41,000.

Year Ended December 31, 2014

On October 10, 2014, the Company completed a registered direct offering of 14,059,616 units, with each unit consisting of one share of the Company’s common stock at a closing price of $1.47 for gross proceeds of $20.7 million and net proceeds of $19.1 million. The Company paid direct offering costs of $1.6 million.

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

During the year ended December 31, 2013, the Company issued 291,667 shares of common stock, in connection with the exercise of stock options, for proceeds of approximately $231,000. The Company also

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity  – (continued)

issued 334,911 shares of common stock in consideration for entering into worldwide exclusive license and option agreements with Cedars-Sinai Medical Center (“CSMC”), having a fair value of $425,000 ($1.27 per share), based on the average of prior 10 days quoted closing trading price.

6. Non-controlling Interest

On August 29, 2015, the Company, SYN Biomics and Mark Pimentel, M.D. entered into an amendment to the Pimentel Stock Purchase Agreement dated December 3, 2013, which accelerated the date upon which Dr. Pimentel could exchange his shares of common stock in SYN Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in SYN Biomics, 8.5%, owned by him for 1,350,000 shares of the Company’s common stock in accordance with the terms of the Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 1,350,000 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of SYN Biomics held by Dr. Pimentel.

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated Statements of operations. After Dr. Pimentel’s transaction, the Company’s equity interest in SYN Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. For the year ended December 31, 2015, the accumulated net loss attributable to the non-controlling interest is $1.0 million that includes $239,000 of prior year losses attributable to minority stockholders, the reversal of Dr. Pimentel’s losses of $505,000 associated with the exchange of his shares of common stock in SYN Biomics for shares of the Company’s common stock, and current year losses of $1.3 million attributable to minority stockholders. Management considers the amounts which should have been recorded in prior years to be immaterial.

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

Cedars-Sinai Medical Center (“CSMC”) Agreement

On December 5, 2013, the Company, through its newly formed, majority owned subsidiary, SYN Biomics entered into a worldwide exclusive License Agreement with CSMC for the development of new treatment approaches to target non-bacterial intestinal microorganism life forms known as archaea that are associated with intestinal methane production and chronic diseases such as irritable bowel syndrome (IBS), obesity and type 2 diabetes. As part of the terms of the License Agreement the Company issued 334,911 unregistered shares of Company common stock to CSMC, paid $150,000 for the initial license fee and $220,000 for patent reimbursement fees. The License Agreement also provides that commencing on the second anniversary of the License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the License Agreement. In addition to royalty payments which are a percentage of Net Sales of licensed and technology products, SYN Biomics is obligated to pay CMSC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

of milestones (the first two of which are payable in cash or unregistered shares of Company stock at the Company’s option). On December 5, 2013, the Company also entered into an option agreement with CSMC, which expired unexercised on December 31, 2014.

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

On August 29, 2015, the Company, SYN Biomics and Mark Pimentel, M.D. entered into an amendment to the Pimentel Stock Purchase Agreement, which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 1,350,000 shares of the Company’s common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 1,350,000 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of SYN Biomics held by Dr. Pimentel.

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

In connection with the License Agreement, the Company and the University also entered into a Sponsored Research Agreement pursuant to which the University will perform certain research work related to pertussis. The Sponsored Research Agreement may be renewed annually, in the sole discretion of the Company, after the first year for two additional one year terms with a fixed fee for the first year of $303,287. The Sponsored Research Agreement was renewed for the second and third years for a fixed fee of $316,438 and $328,758 respectively, all payable in quarterly installments. The Sponsored Research Agreement was to expire on December 31, 2015; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Research Agreement which remain uncured for sixty days after receipt of notice, automatically upon the Company’s bankruptcy or insolvency and by the Company in its sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days notice.

On October 22, 2015, the Company and the University amended the Sponsored Research Agreement to extend the termination date to January 15, 2017. All other terms and conditions of the Sponsored Research Agreement remain unchanged. No further or additional payments will be made to the University as a result of this amendment.

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 625,000 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the-U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of our stock. Under the Prev Agreement, the Company may be required to the return all of assets acquired from Prev if on or prior to the Prev Agreement execution date (i) the Company has not initiated toxicology studies in non-rodent models within 30 months, or (ii) within 36 months the Company has not filed a C. Diff program IND and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Prev Agreement and after such change of control the assets are not further developed; provided however that such 30 and 36 month periods can be extended by the Company for an additional 12 months upon payment of a cash milestone payment. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 655,321 shares of the Company’s common stock.

Intrexon Exclusive Channel Collaboration

On August 6, 2012, the Company expanded its relationship with Intrexon and entered into an Exclusive Channel Collaboration (“ECC”) (“Infectious Disease ECC”) with Intrexon that governs an “exclusive channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases. Pursuant to the terms of the Second Stock Issuance Agreement with Intrexon, which was approved

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

by the Company’s stockholders on October 5, 2012, the Company issued 3,552,210 shares of its common stock, $0.001 par value, which issuance is also deemed paid in consideration for the execution and delivery of the Infectious Disease ECC, dated August 6, 2012, between the Company and Intrexon. The fair value of this transaction was $7.8 million and was charged to research and development expense for the year ended December 31, 2012, in accordance with the Company’s accounting policy. In connection with the transactions contemplated by the Second Stock Issuance Agreement, and pursuant to the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”) executed and delivered by the parties at the closing, which was declared effective on May 5, 2013. The Company filed a “resale” registration statement registering the resale of the shares issued under the Second Stock Issuance Agreement.

Subject to certain expense allocations and other offsets provided in the Infectious Disease ECC, the Company will pay Intrexon royalties on annual net sales of the Synthetic Products, calculated on a Synthetic Product-by-Synthetic Product basis. The Company has likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. No such payments were made during the year ended December 31, 2015.

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

The Company also agreed that it will pay an optional and varying fee whereby the Company remits a payment, in cash or equity at our sole discretion, to Intrexon calculated as a multiple of the number of targets in excess of three total that the Company desires to elect (the “Field Expansion Fee”). The Field Expansion Fee must be paid completely in either Common Stock or cash, and will comprise either (i) $2.0 million in cash for each target in excess of three total that the Company elects, or (ii) that number of shares of Common Stock (the “Field Expansion Fee Shares”) having a fair market value equaling $2.0 million for each such target that the Company elects in excess of three where such fair market value is determined using published market data establishing the volume-weighted average price for a share of Common Stock over the 30 day period immediately preceding the date of the Field Expansion Fee Closing. No milestones were achieved or such payments were made during the year ended December 31, 2015.

On August 10, 2015, the Company expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that that the Company entered into in connection with the Channel Agreement, the Company paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

In addition, upon the achievement of certain milestones, the Company agreed to pay Intrexon milestone payments of up to $27 million for each product developed as follows: (i) $2 million upon first dosing of a patient in a Phase 1 clinical trial upon commencement of an IND, payable in stock or cash at our option; (ii) a payment 30 days after achievement of the first commercial sale of a Collaboration Product in the United States or approval of a New Drug Application and/or Biologics License Application for a Collaboration Product by the U.S. Food and Drug Administration; and (iii) a payment 30 days after achievement of the first commercial sale of a Collaboration Product in a nation subject to the authority of the European Medicines Agency (EMA) or approval of a Marketing Authorization Application for a Collaboration Product by the EMA. The Company will pay Intrexon royalties on annual net sales of Collaboration Products, calculated on a product-by-product basis, equal to a percent of net sales (ranging from mid-single digits on the first $100 million of net sales to mid-teen digits on net sales in excess of $750 million). The Company likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. Pursuant to the Second Amendment to Registration Rights Agreement, the Company filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the SEC on October 15, 2015.

During December 2012, the Company paid Intrexon a prepayment of research and development expenses of $2.5 million for research and development goods and services to be provided in the future and has been recorded on the Company’s consolidated balance sheets in prepaid expenses and other current assets. Related research and development expenses of $424,000, $293,000 and $1.0 million were recorded against this prepayment for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the Intrexon prepayment of research and development expenses was $643,000.

Employment Agreements

Effective February 3, 2012, Jeffrey Riley was appointed to serve as the Company’s Chief Executive Officer and President. In connection with his appointment, Mr. Riley entered into a three-year employment agreement with the Company (the “Original Riley Agreement”). Pursuant to the Original Riley Employment Agreement, Mr. Riley was entitled to an annual base salary of $348,000 and was eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Riley was granted options to purchase 750,000 shares of the Company’s common stock with an exercise price equal to the per share market price on the date of issue. These options will vest pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1.7 million using a Black-Scholes valuation model.

Effective March 18, 2015, the Company entered into a new two-year employment agreement with Mr. Riley (the “Riley Employment Agreement”). Pursuant to the new Riley Employment Agreement Mr. Riley’s annual base salary remained at $385,000. Beginning in 2015 and for each full calendar year thereafter, Mr. Riley will be eligible for an annual performance bonus of up to seventy-five percent (75%) of his base salary. The annual bonus will be based upon the Board’s assessment of Mr. Riley’s performance. The Employment Agreement also includes confidentiality obligations, inventions assignments by Mr. Riley as well as change in control, non-solicitation and non-competition provisions.

Effective December 4, 2015, the Company entered into an amendment to the Riley Employment Agreement dated March 18, 2015, to increase Mr. Riley’s annual base salary to $550,000.

On April 28, 2015, the Company entered into a two-year employment agreement with Steven A. Shallcross (the “Shallcross Employment Agreement”), who was appointed to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective June 1, 2015. Pursuant to the Employment agreement, Mr. Shallcross is entitled to an annual base salary of $315,000. Additionally, Mr. Shallcross was granted options to purchase 900,000 shares of the Company’s common stock with an exercise price equal to the per share market price on the date of issue. These options vest pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1.9 million using a Black-Scholes valuation model. In 2015 and for each full calendar year thereafter, Mr. Shallcross will be eligible for an

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

annual performance bonus of up to seventy-five percent (75%) of his base salary. The annual bonus is to be based upon the Board’s assessment of Mr. Shallcross’ performance. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Riley Employment Agreement and the Shallcross Employment Agreement each have a stated term of two years but may be terminated earlier pursuant to their terms. If either Mr. Riley’s or Mr. Shallcross’ (each an “Executive”) employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (1) by the Company without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months and (y) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards, or (2) by reason of his death or Disability (as defined in the Riley Employment Agreement and the Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if the Executive commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by The Company as described herein will terminate.

The Riley Employment Agreement and the Shallcross Employment Agreement each provide that upon the closing of a “Change in Control” (as defined below), the time period that the Executive will have to exercise all vested stock options and other awards that the Executive may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). Upon the closing of a Change in Control, all of Mr. Shallcross’ unvested options shall immediately vest. If within one year after the occurrence of a Change in Control, the Executive terminates his employment for “Good Reason” or the Company terminates the Executive’s employment for any reason other than death, Disability or Cause, the Executive will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two times the sum of the base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. The Change in Control Severance Amount is to be paid in a lump sum, if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A. Upon the termination of employment for Good Reason by the Executive or upon the involuntary termination of employment of Executive for any reason other than death, Disability or Cause, in either case within two years commencing after the occurrence of a Change in Control, the Executive will be entitled to receive for a period of two years commencing on the date of such termination medical, dental, life and disability coverage for himself and his family members which is not less favorable than the coverage carried by the Company at the time of termination.

For the purposes of the Riley Employment Agreement and the Shallcross Employment Agreement “Change in Control” is defined as: (i) any person or entity becoming the beneficial owner, directly or indirectly, of our securities representing fifty (50%) percent of the total voting power of all its then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

power of all voting securities of the surviving entity immediately after the merger or consolidation; or (iii) a sale of substantially all of our assets or our liquidation or dissolution.

For purpose of the Riley Employment Agreement and the Shallcross Employment Agreement, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s base salary (other than an across-the-board decrease in base salary applicable to all executive officers of the Company); (ii) a material breach of the employment agreement by the Company; (iii) a material reduction in the Executive’s duties, authority and responsibilities relative to the Executive’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of the Executive’s principal place of employment, without the Executive’s consent, in a manner that lengthens his one-way commute distance by fifty (50) or more miles from his then-current principal place of employment immediately prior to such relocation.

For purposes of the Riley Employment Agreement and the Shallcross Employment Agreement, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the Board of Directors of the Company in its sole and absolute discretion: (i) gross insubordination, acts of embezzlement or misappropriation of funds, fraud, dereliction of fiduciary obligations; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft (including entry of a nolo contendere plea); (iii) willful unauthorized disclosure of confidential information belonging to the Company or entrusted to the Company by a client; (iv) material violation of any provision of the Executive’s employment agreement, of any Company policy, and/or of a confidentiality agreement, which, to the extent it is curable by the Executive, is not cured by the Executive within thirty (30) days of receiving written notice of such violation by the Company; (v) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of the Executive’s duties; (vi) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vii) willful failure to perform his written assigned tasks, where such failure is attributable to the fault of the Executive which, to the extent it is curable by the Executive, is not cured by Executive within thirty (30) days of receiving written notice of such violation by the Company.

Effective February 6, 2012, C. Evan Ballantyne was appointed the Company’s Chief Financial Officer. In connection with his appointment, Mr. Ballantyne entered into a three-year employment agreement with the Company, pursuant to which Mr. Ballantyne was entitled to an annual base salary of $298,000 and eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Ballantyne was granted options to purchase 425,000 shares of our common stock with an exercise price equal to the Company’s per share market price on the date of issue. These options provided for vesting pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1 million using a Black-Scholes valuation model.

On March 18, 2015, the Company entered into a new two-year employment agreement with C. Evan Ballantyne (the “Ballantyne Employment Agreement”). Pursuant to the new Ballantyne Employment Agreement, Mr. Ballantyne’s annual base salary remained at $335,000. Beginning in 2015 and for each full calendar year thereafter, Mr. Ballantyne was eligible for an annual performance bonus of up to seventy five percent (75%) of his base salary. The annual bonus was to be based upon the Board’s assessment of Mr. Ballantyne’s performance. The Employment Agreement also included confidentiality obligations and inventions assignments by Mr. Ballantyne as well as change in control, non-solicitation and non-competition provisions.

Effective May 14, 2015, C. Evan Ballantyne, resigned his positions as Chief Financial Officer, Treasurer and Secretary. Pursuant to his resignation, the Company entered into a Severance Agreement effective May 14,

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments  – (continued)

2015 (the “Severance Agreement”) with C. Evan Ballantyne. The Company agreed to pay Mr. Ballantyne as a severance payment his current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months, as well as accrued and unpaid base salary and expense reimbursement. Mr. Ballantyne had the ability to exercise all stock options issued to him that vested prior to May 14, 2015 at any time prior to December 31, 2015. The Severance Agreement also contains additional provisions that are customary for agreements of this type. These include confidentiality and non-solicitation provisions. All costs associated with the Severance Agreement were recorded during the year ended December 31, 2015.

Operating Lease

During 2012, the Company entered into a twelve month operating lease for office space in Ann Arbor, Michigan. In September 2015, this lease was amended to extend the term of the lease to December 31, 2016, for annual lease payments of $40,000. In August 2015, the Company also entered into a sixty-six month operating lease that may be renewed for one additional term of five years, for office space in Rockville, Maryland, for annual lease payments of $142,172. The Company’s lease provides for fixed monthly rent for the term of the lease, with monthly rent increasing every 12 months subsequent to the first 12 months of the lease.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized rent expense of $108,000, $77,000 and $68,000, respectively. The following table summarizes the Company’s future minimum lease payments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Total
Operating Lease	$148	$148	$152	$157	$162	$767
Total	$148	$148	$152	$157	$162	$767

8. Income Taxes

There was no income tax expense for the years ended December 31, 2015 and 2014 due to the Company’s net losses. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2015 and 2014 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 3.96% for blended state income tax rate, the blended rate used was 37.96%), as follows (in thousands):

	2015	2014
Computed “expected” tax-benefit – Federal	$(14,870)	$(6,727)
Computed “expected” tax-benefit – State	(1,732)	(783)
Adjustment of “expected” tax-benefit to actual	199	(687)
Meals, entertainment and other	8	13
Non-deductible stock-based compensation	877	789
Fair Market Value Adjustment – Warrants	1,447	(235)
Change in valuation allowance	14,071	7,630
	$—	$—

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes  – (continued)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2015 and 2014 are as follows (in thousands):

Deferred tax assets:	2015	2014
Stock issued for services	$922	$585
Accrued compensation	105	—
Stock issued for acquisition of program	1,787	949
Stock issued for license agreement	2,308	2,507
Net operating loss carry-forward	37,852	24,657
Total gross deferred tax assets	42,974	28,698
Less: valuation allowance	(42,974)	(28,698)
Total net deferred tax assets	$—	$—

At December 31, 2015, the Company has a net operating loss carry-forward of approximately $99.4 million available to offset future taxable income expiring through 2035. However, utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2014 was approximately $28.7 million. The net change in valuation allowance during the year ended December 31, 2015 was an increase of approximately $14.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2015.

ASC 740-10 “Accounting for Uncertain Tax Positions” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740-10. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which was zero for the years ended December 31, 2015 and 2014. The Company files United States federal and various state income tax returns.

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

The Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of December 31, 2015 will significantly change within the next 12 months.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Related Party Transactions

In August 2015, the Company expanded its relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement with Intrexon. In connection with the Channel Agreement, the Company paid Intrexon a technology access fee by the issuance of 937,500 shares of common stock, having a value equal to $3 million as of August 7, 2015. In August 2012, the Company entered into an Infectious Disease ECC with Intrexon and issued 3,552,210 shares of common stock as consideration, having a fair value of $7.8 million ($2.20 per share), based on the quoted closing trading price on October 5, 2012. In November 2011, the Company entered into its initial ECC with Intrexon and issued 3,123,558 shares of common stock as consideration, having a fair value of $1.7 million ($0.54 per share), based on the quoted closing trading price. In connection with the November 2011 and August 2012 ECCs, the Company paid Intrexon approximately $2.9 million during 2012, including a prepayment of research and development expenses of $2.5 million for research and development goods and services to be provided in the future which has been recorded on the Company’s balance sheet in prepaid expenses and other current assets as described in Note 3. In October 2012, the Company consummated its October 2012 Private Placement and entered into a stock purchase agreement with several investors, including NRM VII Holdings I, LLC, an entity affiliated with Intrexon. Randal J. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital of Intrexon Corporation, and controls NRM VII Holdings I, LLC. Mr. Kirk disclaims beneficial ownership of the shares held by Intrexon Corporation and NRM VII Holdings I, LLC, except to the extent of any pecuniary interest therein.

10. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Loss from operations	$(8,207)	$(9,730)	$(11,650)	$(11,393)
Net loss	$(12,359)	$(13,623)	$(7,507)	$(11,296)
Net loss per share – basic	$(0.17)	$(0.19)	$(0.08)	$(0.12)
Net loss per share – dilutive	$(0.17)	$(0.19)	$(0.12)	$(0.12)
Weighted average common share – basic	72,673,959	72,736,829	85,974,751	90,810,629
Weighted average common share – dilutive	72,673,959	72,736,829	87,585,103	90,810,629

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Loss from operations	$(3,839)	$(4,651)	$(4,911)	$(7,101)
Net loss	$(3,838)	$(4,556)	$(4,910)	$(6,480)
Net loss per share – basic and dilutive	$(0.07)	$(0.08)	$(0.08)	$(0.10)
Weighted average common share – basic and dilutive	58,324,260	58,543,528	58,543,528	65,483,336

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K have concluded that based on such evaluation, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

BDO USA LLP, the independent registered public accounting firm that audited the Company’s financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Such report appears below in this Item 9A under the adding “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Synthetic Biologics, Inc.
Rockville, Maryland

We have audited Synthetic Biologics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synthetic Biologics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion Synthetic Biologics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synthetic Biologics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Troy, Michigan
March 10, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Jeffrey Riley	53	Chief Executive Officer, President and Director
Steven A. Shallcross	54	Chief Financial Officer, Treasurer and Secretary
Jeffrey J. Kraws	51	Chairman
Scott L. Tarriff	56	Director
Jeffrey Wolf, J.D.	52	Director

Jeffrey Riley.  Mr. Riley, a member of the Synthetic Biologics Board of Directors since March 2010 and Chairman of the Board from November 2011 to May 2012, was appointed as the Company’s President and Chief Executive Officer in February 2012. He has more than 20 years of experience in the biotechnology and pharmaceutical industries during which he negotiated numerous worldwide strategic corporate alliances, established joint ventures, and assisted in obtaining venture financings to support product development. From November 2009 until January 2012, Mr. Riley served as Managing Director of 526 Ventures, a life science-focused venture consulting firm with a commercial and traditional focus. Prior to this, he was a venture partner with QIC Bioventures Fund, the life science-focused venture component of the $70 billion Australian-based Queensland Investment Corporation (QIC). Over his career, Mr. Riley held senior positions within the mergers & acquisitions and in country management groups at both SmithKline Beecham and Pfizer. Additionally, he served as CFO and VP Corporate Development for Nichols Institute Diagnostics, later acquired by Corning and spun out to Quest Diagnostics, Inc. (NYSE: DGX). Mr. Riley holds a Bachelor of Science degree from Boise State University, completed coursework at UCSF/Berkeley in drug discovery/development and participated in a dual-degree graduate program (MBA/MIM) sponsored by Arizona State University and the Thunderbird School of Global Management.

Mr. Riley brings to the Board extensive knowledge of the pharmaceutical industry. Having served in senior corporate positions in biotech and pharmaceutical companies he has a vast knowledge of the industry. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies.

Steven A. Shallcross.  Mr. Shallcross joined Synthetic Biologics in June 2015 as Chief Financial Officer, Treasurer and Secretary. Mr. Shallcross brings to Synthetic Biologics operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

Jeffrey J. Kraws.  Mr. Kraws has been a director since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Mr. Kraws is a Registered Representative at Terranova Capital Partners, Inc. since October 2014, a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015 and a partner at Phoenix Holdings since November 2015. Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013, Mr. Kraws serves on the board of directors of Saleen Automotive, Inc. (OTC: SLNN). He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to Synthetic Biologics, having worked as a pharmaceutical analyst for over 22 years.

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

Scott L. Tarriff.  Mr. Tarriff has been a director since February 3, 2012. Since January 2007 he has served as a director and Chief Executive Officer of Eagle Pharmaceuticals, Inc., a publicly traded, hospital specialty company. Eagle Pharmaceuticals, Inc. (NASDAQ: EGRX) is focused on developing branded parenteral products through the application of various in-licensed drug delivery technologies. Prior to joining Eagle, Mr. Tariff held various executive positions at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals, including as president and chief executive officer from September 2003 to September 2006, after joining Par in 1998. Mr. Tarriff also served on Par’s board of directors from 2002 to September 2006. Prior to that, Mr. Tarriff held various positions with Bristol-Meyers Squibb, a publicly-traded biopharmaceutical company, including senior director marketing. Mr. Tarriff currently serves on the board of directors of ZIOPHARM Oncology, Inc., a publicly traded company biopharmaceutical company and previously served on the board of directors of Clinical Data, Inc., a publicly-traded pharmaceutical company, from September 2009 to April 2011 when Clinical Data was acquired by Forest Laboratories, Inc. Mr. Tarriff holds a B.S. in marketing from Pennsylvania State University and an M.B.A. from Rider College.

Mr. Tarriff brings to our Board of Directors significant knowledge of and experience in the pharmaceutical and medical industries. He has extensive business, managerial, executive and leadership experience that further qualify him to serve as a member of the Board and a valuable understanding of the role played by the Board of Directors acquired through service on the boards of many companies. He has had a long and successful career in top executive leadership positions with leading, publicly traded pharmaceutical companies including Eagle Pharmaceuticals, Inc., Par Pharmaceuticals Companies, Inc. and Bristol-Myers Squibb.

Jeffrey Wolf, J.D.  Mr. Wolf, a director since 2006, has substantial experience in creating, financing, nurturing and growing new ventures based upon breakthrough research and technology. In August 2008, Mr. Wolf founded Heat Biologics, Inc. (NASDAQ: HTBX), a publicly traded company engaged in research and development of drugs focused on combating cancer and other diseases. Since April 2010, Mr. Wolf has served as the Chief Executive Officer and Chairman of the Board of Heat Biologics, Inc. Prior to founding Heat Biologics, Inc., from June 1997 to March 2011, Mr. Wolf has served as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Since founding Seed-One, Mr. Wolf has founded and run several medical companies. Mr. Wolf’s start-ups include Avigen, a San Francisco-based gene therapy company where he was a co-founder and director; TyRx Pharma, a Princeton-based company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; EluSys Therapeutics, a New Jersey company focused on the development of novel technology to remove blood-borne pathogens where he was a cofounder, Chairman and Chief Executive Officer; and GenerationOne, a Miami-based company focused on mobile-based collaborative care, where he was the founder, Chairman and Chief Executive Officer. Mr. Wolf received his M.B.A. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics. Mr. Wolf serves as a director of several Seed-One portfolio companies.

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

Audit Committee

The Audit Committee is comprised of Mr. Wolf (Chairman), Mr. Kraws and Mr. Tarriff. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our Board has determined that all audit committee members are independent under applicable SEC regulations and NYSE MKT rules. Our Board of Directors has determined that each of Mr. Wolf, Mr. Kraws and Mr. Tarriff qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K. Our Audit Committee charter is located on our website www.syntheticbiologics.com.

Compensation Committee

Our Compensation Committee consists of Mr. Kraws (Chairman), Mr. Tarriff and Mr. Wolf. This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. Our Board has determined that all compensation committee members are independent under applicable SEC regulations and NYSE MKT rules. Our Compensation Committee charter is located on our website www.syntheticbiologics.com.

Nominations Committee

Our Nominations Committee consists of Mr. Tarriff (Chairman), Mr. Kraws and Mr. Wolf. This committee performs several functions, including identifying qualified individuals to become members of the Board and recommending appointments to the Board and appointment of executive officers. The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand, and provide sound and prudent guidance with respect to, our activities, operations and interests. Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of stockholders. Our Board has determined that all nominations committee members are independent under applicable SEC regulations and NYSE MKT rules. Our Nominations Committee charter is located on our website www.syntheticbiologics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Synthetic Biologics’ equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2015.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Our Compensation Program

A. Philosophy and Objectives

The Compensation Committee seeks to attract and retain executive talent by offering competitive base salaries, bonuses and long-term incentives. The Compensation Committee’s philosophy is to provide a compensation package that attracts and retains superior executive talent and delivers higher rewards for superior performance and consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that aligns both the short and long-term interests of our executives with that of our stockholders. Our executive compensation program is based on the following philosophies and objectives:

•	Compensation Should Align with Stockholders’ Interests — The Compensation Committee believes that executives’ interests should be aligned with those of the stockholders. Executives are granted stock options so that their total compensation is tied directly to the same value realized by our stockholders. Executive bonuses are tied directly to the value that we gain from an executive’s contribution to our success as a whole.
•	Compensation is Competitive — The Compensation Committee seeks to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize its return to stockholders. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable given our level of performance and other comparable companies with which we competes for talent.
•	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual, long-term and strategic goals. To accomplish this objective, a substantial percentage of total compensation is variable, “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

B. Compensation Administration

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of Named Executive Officers. The Compensation Committee’s responsibilities include but are not limited to the following:

•	Establishing on an annual basis the performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers.
•	Evaluating the Chief Executive Officer’s and other Named Executive Officer’s performance at least annually in light of those goals and objectives, and based upon these evaluations setting the compensation level for those officers.
•	Reviewing the competitive position of, and making recommendations to the Board of Directors with respect to the cash-based and equity-based compensation plans and our programs relating to compensation and benefits.
•	Overseeing administration of our stock option plan and incentive compensation plans, making recommendations to the Board of Directors regarding the granting of options and incentives and otherwise assisting the Board of Directors in administering awards under these plans.
•	Reviewing the financial performance and operations of our major benefit plans.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.syntheticbiologics.com.

Role of the Chief Executive Officer

Our Chief Executive Officer, Jeffery Riley, makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers. Mr. Riley does not participate in any discussions or processes concerning his own compensation, and participates in a non-voting capacity in discussions or processes concerning the compensation of our Chief Financial Officer and other members of management.

C. Program Design

The Compensation Committee uses a simple and straightforward approach in compensating our Named Executive Officers in which base salary, annual incentives and stock options are the principal components. In addition, executives generally participate in the same benefit programs as other full-time employees.

Our executive compensation program is designed to provide executives with a reasonable level of fixed compensation through base salary and benefits, and an opportunity to earn incentive compensation through the annual and long-term incentive programs based on a mix of individual and corporate performance and increases in the value of our stock. The incentive plans are designed to pay well when performance meets or exceeds expectations and pay little or no incentive if performance is below expectations.

As an executive’s level of responsibility increases, the Compensation Committee generally targets a greater portion of the executive’s compensation to be contingent upon performance. For example, our Chief Executive Officer and Chief Financial Officer have a higher percentage of compensation at risk (and thus greater upside and downside potential) relative to our other employees. The Compensation Committee believes this is appropriate because the Chief Executive Officer and Chief Financial Officer have the greatest influence on our performance.

D. Compensation Review Process

The Compensation Committee annually reviews compensation for our Named Executive Officers. The Compensation Committee considers the executive’s role and responsibilities, corporate and individual performance, and industry-wide compensation practices and trends for other companies of similar size. This approach is used to set base salaries, bonuses, stock option award levels and the mix of compensation elements.

When making compensation decisions, the Compensation Committee compares the compensation for our Named Executive Officers with the compensation at several comparable companies. To that end, in 2015 the Compensation Committee utilized a number of resources which included compensation surveys prepared by Radford Global Life Sciences Survey and Top 5 Data Services, Inc. In addition, executive compensation information was internally compiled that included a 2014 Compensation Peer Group Analysis of the following nine public US BioPharma companies (“peer group”), each with market capitalizations of between $200 and $500 million and lead product candidates in Phase 2 clinical development: Affirmed N.V., Akebia Therapeutics

Inc., Applied Genetic Technologies Corp, aTyr Pharma Inc., Avalanche Biotechnologies Inc., Concert Pharmaceuticals IncIdera Pharmaceuticals Inc., Ignyta Inc and Regulus Therapeutics Inc.

E. Components of Compensation

We provide four compensation components to Named Executive Officers:

•	base salary;
•	bonuses based on the achievement of specified goals and objectives;
•	long-term incentives; and
•	benefits.

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work, and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Our Chief Executive Officer and Chief Financial Officer typically make performance assessments of our other employees throughout the year, and provide ongoing feedback to employees, provide resources and maximize individual and team performance levels. Based on the analysis, surveys and other comparative research performed by the Committee, the Committee was able to compare the overall compensation package for the Chief Executive Officer and Chief Financial Officer, including base salary, long-term incentives and bonuses. It was determined that our Chief Executive Officer’s base salary that had remained at $385,000 since April 2014 was below the 50th percentile of the peer group and the companies surveyed in the Radford Global Life Sciences Survey. Therefore the base salary for our Chief Executive Officer was increased to $550,000 in December 2015, to keep the salaries competitive with those of similarly situated executives in our peer group. Our Chief Financial Officer’s base salary remained the same as in his employment agreement effective May 1, 2015.

Named Executive Officer	Base Salary
Jeffrey Riley, Chief Executive Officer and President	$550,000
Steven A. Shallcross, Chief Financial Officer, Treasurer and Secretary	$315,000

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. The Compensation Committee also used information from the report and analysis discussed above in determining bonuses as well as its own research of peer company compensation. For the year ended December 31, 2015, the Compensation Committee approved a $288,750 cash bonus and an option grant exercisable for 500,000 shares of our common stock for Mr. Riley and a $137,813 cash bonus and an option grant exercisable for 100,000 shares of our common stock for Mr. Shallcross.

The employment agreement with each of Mr. Riley and Mr. Shallcross that was in effect during 2015 provided that each was eligible for a cash bonus of up to seventy five percent (75%) of his base salary in cash or equity and each of Mr. Riley and Mr. Shallcross received bonuses with a value equal to seventy five percent (75%) of their base salary. The bonuses are to be rewarded based on whether, in the discretion of the Compensation Committee and the Board of Directors, our company and the Named Executive Officer met certain objectives established by the Compensation Committee or the Board of Directors. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it. The following factors were among the reviewed in determining the bonus: successful execution of a financing raising substantial capital; advancement of the clinical development program, expansion of existing programs; recruitment and retention of key members of management and scientific advisory board and compliance with the NYSE MKT and SEC rules and regulations. Actual levels of achievement were not assigned to any one factor and the performance objectives were looked at in totality.

3. Long-Term Incentives

The Compensation Committee has elected to grant stock options to the Named Executive Officers and other key employees as the primary long-term incentive vehicle. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. The Compensation Committee determined to grant stock options to:

•	enhance the link between the creation of stockholder value and executive compensation;
•	provide an opportunity for equity ownership;
•	act as a retention tool; and
•	provide competitive levels of total compensation.

Each of Mr. Riley and Mr. Shallcross were granted options exercisable for 750,000 and 900,000 shares of common stock, respectively, upon hire. Mr. Riley’s bonus for the years ended December 31, 2013 and 2014 included grant of options exercisable for 500,000 and 350,000 shares of common stock, respectively. In addition, Mr. Riley’s and Mr. Shallcross’ 2015 bonus included a grant of options exercisable for 500,000 and 100,000 shares of common stock, respectively The stock options granted vest in equal monthly installments over a three year term.

The Compensation Committee reviews the performance, potential burn rates and dilution levels to create an option pool that may be awarded to employee participants. Grants to the Named Executive Officers were determined by the Compensation Committee after reviewing market data, including the reports and analysis discussed above and after considering each executive’s performance, role and responsibilities.

The Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the Compensation Committee and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

4. Benefits

Named Executive Officers are eligible to participate in our standard medical, dental, vision, disability insurance, life insurance plans and other health and welfare plans provided to other full time employees.

Each of our Named Executive Officers are entitled to participate in our 401(k) program.

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees, although we may consider such benefits in the future.

Retirement Benefits

Each of our Named Executive Officers are eligible to participate in our 401(k) contributory defined contribution plan. Pursuant to our 401(k) plan, all eligible employees, including our Named Executive Officers, are provided with a means of saving for their retirement.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to our employees, although we may consider such benefits in the future.

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2015 compensation program was appropriate in light of the challenges we and our employees face.

Risk Analysis of Our Compensation Program

Our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. As part of its assessment, the Compensation Committee considered, among other factors, the allocation of compensation among base salary and short- and long-term compensation, our approach to establishing company-wide and individual financial, operational and other performance goals.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for 2015. Based on the review and the discussions, the Compensation Committee recommended to the Board of Directors (and the Board of Directors approved), that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2015.

This report is submitted by the Compensation Committee.

Jeffrey Kraws (Chairman)
Scott L. Tarriff
Jeffrey Wolf

Summary Compensation Table

The following table summarizes all compensation awarded to, earned by or paid to Jeffrey Riley, Steven A. Shallcross and C. Evan Ballantyne, our Named Executive Officers, during the fiscal years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Jeffrey Riley President and Chief Executive Officer(3)	2015	$396,875	$288,750		$1,767,490	$97,986	$2,551,101
	2014	374,068	275,000	(6)	1,186,500	20,006	1,855,574
	2013	348,000	125,000	(7)	—	15,579	488,579
Steven A. Shallcross(4) Chief Financial Officer	2015	$183,750	$137,813		$2,119,855	$11,657	$2,453,075

C. Evan Ballantyne(5) Former Chief Financial Officer	2015	$124,356	$—		$297,167	$294,711	$716,234
	2014	324,068	150,000	(6)	355,950	19,085	849,103
	2013	298,000	80,000	(7)	—	15,579	393,579

(1)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 4 to our consolidated financial statements. Mr. Riley was issued an option to purchase 349,000 shares of common stock in January 2015 and an option to purchase 500,000 shares of common stock in December 2015; both awards vest monthly over 36 months. Mr. Shallcross was issued an option to purchase 900,000 shares of common stock in June 2015 and an option to purchase 100,000 shares of common stock in December 2015; both awards vest monthly over 36 months. Mr. Ballantyne was issued an option to purchase 200,000 shares of common stock in January 2015.
(2)	The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officer. These benefits are offered to all Synthetic Biologics’ employees who work at least 17.5 hours per week. In the case of Mr. Ballantyne, this also includes payments pursuant to his Severance Agreement.
(3)	Mr. Riley was appointed as our President and Chief Executive Officer on February 3, 2012. Mr. Riley’s salary was increased in December 2015 to $550,000.
(4)	Mr. Shallcross was appointed as our Chief Financial Officer on June 1, 2015. Mr. Shallcross’ annual salary is $315,000.
(5)	Mr. Ballantyne resigned as our Chief Financial Officer on May 14, 2015.
(6)	These bonuses were earned in 2014 and paid in 2015.
(7)	These bonuses were earned in 2013 and paid in 2014.

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2015. We currently grant stock-based awards pursuant to our 2010 Stock Incentive Plan (the “2010 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”) and 2007 Stock Incentive Plan (the “2007 Stock Plan”).

Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey Riley	12/04/15	(1)	—	500,000	$2.76	12/04/22
	01/08/15	(1)	86,500	262,500	$1.54	01/08/25
	04/17/14	(1)	277,778	222,222	$2.52	04/17/24
	02/03/12	(1)	750,000	—	$2.30	02/03/22
	11/17/11	(2)	100,000	—	$0.49	11/17/18
	01/05/11	(3)	25,000	—	$1.50	01/05/18
	12/01/10	(3)	8,333	—	$0.74	12/01/20
	03/03/10	(3)	25,000	—	$0.87	03/03/20
Steven A. Shallcross	12/04/15	(1)	—	100,000	$2.76	12/04/22
	06/01/15	(1)	150,000	750,000	$2.16	06/01/25

(1)	Options will vest pro rata, on a monthly basis, over 36 months.
(2)	12,500 options vested immediately on the date of grant; the balance of options vested quarterly.
(3)	Options vested immediately on the date of grant.

Grants of Plan-Based Awards for Fiscal 2015

The following table sets forth information regarding grants of compensation in the form of plan-based awards made during 2015 to our Named Executive Officers. The equity awards granted in 2015 identified in the table below are also reported in the table above entitled “Outstanding Equity Awards at Fiscal Year End”:

		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date
Jeffrey Riley	N/A	—	—	$—	$—
	01/08/15	—	350,000	$1.54	$520,000
	12/04/15	—	500,000	$2.76	$1,247,000
Steven A. Shallcross	N/A	—	—	$—	$—
	06/01/15	—	900,000	$2.16	$1,870,000
	12/04/15	—	100,000	$2.76	$249,000
C. Evan Ballantyne	N/A	—	—	$—	$—
	01/08/15	—	200,000	$1.54	$297,000

(1)	Each stock option was granted with an exercise price equal to the fair market value of our common stock on the grant date.
(2)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 4 to our consolidated financial statements. Mr. Riley was issued an option to purchase 350,000 shares of common stock in January 2015 and an option to purchase 500,000 shares of common stock in December 2015; both awards vest monthly over 36 months commencing on the first month following the applicable grant date. Mr. Shallcross was issued an option to purchase 900,000 shares of common stock in June 2015 in connection with the commencement of his employment and 100,000 shares of common stock in December 2015; both awards vest monthly over 36 months commencing on the first month following the applicable grant date. Mr. Ballantyne was issued an option exercisable for 200,000 shares of common stock in January 2015 that vested monthly over 36 months commencing on the first month following the applicable grant date.

Option Exercises and Stock Vested in 2015

The following table presents information concerning stock options exercised by the Named Executive Officers in 2015. There were no stock awards held by our Named Executive Officers that vested in 2015.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Jeffrey Riley	—	$—
Steven A. Shallcross	—	$—
C. Evan Ballantyne	16,666	$13,000

(1)	The value realized represents the number of shares of restricted stock vested multiplied by the market value of the underlying shares on the vesting date.

Employment Agreements

Effective February 3, 2012, Jeffrey Riley was appointed to serve as our Chief Executive Officer and President. In connection with his appointment, Mr. Riley entered into a three-year employment agreement (the “Original Riley Agreement”). Pursuant to the Original Riley Agreement, Mr. Riley was entitled to an annual base salary of $348,000 and was eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Riley was granted options to purchase 750,000 shares of our common stock with an exercise price equal to the per share market price on the date of issue. These options will vest pro rata, on a monthly basis, over 36 months. Effective April 17, 2014, Mr. Riley’s Original Riley Agreement was amended to increase his base salary to $385,000.

Effective March 18, 2015, we entered into a new two-year employment agreement with Mr. Riley (the “Riley Employment Agreement”). Pursuant to the new Riley Employment Agreement, Mr. Riley’s annual base salary remained at $385,000. Beginning in 2015 and for each full calendar year thereafter, Mr. Riley will be eligible for an annual performance bonus of up to seventy-five percent (75%) of his base salary. The annual bonus will be based upon the Board’s assessment of Mr. Riley’s performance. The Riley Employment Agreement also includes confidentiality obligations, inventions assignments by Mr. Riley as well as change in control, non-solicitation and non-competition provisions.

Effective December 4, 2015, we entered into an amendment to the Riley Employment Agreement dated March 18, 2015, to increase Mr. Riley’s annual base salary to $550,000.

On April 28, 2015, we entered into a two-year employment agreement with Steven A. Shallcross (the “Shallcross Employment Agreement”), who was appointed to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective June 1, 2015. Pursuant to the Shallcross Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $315,000. Additionally, Mr. Shallcross was granted options to purchase 900,000 shares of the Company’s common stock with an exercise price equal to the per share market price on the date of issue. These options vest pro rata, on a monthly basis, over 36 months. In 2015 and for each full calendar year thereafter, Mr. Shallcross will be eligible for an annual performance bonus of up to seventy- five percent (75%) of his base salary. The annual bonus is to be based upon the Board’s assessment of Mr. Shallcross’ performance. The Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Riley Employment Agreement and the Shallcross Employment Agreement each have a stated term of two years but may be terminated earlier pursuant to their terms. If either Mr. Riley’s or Mr. Shallcross’ (each an “Executive”) employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (1) by us without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) we will continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months and (y) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards, or (2) by reason of his death or Disability (as defined in the Riley Employment Agreement and the Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if the Executive commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein will terminate.

The Riley Employment Agreement and the Shallcross Employment Agreement each provide that upon the closing of a “Change in Control” (as defined below), the time period that the Executive will have to exercise all vested stock options and other awards that the Executive may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). Upon the closing of a Change in Control, all of Mr. Shallcross’ unvested options shall immediately vest. If within one year after the occurrence of a Change in Control, the Executive terminates his employment for “Good Reason” or the Company terminates the Executive’s employment for any reason other than death, Disability or Cause, the Executive will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two times the sum of the base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. The Change in Control Severance Amount is to be paid in a lump sum, if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of us or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A. Upon the termination of employment for Good Reason by the Executive or upon the involuntary termination of employment of Executive for any reason other than death, Disability or Cause, in either case within two years commencing after the occurrence of a Change in Control, the Executive will be entitled to receive for a period of two years commencing on the date of such termination medical, dental, life and disability coverage for himself and his family members which is not less favorable than the coverage carried by us at the time of termination.

For the purposes of the Riley Employment Agreement and the Shallcross Employment Agreement “Change in Control” is defined as: (i) any person or entity becoming the beneficial owner, directly or indirectly, of our securities representing fifty (50%) percent of the total voting power of all its then outstanding voting securities; (ii) a merger or consolidation of us in which our voting securities immediately prior to the merger or consolidation do not represent, or are not converted into securities that represent, a majority of the voting power of all voting securities of the surviving entity immediately after the merger or consolidation; or (iii) a sale of substantially all of our assets or our liquidation or dissolution.

For purpose of the Riley Employment Agreement and the Shallcross Employment Agreement, “Good Reason” is defined as the occurrence of any of the following events without the respective Executive’s consent: (i) a material reduction in the Executive’s base salary (other than an across-the-board decrease in base salary applicable to all of our executive officers); (ii) a material breach of the employment agreement by us; (iii) a material reduction in the Executive’s duties, authority and responsibilities relative to the Executive’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of the Executive’s principal place of employment, without the Executive’s consent, in a manner that lengthens his one-way commute distance by fifty (50) or more miles from his then-current principal place of employment immediately prior to such relocation.

For purposes of the Riley Employment Agreement and the Shallcross Employment Agreement, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the Board of Directors in its sole and absolute discretion: (i) gross insubordination, acts of embezzlement or misappropriation of funds, fraud, dereliction of fiduciary obligations; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft (including entry of a nolo contendere plea); (iii) willful unauthorized disclosure of confidential information belonging to the us or entrusted to us by a client; (iv) material violation of any provision of the Executive’s employment agreement, of any of our policies, and/or of a confidentiality agreement, which, to the extent it is curable by the Executive, is not cured by the Executive within thirty (30) days of receiving written notice of such violation by us; (v) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of the Executive’s duties; (vi) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vii) willful failure to perform his written assigned tasks, where such failure is attributable to the fault of the Executive which, to the extent it is curable by the Executive, is not cured by Executive within thirty (30) days of receiving written notice of such violation by us.

Effective February 6, 2012, C. Evan Ballantyne was appointed as our Chief Financial Officer. In connection with his appointment, Mr. Ballantyne entered into a three-year employment agreement, pursuant to which Mr. Ballantyne was entitled to an annual base salary of $298,000 and eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Ballantyne was granted options to purchase 425,000 shares of our common stock with an exercise price equal to our per share market price on the date of issue. These options provided for vesting pro rata, on a monthly basis, over 36 months.

On March 18, 2015, we entered into a new two-year employment agreement with C. Evan Ballantyne (the “Ballantyne Employment Agreement”). Pursuant to the new Ballantyne Employment Agreement,

Mr. Ballantyne’s annual base salary remained at $335,000. Beginning in 2015 and for each full calendar year thereafter, Mr. Ballantyne was eligible for an annual performance bonus of up to seventy five percent (75%) of his base salary. The annual bonus was to be based upon the Board’s assessment of Mr. Ballantyne’s performance. The Ballantyne Employment Agreement also included confidentiality obligations and inventions assignments by Mr. Ballantyne as well as change in control, non-solicitation and non-competition provisions.

Effective May 14, 2015, C. Evan Ballantyne, resigned his positions as Chief Financial Officer, Treasurer and Secretary. Pursuant to his resignation, we entered into a Severance Agreement effective May 14, 2015 (the “Severance Agreement”) with C. Evan Ballantyne. We agreed to pay Mr. Ballantyne as a severance payment his current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months, as well as accrued and unpaid base salary and expense reimbursement. Mr. Ballantyne had the ability to exercise all stock options issued to him that vested prior to May 14, 2015 at any time prior to December 31, 2015. The Severance Agreement also contains additional provisions that are customary for agreements of this type. These include confidentiality and non-solicitation provisions.

The following table shows the estimated, incremental amounts that would have been payable to the Named Executive Officers upon the occurrence of the indicated event, had the applicable event occurred on December 31, 2015. These amounts would be incremental to the compensation and benefit entitlements described above that are not contingent upon a termination or change in control. The amounts attributable to the vesting of stock options are based upon the fair market value of our common stock on December 31, 2015, which was $2.29 per share. The actual compensation and benefits the Named Executive Officer would receive at any subsequent date would likely vary from the amounts set forth below as a result of certain factors, such as a change in the price of our common stock and any additional benefits the Named Executive Officer may have accrued as of that time under the applicable employment agreement.

Name	Event	Salary & Other Continuing Payments ($)		Extension of Post- Termination Exercise Period ($)(4)	Total ($)
Jeffrey Riley	Termination without Cause or resignation for Good Reason	$572,000	(1)	$335,000	$907,000
	Upon Death or Disability	$—		$335,000	$335,000
	Termination without Cause or resignation for Good Reason following a Change of Control	$1,977,000	(2)	$335,000	$2,312,000
Steven A. Shallcross	Termination without Cause or resignation for Good Reason	$335,000	(1)	$94,000	$429,000
	Upon Death or Disability	$—		$94,000	$94,000
	Termination without Cause or resignation for Good Reason following a Change of Control	$1,153,000	(2)	$750,000	$1,903,000
	Change of Control	$—		$750,000	$750,000
C. Evan Ballantyne	Termination without Cause or resignation for Good Reason	$335,000	(3)	$—	$335,000

(1)	Base salary and COBRA premiums, and, where provided under the applicable employment agreement, pro-rated bonus. Pro-rated bonus amounts assume annual bonus at 100% of target performance (75% of base salary).
(2)	Two times base salary and COBRA premiums, and, where provided under the applicable employment agreement, pro-rated bonus. Pro-rated bonus amounts assume annual bonus at 100% of target performance (75% of base salary).
(3)	Effective May 14, 2015, Mr. Ballantyne resigned from his positions at the Company. This payment reflects the amount paid to Mr. Ballantyne pursuant to his Severance Agreement.

(4)	Reflects the increase in value of the spread, or in-the-money value, as of the end of the extended exercise period provided under the applicable employment agreement, as compared to the value of the spread at December 31, 2015, of options to purchase our common stock which were vested as of, or which would vest upon the occurrence of, the specified event, where provided under the applicable employment agreement, as assuming that the price of our common stock was the closing price on December 31, 2015, $2.29 per share. Does not include the value of out-of-the-money options. Please refer to the Outstanding Equity Awards at Fiscal Year End table above for listing of the vested and unvested stock options held by the Named Executive Officers as of December 31, 2015.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2015 regarding the compensation of our directors who at December 31, 2015 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)(3)	Other Compensation	Total
Jeffrey J. Kraws(2)	$202,000	$312,000	$—	$514,000
Scott Tarriff	$71,000	$312,000	$—	$383,000
Jeffrey Wolf	$80,000	$312,000	$—	$392,000

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2015 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
(2)	Mr. Kraws was appointed as our independent, non-executive Chairman of the Board of Directors in May 2012. Pursuant to his agreement he receives an annual retainer of $150,000 for serving as our Chairman.
(3)	As of December 31, 2015, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Jeffrey J. Kraws	642,105
Scott Tarriff	305,000
Jeffrey Wolf	352,490

During 2015, the compensation of non-employee members of the Board of Directors remained the same as the compensation for 2014. During 2015, each non-employee member of the Board of Directors received an annual cash retainer of $35,000, our independent, non-executive Chairman of the Board of Directors receives an annual cash retainer of $150,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,250 for service on the Audit, Compensation and Nominations Committees, respectively, and the Chairman of the Audit, Compensation and Nominations Committees receive an additional annual cash fee of $13,500, $10,000 and $6,000, respectively. In December 2015, our Compensation Committee conducted an evaluation of the compensation of the members of our Board of Directors. In order to aid its decision-making, the Compensation Committee considered the compensation practices and the competitive market for directors at companies with which we compete for personnel.

Based substantially upon the results of the report, in December 2015 the annual cash retainer of each non-employee member of the Board of Directors was increased by $7,500 to $42,500. All non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,250 for service on the Audit, Compensation and Nominations Committees, respectively, and the Chairman of the Audit, Compensation and Nominations Committees receive an additional annual cash fee of $13,500, $10,000 and $6,000, respectively. Our independent, non-executive Chairman of the Board of Directors receives an annual cash retainer of $150,000. In addition, each non-employee member of the Board of Directors was issued an option exercisable for

125,000 shares of our common stock, for a term of seven years, vesting annually on a pro rata basis over a three year period, with one-third of the grant vesting on the date of grant and one-third vesting on each of the next two yearly anniversaries.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2015, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 8, 2016, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group.

	Shares Owned(1)
Name and Address of Beneficial Ownership(2)	Number of Share Owned	Percentage of Shares(3)
Intrexon(4)	9,613,268	10.6%
Knoll Capital Management, LP and its affiliates(5)	4,754,557	5.2%
Jeffrey J. Kraws(6)	558,771	*
Jeff Riley(7)	1,467,343	*
Steven A. Shallcross(8)	288,888	*
Scott L. Tarriff(9)	221,666	*
Jeffrey Wolf(10)	269,156	*
Randall J. Kirk(11)	13,238,268	14.6%
All officers and directors as a group (5 persons)	2,805,824	3.1%

*	represents less than 1% of our common stock
(1)	The address for each beneficial owner except Intrexon Corporation, Knoll Capital Management, LP (“KCMLP”), Gakasa Holdings, LLC (“Gakasa”) and Fred Knoll, and Randal J. Kirk is 9605 Medical Center, Suite 270, Rockville, Maryland 20850. The address for Intrexon Corporation is 20358 Seneca Meadows Pkwy, Germantown, Maryland 20876. The address for KCMLP, Gakasa and Mr. Knoll is 5 East 44th Street, Suite 12, New York, NY 10017. The address for Mr. Kirk is The Governor Tyler, 1881 Grove Avenue, Radford, Virginia 24141.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 8, 2016.
(3)	As of March 8, 2016, the Company had 90,826,752 shares of common stock outstanding.
(4)	Share ownership information is based on information contained in a Schedule 13D/A filed with the SEC on September 2, 2015. Does not include additional shares that have not yet been earned but may in the future be earned under the terms of agreements with Intrexon Corporation.
(5)	Includes warrants to purchase 1,020,408 shares of Common Stock. Each of KCMLP and Mr. Knoll are deemed to indirectly beneficially own such 4,754,557 shares (comprised of 3,734,149 shares of Common Stock and warrants to purchase 1,020,408 shares of Common Stock) due to the fact that KCMLP has trading authority for Gakasa, and Mr. Knoll is the President of KCMLP. The foregoing information is based solely on information contained in Schedule 13G filed on March 1, 2016 by Gakasa, KCMLP and Mr. Knoll reporting beneficial ownership of such shares and warrants.
(6)	Includes 558,771 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 8, 2016. Does not include an additional 83,334 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following March 8, 2016.
(7)	Includes 1,456,943 shares issuable upon exercise of options held by Mr. Riley that are exercisable within the 60-day period following March 8, 2016. Does not include an additional 801,390 shares issuable upon exercise of options held by Mr. Riley that are not exercisable within the 60-day period following March 8, 2016.
(8)	Includes 288,888 shares issuable upon exercise of options held by Mr. Shallcross that are exercisable within the 60-day period following March 8, 2016. Does not include an additional 711,112 shares issuable upon exercise of options held by Mr. Shallcross that are not exercisable within the 60-day period following March 8, 2016.
(9)	Includes 221,666 shares issuable upon exercise of options held by Mr. Tarriff that are exercisable within the 60-day period following March 8, 2016. Does not include an additional 83,334 shares issuable upon exercise of options held by Mr. Tarriff that are not exercisable within the 60-day period following March 8, 2016.
(10)	Includes 269,156 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 8, 2016. Does not include an additional 83,334 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following March 8, 2016.
(11)	Share ownership information is based on information contained in a Schedule 13D/A filed with the SEC on September 2, 2015. All such shares are held by Intrexon Corporation and NRM VII Holdings I, LLC. Mr. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital of Intrexon Corporation, and controls NRM VII Holdings I, LLC. Mr. Kirk disclaims beneficial ownership of the shares held by Intrexon Corporation and NRM VII Holdings I, LLC, except to the extent of any pecuniary interest therein.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	671,607	$1.24	—
2007 Stock Incentive Plan	428,657	$1.58	541,434
2010 Stock Incentive Plan	7,841,666	$2.25	130,698
Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	8,941,930	2.14	672,132
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors has determined that Mr. Kraws, Mr. Tarriff and Mr. Wolf are independent directors.

In August 2015, we expanded our relationship with Intrexon Corporation (“Intrexon”) and entered into an Exclusive Channel Collaboration agreement (“ECC”) with Intrexon that governs a “channel collaboration” arrangement in which we will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics for the treatment of patients with phenylketonuria (PKU). In connection with the ECC, we paid Intrexon a technology access fee by the issuance of 937,500 shares of our common stock, having a value equal to $3 million as of August 7, 2015.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2015 and 2014 by BDO USA, LLP.

	December 31,
	2015	2014
Audit Fees and Expenses(1)	$297,000	$267,000
	$297,000	$267,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm, including the fees and terms of such services. These procedures include reviewing detailed back-up documentation for audit and permitted non-audit services. The documentation includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature and therefore anticipated at the time that the budget is submitted. Audit Committee approval is required to exceed the pre-approved amount for a particular category of non-audit services and to engage the independent registered public accounting firm for any non-audit services not included in those pre-approved amounts. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the rules on auditor independence promulgated by the SEC and the Public Company Accounting Oversight Board (PCAOB). The Audit Committee also considers whether the independent registered public accounting firm is best positioned to provide the most effective and efficient service, based on such reasons as the auditor’s familiarity with our business, people, culture, accounting systems, risk profile, and whether the services enhance our ability to manage or control risks and improve audit quality. The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more members of the Audit Committee, and such subcommittees must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2015, 2014 and 2013.
1. Independent Registered Public Accounting Firm
2. Consolidated Balance Sheets as of December 31, 2015 and 2014
3. Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
4. Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
5. Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
6. Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
1.1	Controlled Equity OfferingSM Sales Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)
1.2	Underwriting Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Aegis Capital Corp.-12-13-13 (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2013, File No. 001-12584.)
1.3	Amendment No.1 to Controlled Equity Offering SM Sales Agreement, dated December 11, 2013, between Synthetic Biologics, Inc. and Cantor Fitzgerald & Co. (Incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2013, File No. 001-12584.)
1.4	Underwriting Agreement, dated July 16, 2015. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2015, File No. 001-12584.)
3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)
3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)
3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)
3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)
3.5	By-Laws (Incorporated by reference to (i) Exhibit 3.4 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584, and (ii) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2010, File No. 001-12584.)
3.6	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011, File No. 001-12584.)

3.7	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)
3.8	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)
4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006, File No. 001-12584.)
*4.2	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)
*4.3	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)
*4.4	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)
4.5	Form of Warrant Certificate issued to Enclave Capital LLC (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 6, 2010, File No. 001-12584.)
4.6	Form of Warrant to Purchase Common Stock issued January 2011 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed February 2, 2011, File No. 001-12584.)
4.7	Form of Warrant to Purchase Common Stock issued April 2011 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed April 6, 2011, File No. 001-12584.)
4.8	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued April 2011 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011, File No. 001-12584.)
4.9	Form of Exchange Warrant to Purchase Common Stock issued in exchange of the Warrant issued February 2011 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011, File No. 001-12584.)
4.10	Form of Warrant to Purchase Common Stock issued February 2012 (Incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 3, 2011 filed March 30, 2012, File No. 001-12584.)
4.11	Form of Warrant to Purchase Common Stock issued to Griffin Securities, Inc. on October 30, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)
4.12	Form of Warrant Certificate issued to Redington, Inc. (Incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-1 filed on December 13, 2012, File No. 333-185457.)
4.13	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)
4.14	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)
4.15	Form of Warrant for Purchasers of Units (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014, File No. 001-12584.)
*4.16	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 10, 2015, File No. 333-206268.)
10.1	Unit Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 1, 2006, File No. 001-12584.)

10.2	License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008, File No. 001-12584.)
*10.3	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)
10.4	Warrant Cancellation and Registration Rights Agreement between Accredited Adventures Capital LLC and Adeona (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 20, 2009, File No. 001-12584.)
10.5	Stock Purchase Agreement with Neil O. Colwell and Connie Colwell (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 16, 2009, File No. 001-12584.)
10.6	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)
*10.7	Employment Agreement with James S. Kuo, M.D., (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 9, 2010, File No. 001-12584.)
10.8	Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)
10.9	Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)
10.10	Placement Agent Agreement with Enclave Capital LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010, File No. 001-12584.)
10.11	Common Stock Purchase Agreement with Seaside 88, LP (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 6, 2010, File No. 001-12584.)
10.12	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 2, 2011, File No. 001-12584.)
10.13	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 2, 2011, File No. 001-12584.)
10.14	McLean Hospital Corporation Exclusive License Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed March 31, 2011, File No. 001-12584.)
10.15	Agreement with Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 6, 2011, File No. 001-12584.)
10.16	Securities Purchase Agreement with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed April 6, 2011, File No. 001-12584.)
10.17	Exchange Agreement with respect to Warrant issued April 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011, File No. 001-12584.)
10.18	Exchange Agreement with respect to Warrant issued February 2011(Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 15, 2011, File No. 001-12584.)
10.19	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)
10.20	Registration Rights Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)
*10.21	Employment Agreement with Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2012, File No. 001-12584.)

10.22	Consulting Agreement with Dr. James Kuo (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 6, 2012, File No. 001-12584.)
*10.23	Employment Agreement with C. Evan Ballantyne (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 7, 2012, File No. 001-12584.)
*10.24	Employment Agreement with Steve H. Kanzer (Incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 30, 2012, File No. 001-12584.)
10.25	Membership Interest Purchase Agreement by and among Synthetic Biologics, Inc., Hartlab LLC, and Adeona Clinical Laboratory, LLC, dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012, File No. 001-12584.)
10.26	Pledge and Security Agreement between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012, File No. 001-12584.)
10.27	Non-Recourse Promissory Note between Synthetic Biologics, Inc. and Hartlab, LLC dated as of March 7, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 12, 2012, File No. 001-12584.)
10.28	Financial Advisory Agreement with Griffin Securities, Inc. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the year ended December 3, 2011 filed March 30, 2012, File No. 001-12584.)
10.29	Exclusive Channel Collaboration Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)
10.30	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)
10.31	First Amendment to Registration Rights Agreement between Synthetic Biologics, Inc. and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)
10.32	Stock Purchase Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)
10.33	Registration Rights Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)
10.34	Joinder Agreement by and among Synthetic Biologics, Inc., NRM VII Holdings I, LLC and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)
10.35	Asset Purchase Agreement dated November 8, 2012 between Synthetic Biologics, Inc. and Prev ABR LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 13, 2012, File No. 001-12584.)
*10.36	Amendment to Employment Agreement dated October 1, 2012 with Steve H. Kanzer (Incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement on Form S-1 filed December 13, 2012, File No. 333-185457.)
10.37	Patent License Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)
10.38	Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.39	Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)
10.40	First Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)
10.41	Second Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)
10.42	Third Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)
10.43	Fourth Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)
10.44	Exclusive License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)
10.45	Exclusive Option Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)
10.46	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)
10.47	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel dated December 5, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)
10.48	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)
10.49	First Amendment to Exclusive License Agreement. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014, File No. 001-12584.)
10.50	Form of Subscription Agreement dated as of October 10, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014, File No. 001-12584.)
10.51	Placement Agency Agreement dated October 10, 2014 between Synthetic Biologics, Inc. and William Blair & Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014, File No. 001-12584.)
*10.52	Employment Agreement, dated March 18, 2015, by and between Jeffrey Riley and the Company. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 19, 2015, File No. 001-12584.)
*10.53	Employment Agreement, dated March 18, 2015, by and between C. Evan Ballantyne and the Company. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 19, 2015, File No. 001-12584.)
10.54	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2015, File No. 001-12584.)

*10.55	Employment Agreement, dated April 28, 2015, by and between Stephen A. Shallcross and the Company. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2015, File No. 001-12584.)
*10.56	Severance Agreement, dated April 29, 2015, by and between C. Evan Ballantyne and the Company. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2015, File No. 001-12584.)
10.57	Fifth Amendment to the Exclusive License Agreement with The Regents of The University of California, dated July 25, 2014. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)
10.58	Sixth Amendment to the Exclusive License Agreement with The Regents of The University of California, dated July 8, 2015. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)
10.59	Clinical Trial Agreement between Putney Drug Corp. and The Regents of The University of California, dated April 29, 2010. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)
10.60	Amendment to the Clinical Trial Agreement between Putney Drug Corp. and The Regents of The University of California, dated July 8, 2015. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)
10.61	Exclusive Channel Collaboration Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation dated as of August 10, 2015**. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)
10.62	Stock Issuance Agreement by and between Synthetic Biologics, Inc., and Intrexon Corporation, dated August 10, 2015. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)
10.63	Second Amendment to the Registration Rights Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation, dated as of August 10, 2015. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 10, 2015, File No. 001-12584.)
10.64	Amendment, dated August 29, 2015, to the Stock Purchase Agreement, dated December 3, 2013, by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel, M.D. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed September 3, 2015, File No. 001-12584.)
10.65	Third Amendment to the License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedar-Sinai Medical Center, dated September 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 5, 2015, File No. 001-12584.)
*10.66	Amendment to Employment Agreement by and between Synthetic Biologics, Inc. and Jeffrey Riley, dated as of December 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)
*10.67	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)
21	List of Subsidiaries(1)
23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)(1)
31.1	Certification of Jeffrey Riley, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of Jeffrey Riley, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith.
*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley Jeffrey Riley Chief Executive Officer and Director (Principal Executive Officer) Date: March 10, 2016
By:	/s/ Steven A. Shallcross Steven A. Shallcross Chief Financial Officer (Principal Financial and Principal Accounting Officer) Date: March 10, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2016	By: /s/ Jeffrey Riley Jeffrey Riley Chief Executive Officer and Director (Principal Executive Officer)
Date: March 10, 2016	By: /s/ Jeffrey J. Kraws Jeffrey J. Kraws Chairman
Date: March 10, 2016	By: /s/ Scott L. Tarriff Scott L. Tarriff Director
Date: March 10, 2016	By: /s/ Jeffrey Wolf Jeffrey Wolf Director