Form 10-Q
period 2016-03-31
Synthetic Biologics, Inc.
filed 2016-05-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-12584

SYNTHETIC BIOLOGICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3808303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 270
Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

(301) 417-4364

(Registrant’s telephone number, including area code)

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

As of May 2, 2016 the registrant had 90,826,752 shares of common stock, $0.001 par value per share, outstanding.

Synthetic Biologics, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials and that involve substantial risks and uncertainties of the development and commercialization of our pipeline products; the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Synthetic,” the “Company,” “we,” “us” and “our” refer to Synthetic Biologics, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$15,100	$20,818
Prepaid expenses and other current assets	7,116	9,519
Total Current Assets	22,216	30,337

Property and equipment, net	501	494

Deposits and other assets	26	14

Total Assets	$22,743	$30,845

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,597	$4,413
Accrued expenses	946	297
Warrant liabilities	11,065	10,567
Accrued employee benefits	869	277
Deferred rent	49	21
Total Current Liabilities	17,526	15,575

Long term deferred rent	240	267

Total Liabilities	17,766	15,842

Commitments and Contingencies	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 90,908,234 issued and 90,826,752 outstanding and 90,908,234 issued and 90,826,752 outstanding	91	91
Additional paid-in capital	161,791	160,739
Accumulated deficit	(155,624)	(144,779)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	6,258	16,051
Non-controlling interest	(1,281)	(1,048)
Total Stockholders' Equity	4,977	15,003

Total Liabilities and Stockholders' Equity	$22,743	$30,845

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Operating Costs and Expenses:
General and administrative	$2,426	$1,713
Research and development	8,155	6,494
Total Operating Costs and Expenses	10,581	8,207

Loss from Operations	(10,581)	(8,207)

Other Income (Expense):
Change in fair value of warrant liability	(498)	(4,152)
Interest income	1	1
Total Other Income (Expense)	(497)	(4,151)

Net Loss	(11,078)	(12,358)
Net Loss Attributable to Non-controlling Interest	(233)	-

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(10,845)	$(12,358)

Net Loss Per Share - Basic and Dilutive	$(0.12)	$(0.17)

Weighted average number of shares outstanding during the period - Basic and Dilutive	90,826,752	72,673,959

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(11,078)	$(12,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,052	827
Stock issued for milestone payments	-	350
Change in fair value of warrant liabilities	498	4,152
Depreciation	37	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,403	(26)
Deposits and other assets	(12)	(12)
Accounts payable	184	563
Accrued expenses	649	1,348
Accrued employee benefits	592	(310)
Deferred rent	1	-
Net Cash Used In Operating Activities	(5,674)	(5,458)

Cash Flows From Investing Activities:
Purchases of property and equipment	(44)	(18)
Net Cash Used In Investing Activities	(44)	(18)

Net decrease in cash	(5,718)	(5,476)

Cash at beginning of period	20,818	17,525

Cash at end of period	$15,100	$12,049

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. The Company’s lead candidates in Phase 2 development are: (1) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004 which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD). In collaboration with Intrexon Corporation, the Company is also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

At March 31, 2016, the Company had cash and cash equivalents of approximately $15.1 million. Management believes that the Company’s current cash on hand will be sufficient to fund its operations for at least the foreseeable future. The Company will ultimately be required to obtain additional funding in order to execute its long-term business plans, although it does not currently have commitments from any third parties to provide it with capital. The Company cannot assure that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) as filed with the SEC. The interim results for the three months ended March 31, 2016, are not necessarily indicative of results for the full year.

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

2. Management’s Plan

The Company has incurred an accumulated deficit of $155.6 million through March 31, 2016. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including the planned product development efforts, clinical trials and research and discovery efforts.

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

The Company may seek to access the public or private equity markets when conditions are favorable due to long-term capital requirements. The Company does not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when needed on terms that will be acceptable to it, or at all. If the Company raises funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of the existing stockholders will be diluted. If the Company is not able to obtain financing when needed, it may be unable to carry out its business plan. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

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

Cash and cash equivalents include money market accounts of $6.9 million and $5.3 million as of March 31, 2016 and December 31, 2015, respectively, that are measured using Level 1 inputs.

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into certain transactions, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as liabilities at their fair value upon issuance and re-measures the fair value at each period end with the change in fair value recorded in the Consolidated Statements of Operations. The Company uses the Black-Scholes options pricing model to estimate the fair value of the warrants. In using this model, the fair value is determined by applying Level 3 inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31, 2016	December 31, 2015
Intrexon prepaid research and development expenses	$307	$643
Prepaid clinical research organizations	6,160	8,329
Prepaid insurances	224	339
Other prepaid expenses	425	208

Total	$7,116	$9,519

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

Property and equipment (in thousands)

	March 31, 2016	December 31, 2015
Computer and office equipment	$371	$346
Software	11	11
Leasehold improvements	242	242

	624	599
Less accumulated depreciation and amortization	(123)	(105)

Total	$501	$494

Accrued expenses (in thousands)

	March 31, 2016	December 31, 2015
Accrued manufacturing costs	$2	$-
Accrued vendor payments	388	133
Accrued clinical consulting services	556	164

Total	$946	$297

Accrued employee benefits (in thousands)

	March 31, 2016	December 31, 2015
Accrued bonus expense	$355	$-
Accrued vacation expense	248	153
Other accrued employee benefits	266	124

Total	$869	$277

5. Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of March 31, 2016, there were 671,607 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 Stock Plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2016, there were 379,155 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 6,000,000 to 8,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. There is no limit on the number or the value of the shares with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2016, there were 7,941,666 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes assumptions used in the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Exercise price	$1.08 -$1.31	$1.54
Expected dividends	0%	0%
Expected volatility	117%	131%
Risk free interest rate	1.40% - 1.46%	2.03%
Expected life of option	7 years	10 years

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

• one-third immediate vesting and remaining annually over two years,

• one half immediate vesting and remaining over nine months,

• one quarter immediate vesting and remaining over three years,

• one quarter immediate vesting and remaining over 33 months; and

• monthly over three years.

During the three months ended March 31, 2016, the Company granted 150,000 options to employees having an approximate fair value of $153,000 based upon the Black-Scholes option pricing model. During the same period in 2015, the Company granted 550,000 options to employees having an approximate fair value of $817,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities as of March 31, 2016, and for the year ended December 31, 2015, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance - December 31, 2014	5,981,106	$2.01	5.80 years	$685,000

Granted	3,781,666	$2.37
Exercised	(35,008)	$1.16		$44,000
Expired	(483,332)	$2.48
Forfeited	(302,502)	$1.91

Balance - December 31, 2015	8,941,930	$2.14	5.80 years	$2,900,000

Granted	150,000	$1.16
Exercised	-	$-		$-
Expired	(99,502)	$2.22
Forfeited	-	$-

Balance -March 31, 2016 - outstanding	8,992,428	$2.13	5.41 years	$3,400,000

Balance - March 31, 2016 - exercisable	5,093,799	$1.95	4.38 years	$2,600,000

Grant date fair value of options granted - March 31, 2016		$153,000

Weighted average grant date fair value - March 31, 2016		$1.02

Grant date fair value of options granted - December 31, 2015		$7,974,000

Weighted average grant date fair value - December 31, 2015		$2.12

Stock-based compensation expense included in general and administrative expenses and research and development expenses related to stock options issued to employees and consultants for the three months ended March 31, 2016 and 2015 was $1.1 million and $827,000, respectively.

As of March 31, 2016, total unrecognized stock-based compensation expense related to stock options was $7.3 million, which is expected to be expensed through May 2018.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value will be recorded as non-cash income or expense in the Consolidated Statements of Operations at each subsequent period. At March 31, 2016, the fair value of the warrant liability was $11.1 million, which resulted in non-cash expense of $0.5 million for the three months ended March 31, 2016. At March 31, 2015, the fair value of the warrant liability was $10.9 million, which resulted in non-cash expense of $4.2 million for the three months ended March 31, 2015. In accordance with authoritative accounting guidance, the warrants were valued on the date of grant using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	March 31, 2016	December 31, 2015	Issuance Date
Closing stock price	$2.36	$2.29	$1.75
Expected dividends	0%	0%	0%
Expected volatility	90%	85%	95%
Risk free interest rate	0.96%	1.49%	1.39%
Expected life of warrant	3.54 years	3.79 years	5 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2015	$10,567
Change in fair value of warrant liability	498
Balance at March 31, 2016	$11,065

As of March 31, 2016, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of March 31, 2016 were 311,834.

A summary of warrant activity for the Company for the three months ended March 31, 2016 and for the year ended December 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2014	7,974,794	$1.80
Granted	-	$-
Exercised	(2,448)	$1.60
Forfeited	(63,447)	$1.79
Balance at December 31, 2015	7,908,899	$1.79
Granted	-	$-
Exercised	-	$-
Forfeited	(50,000)	$3.75
Balance at March 31, 2016	7,858,899	$1.77

A summary of all outstanding and exercisable warrants as of March 31, 2016 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.60	311,834	311,834	1.57 years
$1.75	7,029,808	7,029,808	3.53 years
$2.22	517,257	517,257	0.66 years

$1.77	7,858,899	7,858,899	3.26 years

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share, for the three months ended March 31, 2016 were 8,992,428 and 7,858,899, respectively, and for the three months ended March 31, 2015 were 6,531,106 and 7,974,794, respectively.

8. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the Consolidated Statements of Operations. The Company’s equity interest in SYN Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. For the three months ended March 31, 2016, the accumulated net loss attributable to the non-controlling interest was $233,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth below, under Part II, Item 1A. “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

Overview

We are a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead product candidates in Phase 2 development are: (1) SYN-010, which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004, which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI) and antibiotic-associated diarrhea (AAD). In collaboration with Intrexon Corporation (Intrexon), we are also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline:

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Status
Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)	•	Reported positive topline data from two Phase 2 clinical trials (4Q 2015 & 1Q 2016)
		•	Received Type C meeting responses from FDA regarding late-stage aspects of clinical pathway (2Q 2016)

		•	Scheduled to present detailed data supporting previously reported positive topline data from two Phase 2 clinical trials at DDW 2016 (May 2016)

		•	Intend to hold end of Phase 2 meeting with FDA (Summer 2016)

		•	Plan to initiate Phase 3 clinical trial(s) (2H 2016)

		•	Collaboration with Cedars-Sinai Medical Center

Prevention of CDI and AAD (Degrade IV beta-lactam antibiotics)	SYN-004 (oral enzyme)	•	Reported positive Phase 1a/1b data (1Q 2015)
		•	Initiated Phase 2b proof-of-concept clinical trial (3Q 2015); to date, enrollment of approximately 185 patients across global sites

		•	Reported supportive topline data from first Phase 2a clinical trial (4Q 2015)

		•	Expect to report topline data from second Phase 2a clinical trial (2Q 2016)

		•	Anticipate an interim analysis of blinded data by an independent data monitoring committee (Summer 2016)

		•	Plan to initiate Phase 3 clinical trial(s) (1H 2017)

Prevention of CDI and AAD (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)	•	Preclinical work ongoing to determine ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics

Prevention and Treatment of pertussis	SYN-005 (monoclonal antibody therapies)	•	Reported positive preclinical research findings (2014)
		•	The University of Texas at Austin (UT Austin) received a grant to support a preclinical study to evaluate the prophylactic capability of SYN-005 (4Q 2015)

		•	Collaborations with Intrexon and UT Austin

All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. In total, we hold approximately 95 U.S. and foreign patents and have over 65 U.S. and foreign patents pending.

Our Microbiome-Focused Pipeline

Our IBS-C and CDI/AAD programs are focused on protecting the gut microbiome, or gut flora, which is home to billions of bacteria and composed of a natural balance of both “good” beneficial bacteria and potentially “bad” pathogenic bacteria. When the natural balance of these bacteria is disrupted, a person’s health can be compromised.

SYN-010 — Treatment of Irritable Bowel Syndrome with Constipation (IBS-C)

SYN-010 is our proprietary, modified-release formulation of lovastatin lactone that is intended to reduce methane production by certain microorganisms (M. smithii) in the gut while minimizing disruption to the microbiome. Methane produced by M. smithii is perceived as an underlying cause of pain, bloating and constipation associated with IBS-C, and published reports have associated higher intestinal methane production with increased constipation severity in IBS-C patients. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the major cause of IBS-C, not just the patient’s symptoms.

In December 2013, through our subsidiary Synthetic Biomics, Inc. (SYN Biomics), we entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (CSMC) and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. We licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms.

We believe SYN-010 may reduce the impact of methane producing organisms on IBS-C.

Irritable Bowel Syndrome

IBS is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. The illness affects both men and women; however, two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-U (unsubtyped). According to GlobalData’s IBS Global Drug Forecast and Market Analysis to 2023 (December 2014) stringent disease diagnosis criteria to ensure market relevance and a population most likely to receive a diagnosis and prescription drug treatment, the prevalence of IBS in adults in the U.S., Europe and Japan was expected to be 41.1 million in 2015, and it has been reported that up to 20 percent of all IBS patients have IBS-C.

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

First Phase 2 Clinical Trial Topline Results (4 Week Placebo-Controlled Acute Study)

In December 2015, we reported positive topline results from our first Phase 2 placebo-controlled, randomized clinical trial of SYN-010, including lowered breath methane and improved stool frequency in patients with IBS-C. This first Phase 2 clinical trial was initiated in June 2015 and enrolled 63 patients who were randomized using a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups and a placebo group. Patients received single oral doses of SYN-010 or a placebo each day for 28 days. The primary objective of this clinical trial was to evaluate the change from baseline in the area under the curve (AUC) of breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 as compared with a placebo. The trial’s secondary endpoints included improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. There were no serious adverse events observed.

In the first Phase 2 clinical trial of SYN-010, 65 percent of patients had no detectable plasma trough levels of lovastatin lactone or lovastatin beta-hydroxyacid after 28 days of treatment. In the few patients with detectable trough levels at day 28, concentrations of both lovastatin lactone and lovastatin beta-hydroxyacid were significantly lower than observed for commercial lovastatin formulations. Consistent with limited absorption, there were no statistically significant changes in LDL-C levels relative to placebo after 28 days.

Second Phase 2 Clinical Trial Topline Results (8 Week Open-Label Extension Study)

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

Patients in the second Phase 2 clinical trial reported compliance with the daily SYN-010 dosing regimen such that all patients in the second Phase 2 clinical trial received a minimum of 8 weeks treatment with SYN-010 42 mg. Patients who completed the second Phase 2 clinical trial demonstrated a statistically significant decrease in methane production (p=0.002) from the beginning of the first Phase 2 clinical trial (Baseline, Day 1, prior to any drug administration in the randomized study) to the end of the second Phase 2 clinical trial (12 weeks, Day 84), thus meeting the clinical trial's primary endpoint. Topline data from the second Phase 2 clinical trial also showed improvements in secondary efficacy endpoints, including: (1) a statistically significant reduction in the mean IBS Symptom Severity Score (IBS-SSS; p<0.0001), which includes abdominal pain, bloating, stool frequency and quality of life scores, for all patients from the first Phase 2 clinical trial baseline to the end of the second Phase 2 clinical trial, and (2) an increase in the percentage of patients identified as Monthly Responders, an FDA-defined composite measure incorporating improvements in CSBMs and abdominal pain. There were no serious adverse events observed.

We are scheduled to present detailed data supporting previously reported positive topline data from both SYN-010 Phase 2 clinical trials in a poster presentation at the Digestive Disease Week 2016 (DDW 2016) meeting in May 2016.

Phase 3 Planning

We received Type C meeting responses from the FDA regarding late-stage aspects of the SYN-010 clinical pathway during the second quarter of 2016. We anticipate holding an end of Phase 2 meeting with the FDA during summer 2016. We plan to initiate pivotal Phase 3 clinical trial(s) during the second half of 2016.

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

Intellectual Property

The SYN-010 intellectual property portfolio includes approximately 55 issued U.S. and foreign patents, and approximately 20 U.S. and foreign patents pending.

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

Beta-lactamase enzymes have the ability to degrade beta-lactam antibiotics that may be excreted into the GI tract. P1A (the first generation candidate) showed acceptable safety and tolerability in a Phase 1 clinical trial. In addition, data from two Phase 2 clinical trials demonstrated that P1A had the ability to preserve GI microflora in hospitalized patients treated with IV ampicillin or the combination of piperacillin and tazobactam.

C. difficile

C. difficile is the leading type of hospital acquired infection and is frequently associated with IV beta-lactam antibiotic treatment. According to an article published in the New England Journal of Medicine (Leffler DA et al. N Engl J Med 2015; 372: 1539-1548), CDIs more than quadruple the cost of hospitalizations, increasing annual expenditures by approximately $1.5 billion in the U.S. CDI is a rising global hospital acquired infection (HAI) problem in which the toxins produced by C. difficile bacteria result in AAD, and in the most serious cases, pseudomembranous colitis (severe inflammation of the lower GI tract) that can lead to death. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy and advanced age. In addition, many patients experience a recurrence of CDI within one to three months.

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

Second Phase 2a Clinical Trial Topline Results

In June 2015, we initiated a second Phase 2a clinical trial of SYN-004 to evaluate the GI antibiotic-degrading ability and the safety of SYN-004, in the presence of the proton pump inhibitor (PPI), esomeprazole, in healthy participants with functioning ileostomies. Enrollment is complete and topline data is expected from the second Phase 2a clinical trial during the second quarter of 2016.

Phase 2b Clinical Trial Design

In September 2015, we initiated a Phase 2b proof-of-concept clinical trial of SYN-004. This randomized, placebo-controlled clinical trial is expected to enroll approximately 370 patients at up to 75 global clinical sites. This clinical trial is intended to evaluate the ability of SYN-004 to prevent CDI, C. difficile associated diarrhea (CDAD) and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. Once either 120 patients complete treatment and there are 10 confirmed cases of CDI, or 186 patients complete treatment, an interim analysis to evaluate baseline rate of CDI in the placebo group is anticipated. This anticipated interim analysis is expected to be conducted during the summer of 2016 and will be performed by an independent data monitoring committee. To date, approximately 185 patients have been enrolled into the SYN-004 Phase 2b clinical trial.

Phase 3 Planning

A Type C meeting has been requested with the FDA. We plan to initiate a pivotal Phase 3 clinical trial during the first half of 2017.

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

C. difficile: Intellectual Property

The SYN-004 intellectual property portfolio includes approximately 40 issued U.S. and foreign patents, and approximately 30 U.S. and foreign patents pending.

Research Programs

Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients) and the isolation of new pathogens.

Monoclonal Antibodies for Infectious Diseases

Antibodies are proteins, generally found in the bloodstream, that provide immunity in detecting and destroying pathogens, such as viruses and bacteria and their associated toxins. Monoclonal antibodies (mAbs) can also be designed and produced as therapeutic agents, utilizing protein engineering and recombinant production technologies. The mAbs being developed under our collaboration with Intrexon are intended to supplement a patient’s own immune system by providing the means to specifically and rapidly neutralize and/or clear specific pathogens and toxins of interest in a process known as “passive immunity.” Many pathogens that cause infectious diseases are innately resistant to, or over time have developed increased resistance to, antibiotics and other drugs.

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

In April 2015, preclinical efficacy data that support advancing SYN-005 toward clinical trials were presented in two poster presentations at the European Congress of Clinical Microbiology and Infectious Diseases meeting (ECCMID) 2015 in Copenhagen, Denmark. The data suggest that SYN-005 has therapeutic potential to diminish morbidity, long-term complications and mortality from pertussis in critically ill infants. In addition, the data support a prophylactic approach for use in newborns that has the potential to save thousands of lives annually, particularly in the developing world where the unmet need is greatest.

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

Intellectual Property

We have patents pending on compositions and uses of SYN-005 and we have two issued U.S. patent and patents pending on other pertussis mAbs from UT Austin.

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

Intrexon Collaboration

In August 2015, we initiated the SYN-200 discovery program for development and commercialization of novel biotherapeutics for the treatment of patients with PKU pursuant to an exclusive channel collaboration with Intrexon. We intend to utilize Intrexon’s ActoBiotics platform to provide a proprietary method of delivering therapeutic protein and peptides to the GI tract through food-grade microbes. This program is in the discovery stage.

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

On February 1, 2016, our subsidiary, Putney Drug, Inc. provided written notice to the Regents of the University of California (Regents) that we were terminating our (i) License Agreement with the Regents, dated as of July 11, 2005, as amended on November 8, 2005, January 3, 2007, August 29, 2007, December 31, 2012, July 25, 2014 and July 8, 2015 (License Agreement) and (ii) Clinical Trial Agreement with the Regents, dated April 29, 2010, as amended July 8, 2015 (CTA). Pursuant to the terms of the License Agreement, Putney Drug had licensed from the Regents certain U.S. patents for multiple sclerosis therapy related to our drug candidate, Trimesta and Trimesta-combination therapies. Based upon the independent third party analysis of the investigator-sponsored Phase 2 clinical trial that evaluated Trimesta as a treatment for relapsing-remitting MS in women, it was determined that the License Agreement and the CTA should be terminated. In accordance with the termination provisions of the License Agreement and the CTA, the License Agreement and CTA terminated on May 2, 2016.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended March 31, 2016 and 2015

General and Administrative Expenses

General and administrative expenses increased by 42% to $2.4 million for the three months ended March 31, 2016, from $1.7 million for the three months ended March 31, 2015.  This increase is primarily the result of increased employee costs associated with the transition of the administrative and financial office to our Maryland headquarters, and increased legal fees and stock-based compensation. The charge related to stock-based compensation expense was $643,000 for the three months ended March 31, 2016, compared to $582,000 for the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses increased by 26% to $8.2 million for the three months ended March 31, 2016, from $6.5 million for the three months ended March 31, 2015. This increase is primarily the result of increased Phase 2 program costs associated with expanded clinical development programs, manufacturing and research activities within our microbiome-focused pipeline. Research and development expenses also include a charge related to non-cash stock-based compensation expense of $409,000 for the three months ended March 31, 2016, compared to $246,000 for the three months ended March 31, 2015.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended March 31, 2016 and 2015. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	March 31, 2016	March 31, 2015
SYN-004	$2,480	$4,334
SYN-010	2,028	229
SYN-005	22	524
Other therapeutic areas	12	71

Total direct costs	4,542	5,158
Total indirect costs	3,613	1,336

Total Research and Development	$8,155	$6,494

Other Income (Expense)

Other expense was $497,000 for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015. Other expense for the three months ended March 31, 2016 is due to non-cash expense of $498,000 from the change in fair value of warrants. The increase in the fair value of the warrants was due to the increase in our stock price from the year ended December 31, 2015. Non-cash expense related to fair value of warrants for the three months ended March 31, 2015 was $4.2 million.

Net Loss

Our net loss was $11.1 million, or $0.12 per common share for the three months ended March 31, 2016, compared to a net loss of $12.4 million, or $0.17 per common share for the three months ended March 31, 2015.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $155.6 million as of March 31, 2016. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received.

Our cash and cash equivalents totaled $15.1 million as of March 31, 2016, a decrease of $5.7 million from December 31, 2015. During the three months ended March 31, 2016, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $11.1 million for the three months ended March 31, 2016.

Our continued operations will primarily depend on our ability to raise additional capital from various sources, including equity and debt financings, as well as, license fees from potential corporate partners, joint ventures and grant funding. Such additional funds may not become available on acceptable terms or at all and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $155.6 million through March 31, 2016. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and discovery efforts.

Based on our current plans, we believe that our cash and cash equivalents will be sufficient to enable us to meet our anticipated operating needs for at least the foreseeable future.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2016, our cash and cash equivalents consisted primarily of money market securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 10, 2016. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the three months ended March 31, 2016, our operating activities used net cash of approximately $5.7 million and as of March 31, 2016 our cash and cash equivalents were $15.1 million. With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2016, our accumulated deficit totaled approximately $155.6 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate and conduct clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. If our current cash, cash equivalents and short-term investments are not sufficient to sustain our operations, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

RISKS RELATING TO OUR STOCK

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE MKT.

Our common stock is listed on the NYSE MKT. Although we currently meet the NYSE MKT’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE MKT Exchange Company Guide. At March 31, 2016, we had stockholders’ equity of $6.3 million. The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock if we should fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

We currently intend to hold our annual meeting of stockholders on August 25, 2016 (2016 Annual Meeting).  The exact time and location of the 2016 Annual Meeting will be specified in our proxy statement for the 2016 Annual Meeting.

Because the expected date of the 2016 Annual Meeting has been advanced more than 30 calendar days from the date of the anniversary of our 2015 annual meeting of stockholders, we are affirming the deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (Exchange Act), for inclusion in our proxy materials for the 2016 Annual Meeting.  In order to be considered timely, such proposals must be received in writing by our Corporate Secretary at our principal executive offices at 9605 Medical Center Drive, Suite 270, Rockville, Maryland, 20850 no later than the close of business on May 20, 2016, which we consider to be a reasonable time before we begin to print and send our proxy materials for the 2016 Annual Meeting.  Such proposals must comply with the rules and regulations of the Securities and Exchange Commission under Rule 14a-8 regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Jeffrey Riley
Jeffrey Riley
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2016

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 5, 2016

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*Filed herewith.

