Form 10-Q
period 2016-09-30
Synthetic Biologics, Inc.
filed 2016-11-01
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016 the registrant had 92,172,714 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016 (“2015 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Synthetic Biologics,” the “Company,” “we,” “us” and “our” refer to Synthetic Biologics, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I.-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,549	$20,818
Prepaid expenses and other current assets	3,091	9,519
Total Current Assets	7,640	30,337

Property and equipment, net	582	494

Deposits and other assets	26	14

Total Assets	$8,248	$30,845

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
Accounts payable	$4,242	$4,413
Accrued expenses	1,490	297
Warrant liabilities	6,886	10,567
Accrued employee benefits	1,341	277
Deferred rent	51	21
Total Current Liabilities	14,010	15,575

Long term deferred rent	214	267

Total Liabilities	14,224	15,842

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 91,733,833 issued and 91,652,351 outstanding and 90,908,234 issued and 90,826,752 outstanding	92	91
Additional paid-in capital	165,091	160,739
Accumulated deficit	(169,659)	(144,779)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	(4,476)	16,051
Non-controlling interest	(1,500)	(1,048)
Total Stockholders' (Deficit) Equity	(5,976)	15,003

Total Liabilities and Stockholders' Equity	$8,248	$30,845

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Operating Costs and Expenses:
General and administrative	$2,095	$1,604	$6,668	$5,539
Research and development	7,061	10,046	22,380	24,048
Total Operating Costs and Expenses	9,156	11,650	29,048	29,587

Loss from Operations	(9,156)	(11,650)	(29,048)	(29,587)

Other Income (Expense):
Change in fair value of warrant liability	666	4,141	3,681	(3,906)
Interest income	1	2	36	5
Total Other Income (Expense)	667	4,143	3,717	(3,901)

Net Loss	(8,489)	(7,507)	(25,331)	(33,488)

Net Loss Attributable to Non-controlling Interest	(136)	(733)	(451)	(733)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(8,353)	$(6,774)	$(24,880)	$(32,755)

Net Loss Per Share - Basic	$(0.09)	$(0.08)	$(0.27)	$(0.42)

Net Loss Per Share - Dilutive	$(0.09)	$(0.12)	$(0.27)	$(0.42)

Weighted average number of shares outstanding during the period - Basic	91,441,687	85,974,751	91,095,990	77,300,375

Weighted average number of shares outstanding during the period - Dilutive	91,441,687	87,585,103	91,095,990	77,300,375

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands except share and per share amounts)

(Unaudited)

	For the nine months ended September,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(25,331)	$(33,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,906	2,059
Stock issued for milestone payments	-	1,350
Stock issued for exclusive channel collaboration agreement	-	3,000
Change in fair value of warrant liabilities	(3,681)	3,906
Depreciation	111	39
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,428	(8,783)
Deposits and other assets	(12)	(8)
Accounts payable	(171)	5,030
Accrued expenses	1,193	(1,054)
Accrued employee benefits	1,063	(224)
Deferred rent	(23)	253
Net Cash Used In Operating Activities	(17,517)	(27,920)

Cash Flows From Investing Activities:
Purchases of property and equipment	(199)	(457)
Net Cash Used In Investing Activities	(199)	(457)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	46,000
Cash paid as direct offering costs	-	(3,357)
Proceeds from issuance of common stock for stock option exercises	814
Proceeds from "at the market" stock issuance, net of issuance costs	633	15
Net Cash Provided By Financing Activities	1,447	42,658

Net increase (decrease) in cash	(16,269)	14,281

Cash at beginning of period	20,818	17,525

Cash at end of period	$4,549	$31,806

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. The Company’s lead candidates poised for Phase 3 development are: (1) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004 (ribaxamase) which is designed to protect the gut microbiome from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI), antibiotic-associated diarrhea (AAD) and the emergence of antibiotic-resistant organisms. In collaboration with Intrexon Corporation (“Intrexon”), the Company is also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s 2015 Form 10-K. The interim results for the three and nine months ended September 30, 2016, are not necessarily indicative of results for the full year.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Recent Accounting Pronouncements and Developments

In August 2016, the FASB issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. Accordingly, ASU No. 2014-015 is effective for public business entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, guidance which defines management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to provide guidance on revenue recognition. ASU No. 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ;

•	ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606);

•	ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

The Company is currently evaluating the method of adoption and the impact of adopting ASU No. 2014-09 on its results of operations, cash flows and financial position.

2. Management’s Plan

The Company has incurred an accumulated deficit of $169.7 million through September 30, 2016. With the exception of the quarter ended June 30, 2010, the Company has incurred negative cash flow from operations since its inception. The Company has spent, and expects to continue to spend, substantial amounts in connection with implementing its business strategy, including its planned product development efforts, clinical trials and research and discovery efforts.

At September 30, 2016, the Company had cash and cash equivalents of approximately $4.5 million. Based upon the Company’s current business plans, management does not believe that the Company’s current cash on hand will be sufficient to execute its near term plans. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels, although it does not currently have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that the Company entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding in the next few months and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. These factors raise doubt regarding the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond the Company’s control. These factors include the following:

•	the progress of research activities;

•	the number and scope of research programs;

•	the progress of preclinical and clinical development activities;

•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements;

•	costs associated with additional clinical trials of product candidates;

•	the ability to maintain current research and development licensing arrangements and to establish new research and development, and licensing arrangements;

•	the ability to achieve milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce material for use in its clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

The Company has based its estimates on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates.

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

Cash and cash equivalents include money market accounts of $1.3 million and $5.3 million as of September 30, 2016 and December 31, 2015, respectively, that are measured using Level 1 inputs.

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as liabilities at their fair value upon issuance and re-measures the fair value at each period end with the change in fair value recorded in the Condensed Consolidated Statements of Operations. The Company uses the Black-Scholes options pricing model to estimate the fair value of the warrants. In using this model, the fair value is determined by applying Level 3 inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30, 2016	December 31, 2015
Intrexon prepaid research and development expenses	$-	$643
Prepaid clinical research organizations	2,175	8,329
Prepaid insurances	75	339
Other prepaid expenses	547	208
Other current assets	294	-

Total	$3,091	$9,519

The Intrexon prepaid research and development expenses are classified as a current asset. As of September 30, 2016 the Company had applied all the of the Intrexon prepaid research and development expenses to research and development expenses.

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

Property and equipment, net (in thousands)

	September 30, 2016	December 31, 2015
Computer and office equipment	$389	$346
Software	11	11
Leasehold improvements	373	242

	773	599
Less accumulated depreciation and amortization	(191)	(105)

Total	$582	$494

Accrued expenses (in thousands)

	September 30, 2016	December 31, 2015
Accrued manufacturing costs	$191	$-
Accrued vendor payments	341	133
Accrued clinical consulting services	935	164
Other accrued expenses	23	-

Total	$1,490	$297

Accrued employee benefits (in thousands)

	September 30, 2016	December 31, 2015
Accrued bonus expense	$1,065	$-
Accrued vacation expense	193	153
Other accrued employee benefits	83	124

Total	$1,341	$277

5. Stock-Based Compensation

Stock Incentive Plan

During 2001, the Company’s Board of Directors and stockholders adopted the 2001 Stock Incentive Plan (the “2001 Stock Plan”). The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2001 Stock Plan shall not exceed 250,000. All awards pursuant to the 2001 Stock Plan shall terminate upon the termination of the grantee’s employment for any reason. Awards include options, restricted shares, stock appreciation rights, performance shares and cash-based awards (the “Awards”). The 2001 Stock Plan contains certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment, as defined in the plan. The 2001 Stock Plan provides for a committee of the Board to grant Awards and to determine the exercise price, vesting term, expiration date and all other terms and conditions of the Awards, including acceleration of the vesting of an Award at any time. As of September 30, 2016, there were 228,773 options issued and outstanding under the 2001 Stock Plan.

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 Stock Plan shall not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2016, there were 789,155 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors  and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 6,000,000 to 8,000,000. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 8,000,000 to 14,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. There is no limit on the number or the value of the shares with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2016, there were 7,495,624 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date, instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ending September 30, 2016 and for the same period in 2015. The Black-Scholes assumptions used in the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015
Exercise price	$1.08-$2.66	$1.54-2.73
Expected dividends	0%	0%
Expected volatility	102%-117%	88%-131%
Risk free interest rate	1.40%-1.57%	1.32%-2.19%
Expected life of option	7 years	5 years- 10 years

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

During the nine months ended September 30, 2016, the Company granted 560,000 options to employees having an approximate fair value of $962,000 based upon the Black-Scholes option pricing model. During the same period in 2015, the Company granted 1,800,000 options to employees having an approximate fair value of $3.2 million based upon the Black-Scholes option pricing model.

A summary of stock option activities as of September 30, 2016, and for the year ended December 31, 2015, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance - December 31, 2014	5,981,106	$2.01	5.80 years	$685,000

Granted	3,781,666	$2.37
Exercised	(35,008)	$1.16		$44,000
Expired	(483,332)	$2.48
Forfeited	(302,502)	$1.91

Balance - December 31, 2015	8,941,930	$2.14	5.67 years	$2,900,000

Granted	560,000	$2.02
Exercised	(445,334)	$1.83		$137,488
Expired	(288,946)	$1.98
Forfeited	(254,098)	$2.29

Balance -September 30, 2016 - outstanding	8,513,552	$2.15	5.18 years	$1,140,215

Balance - September 30, 2016 - exercisable	5,444,859	$2.04	4.47 years	$1,023,072

Grant date fair value of options granted - September 30, 2016		$962,000

Weighted average grant date fair value - September 30, 2016		$1.72

Grant date fair value of options granted - December 31, 2015		$7,974,000

Weighted average grant date fair value - December 31, 2015		$2.12

Stock-based compensation expense included in general and administrative expenses and research and development expenses related to stock options issued to employees and consultants for the three months ended September 30, 2016 and 2015 was $ 946,000 and $646,000, respectively, and $2,906,000 and $2,059,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, total unrecognized stock-based compensation expense related to stock options was $5.7 million, which is expected to be expensed through July 2018.

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value will be recorded as non-cash income or expense in the Condensed Consolidated Statements of Operations at each subsequent period. At September 30, 2016, the fair value of the warrant liability was $6.9 million, which resulted in non-cash income of $666,000 and $3.7 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2015, the fair value of the warrant liability was $10.7 million, which represented non-cash income of $4.1 million for the three months ended September 30, 2015 and non-cash expense of $3.9 million for the nine months ended September 30, 2015. In accordance with authoritative accounting guidance, the warrants were valued on the date of grant using the Black-Scholes valuation model. The assumptions used by the Company are summarized in the following table:

	September 30, 2016	December 31, 2015	Issuance Date
Closing stock price	$1.72	$2.29	$1.75
Expected dividends	0%	0%	0%
Expected volatility	90%	85%	95%
Risk free interest rate	0.89%	1.49%	1.39%
Expected life of warrant	3.04 years	3.79 years	5 years

The following table summarizes the estimated fair value of the warrant liability (in thousands) :

Balance at December 31, 2015	$10,567
Change in fair value of warrant liability	(3,681)
Balance at September 30, 2016	$6,886

As of September 30, 2016, all of the warrants remained outstanding.

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. The result of the transaction has no affect to equity. Warrants outstanding as of September 30, 2016 were 311,834.

A summary of warrant activity for the Company for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance at December 31, 2014	7,974,794	$1.80
Granted	-	$-
Exercised	(2,448)	$1.60
Forfeited	(63,447)	$1.79
Balance at December 31, 2015	7,908,899	$1.79
Granted	-	$-
Exercised	-	$-
Forfeited	(50,000)	$3.75
Balance at September 30, 2016	7,858,899	$1.77

A summary of all outstanding and exercisable warrants as of September 30, 2016 is as follows:

			Weighted Average
Exercise Price	Warrants Outstanding	Warrants Exercisable	Remaining Contractual Life
$1.60	311,834	311,834	1.07 years
$1.75	7,029,808	7,029,808	3.03 years
$2.22	517,257	517,257	0.16 years
$1.77	7,858,899	7,858,899	2.76 years

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share, for the three and nine months ended September 30, 2016 were 16,372,451, and for the three and nine months ended September 30, 2015 were 8,331,020 and 15,360,828, respectively.

The following tables set forth the computation of diluted net loss per weighted average number of shares outstanding attributable to Synthetic Biologics and Subsidiaries for the three and nine months ended September 30, 2016, and 2015 (in thousands except share and per share amounts):

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(8,353)	91,441,687	$(0.09)	$(24,880)	91,095,990	$(0.27)

Change in fair value of warrant liability	$-	-	$-	$-	-	$-

Dilutive shares related to warrants	$-	-	$-	$-	-	$-

Net loss - Dilutive	$(8,353)	91,441,687	$(0.09)	$(24,880)	91,095,990	$(0.27)

	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(6,774)	85,974,751	$(0.08)	$(32,755)	77,300,375	$(0.42)

Change in fair value of warrant liability	$(4,141)	-	$-	$-	-	$-

Dilutive shares related to warrants	$-	1,610,352	$-	$-	-	$-

Net loss - Dilutive	$(10,915)	(87,585,103)	$(0.12)	$(32,755)	77,300,375	$(0.42)

8. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Condensed Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company and its subsidiaries on the face of the Condensed Consolidated Statements of Operations. The Company’s equity interest in SYN Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. For the three and nine months ended September 30, 2016, the accumulated net loss attributable to the non-controlling interest was $136,000 and $451,000, respectively.

9. FBR Sales Agreement

On August 5, 2016, the Company entered into the FBR Sales Agreement with FBR Capital Markets & Co., which enables the Company to offer and sell shares of the Company’s common stock with an aggregate sales price of up to $40.0 million, from time to time through FBR Capital Markets & Co. as the Company’s sales agent. Sales of common stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, as amended. FBR Capital Markets & Co. is entitled to receive a commission rate of up 3.0%  of gross sales in connection with the sale of the Company’s common stock sold on the Company’s behalf. From August 11, 2016 through September 30, 2016, the Company had sold through the FBR Sales Agreement an aggregate of 380,265 shares of the Company's common stock, and received gross proceeds of approximately $650,000, before deducting issuance expenses. Subsequent to quarter end, the Company has sold approximately 520,000 shares of the Company’s common stock, and received gross proceeds of approximately $900,000.

10. Related Party Transactions.

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center “CSMC” and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the three and nine months ended September 30, 2016, the Company paid Cedars-Sinai Medical Center $350,000 for milestone payments related this license agreement. There were no milestone payments made during the three and nine months ended September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016 (the “2015 Form 10-K”). This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth below, under Part II, Item 1A. “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2015 Form 10-K.

Overview

We are a clinical stage company developing therapeutics to protect the gut microbiome while targeting pathogen-specific diseases. Our lead candidates poised for Phase 3 development are: (1) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and (2) SYN-004 (ribaxamase) which is designed to protect the gut microbiome from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI), antibiotic-associated diarrhea (AAD) and the emergence of antibiotic-resistant organisms. In collaboration with Intrexon Corporation (“Intrexon”), we are also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline :

* Two Phase 2 studies completed. Planning a Phase 2b/3 pivotal trial

C- Cedars-Sinai Medical Center Collaboration
I-Intrexon Collaboration
T- The University of Texas at Austin Collaboration

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Status
Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)	•	Reported supportive topline data from two Phase 2 clinical trials (4Q 2015 & 1Q 2016)
		•	Received Type C meeting responses from U.S. Food and Drug Administration (FDA) regarding late-stage aspects of clinical pathway (2Q 2016)

		•	Presented detailed data supporting previously reported positive topline data from two Phase 2 clinical trials at Digestive Disease Week Conference 2016 (DDW) (May 2016)

		•	Held End of Phase 2 meeting with FDA (July 2016)

		•	Plan to initiate first Phase 2b/3 pivotal adaptive clinical trial (1Q 2017)

		•	Collaboration with Cedars-Sinai Medical Center

Prevention of CDI and AAD (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)	•	Reported supportive Phase 1a/1b data (1Q 2015)
		•	Initiated Phase 2b proof-of-concept clinical trial (3Q 2015)

		•	Reported supportive topline data from first Phase 2a clinical trial (4Q 2015)

		•	Reported supportive topline data from second Phase 2a clinical trial (2Q 2016)

		•	Received USAN approval of the generic name “ribaxamase” for SYN -004 (July 2016)

		•	Completed Enrollment of Phase 2b proof-of concept clinical trial (3Q 2016)

		•	Awarded contract by the Centers for Disease Control and Prevention (CDC) (4Q 2016)

		•	Plan to announce topline data from Phase 2b proof-of-concept clinical trial (1Q 2017)

		•	Plan to initiate Phase 3 clinical trial(s) (end of 2017)

Prevention of CDI and AAD (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)	•	Preclinical work ongoing to determine ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics

Prevention and Treatment of pertussis	SYN-005 (monoclonal antibody therapies)	•	Reported supportive preclinical research findings (2014)
		•	The University of Texas at Austin (“UT Austin”) received a grant from the Bill and Melinda Gates Foundation to support a preclinical study to evaluate the prophylactic capability of SYN-005 (4Q 2015)

		•	Collaborations with Intrexon and UT Austin

All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. In total, we hold approximately 120 U.S. and foreign patents and have over 65 U.S. and foreign patents pending.

Our Microbiome-Focused Pipeline

Our IBS-C and CDI/AAD programs are focused on protecting the healthy function of the gut microbiome, or gut flora, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised.

SYN-010 — Treatment of Irritable Bowel Syndrome with Constipation (IBS-C)

SYN-010 is our proprietary, modified-release formulation of lovastatin lactone that is intended to reduce methane production by certain microorganisms (M. smithii) in the gut while minimizing disruption to the microbiome. Methane produced by M. smithii is an underlying cause of pain, bloating and constipation associated with IBS-C, and published reports have associated higher intestinal methane production with increased constipation severity in IBS-C patients. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting the major cause of IBS-C, not just the patient’s symptoms.

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

Irritable Bowel Syndrome

IBS is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. The illness affects both men and women; however, two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-U (unsubtyped). According to GlobalData’s IBS Global Drug Forecast and Market Analysis to 2023 (December 2014) stringent disease diagnosis criteria to ensure market relevance and a population most likely to receive a diagnosis and prescription drug treatment, the prevalence of IBS in adults in the United States, Europe and Japan was expected to be 41.1 million in 2015, and it has been reported that up to 20 percent of all IBS patients have IBS-C.

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

Limitations of Current Treatments and Market Opportunity

Currently, the FDA approved therapies for the treatment of IBS-C and other treatments including prescription and over-the-counter laxatives, which provide patients with temporary symptomatic relief and often cause diarrhea, but do not treat the underlying cause of pain, bloating and constipation associated with IBS-C. According to GlobalData, IBS — Global Drug Forecast and Market Analysis to 2023 (December 2014), the estimated global sales for IBS therapeutics for 2015 was $669.3 million, and global sales are expected to be greater than $1.5 billion in 2023.

Overview of our 2 Phase 2 Clinical Trials

In 2015 and 2016, we reported supportive data from our two SYN-010 Phase 2 trials, the first was comprised of a randomized, double-blind, placebo-controlled, 4-week study comparing SYN-010 21 mg and 42 mg dose strengths to placebo (Study 1), followed by an open-label study in which eligible patients who completed Study 1 received SYN-010 42 mg for an additional 8 weeks (Study 2). The two Phase 2 SYN-010 clinical trials evaluated the change from baseline (Day 1 of Study 1) in breath methane, stool frequency and abdominal pain and bloating at the end of weeks 1, 4, 8 and 12 (Study 2 – Day 84) in patients diagnosed with IBS-C and with breath methane levels greater than 10 parts per million (ppm) at screening.

First Phase 2 Clinical Trial Results (4 Week Placebo-Controlled Acute Study)

In December 2015, we reported supportive topline results from our first Phase 2 placebo-controlled, randomized clinical trial of SYN-010, including lowered breath methane and improved stool frequency in patients with IBS-C. This first Phase 2 clinical trial was initiated in June 2015 and enrolled 63 patients who were randomized using a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups (21 mg and 42 mg) and a placebo group. Patients received single oral doses of SYN-010 or a placebo each day for 28 days. The primary objective of this clinical trial was to evaluate the change from baseline in the area under the curve (AUC) of breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 as compared with a placebo. The trial’s secondary endpoints included improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. There were no serious adverse events observed.

In the first Phase 2 clinical trial of SYN-010, plasma trough levels of lovastatin species were low and variable, such that ≥50% of patients had undetectable plasma levels of each lovastatin analyte at days 7 and 28. In the few patients with detectable trough levels at day 28, concentrations of both lovastatin lactone and lovastatin beta-hydroxyacid were significantly lower than those reported in published studies of commercial lovastatin formulations. Modest reductions from baseline in mean cholesterol, LDL-C and triglycerides were observed after 7 days of SYN-010 treatment; however, changes were not different between SYN-010 and Placebo at Day 28 and were not evident after 12 weeks (Day 84). No significant changes in mean ALT or creatine kinase were observed in these patients. Changes in cholesterol, LDL-C, and triglycerides did not correlate with SYN-010 dose, or with changes in body weight, changes in breath methane, or plasma trough levels of either lovastatin lactone or lovastatin β-hydroxyacid.

Second Phase 2 Clinical Trial Results (8 Week Open-Label Extension Study)

In January 2016, we reported supportive topline data from our second Phase 2 clinical trial of SYN-010, which was initiated in October 2015. As the patients completed the first Phase 2 clinical trial, they were eligible to immediately rollover into the second Phase 2 clinical trial (multi-center, open-label) of SYN-010 that evaluated the sustainability of the effect of one dose strength of SYN-010 (42 mg) on breath methane production in 54 breath methane-positive patients with IBS-C, as well as key clinical outcomes, including frequency of CSBM, abdominal pain and bloating.

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

Daily doses of SYN-010 were well-tolerated by IBS-C patients over the combined 12 weeks of the Phase 2a clinical trials (at least 8 weeks of SYN-010 42 mg). No serious adverse events were observed and there were no incidences of drug-related diarrhea.

DDW 2016 Presentation

In May 2016, we presented detailed data supporting previously reported supportive topline data from two Phase 2 clinical trials of two dose strengths of SYN-010 at DDW2016.

Clinical data from the 57 patients who completed Study 1 and 54 patients who completed Study 2 showed clinically meaningful improvements in measurable endpoints, including:

•	Data from Study 1 demonstrating that three times as many patients in the placebo group took rescue medication compared to patients on either the 21 mg or 42 mg dose strength of SYN-010.

•	Data from all patients who participated in both Study 1 and Study 2 and who were administered the 42 mg dose strength of SYN-010 for at least eight weeks demonstrated an inverse correlation (p=0.0259) between breath methane AUC and complete spontaneous bowel movements (CSBM). A similar inverse correlation (p=0.0028) was observed between breath methane AUC and spontaneous bowel movements (SBM).

•	Data demonstrating the 42 mg dose strength of SYN-010 had a similar overall drug response rate to comparable FDA approved and clinical stage therapies for the treatment of IBS-C with a significantly lower rate of diarrhea in study participants.

•	Data demonstrating clear improvements in abdominal pain, bloating and quality of life measures (IBS-SSS) in participants who were administered SYN-010.

Clinical Pharmacokinetic Study

In May 2016, we reported results from a separate completed randomized, open-label clinical study of healthy volunteers which evaluated the pharmacokinetic (PK) profile of the active ingredient of SYN-010. The PK data in healthy volunteers supported the modified-release profile of SYN-010, which is designed to avoid drug release in the stomach and deliver the antimethanogenic drug form, lovastatin lactone, into the lower small intestine and colon while reducing systemic exposure to the cholesterol-lowering lovastatin beta-hydroxyacid metabolite. Lovastatin lactone concentrations in stool samples from these healthy volunteers were equivalent to concentrations that caused 90% inhibition of methane production by stool samples from IBS-C patients in vitro. Consistent with the Phase 2a studies in IBS-C patients, data reported from this study demonstrate that the administration of SYN-010 21 mg and 42 mg did not result in adverse changes to the lipid profiles of study participants.

Recent Developments and Phase 3 Planning

On July 20, 2016, we participated in an End of Phase 2 meeting with the FDA. Following a review of data from the two Phase 2 clinical trials of SYN-010 conducted by us, a collaborative and positive discussion ensued with the FDA to determine the optimal pathway to advance SYN-010 into Phase 3 development. In accordance with guidance from the FDA, we plan to conduct a Phase 2b/3 adaptive design study for our first pivotal trial of SYN-010. In addition to IBS-C patients who present with high breath methane levels, further dose exploration will evaluate the potential efficacy of SYN-010 in IBS-C patients who may have low breath methane levels. We have submitted a study protocol design and corresponding statistical analysis plan to the FDA and are awaiting feedback on the protocol design from the FDA. The proposed Phase 2b/3 study design anticipates enrolling approximately 840 patients to be randomized in a 1:1:1 ratio to one of three treatment groups, including two different SYN-010 dose groups (21 mg and 42 mg) and a placebo group. Breath methane levels at screening will be used to ensure each treatment group has approximately the same ratio of high and low breath methane subjects. We anticipate initiating this clinical trial during the first quarter of 2017.

Anticipated Regulatory Strategy

We believe that we will be able to utilize the regulatory approval pathway provided in Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) for SYN-010. A New Drug Application (NDA) submitted under Section 505(b)(2), referred to as a 505(b)(2) NDA, contains full safety and efficacy reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We believe we can rely in part on the FDA’s previous findings of safety for Mevacor in published clinical data. We expect to rely on published clinical trials using Mevacor to provide support of efficacy.

Intellectual Property

The SYN-010 intellectual property portfolio includes approximately 60 issued U.S. and foreign patents, and approximately 20 U.S. and foreign patents pending.

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

Compared to the first generation oral enzyme candidate of P1A, we believe that the second generation candidate, SYN-004 (ribaxamase), will have activity against a broader spectrum of beta-lactam antibiotics, including both penicillins and certain cephalosporins. Due to the structural similarities between P1A and SYN-004 (ribaxamase), and based on previous discussions with the FDA, certain preclinical data collected on P1A was used in support of an IND application for our new product candidate, SYN-004 (ribaxamase). P1A was evaluated in four Phase 1 and one Phase 2 clinical trials conducted in Europe. In total, 112 patients and 143 healthy normal subjects participated in these studies.

Beta-lactamase enzymes have the ability to degrade beta-lactam antibiotics that may be excreted into the Gastro Intestinal tract (GI tract). P1A (the first generation candidate) showed acceptable safety and tolerability in a Phase 1 clinical trial. In addition, data from two Phase 2 clinical trials demonstrated that P1A had the ability to preserve GI microflora in hospitalized patients treated with IV ampicillin or the combination of piperacillin and tazobactam.

C. difficile

C. difficile is the leading type of hospital acquired infection and is frequently associated with IV beta-lactam antibiotic treatment. According to an article published in the New England Journal of Medicine (Leffler DA et al. N Engl J Med 2015; 372: 1539-1548), CDIs more than quadruple the cost of hospitalizations, increasing annual expenditures by approximately $1.5 billion in the U.S. CDI is a rising global hospital acquired infection (HAI) problem in which the toxins produced by C. difficile bacteria result in AAD, and in the most serious cases, pseudomembranous colitis (severe inflammation of the lower GI tract) that can lead to death. The CDC identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major, unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay, underlying illness, immune-compromising conditions including the administration of chemotherapy and advanced age. In addition, approximately 25% of patients experience a recurrence of CDI within one to three months.

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

According to IMS Health Incorporated, each year 24 million unique patients are administered some form of IV antibiotic in the U.S. which may contribute to the onset of CDI*. Additional data that we requisitioned suggests SYN-004’s (ribaxamase’s) significant target market is represented by the 117 million average days SYN-004 (ribaxamase) could be administered with target IV beta-lactam antibiotics to the 16.7 million hospitalized patients each year, which at a price point of $100 per day indicates a potential market size of approximately $12.0 billion. This estimate is based upon data that we requisitioned and derived from the following report: Arlington Medical Resources (AMR), a Decision Resources Group Company, 2014 Audits of Acute Care Hospital Antibiotic Utilization. Currently there are no approved treatments designed to protect the gut microbiome from the damaging effects of IV antibiotics. We believe SYN-004’s ability to degrade certain beta-lactam antibiotics will be consistent with, or more effective than results previously demonstrated by PIA, SYN-004’s predecessor, in Phase 1 and Phase 2 studies conducted by IPSAT. In previously reported clinical studies, SYN-004 (ribaxamase) demonstrated greater efficacy in degrading certain cephalosporins (ceftriaxone) compared to its predecessor, PIA. The worldwide market for SYN-004 (ribaxamase) could represent a multi-billion dollar opportunity for us.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: CDM Hospital database for full year 2012. IMS expressly reserves all rights, including rights of copying, distribution, and republication.

Phase 1a and 1b Clinical Trial Pharmacokinetic Data

In March 2015, we reported supportive pharmacokinetic data from our Phase 1a and 1b clinical trials, which suggests that SYN-004 (ribaxamase) may have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. In February 2015, we reported supportive topline results from our Phase 1b clinical trial of escalating doses of oral SYN-004 (ribaxamase), with no safety or tolerability issues reported at dose levels and dose regimens both meeting and exceeding those expected to be studied in upcoming clinical trials. The Phase 1a (40 participants) and 1b (24 participants) clinical trials of SYN-004 (ribaxamase) were initiated in December 2014.

First Phase 2a Clinical Trial Topline Results

In December 2015, we reported supportive topline results from our Phase 2a clinical trial of SYN-004 (ribaxamase), including data from ten ileostomized participants that demonstrated SYN-004 (ribaxamase) successfully degraded residual IV ceftriaxone in the chyme (digestive fluid in the small intestine) without affecting the intended level of ceftriaxone in the bloodstream. This Phase 2a clinical trial was initiated in March 2015 to evaluate the GI antibiotic-degrading effects and the safety of SYN-004 (ribaxamase).

Second Phase 2a Clinical Trial Topline Results

In June 2015, we initiated a second Phase 2a clinical trial of SYN-004 (ribaxamase) to evaluate the GI antibiotic-degrading ability and the safety of SYN-004 (ribaxamase), in the presence of the proton pump inhibitor (PPI), esomeprazole, in healthy participants with functioning ileostomies.

In May 2016, we reported supportive topline results from our second Phase 2a clinical trial of SYN-004 (ribaxamase), including data demonstrating the 150 mg dose of SYN-004 (ribaxamase), both alone and in the presence of the proton pump inhibiter (PPI), esomeprazole, degraded residual IV ceftriaxone to levels that were low or not detectable in the intestinal chyme (digestive fluid in the small intestine) of 14 healthy participants with functioning ileostomies. In addition, ceftriaxone plasma concentrations in study participants were very similar in the presence or absence of an oral PPI, suggesting limited drug-drug interactions with esomeprazole. The 150 mg dose strength of SYN-004 (ribaxamase) was well tolerated by all participants in this clinical trial.

Data from an additional study conducted in humanized pigs demonstrated that when administered with ceftriaxone, SYN-004 (ribaxamase) prevented ceftriaxone-remediated changes in the pig fecal microflora, protecting the microbiome from antibiotic-mediated damage when compared to pigs who only received ceftriaxone.

Phase 2b Clinical Trial Design / Phase 3 Planning

In September 2015, we initiated a randomized placebo-controlled Phase 2b proof-of-concept clinical trial intended to evaluate the ability of SYN-004 (ribaxamase) to prevent CDI, C. difficile associated diarrhea (CDAD) and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. A planned interim analysis was triggered and conducted following the enrollment of approximately 80% of the planned patients who also completed the follow-up period outlined in the study protocol.  In September 2016, and following a closed session with the independent Interim Analysis Committee (IAC) in which we remained blinded to the study data, a recommendation was given by the IAC to continue the study per protocol without modification, indicating that the study was adequately powered and should continue as planned. No safety issues were identified by the IAC during the interim analysis. Based upon the recommendation by the IAC, we completed enrollment in this trial with 413 patients exceeding the desired sample size of 372 patients. An exploratory endpoint will be to evaluate the ability of SYN-004 (ribaxamase) to limit disruption of the gut microbiome diversity, also known as dysbiosis. We expect announcing top-line results from our Phase 2b clinical trial during the first quarter of 2017. In 2017, we also plan to enter into strategic discussions with the CDC, hold an end of Phase 2 meeting with the FDA, and expect to initiate Phase 3 trial(s) towards the latter part of the year.

Recent Developments

In September 2016, we completed enrollment in our Phase 2b proof-of-concept clinical trial intended to evaluate the ability of SYN-004 (ribaxamase) to prevent CDI, C. difficile associated diarrhea (CDAD) and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone

On October 6, 2016, we announced the award of a government contract by the CDC’s Broad Agency Announcement (BAA) 2016-N-17812. The contract amount is up to $521,014. The award will support research conducted during our ongoing, randomized, placebo-controlled Phase 2b proof-of-concept clinical study of SYN-004 (ribaxamase) and the CDCs’ efforts to assess how selective pressure from IV antibiotics may lead to the emergence of antibiotic resistance in the gut microbiome. The funding will also support research to evaluate SYN-004’s (ribaxamase's) ability to reduce selective pressure associated with the emergence of antibiotic-resistant organisms in the gut microbiomes of patients enrolled in our Phase 2b clinical trial. We will examine DNA isolated from longitudinal samples obtained during the clinical trial and look for changes to the patient's gut resistome, specifically examining for alterations in the presence and/or abundance of antibiotic resistance genes.

SYN-007 — Prevention of CDI and AAD

Preclinical work is ongoing to determine the ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics. SYN-007 comprises a reformulated version of SYN-004 for use with oral beta-lactam antibiotics versus IV beta-lactam antibiotics.

SYN-006 — Prevention of CDI and AAD

The development of SYN-006 is in the discovery stage. SYN-006 is intended to be an oral prophylactic therapy designed to degrade IV carbapenem antibiotics (a third class of beta-lactam antibiotics) within the GI tract and maintain the natural balance of the gut microbiome for the prevention of CDI and AAD. While SYN-004 (ribaxamase) is intended to degrade penicillin and certain cephalosporins in the GI tract, the SYN-006 discovery program has the potential to expand the activity to a broader spectrum of IV beta-lactam antibiotics in the GI tract to include carbapenem antibiotics.

C. difficile: Intellectual Property

The SYN-004 (ribaxamase) intellectual property portfolio includes approximately 60 issued U.S. and foreign patents, and approximately 25 U.S. and foreign patents pending.

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

Intellectual Property

We have patents pending on compositions and uses of SYN-005 and we have two issued U.S. patent and five patents pending on other pertussis mAbs from UT Austin.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is in the preclinical development stage. SYN-020 is being developed as a modified-release oral dosage form of intestinal alkaline phosphatase (IAP). Published preclinical and clinical studies on IAP indicate that an oral IAP product may have efficacy in a broad range of significant therapeutic indications including celiac disease, inflammatory bowel disease, microbial dysbiosis and metabolic syndrome. We have identified cell systems in which IAP can be expressed and are pursuing manufacture of material for evaluation in selected preclinical disease models.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our 2015 Form 10-K.

Results of Operations

Three Months Ended September 30, 2016 and 2015

General and Administrative Expenses

General and administrative expenses increased by 30% to $2.1 million for the three months ended September 30, 2016, from $1.6 million for the three months ended September 30, 2015.  This increase is primarily the result of increased stock-based compensation, investor relations expenses and employee salaries and benefits costs offset by lower consulting and legal expenses. The charge related to stock-based compensation expense was $524,000 for the three months ended September 30, 2016, compared to $387,000 the three months ended September 30, 2015.

Research and Development Expenses

Research and development expenses decreased by 30% to $7.0 million for the three months ended September 30, 2016, from $10.0 million for the three months ended September 30, 2015. This decrease is primarily the result of charges related to our Exclusive Channel Collaboration (ECC) agreement with Intrexon that was entered into in August 2015. In 2015, we issued 937,500 shares of our common stock to Intrexon as payment of the technology access fee that resulted in a non-cash charge of $3.0 million for the three months ended September 30, 2015. Research and development expenses also include a charge related to non-cash stock-based compensation expense of $422,000 for the three months ended September 30, 2016, compared to $259,000 for the three months ended September 30, 2015.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended September 30, 2016 and 2015. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	September 30, 2016	September 30, 2015
SYN-004 (Ribaxamase)	$3,190	$2,754
SYN-010	1,181	1,454
SYN-005	33	99
Other therapeutic areas	15	300

Total direct costs	4,419	4,607
Total indirect costs	2,642	5,439

Total Research and Development	$7,061	$10,046

Other Income (Expense)

Other income was $0.7 million for the three months ended September 30, 2016, compared to other income of $4.1 million for the three months ended September 30, 2015. Other income for the three months ended September 30, 2016 is due to non-cash income of $0.7 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from the prior quarter. Non-cash income related to the decrease of fair value of warrants for the three months ended September 30, 2015 was $4.1 million.

Net Loss

Our net loss was $8.5 million, or $0.09 per basic and dilutive common share for the three months ended September 30, 2016, compared to a net loss of $7.5 million, or $0.08 per basic common share and $0.12 per dilutive common share for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

General and Administrative Expenses

General and administrative expenses increased to $6.6 million for the nine months ended September 30, 2016, from $5.5 million for the nine months ended September 30, 2015.  This increase of 20% is primarily the result of increased employee costs associated with the transition of the administrative and financial office to our Maryland headquarters, and an increase in stock-based compensation offset by lower consulting services and investor relations expense. The charge relating to stock-based compensation expense was $1.7 million for the nine months ended September 30, 2016, compared to $1.3 million for the nine months ended September 30, 2015.

Research and Development Expenses

Research and development expenses decreased to $22.4 million for the nine months ended September 30, 2016, from $24.0 million for the nine months ended September 30, 2015. This decrease of 7% is primarily the result of increased program costs associated with clinical development programs and research activities within our pathogen-specific microbiome-focused pipeline, including our C. difficile, IBS-C and Pertussis   programs offset by a decrease in manufacturing costs along with the milestone paid to Prev ABR in April 2015 and the ECC entered into with Intrexon in August 2015 that resulted in a non-cash charge of $3.0 million for the nine months ended September 30, 2015. Research and development expenses for the nine months ended September 30, 2015 included a $1.0 million expense for achieving the third milestone as set forth in the Asset Purchase Agreement with Prev ABR LLC, dated November 28, 2012. Prev ABR LLC exercised its option to receive the milestone payment in shares of our common stock that were issued in April 2015. In August 2015, we entered an ECC with Intrexon where we issued 937,500 shares of our common stock to Intrexon as payment of the technology access fee that resulted in a non-cash charge of $3.0 million. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $1,231,000 for the nine months ended September, 2016, compared to $757,000 for the nine months ended September 30, 2015.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the nine months ended September 30, 2016 and 2015. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	September 30, 2016	September 30, 2015
SYN-004 (Ribaxamase)	$8,453	$9,200
SYN-010	3,916	5,182
SYN-005	45	768
Other therapeutic areas	94	460

Total direct costs	12,508	15,610
Total indirect costs	9,872	8,438

Total Research and Development	$22,380	$24,048

Other Income (Expense)

Other income was $3.7 million for the nine months ended September 30, 2016, compared to other expense of $3.9 million for the nine months ended September 30, 2015. Other income for the nine months ended September 30, 2016 is primarily due to non-cash income of $3.7 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from the year ended December 31, 2015. Non-cash expense related to the change in the fair value of warrants for the nine months ended September 30, 2015 was $3.9 million.

Net Loss

Our net loss was $25.3 million, or $0.27 per basic and dilutive common share for the nine months ended September 30, 2016, compared to a net loss of $33.5 million, or $0.42 per basic and dilutive common share for the nine months ended September 30, 2015.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $169.7 million as of September 30, 2016. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received.

Our cash and cash equivalents totaled $4.5 million as of September 30, 2016, a decrease of $16.3 million from December 31, 2015. During the nine months ended September 30, 2016, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $25.3 million for the nine months ended September 30, 2016.

Our continued operations as currently planned will primarily depend on our ability to raise additional capital from various sources, including equity (the FBR Sales Agreement as well as other equity sources) and debt financings, as well as, license fees from potential corporate partners, joint ventures and grant funding. Although we have been awarded a contract by the CDC’s Broad Agency Announcement (BAA) 2016-N-17812, the amount of the award will not be sufficient to enable us to complete our clinical trials as planned and therefore we will be required to obtain additional capital. Such additional funds may not become available on acceptable terms or at all and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurance that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $169.7 million through September 30, 2016. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and discovery efforts.

On August 5, 2016, we entered into an At Market Issuance Sales Agreement with FBR Capital Markets & Co. (“the FBR Sales Agreement”), which enables us to offer and sell shares of our common stock with aggregate common stock sales of up to $40.0 million, from time to time through FBR Capital Markets & Co. as our sales agent. Sales of common stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. FBR Capital Markets & Co. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of our common stock sold on our behalf. From August 11, 2016 through September 30, 2016, we sold through the FBR Sales Agreement an aggregate of 380,265 shares of the Company's common stock, and received gross proceeds of approximately $650,000, before deducting issuance expenses. Subsequent to quarter end, we have sold approximately 520,000 shares of the Company’s common stock, and received gross proceeds of approximately $900,000.

Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term expected plans. Our notes to financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available.  We will be required to obtain additional funding in order to continue the development of our current product candidates and to continue to fund operations at the current cash expenditure levels, although we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement that we entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding in the next few months and otherwise in the future when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares (including through the FBR Sales Agreement, if we meet the conditions for sale thereunder) or debt and other sources. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2016, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our 2015 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2016, our cash and cash equivalents consisted primarily of money market securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” contained in our 2015 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2015 Form 10-K.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the nine months ended September 30, 2016, our operating activities used net cash of approximately $17.5 million and as of September 30, 2016 our cash and cash equivalents were $4.5 million. With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2016, our accumulated deficit totaled approximately $169.7 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive significant revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate and conduct clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. Based upon our business plans, we do not believe that our current cash, cash equivalents and short-term investments will be sufficient to sustain our operations as currently planned. Therefore, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms or in a timely manner, we will be unable to complete planned preclinical and clinical trials, in the periods anticipated, if at all, or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, if we do not raise additional capital in the next few months or otherwise in the future when needed we will be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

RISKS RELATING TO OUR STOCK

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE MKT.

Our common stock is listed on the NYSE MKT. The NYSE MKT’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE MKT. The NYSE MKT requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE MKT Exchange Company Guide. At September 30 2016, we had stockholders’ deficit of ($5,976,089). The NYSE MKT Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization exceeds $50.0 million and we have 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, there can be no assurance that the NYSE MKT will continue to list our common stock if we should fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE MKT. If we are delisted from the NYSE MKT then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our management team may invest or spend the proceeds of our prior offerings and future offerings in ways with which you may not agree or in ways which may not yield a significant return.

Our management will have broad discretion over the use of proceeds from our offerings. The net proceeds from our offerings, including sales made under the FBR Sales Agreement, will be used primarily for general corporate purposes, which may include, among other things, for clinical trials for our product candidates, paying general and administrative expenses and accounts payable, increasing our working capital, funding research and development and funding capital expenditures. We may also use a portion of the net proceeds for licensing or acquiring intellectual property to incorporate into our products and product candidates or our research and development programs and to in-license, acquire or invest in complementary businesses or products, although we have no commitments or agreements with respect to any such licenses, acquisitions or investments as of the date of this prospectus supplement. Our management will have considerable discretion in the application of the net proceeds, and investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock. The failure of our management to use funds effectively could have a material adverse effect on our business, cause the market price of our common stock to decline and impair the commercialization of our products and/or delay the development of our product candidates. Pending their use, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

The shares of common stock offered under the FBR Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Investors who purchase shares that are sold under the FBR Sales Agreement at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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
Date: November 1, 2016

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 1, 2016

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

