Form 10-Q
period 2017-06-30
Synthetic Biologics, Inc.
filed 2017-08-03
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of July 31, 2017, the registrant had 128,247,070 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2017 (“2016 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$13,376	$19,055
Prepaid expenses and other current assets	1,540	2,515
Total Current Assets	14,916	21,570

Property and equipment, net	800	905

Deposits and other assets	24	23

Total Assets	$15,740	$22,498

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,723	$1,993
Accrued expenses	1,750	2,627
Warrant liabilities	7,573	14,821
Accrued employee benefits	1,209	313
Deferred rent	75	3
Total Current Liabilities	12,330	19,757

Long term deferred rent	448	492

Total Liabilities	12,778	20,249

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized, 127,827,578 issued and 127,746,096 outstanding and 117,254,196 issued and 117,172,714 outstanding	128	117
Additional paid-in capital	183,837	175,762
Accumulated deficit	(179,135)	(172,034)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	4,830	3,845
Non-controlling interest	(1,868)	(1,596)
Total Stockholders' Equity	2,962	2,249

Total Liabilities and Stockholders' Equity	$15,740	$22,498

 See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Operating Costs and Expenses:
General and administrative	$1,644	$2,147	$3,734	$4,573
Research and development	4,831	7,164	10,891	15,319
Total Operating Costs and Expenses	6,475	9,311	14,625	19,892

Loss from Operations	(6,475)	(9,311)	(14,625)	(19,892)

Other Income:
Change in fair value of warrant liability	2,159	3,513	7,249	3,015
Interest income	1	34	3	35
Total Other Income	2,160	3,547	7,252	3,050

Net Loss	(4,315)	(5,764)	(7,373)	(16,842)

Net Loss Attributable to Non-controlling Interest	(60)	(82)	(272)	(315)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,255)	$(5,682)	$(7,101)	$(16,527)

Net Loss Per Share - Basic and Dilutive	$(0.03)	$(0.06)	$(0.06)	$(0.18)

Net Loss Per Share - Dilutive	$(0.03)	$(0.10)	$(0.06)	$(0.21)

Weighted average number of shares outstanding during the period - Basic	123,005,220	91,015,733	120,241,593	90,921,243

Weighted average number of shares outstanding during the period – Dilutive	123,005,220	93,930,540	120,241,593	92,651,215

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands except share and per share amounts)

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(7,373)	$(16,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,006	1,959
Change in fair value of warrant liabilities	(7,249)	(3,015)
Depreciation	116	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	975	3,745
Deposits and other assets	(1)	(11)
Accounts payable	(270)	143
Accrued expenses	(877)	1,543
Accrued employee benefits	896	897
Deferred rent	29	(10)
Net Cash Used In Operating Activities	(11,748)	(11,534)

Cash Flows From Investing Activity:
Purchases of property and equipment	(11)	(45)
Net Cash Used In Investing Activity	(11)	(45)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock for stock option exercises	166	810
Proceeds from "at the market" stock issuance	5,914	-
Net Cash Provided By Financing Activities	6,080	810

Net decrease in cash	(5,679)	(10,769)

Cash at beginning of period	19,055	20,818

Cash at end of period	$13,376	$10,049

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a late-stage clinical company developing therapeutics designed to preserve the microbiome to protect and restore the health of patients. The Company’s lead candidates poised for Phase 3 development are: (1) SYN-004 (ribaxamase) which is designed to protect the gut microbiome (gastrointestinal (GI) microflora) from the effects of certain commonly used intravenous (IV) antibiotics for the prevention of C. difficile infection (CDI), overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR), and (2)  SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). In collaboration with Intrexon Corporation (NYSE: XON), the Company is also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Form 10-K. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements and Developments

In May 2017, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, which requires a company to apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:  (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification.  The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period. The Company currently does not have any modifications to existing stock compensation agreements and will be able to calculate the impact of the ASU once modifications arise.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to clarify whether the following items should be categorized as operating, investing or financing activities in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. Accordingly, ASU No. 2016-015 is effective for public business entities for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate any impact from the adoption of this standard on its condensed consolidated financial statements.

In March 2016, the FASB, issued ASU, No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB’s Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company has adopted this standard beginning January 1, 2017. The adoption did not result in significant changes to the recognition and disclosure of stock-based compensation.

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

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses and as of June 30, 2017 the Company has an accumulated deficit of approximately $179.1 million. Since inception, the Company has financed its activities principally with proceeds from the issuance of equity securities.

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

At June 30, 2017, the Company had cash and cash equivalents of approximately $13.4 million. Based upon the Company’s current business plans, management does not believe that the Company’s current cash on hand will be sufficient to execute its near term plans. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that the Company entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding in the next few months and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. These factors raise doubt regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and cash equivalents include money market accounts of $0.2 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively, that are measured using Level 1 inputs.

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

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30, 2017	December 31, 2016
Clinical consulting services refund receivable	$612	$-
Prepaid conferences, travel and other expenses	382	295
Grant receivable	315	185
Prepaid insurance	185	358
Prepaid clinical research organizations	46	1,677

Total	$1,540	$2,515

Prepaid clinical research organizations expense is classified as a current asset. The Company makes payments to the clinical research organizations based on agreed upon terms that include payments in advance of study services. The Company anticipates that the majority of the prepaid clinical research organization expenses will be applied to research and development expenses during fiscal year 2017.

Property and equipment, net (in thousands)

	June 30, 2017	December 31, 2016
Computers and office equipment	$653	$641
Leasehold improvements	439	439
Software	11	11
	1,103	1,091
Less accumulated depreciation and amortization	(303)	(186)

Total	$800	$905

Accrued expenses (in thousands)

	June 30, 2017	December 31, 2016
Accrued clinical consulting services	$1,129	$2,211
Accrued manufacturing costs	368	14
Accrued vendor payments	249	400
Other accrued expenses	4	2

Total	$1,750	$2,627

Accrued employee benefits (in thousands)

	June 30, 2017	December 31, 2016
Accrued bonus expense	$842	$-
Accrued vacation expense	367	261
Other accrued employee benefits	-	52

Total	$1,209	$313

5. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 2,500,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, directors, other employees and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors, and should be equal to or greater than the fair market value of the Company’s common stock on the date the option was granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 Stock Plan could not exceed 250,000. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2017, there were 743,924 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 3,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, directors, other employees and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 3,000,000 to 6,000,000. On May 15, 2015, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 6,000,000 to 8,000,000. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 8,000,000 to 14,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors, and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. There is no limit on the number or the value of the shares with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period. Options become exercisable over various periods from the date of grant, and generally expire between five and ten years after the grant date. As of June 30, 2017, there were 10,654,187 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date; instead, the fair value of the stock-based payment is recognized ratably over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended June 30, 2017. The Black-Scholes assumptions used in the six months ended June 30, 2017 and 2016 are as follows:

	Six months ended June 30,
	2017	2016
Exercise price	$0.83 - $0.87	$1.08 - $2.66
Expected dividends	0%	0%
Expected volatility	90% - 92%	102% - 117%
Risk free interest rate	1.67% - 1.75%	1.40% - 1.57%
Expected life of option	4.2 - 4.3 years	7.0 years

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

During the six months ended June 30, 2017, the Company granted 543,927 options to employees having an approximate fair value of $308,000 based upon the Black-Scholes option pricing model. During the same period in 2016, the Company granted 560,000 options to employees having an approximate fair value of $962,000 based upon the Black-Scholes option pricing model.

A summary of stock option activities for the six months ended June 30, 2017, and for the year ended December 31, 2016, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance - December 31, 2015	8,941,930	$2.14	5.67 years	$2,900,000

Granted	3,861,425	0.98
Exercised	(445,334)	1.83		$137,488
Expired	(338,529)	1.96
Forfeited	(383,265)	2.26

Balance - December 31, 2016	11,636,227	1.77	5.49 years	$194,355

Granted	543,927	0.85
Exercised	(418,773)	0.40		$163,050
Expired	(271,866)	1.84
Forfeited	(91,404)	2.00

Balance - June 30, 2017 - outstanding	11,398,111	$1.77	5.46 years	$8,733

Balance - June 30, 2017 - exercisable	6,798,003	$2.06	4.78 years	$8,733

Grant date fair value of options granted - June 30, 2017		$308,000

Weighted average grant date fair value - June 30, 2017		$0.57

Grant date fair value of options granted - December 31, 2016		$3,091,000

Stock-based compensation expense included in general and administrative expenses and research and development expenses related to stock options issued to employees and consultants for the three months ended June 30, 2017 and 2016 was $870,000 and $907,000 respectively, and $2,006,000 and $1,959,000 for the six month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, total unrecognized stock-based compensation expense related to stock options was $4.6 million, which is expected to be expensed through February 2020.

6. Stock Purchase Warrants

On November 18, 2016, the Company completed a public offering of 25 million shares of common stock with accompanying warrants to purchase an aggregate of 50 million shares of common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $1.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $1.43 and the per share exercise price of the Series B warrants is $1.72, each subject to adjustment as specified in the Warrants. The Series A and Series B warrants may be exercised at any time on or after the date of issuance. The Series A warrants are exercisable until the four year anniversary of the issuance date. The Series B warrants are exercisable until December 31, 2017. The warrants include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $15.7 million, and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At June 30, 2017, the fair value of the warrant liability was $6.6 million, which resulted in non-cash income of $2.0 million and $6.1 million for the three and six months ended June 30, 2017, respectively. In accordance with U.S. GAAP, the warrants were valued on the date of grant using a Monte Carlo simulation. The assumptions used by the Company are summarized in the following table:

	Series A			Series B
	June 30, 2017	December 31, 2016	Issuance Date	June 30, 2017	December 31, 2016	Issuance Date
Closing stock price	$0.57	$0.76	$0.89	$0.57	$0.76	$0.89
Expected dividends	0%	0%	0%	0%	0%	0%
Expected volatility	95%	85%	85%	75%	90%	85%
Risk free interest rate	1.62%	1.67%	1.58%	1.14%	0.85%	0.81%
Expected life of warrant (years)	3.4	3.9	4.0	0.5	1.0	1.1

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s condensed consolidated statement of operations at each subsequent period. At June 30, 2017, the fair value of the warrant liability was $1.0 million, which resulted in non-cash income of $0.2 million and $1.1 million for the three and six months ended June 30, 2017, respectively. At June 30, 2016, the fair value of the warrant liability was $7.6 million, which resulted in non-cash income of $3.5 million and $3.0 million for the three and six months ended June 30, 2016, respectively.  In accordance with U.S. GAAP, the warrants were valued on the date of grant using the Black-Scholes valuation model which approximates the value derived using a Monte Carlo simulation. The assumptions used by the Company are summarized in the following table:

	June 30, 2017	December 31, 2016	Issuance Date
Closing stock price	$0.57	$0.76	$1.75
Expected dividends	0%	0%	0%
Expected volatility	0.90%	95%	95%
Risk free interest rate	1.43%	1.41%	1.39%
Expected life of warrant (years)	2.30	2.79	5.0

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2016	$14,821
Change in fair value of warrant liability	(7,249)
Balance at June 30, 2017	$7,573

On October 25, 2012, the Company entered into a Common Stock Purchase Agreement with certain accredited investors. As part of this agreement, the Company issued warrants to purchase 635,855 shares of common stock to the placement agent, or its permitted assigns. The warrants have an exercise price of $1.60 and a life of five years. The warrants vested immediately and expire on October 25, 2017. Since these warrants were granted as part of an equity raise, the Company has treated them as a direct offering cost. Warrants outstanding as of June 30, 2017 were 311,834.

A summary of warrant activity for the Company for the six months ended June 30, 2017 and for the year ended December 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2015	7,908,899	$1.79
Granted	50,000,000	1.58
Exercised	-	-
Forfeited	(567,257)	2.35
Balance at December 31, 2016	57,341,642	1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2017	57,341,642	$1.60

A summary of all outstanding and exercisable warrants as of June 30, 2017 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life (years)
$1.43	25,000,000	25,000,000	3.39
$1.60	311,834	311,834	0.32
$1.72	25,000,000	25,000,000	0.50
$1.75	7,029,808	7,029,808	2.28
$1.60	57,341,642	57,341,642	1.98

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2017 were 11,398,111 and 57,341,642, respectively, and for the three and six months ended June 30, 2016 were 8,613,413 and 829,091, respectively.

The following tables set forth the computation of diluted net loss per weighted average number of shares outstanding attributable to Synthetic Biologics, Inc. and Subsidiaries for the three and six months ended June, 2017 and 2016 (in thousands except share and per share amounts):

	Three months ended June 30, 2017			Six months ended June 30, 2017
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(4,255)	123,005,220	$(0.03)	$(7,101)	120,241,593	$(0.06)

Dilutive shares related to warrants	$-	-	$-	$-	-	$-

Net loss - Dilutive	$(4,255)	123,005,220	$(0.03)	$(7,101)	120,241,593	$(0.06)

	Three months ended June 30, 2016			Six months ended June 30, 2016
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(5,764)	91,015,733	$(0.06)	$(16,842)	90,921,243	$(0.18)

Change in fair value of warrant liability	$(3,513)	-	$-	$(3,015)	-	$-

Dilutive shares related to warrants	$-	2,914,807	$-	$-	1,729,974	$-

Net loss - Dilutive	$(9,277)	93,930,540	$(0.10)	$(19,857)	92,651,215	$(0.21)

8. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company and its subsidiaries on the face of the condensed consolidated statements of operations. The Company’s equity interest in SYN Biomics is 88.5% and the non-controlling stockholder’s interest is 11.5%. For the three and six months ended June 30, 2017, the accumulated net loss attributable to the non-controlling interest was $60,000 and $272,000, respectively.

9. FBR Sales Agreement

On August 5, 2016, the Company entered into the FBR Sales Agreement with FBR Capital Markets & Co., which enables the Company to offer and sell shares of the Company’s common stock with an aggregate sales price of up to $40.0 million from time to time through FBR Capital Markets & Co. as the Company’s sales agent. Sales of common stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, as amended. FBR Capital Markets & Co. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Company’s common stock sold on the Company’s behalf. For the three and six months ending June 30, 2017, the Company sold through the FBR Sales Agreement an aggregate of 9.8 million and 10.1 million shares of the Company’s common stock, and received net proceeds of approximately $5.6 million and $5.9 million, respectively, before deducting issuance expenses. Subsequent to quarter end, the Company has sold approximately 338,000 shares of the Company’s common stock, and received net proceeds of approximately $175,000.

10. Related Party Transactions

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center (“CSMC”) and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the six months ended June 30, 2017 and 2016, the Company did not pay Cedars-Sinai Medical Center for milestone payments related this license agreement.

11. Subsequent Events

The Company evaluated subsequent events through August 3, 2017 which is the date the condensed consolidated financial statements were issued. Other than the stock sales discussed in Note 9, no subsequent events were noted that required disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2017. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017.

Overview

We are a late-stage clinical stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients. Our lead candidates poised for Phase 3 development are: (1) SYN-004 (ribaxamase) which is designed to protect the gut microbiome from the effects of certain commonly used intravenous (IV) beta-lactam antibiotics for the prevention of C. difficile infection (CDI), overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR), and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). We are also developing preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis, and novel discovery stage biotherapeutics for the treatment of phenylketonuria (PKU).

Product Pipeline:

* Two Phase 2 studies completed. Planning a Phase 2b/3 pivotal trial
†Anticipated timing of launch contingent upon FDA approval

C- Cedars-Sinai Medical Center Collaboration

I-Intrexon Collaboration

T- The University of Texas at Austin Collaboration

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Status

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)	•	Reported supportive Phase 1a/1b data (1Q 2015)
		•	Initiated Phase 2b proof-of-concept clinical trial (3Q 2015)

		•	Reported supportive topline data from first Phase 2a clinical trial (4Q 2015)

		•	Reported supportive topline data from second Phase 2a clinical trial (2Q 2016)

		•	Received USAN approval of the generic name “ribaxamase” for SYN -004 (July 2016)

		•	Completed Enrollment of Phase 2b proof-of concept clinical trial (3Q 2016)

		•	Awarded contract by the Centers for Disease Control and Prevention (CDC) (4Q 2016)

		•	Announced positive topline data from Phase 2b proof-of-concept clinical trial, including achievement of primary endpoint of significantly reducing CDI (1Q 2017)

		•	Announced additional results from Phase 2b proof-of-concept clinical trial demonstrating SYN-004 (ribaxamase) protected and maintained the naturally occurring composition of gut microbes from antibiotic-mediated dysbiosis in treated patients (Q2 2017)

•

Announced additional results from Phase 2b proof-of-concept clinical trial funded by a contract awarded by the CDC, demonstrating that SYN-004 (ribaxamase) prevented significant change to the presence of certain AMR genes in the gut resistome of patients receiving SYN-004 compared to placebo (Q3 2017)

		•	Announced FDA granted Breakthrough Therapy Designation for the prevention of Clostridium difficile infection (CDI) (May 2017)

•

Submitted a request for a Type-B multidisciplinary meeting with the FDA to discuss the overarching, high-level drug development plan and pathway to marketing approval for SYN-004 (ribaxamase) (2H 2017)

		•	Plan to initiate Phase 3 clinical trial(s) (1H 2018)

Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)	•	Reported supportive topline data from two Phase 2 clinical trials (4Q 2015 & 1Q 2016)

		•	Received Type C meeting responses from U.S. Food and Drug Administration (FDA) regarding late-stage aspects of clinical pathway (2Q 2016)

		•	Presented detailed data supporting previously reported positive topline data from two Phase 2 clinical trials at Digestive Disease Week Conference 2016 (DDW) (May 2016)

		•	Held End of Phase 2 meeting with FDA (July 2016)

		•	Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (1Q 2017)

		•	Collaboration with Cedars-Sinai Medical Center

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)	•	Preclinical work ongoing to determine ability of SYN-007 to protect the gut microbiome and degrade oral beta-lactam antibiotics

Prevention and Treatment of pertussis	SYN-005 (monoclonal antibody therapies)	•	Reported supportive preclinical research findings (2014)
		•	The University of Texas at Austin (“UT Austin”) received a grant from the Bill and Melinda Gates Foundation to support a preclinical study to evaluate the prophylactic capability of SYN-005 (4Q 2015)
		•	Reported supportive preclinical data demonstrating SYN-005 provided protection from pertussis five weeks in neonatal non-human primate study (Q2 2017)
		•	Collaborations with Intrexon and UT Austin

Our Microbiome-Focused Pipeline

Our IBS-C and CDI programs are focused on protecting the healthy function of the gut microbiome, or gut flora, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. In total, we hold over 110 U.S. and foreign patents and have over 85 U.S. and foreign patents pending. Our plan remains focused on the advancement of our two late-stage clinical programs. We continue our pursuit of successful and viable opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

SYN-004 (ribaxamase) — Prevention of C. difficile infections (CDI) and antibiotic-associated diarrhea (AAD)

SYN-004 (ribaxamase) is an oral prophylactic therapy designed to degrade certain IV beta-lactam antibiotics within the gastrointestinal (GI) tract and maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antibiotic-resistant organisms. SYN-004 (ribaxamase) is a beta-lactamase enzyme which, when released in the proximal small intestine, can degrade beta-lactam antibiotics in the GI tract without altering systemic antibiotic levels. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics.

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, the leading healthcare-associated infection that generally occurs secondary to treatment with IV antibiotics from Prev ABR LLC. The acquired assets include a pre-Investigation New Drug (IND) package for P3A, Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and foreign patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, second generation oral beta-lactamase enzyme product candidate that we now refer to as SYN-004 or by its generic name “ribaxamase”.

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

On January 5, 2017, we announced positive topline data from our Phase 2b clinical trial demonstrating SYN-004 (ribaxamase) achieved its primary endpoint of significantly reducing CDI. Preliminary analysis of the data indicated seven confirmed cases of CDI in the placebo group compared to two cases in the SYN-004 (ribaxamase) treatment group. Patients receiving SYN-004 (ribaxamase) achieved a 71.4% relative risk reduction (p-value=0.045) in CDI rates compared to patients receiving placebo. Adverse events reported during this trial were comparable between treatment and placebo arms. Results from this trial also demonstrated that patients administered ribaxamase in conjunction with IV-ceftriaxone demonstrated comparable cure rates (approximately 99%) for the treatment of primary infection compared to the placebo group.

Preliminary analysis of the data demonstrated a significant reduction in new colonization by vancomycin-resistant enterococci (VRE) for patients receiving SYN-004 (ribaxamase) compared to placebo (p-value=0.0002). With agreement from the FDA, the study included a secondary endpoint to assess SYN-004’s (ribaxamase) capacity to decrease the incidence of antibiotic-associated diarrhea from all causes. Preliminary analysis of the data suggested a trend towards such a reduction (p-value=0.13), which was due, for the most part, to the reduction of CDI.

On April 7, 2017, we met with the CDC to share additional supportive results from several exploratory endpoints from our Phase 2b proof-of-concept clinical trial demonstrating SYN-004 (ribaxamase) successfully protected and preserved the naturally occurring composition of gut microbes in patients receiving SYN-004 (ribaxamase) from the dysbiotic effects of antibiotic-mediated intravenous ceftriaxone compared to placebo. Results indicate that patients who were administered SYN-004 (ribaxamase) in conjunction with IV ceftriaxone demonstrated significantly better maintenance of and recovery of the composition and diversity of the gut microbiome, compared to placebo. Patients receiving SYN-004 (ribaxamase) also demonstrated lower incidences of new colonization by opportunistic and potentially pathogenic microorganisms, such as VRE, compared to placebo.

We are in the process of further analyzing data from this clinical trial and expect to share results from additional exploratory endpoints as they become available later this year, including results focused on the ability of SYN-004 (ribaxamase) to prevent the emergence of antimicrobial resistance in the gut microbiome.

On May 11, 2017, we announced that the FDA granted a Breakthrough Therapy Designation (BTD) to SYN-004 (ribaxamase) for the prevention of Clostridium difficile infection (CDI). The Breakthrough Therapy Designation is based on data from the successful Phase 2b clinical trial of SYN-004 (ribaxamase), which met its primary endpoint of significantly reducing CDI. FDA Breakthrough Therapy Designation is intended to expedite development and review timelines when preliminary clinical evidence indicates that a drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies for serious or life-threatening diseases. Following BTD, we requested a Type-B multidisciplinary meeting with the FDA for a comprehensive discussion on the overarching, high-level drug development plan and pathway to marketing approval for SYN-004 (ribaxamase). If approved by the FDA, SYN-004 (ribaxamase) would be the first available drug designed to prevent Clostridium difficile infection by protecting the gut microbiome from antibiotic-mediated dysbiosis.

In 2017, we also plan to continue collaborative efforts with CDC to gain public health support for SYN-004 (ribaxamase), hold an end of Phase 2 meeting with the FDA, and expect to initiate Phase 3 trial(s) towards the first half of 2018 or later, subject to our successful pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

Under a contract funded by the Centers for Disease Control and Prevention (CDC), we have been examining the gut resistome (the content of the anti-microbial resistance genes of the gut microbiome) from the patients in our Phase 2b clinical study with ribaxamase. During this study, DNA extracted from 350 longitudinal fecal samples collected during the study were sequenced by whole genome shotgun sequencing. The DNA sequences were then interrogated against the Comprehensive Antimicrobial Resistant Database to determine the AMR genes present in the samples. A statistical analysis was then performed to compare the change in relative abundance of AMR genes of interest in the ribaxamase group vs. the placebo group. This analysis identified AMR genes that significantly changed from the screening sample to the post antibiotic samples. These changes included AMR genes that significantly increased and decreased following ceftriaxone treatment. There were approximately four-fold more genes that changed significantly in the placebo group as compared with the ribaxamase group. Among the genes that significantly increased in the placebo group are a family of five beta-lactamase genes which is consistent with the selective pressure from the ceftriaxone administered during the study. There were also several vancomycin resistance genes that increased in the placebo group which is consistent with the significant increase in colonization by vancomycin resistant enterococci seen in the placebo patients. The genes that decreased were mostly tetracycline and erythromycin resistance genes that are associated with normal gut flora. These data are consistent with ribaxamase degrading the ceftriaxone in the upper GI and thus relieving the selective pressure of the antibiotics on the gut microbiome.

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

Allowance of Key U.S. Patent

On June 27, 2017, we announced that the U.S. Patent and Trademark Office (USPTO) issued a Notice of Allowance for a patent which covers the use of the active agent of SYN-010, the Company’s proprietary, modified-release formulation of lovastatin lactone, for the treatment of constipation. Upon issuance, this patent will strengthen the intellectual property estate covering the use of SYN-010 for the treatment of IBS-C until at least 2034, affording the Company an extended term for commercialization.

Phase 3 Planning

On July 20, 2016, we participated in an End of Phase 2 meeting with the FDA. Following a review of data from the two Phase 2 clinical trials of SYN-010 conducted by us, a collaborative and positive discussion ensued with the FDA to determine the optimal pathway to advance SYN-010 into Phase 3 development. On January 18, 2017, and in accordance with guidance from the FDA, we confirmed our plan to conduct a Phase 2b/3 adaptive design study for our first pivotal trial intended to further evaluate the efficacy and safety of SYN-010. Which we plan to initiate subject to our successful pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

In accordance with collaborative discussions with the FDA, key components of the SYN-010 Phase 2b/3 adaptive pivotal trial will include:

•	A 12-week, multi-center, double-blind, placebo-controlled, adaptive design clinical trial;

•	A study population of approximately 840 adult subjects diagnosed with IBS-C;

•	Evaluation of efficacy and safety of two dose strengths of SYN-010 (21 mg and 42 mg) compared to placebo;

•	Conducted in approximately 150 clinical sites in North America;

•	Study subjects will be randomized in a 1:1:1 ratio, receiving either 21 mg of SYN-010, 42 mg of SYN-010, or placebo;

•	Enrollment will be open to all IBS-C patients; breath-methane will be measured at baseline to ensure a comparable ratio of high-to-low breath methane IBS-C patients in each treatment arm; and

•	An interim futility analysis may be conducted when approximately 50% of patients in each dosing arm have completed treatment.

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

SYN-007 — Prevention of CDI and AAD

Preclinical work is ongoing to determine the ability of SYN-007 to degrade oral beta-lactam antibiotics and protect the gut microbiome. SYN-007 comprises a reformulated version of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics versus IV beta-lactam antibiotics.

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

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have over 110 U.S. and foreign patents and over 85 U.S. and foreign patents pending. For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which, will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase). Also, U.S. Patent No. 9,192,618, which expires in at least 2023, includes claims that cover use of statins, including SYN-010, for the treatment of IBS-C. U.S. Patent No. 9,289,418, which expires in at least 2033, includes claims that cover the use of a variety of compounds, including the active agent of SYN-010, to treat constipation in certain screened patients. Most recently, the USPTO granted a Notice of Allowance, of U.S. Patent Application No. 14/776,465 which, upon issuance, covers the method of use of the active agent of SYN-010 for the treatment of constipation until at least 2034. Pending applications US 14/826,115 and various foreign equivalent applications, cover SYN-010 formulations and, if issued, are expected to have a term to at least 2035.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses decreased by 23% to $1.6 million for the three months ended June 30, 2017, from $2.1 million for the three months ended June 30, 2016. This decrease is primarily the result of higher salary expense and related benefits costs incurred in 2016 in connection with the transition of the administrative and financial office to our Maryland headquarters, along with a reduction of travel and legal expenses in 2017. The charge related to stock-based compensation expense was $539,000 for the three months ended June 30, 2017, compared to $507,000 the three months ended June 30, 2016.

Research and Development Expenses

Research and development expenses decreased by 33% to $4.8 million for the three months ended June 30, 2017, from $7.2 million for the three months ended June 30, 2016. This decrease is primarily the result of lower SYN-004 (ribaxamase) program costs. In addition, there were reductions in our other research and development activities, including our SYN-010 program, offset by an increase in indirect costs for medical affairs. The charge related to stock-based compensation expense was $331,000 for the three months ended June 30, 2017, compared to $400,000 for the three months ended June 30, 2016.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended June 30, 2017 and 2016. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	June 30, 2017	June 30, 2016
SYN-010	$520	$707
SYN-004 (ribaxamase)	500	2,783
SYN-005	6	-
Other therapeutic areas	-	57
Total direct costs	1,026	3,547
Total indirect costs	3,805	3,617

Total Research and Development Expenses	$4,831	$7,164

Other Income

Other income was $2.2 million for the three months ended June 30, 2017, compared to other income of $3.5 million for the three months ended June 30, 2016. Other income for the three months ended June 30, 2017 is due to non-cash income of $2.2 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from the prior quarter.

Net Loss

Our net loss was $4.3 million, or $0.03 per basic and dilutive common share for the three months ended June 30, 2017, compared to a net loss of $5.8 million, or $0.06 per basic common share and $0.10 per dilutive common share for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses decreased to $3.7 million for the six months ended June 30, 2017, from $4.6 million for the six months ended June 30, 2016.  This decrease of 18% is primarily the result of higher salary expense and related benefits costs incurred in 2016 in connection with the transition of the administrative and financial office to our Maryland headquarters, and a decrease in legal costs. The charge relating to stock-based compensation expense was $1.2 million for the six months ended June 30, 2017, compared to $1.1 million for the six months ended June 30, 2016.

Research and Development Expenses

Research and development expenses decreased to $10.9 million for the six months ended June 30, 2016, from $15.3 million for the six months ended June 30, 2016. This decrease of 29% is primarily the result of lower SYN-004 (ribaxamase) program costs. In addition, there were reductions in our other research and development activities, including our SYN-010 program, offset by an increase in indirect costs for medical affairs. Research and development expenses also include a charge relating to stock-based compensation expense of $769,000 for the six months ended June 30, 2017, compared to $809,000 for the six months ended June 30, 2016.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the six months ended June 30, 2017 and 2016. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	June 30, 2017	June 30, 2016
SYN-010	$2,370	$2,735
SYN-004 (ribaxamase)	1,132	5,264
SYN-005	21	11
Other therapeutic areas	(1)	79
Total direct costs	3,522	8,089
Total indirect costs	7,369	7,230

Total Research and Development Expenses	$10,891	$15,319

Other Income

Other income was $7.3 million for the six months ended June 30, 2017, compared to other expense of $3.0 million for the six months ended June 30, 2016. Other income for the six months ended June 30, 2017 is primarily due to non-cash income of $7.2 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from December 31, 2016.

Net Loss

Our net loss was $7.4 million, or $0.06 per basic and dilutive common share for the six months ended June 30, 2017, compared to a net loss of $16.8 million, or $0.18 per basic common share and $0.21 per dilutive common share for the six months ended June 30, 2016.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. To date, we have financed our operations primarily through public and private sales of our common stock, and we expect to continue to seek to obtain the required capital in a similar manner. We have incurred an accumulated deficit of $179.1 million as of June 30, 2017 and expect to continue to incur losses in the future. With the exception of the quarter ended June 30, 2010, we have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials and our research and discovery efforts.

Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term expected plans, including our planned Phase 2b/3 and Phase 3 clinical trials. Our notes to the condensed consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to achieve profitability on a sustained basis, if at all, obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received.

Our cash and cash equivalents totaled $13.4 million as of June 30, 2017, a decrease of $5.7 million from December 31, 2016. During the six months ended June 30, 2017, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $7.4 million for the six months ended June 30, 2017.

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

Current and Future Financing Needs

Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term expected plans.  Our notes to the condensed consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available.  In order to continue the development of our current product candidates as currently planned, including commencing our planned Phase 2b/3 and Phase 3 clinical trials, and to continue to fund operations at the current cash expenditure levels, we are required to obtain additional funding, although we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement that we entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. If we fail to obtain additional funding in the next few months we will be forced to delay the initiation of our planned clinical trials until such time as we obtain adequate financing and if we fail to obtain additional funding otherwise in the future when needed, we may not be able to execute our business plan as planned and we may be forced to cease certain development activities until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares (including through the FBR Sales Agreement, if we meet the conditions for sale thereunder) or debt and other sources. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. During the past several months our only source of funding was from the sale of our common stock through the FBR Sales Agreement. From August 11, 2016 through December 31, 2016, we sold through the FBR Sales Agreement an aggregate of 900,628 shares of our common stock, and received net proceeds of approximately $1,550,197. During the six months ended June 30, 2017, we sold through the FBR Sales Agreement an aggregate of 10.1 million shares of our common stock, and received net proceeds of approximately $5.9 million and subsequent to quarter end, we sold approximately 338,000 shares of our common stock, and received net proceeds of approximately $175,000. During the year ended December 31, 2016, our only source of funding was from the sale of our securities in our public offering of 25 million shares of common stock in combination with accompanying warrants to purchase an aggregate of 50,000,000 shares of the common stock for gross proceeds of $25,000,000 and sales of common stock through the FBR Sales Agreement. However, there can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the FBR Sales Agreement. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of our planned clinical trials until such time as we obtain adequate financing. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2017, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this report from those disclosed in our 2016 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2017, our cash and cash equivalents consisted primarily of money market securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three and six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2017, our operating activities used net cash of approximately $11.7 million and as of June 30, 2017 our cash and cash equivalents were $13.4 million. With the exception of the three months ended June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2017, our accumulated deficit totaled approximately $179.1 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive significant revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue research and development, initiate and conduct clinical trials and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future, we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing fees and grants. Based upon our business plans, we do not believe that our current cash, cash equivalents and short-term investments will be sufficient to sustain our operations as currently planned. Therefore, we will need to seek additional sources of funding, such as additional financing or grant funding, and additional financing may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms or in a timely manner, we will be unable to complete planned preclinical and clinical trials in the periods anticipated, if at all, or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, if we do not raise additional capital in the next few months or otherwise in the future when needed we will be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders.

RISKS RELATING TO OUR STOCK

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE American.

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Exchange Company Guide. At June 30, 2017, we had stockholders’ equity of $3.0 million. The NYSE American Exchange Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although the total value of our market capitalization today exceeds $50.0 million and we have more than 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders, our stock price is volatile and a decrease in the price of our stock could result in a market capitalization below $50.0 million. There can be no assurance that the NYSE American will continue to list our common stock if we should continue to fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE American . If we are delisted from the NYSE American then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

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
Date: August 3, 2017

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 3, 2017

EXHIBIT INDEX

10.1	Amendment to Employment Agreement, dated as of May 31, 2017, by and between Steven A. Shallcross and Synthetic Biologics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 2, 2017, File No. 001-12584)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*Filed herewith.

