Form 10-K
period 2018-12-31
Synthetic Biologics, Inc.
filed 2019-02-27
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s recently completed second quarter, was approximately $27.8 million based on $8.40, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of February 26, 2019, the registrant had 15,484,411 shares of common stock outstanding.

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

 On August 10, 2018, we effected a one for thirty five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Annual Report, reflect the Reverse Stock Split.

Item 1.	Business

Overview

We are a clinical-stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients. Our lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent microbiome damage, Clostridium difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). Our preclinical pursuits include SYN-020, an oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI disorders and systemic diseases as well as monoclonal antibody therapies for the prevention and treatment of pertussis.

Our Product Pipeline

AAD antibiotic associated diarrhea; aGVHD acute graft-vs-host disease; AMR antimicrobial resistance; CDI Clostridium difficile infection; CIC chronic idiopathic constipation; CPI checkpoint inhibitor autoimmune enteropathy; CRE carbapenem resistant enterococci; DR delayed release; Est. estimated; HCT hematopoietic cell transplant patients; IAP intestinal alkaline phosphatase; IBS-C irritable bowel syndrome with constipation; VRE vancomycin resistant enterococci.

*SYN-010 Phase 2b investigator-sponsored clinical study is being conducted by the Medically Associated Science and Technology (MAST) Program at Cedars-Sinai Medical Center.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR, and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)

•     Reached preliminary agreement with the FDA on key elements of a proposed Phase 3 clinical trial program, including de-coupled co-primary endpoints designed to evaluate efficacy separate from safety in a patient population being treated with a representative selection of IV-beta-lactam antibiotics (1H 2018))

•     End of Phase 2 meeting held with FDA to solidify remaining elements of planned Phase 3 clinical trial (3Q 2018)

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant patients

•     Plan to initiate clinical trial(s) (2H 2019), which may include a broad Phase 3 clinical trial (dependent upon funding or partnership opportunity) and/or Phase 1/2 clinical trial(s) in a specialty population leading to a subsequent Phase 3 clinical trial

Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)

•     Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (1Q 2017)

•     Entered into agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to evaluate SYN-010 dose response and inform Phase 3 clinical development (Q3 2018)

•     Commenced enrollment in the Phase 2b investigator-sponsored clinical study of SYN-010 conducted by CSMC (1Q 2019)

•     Anticipate topline data readout from investigator-sponsored Phase 2b clinical study in 2H 2019

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)

•     Identified P2A as a potent carbapenemase that is stable in the GI tract

•     Manufactured a formulated research lot for oral delivery (2017)

•     Demonstrated microbiome protection in a pig model of ertapenem administration (1Q 2018)

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

•     Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)

•     Identified basic Drug Supply manufacturing process and potential tablet formulation (2H 2017)

•     Identified potential clinical indications in areas of unmet medical need including, enterocolitis associated with radiation therapy for cancer and autoimmune enterocolitis associated with checkpoint inhibitor therapy for cancer (Q4 2018)

•     Ongoing preclinical efficacy studies

•     Anticipated IND filing (4Q 2019)

•     Plan to initiate Phase 1 clinical trial (1Q 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)

•     Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a non-human neonatal primate study (4Q 2017)

•     Collaborations with Intrexon and UT Austin

Our Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-010 clinical programs are focused on the gut microbiome, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. Our plan remains focused on the advancement of our two lead clinical programs. We continue to actively manage resources in preparation for the clinical advancement of our two lead microbiome-focused clinical programs, SYN-004 (ribaxamase) and SYN-010, as well as our preclinical program SYN-020, including our pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

SYN-004 (ribaxamase) — Prevention of antibiotic-mediated microbiome damage, C. difficile infections (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host disease (aGVHD) in allogeneic HCT recipients

SYN-004 (ribaxamase) is a proprietary oral capsule prophylactic therapy designed to degrade certain IV beta-lactam antibiotics excreted into the GI tract and thereby maintain the natural balance of the gut microbiome. Preventing beta-lactam damage to the gut microbiome has a range of potential therapeutic outcomes, including prevention of CDI, suppression of the overgrowth of pathogenic species (particularly antimicrobial-resistant organisms) and potentially reduce acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) patients. SYN-004 (ribaxamase) is a beta-lactamase enzyme intended to be administered as two-75 mg capsules which, when released in the proximal small intestine, can degrade beta-lactam antibiotics in the GI tract without altering systemic antibiotic levels. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics.

In November 2012, we acquired a series of oral beta-lactamase enzymes (P1A, P2A and P3A) and related assets targeting the prevention of CDI, a leading healthcare-associated infection that generally occurs secondary to treatment with IV antibiotics from Prev ABR LLC. The acquired assets include a pre-Investigational New Drug (IND) package for P3A, clinical data for European Phase 1 and Phase 2 clinical studies of P1A (112 patients and 143 healthy volunteers in total), manufacturing processes and data, and a portfolio of issued and pending U.S. and foreign patents intended to support an IND and Biologics License Application (BLA) with the FDA. Utilizing this portfolio of assets, we developed a proprietary, second generation oral beta-lactamase enzyme product candidate that we now refer to as SYN-004 or by its generic name “ribaxamase”.

Compared to the first-generation oral enzyme candidate P1A, the second-generation candidate, SYN-004 (ribaxamase; formerly P2A), degrades a broader spectrum of beta-lactam antibiotics in vitro, including both penicillins and certain cephalosporins. Due to the structural similarities between P1A and SYN-004 (ribaxamase), and based on previous discussions with the FDA, certain preclinical data collected on P1A was used in support of an IND application for our product candidate, SYN-004 (ribaxamase).

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

Limitations of Current Treatments and Market Opportunity

CDI is a widespread and often drug resistant infectious disease. According to a paper published in BMC Infectious Diseases (Desai K (2016) Epidemiological and economic burden of Clostridium difficile in the United States: estimates from a modeling approach. BMC Infect Dis 16: 303), it is estimated that approximately 606,000 patients are infected with C. difficile annually in the U.S., and it has been reported that approximately 44,500 deaths are attributable to CDI-associated complications each year. Controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of primary (incident) CDI.

According to IMS Health Incorporated*, in 2016, the potential addressable market for SYN-004 (ribaxamase) included approximately 227 million doses of intravenous Penicillin and Cephalosporin antibiotics which were administered in the United States and which may contribute to the onset of CDI. Additional data derived from IMS Health Incorporated states that in 2016, the worldwide market for SYN-004 (ribaxamase)-addressable intravenous beta-lactam antibiotics was approximately 7.5 billion doses, which may represent a multi-billion-dollar opportunity for us. Antimicrobial resistance (AMR) is a serious global threat and one which world leaders have begun to take action against. According to the European Society of Clinical Microbiology and Infections Disease (ECCMID), failure to address AMR could lead to a potential antibiotic Armageddon, resulting in 10 million deaths worldwide by 2050 and may cost as much as $100 trillion in worldwide economic output.

Phase 1a and 1b Clinical Trial Pharmacokinetic Data

In March 2015, we reported supportive pharmacokinetic data from our Phase 1a and 1b clinical trials, which suggested that SYN-004 (ribaxamase) should have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. In February 2015, we reported supportive topline results from our Phase 1b clinical trial of escalating doses of oral SYN-004 (ribaxamase), with no safety or tolerability issues reported at dose levels and dosing regimens that were equivalent to or exceeded those expected to be studied in subsequent clinical trials. The Phase 1a (40 participants) and 1b (24 participants) clinical trials of SYN-004 (ribaxamase) were initiated in December 2014.

First Phase 2a Clinical Trial Topline Results

In December 2015, we reported supportive topline results from our Phase 2a clinical trial of SYN-004 (ribaxamase), including data from ten participants with ileostomies administered IV ceftriaxone with and without oral SYN-004 (ribaxamase). This study demonstrated that SYN-004 (ribaxamase) successfully degraded ceftriaxone excreted into the chyme (digestive fluid in the small intestine) without affecting the levels of ceftriaxone in the bloodstream. This Phase 2a clinical trial was initiated in March 2015 to evaluate the GI antibiotic-degrading effects and the safety of SYN-004 (ribaxamase).

Second Phase 2a Clinical Trial Topline Results

In May 2016, we reported supportive topline results from our second Phase 2a clinical trial of SYN-004 (ribaxamase) in 14 healthy participants with functioning ileostomies administered IV ceftriaxone with and without oral SYN-004 (ribaxamase). This study demonstrated that the 150 mg dose of SYN-004 (ribaxamase), both alone and in the presence of the proton pump inhibitor (PPI), esomeprazole, degraded ceftriaxone excreted into the chyme (digestive fluid in the small intestine) resulting in ceftriaxone levels that were low or not-detectable. Ceftriaxone plasma concentrations in study participants were not altered by SYN-004 (ribaxamase) in the presence or absence of an oral PPI, suggesting limited drug-drug interactions. The 150 mg dose strength of SYN-004 (ribaxamase) was well tolerated by all participants in this clinical trial.

Phase 2b Proof of Concept Clinical Trial Design & Results

In September 2015, we initiated a multicenter, randomized, placebo-controlled Phase 2b proof-of-concept clinical study in 412 patients (206 per group).

On January 5, 2017, we announced positive topline data from our Phase 2b proof-of-concept clinical trial intended to evaluate the ability of SYN-004 (ribaxamase) to prevent CDI, CDAD and AAD in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. Results from this study demonstrated that SYN-004 (ribaxamase) achieved its primary endpoint of significantly reducing CDI. Preliminary analysis of the data indicated seven confirmed cases of CDI in the placebo group compared to two cases in the SYN-004 (ribaxamase) treatment group. Patients receiving SYN-004 (ribaxamase) achieved a 71.4% relative risk reduction (p-value=0.045) in CDI rates compared to patients receiving placebo. SYN-004 (ribaxamase) treated patients also demonstrated a significant reduction in new colonization by vancomycin-resistant enterococci (VRE) compared to placebo (p-value=0.002). The study also included a secondary endpoint assessing incidence of antibiotic-associated diarrhea (AAD), defined as diarrhea that was negative for C. difficile toxin. Analysis of the data suggested a trend towards such a reduction in the SYN-004 (ribaxamase) treatment group vs placebo (p-value=0.13), which was primarily due to the reduction of CDI. Results from this trial also demonstrated that patients administered ribaxamase in conjunction with IV-ceftriaxone demonstrated comparable cure rates (approximately 99%) for the treatment of primary infection compared to the placebo group. Results from this trial also demonstrated that the percentage of subjects reporting at least one treatment emergent adverse event (TEAE) was similar between SYN-004 (ribaxamase) and placebo treatment groups (40.8% vs 44.2%). Adverse events reported during this trial were comparable between treatment and placebo arms. Serious adverse events (SAEs) in the treatment arm, including fatal AEs which exceeded those in the placebo arm, were not considered drug-related by investigators at the clinical sites, or by an independent third-party, each of whom determined SAEs were attributable to disparities in the underlying health and comorbidities between the groups.

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

On April 7, 2017, we met with the CDC to share additional results from several exploratory endpoints from our Phase 2b proof-of-concept clinical trial demonstrating SYN-004 (ribaxamase) successfully protected and preserved the naturally occurring composition of gut microbes in patients receiving oral SYN-004 (ribaxamase) with IV ceftriaxone. These data indicated that patients who were administered SYN-004 (ribaxamase) in conjunction with IV ceftriaxone demonstrated significantly better maintenance of the composition and diversity of the gut microbiome, compared to patients who were administered placebo. Moreover, recovery of gut microbiome diversity after discontinuation of the IV ceftriaxone was greater (and more complete) in the SYN-004 (ribaxamase) treatment group relative to placebo. Patients receiving SYN-004 (ribaxamase) also demonstrated lower incidences of new colonization by opportunistic and potentially pathogenic microorganisms, such as VRE, compared to patients who received placebo. During a clinical conference which took place during the fourth quarter of 2017, we presented additional supportive results from several exploratory endpoints from our Phase 2b clinical trial which further evaluated SYN-004’s (ribaxamase) ability to protect the gut microbiome from opportunistic bacterial infections and prevent the emergence of antimicrobial resistance in the gut microbiome of SYN-004 (ribaxamase) treated patients, versus placebo.

On May 11, 2017, we announced that the FDA granted Breakthrough Therapy Designation (BTD) to SYN-004 (ribaxamase) for the prevention of CDI. On April 23, 2018, we announced that we had reached preliminary agreement with the FDA on key elements of a proposed clinical trial program for our planned Phase 3 clinical trial for ribaxamase. Following FDA’s review of additional data from our previously completed Phase 2b clinical trial, it was determined that the requirements for Breakthrough Therapy Designation were no longer met as a result of an imbalance in mortality between the SYN-004 (ribaxamase) and placebo treatment groups. While there were clear disparities in the underlying health and comorbidities between the SYN-004 (ribaxamase) and placebo patient population, the imbalance in mortality could not be fully evaluated due to the limited safety database, and the study’s method of statistical treatment of patients who did not complete the study for any reason. We subsequently reached agreement with the FDA on how each of these factors will be addressed in the Phase 3 trial by evaluating safety and efficacy endpoints as separate and decoupled endpoints. As a result, and with the consent of the FDA, we voluntarily withdrew the Breakthrough Therapy Designation for the SYN-004 (ribaxamase) program. The FDA stated in their official response to us that they remain committed to working with us on the development of the ribaxamase program, and the withdrawal of Breakthrough Therapy Designation will not affect interactions between us and them.

Future Planning and Anticipated Regulatory Strategy

On November 21, 2018, we announced results from our End-of-Phase 2 meeting with the FDA during which key elements of the Phase 3 clinical program were confirmed. Pursuant to the meeting, the FDA proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval of SYN-004 (ribaxamase) on the basis of a single Phase 3 clinical trial. The proposed SYN-004 (ribaxamase) Phase 3 clinical program will entail a single, global, event-driven clinical trial with a fixed maximum number of approximately 4,000 patients for total enrollment and will evaluate the potential efficacy and safety of ribaxamase in a broad patient population by enrolling patients with a variety of underlying infections treated with a range of IV beta-lactam antibiotics.

The primary efficacy endpoint of the Phase 3 clinical trial will be the reduction in the incidence of CDI at one month after the last drug dose in the SYN-004 (ribaxamase) treatment group versus placebo. We also confirmed that the FDA agreed to a separate co-primary safety endpoint of noninferiority in mortality rate between the SYN-004 (ribaxamase) treatment group versus placebo at 3 months post-randomization. The designation of efficacy and safety as separate and decoupled endpoints is critical for clinical studies of this nature, where the underlying population, regardless of treatment group, is projected to have a comparatively high incidence of safety events that may significantly dilute the smaller number of CDI events. We expect the clinical development costs to complete this trial to be in excess of $80 million and at this time and anticipate initiating the Phase 3 clinical program only after securing additional potential financing via a strategic partnership.

In parallel with clinical and regulatory efforts, we completed a Health Economics Outcomes Research study, which was conducted to generate key insights on how we can expect Health Care Practitioners, or HCPs, to evaluate patient access for ribaxamase while also providing a framework for potential reimbursement strategies. After evaluating findings from the study, and after extensive discussions with pharmaceutical companies, physicians, research institutions and clinical development groups worldwide, we believe that there is significant potential value in exploring the development of SYN-004 (ribaxamase) in a narrower patient population where the incidence of the disease endpoint is high and the clinical development may be less costly.

One potential narrow patient population for SYN-004 (ribaxamase) could be allogenic hematopoietic cell transplant (HCT) recipients, who have a very high risk of CDI, VRE colonization and potentially fatal bacteremia, and acute-graft-vs-host disease (aGVHD). Published literature has demonstrated a strong association between these adverse outcomes and microbiome damage caused by IV beta-lactam antibiotics in these patients. Approximately 80-90% of HCT recipients receive IV beta-lactam antibiotics to treat febrile neutropenia. Penicillins and cephalosporins are first-line therapies in the USA and EU, whereas carbapenems are first-line in China. Antibiotic-mediated damage to the gut microbiome is strongly associated with GVHD, bloodstream infections, VRE bacteremia, transplant relapse, and increased mortality in HCT recipients, raising concern over the spectrum of antibiotics used during HCT. CDI occurs in up to 31% of HCT patients and is associated with GVHD and increased mortality. aGVHD occurs in 40-60% of allogeneic HCT recipients and is recognized as a primary contributor to morbidity and mortality in this patient population. First-line treatments for aGVHD fail in more than 50% of patients and 2-year survival in patients with steroid refractory aGVHD is only 20%. At least one U.S. study found allogeneic HCT recipients who developed aGVHD had 3-times higher in-hospital mortality and almost 2-fold higher median hospital costs than patients who did not develop aGVHD. It has been reported that in-patient costs for allogeneic HCT in the USA range from $180,000-$300,000 depending on the disease severity. In 2014, all-cause costs for allogeneic HCT in the USA were greater than $600,000 per patient (up to 12 months post-transplant). VRE infection is a persistent problem in HCT patients and VRE colonization after HCT has been associated with decreased patient survival. Further examination and discussions with key opinion leaders (KOLs) who are experts in allogenic HCT are ongoing to evaluate a potential clinical development pathway forward for SYN-004 (ribaxamase) in such a narrow, specialty patient population.

Contingent on potential interest from prospective partners and/or appropriate funding, we may be able to initiate the Phase 3 clinical trial program in the second half of 2019. This study will evaluate SYN-004 (ribaxamase) safety and effects on CDI in a broad and diverse patient population. In parallel, discussions are ongoing to determine if further investigation in the form of a potential Phase 1/2 investigator-sponsored clinical trial(s) evaluating SYN-004 (ribaxamase) in a specialized patient population such as allogenic HCT patients may also and/or alternatively be pursued in 2H 2019. The initiation of a potential Phase 1/2 investigator-sponsored clinical study is contingent upon the successful identification of a research partner and subsequent institutional review board (IRB) approval. We are continuing to pursue potential partnering opportunities for our SYN-004 (ribaxamase) program both domestically and in China where there has been receptiveness to the idea that a clinical program in a specialized patient population could provide a more viable regulatory pathway towards marketing approval. If it is determined that the clinical advancement of SYN-004 (ribaxamase) is more favorable and significantly less costly in a specialized patient population, we may elect to prioritize and pursue this strategy in advance of conducting the larger, Phase 3 clinical program proposed by the FDA and which is dependent upon funding or a partnership opportunity. If approved by the FDA, SYN-004 (ribaxamase) would be the first available drug designed to prevent primary Clostridium difficile infection by protecting the gut microbiome from antibiotic-mediated dysbiosis.

SYN-010 — Treatment of Irritable Bowel Syndrome with Constipation (IBS-C)

SYN-010 is our proprietary, modified-release formulation of lovastatin lactone that is intended to reduce methane production by certain microorganisms (Methanobrevibacter smithii) in the gut while minimizing disruption to the microbiome. Methane produced by M. smithii is an underlying cause of pain, bloating and constipation associated with IBS-C, and published reports have associated higher intestinal methane production with increased constipation severity in IBS-C patients. SYN-010 is intended to act primarily in the intestinal lumen while avoiding systemic absorption, thereby targeting a major cause of IBS-C while minimizing potential unnecessary systemic effects. SYN-010 is anticipated to be a chronic, daily therapy and is intended to normalize bowel movements rather than simply reacting to the patient’s symptoms.

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

Limitations of Current Treatments and Market Opportunity

Currently, the FDA approved therapies for the treatment of IBS-C include prescription and over-the-counter laxatives, which provide patients with temporary symptomatic relief and often cause diarrhea, but are not designed to and do not treat the underlying cause of pain, bloating and constipation associated with IBS-C. Additionally, these same therapies may come with undesirable safety side-effect profiles, the most common of which is diarrhea. As a result, these therapies have struggled to find adoption in several key markets, including Europe. We believe this presents an important opportunity for SYN-010. Towards the end of 2017, we engaged outside consultants to evaluate the potential regulatory pathway towards EMA marketing approval. According to IMS Health Analytics, U.S. sales in 2016 for IBS-C and Chronic Idiopathic Constipation (CIC) therapeutics as well as OTC laxatives/products were approximately $2.5 billion.

Overview of our two Phase 2 Clinical Trials

In 2015 and 2016, we reported proof-of-concept data from our two SYN-010 Phase 2 clinical trials. The first trial was a randomized, double-blind, placebo-controlled, 4-week study comparing single daily oral doses of SYN-010 21 mg and 42 mg to placebo (Study 1). Patients who completed Study 1 were eligible to participate in a follow-on open-label extension study where all patients received single daily doses of SYN-010 42 mg for an additional 8 weeks (Study 2). The two Phase 2 SYN-010 clinical trials evaluated the change from baseline (Day 1 of Study 1) in breath methane, stool frequency and abdominal pain and bloating at the end of weeks 1, 4, 8 and 12 (Study 2 – Day 84) in patients diagnosed with IBS-C and with breath methane levels greater than 10 parts per million (ppm) at screening.

First Phase 2 Clinical Trial Results (4 Week Placebo-Controlled Acute Study)

In December 2015, we reported topline results from our first Phase 2 placebo-controlled, randomized clinical trial of SYN-010, including lowered breath methane and improved stool frequency in patients with IBS-C. This first Phase 2 clinical trial was initiated in June 2015 and enrolled 63 patients who were randomized using a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups (21 mg and 42 mg) and a placebo group. Patients received single oral doses of SYN-010 or a placebo each day for 28 days. The primary objective of this clinical trial was to evaluate the change from baseline in the area under the curve (AUC) of breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 as compared with a placebo. The trial’s secondary endpoints included improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. There were no serious adverse events observed.

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

Second Phase 2 Clinical Trial Results (8 Week Open-Label Extension Study)

In January 2016, we reported topline data from our second Phase 2 clinical trial of SYN-010, which was initiated in October 2015. As the patients completed the first Phase 2 clinical trial, they were eligible to immediately rollover into the second Phase 2 clinical trial (multi-center, open-label) of SYN-010 that evaluated the sustainability of the effect of one dose strength of SYN-010 (42 mg) on breath methane production in 54 breath methane-positive patients with IBS-C, as well as key clinical outcomes, including frequency of CSBM, abdominal pain and bloating.

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

Phase 3 Planning

On July 20, 2016, we participated in an End of Phase 2 meeting with the FDA. Following a review of data from the two Phase 2 clinical trials of SYN-010 conducted by us, a collaborative and positive discussion ensued with the FDA to determine the optimal pathway to advance SYN-010 into Phase 3 development. On January 18, 2017, and in accordance with guidance from the FDA, we confirmed our plan to conduct a Phase 2b/3 adaptive clinical study for our first pivotal trial intended to further evaluate the efficacy, safety and dose-response of SYN-010. Our plan to initiate the Phase 2b/3 adaptive design study is subject to our successful pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

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

Consistent with FDA written guidance, the primary objective for this study is to determine the efficacy of SYN-010, measured as an improvement from baseline in the percentage of overall weekly responders during the 12-week treatment period1 for SYN-010 21 mg and 42 mg daily doses compared to placebo. Secondary efficacy endpoints for both dose strengths of SYN-010 will measure changes from baseline in abdominal pain, bloating, bowel movement frequency and stool consistency. Exploratory outcomes include adequate relief and quality of life measures using the well-validated EQ-5D-5L and PAC-SYM patient questionnaires. We expect the clinical development costs to complete the Phase 2b/3 adaptive clinical trial as designed to be in excess of $80 million and at this time anticipate initiating the Phase 3 clinical program only after securing additional potential financing via a strategic partnership.

During the fourth quarter of 2017, we engaged outside regulatory consultants to evaluate what the potential regulatory pathway towards European Medicines Agency (EMA) marketing approval may entail.

Investigator-Sponsored Phase 2b clinical study

On September 5, 2018, we entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by us and CSMC (the “Study”).

The Study will further evaluate the efficacy and safety of SYN-010.. The data from this study will provide additional insights into potential SYN-010 clinical efficacy, including dose response and microbiome effects, ideally solidifying existing clinical outcomes data, and potentially simplifying and reducing costs for future Phase 3 clinical development. We believe the successful completion of this study will allow us to re-engage with prospective partners, both domestically and abroad, who found the results from our previously completed Phase 2a study compelling and have indicated their interest in reviewing a more robust clinical data set.

The Phase 2b study is being conducted out of the Medically Associated Science and Technology (MAST) Program at CSMC and is a 12-week, placebo-controlled, double-blind, randomized clinical trial to evaluate two dose strengths of oral SYN-010 21 mg and 42 mg in approximately 150 patients diagnosed with IBS-C.

The primary objective for the Study is to determine the efficacy of SYN-010, measured as an improvement from baseline in the weekly average number of complete spontaneous bowel movements (CSBMs) during the 12-week treatment period for SYN-010 21 mg and 42 mg daily doses relative to placebo. Secondary efficacy endpoints for both dose strengths of SYN-010 will measure changes from baseline in abdominal pain, bloating, stool frequency as well as the use of rescue medication relative to placebo. Exploratory outcomes include Adequate Relief and quality of life measures using the well-validated EQ-5D-5L and PAC-SYM patient questionnaires.

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

On January 3, 2019, we announced that the first two patients were enrolled in the Study. A topline data readout is anticipated during the second half of 2019.

Anticipated Regulatory Strategy

We believe that we will be able to utilize the regulatory approval pathway provided in Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) for SYN-010. A New Drug Application (NDA) submitted under Section 505(b)(2), referred to as a 505(b)(2) NDA, allows some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We believe we can rely in part on the FDA’s previous findings of safety for Mevacor (lovastatin) in published clinical data. We expect to rely on published clinical trials using Mevacor to provide support of efficacy.

Research Programs

Infectious disease outbreaks are increasing while intervention options are declining due to widespread multidrug-resistant bacteria, increasing numbers of immuno-compromised patients (e.g., the elderly and cancer patients) and the isolation of new pathogens.

SYN-007 — Prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR)

We are currently developing two pipeline products to expand the potential utility of our beta-lactamase strategy. The first product candidate, SYN-007, is a specially formulated version of SYN-004 (ribaxamase) designed to degrade orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-007 is formulated for release in the distal small intestine to allow systemic absorption of the oral antibiotic while still providing protection upstream of the colon and to the gut microbiome. SYN-007 is designed for patients who have been administered SYN-004 (ribaxamase) in combination with intravenous beta-lactam antibiotics and who are then transferred to an oral beta-lactam antibiotic, thereby extending gut microbiome protection from antibiotic-mediated dysbiosis. An additional indication of potential interest is the prevention of antibiotic-associated diarrhea in patients being treated with amoxicillin clavulanate. Data from a recent canine study completed during the second half of 2017 demonstrated that, when co-administered with oral amoxicillin, oral SYN-007 did not interfere with amoxicillin absorption and did demonstrate protection of the gut microbiome. The data from this canine study were presented during recent microbiome conferences in 2017 and 2018. Preclinical work in the canine model is ongoing to optimize the dose of SYN-007.

SYN-006 — Prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR)

The second pipeline product candidate, SYN-006, has the potential to further expand the utility of our SYN-004 (ribaxamase) program to a broader spectrum of IV beta-lactam antibiotics in the GI tract to include carbapenem antibiotics. Carbapenems are broad-spectrum beta-lactam antibiotics that have been shown to significantly damage the gut microbiome, incur a high risk for C. difficile infection, and enable GI overgrowth with multidrug resistant organisms. Carbapenems are frequently a last line of defense antibiotic, therefore the emergence and spread of carbapenem resistance presents an urgent threat. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). It is anticipated that, by protecting the gut microbiome from exposure to carbapenem antibiotics, SYN-006 may potentially diminish the spread of such resistance. At the ID Week 2017 conference, we presented a poster demonstrating SYN-006’s broad activity against four carbapenem antibiotics as well as efficacy in a canine model. The poster also showed data from a porcine model indicating that the carbapenem, ertapenem, potently damaged gut microbiomes and mediated expansion of antibiotic resistance genes in the GI tract. We have successfully formulated SYN-006 for oral delivery and evaluated it in a porcine efficacy model in conjunction with IV ertapenem. The data, presented at a clinical conference during the first quarter of 2018, demonstrated that SYN-006 did not interfere with serum levels of ertapenem and did diminish antibiotic-mediated dysbiosis. In addition to its potential ability to prevent IV carbapenem-mediated CDI and AMR, additional clinical indications for SYN-006 could include prevention of carbapenem-resistant enterococci (CRE) in cancer chemotherapy patients. Carbapenems are a first-line treatment for febrile neutropenia (FN) in hematologic cancer patients in China. Infection by CRE is a recognized and increasing health threat in China where the estimated CRE infection rate is between 10% and 20% in non-HCT chemotherapy patients and is associated with high mortality.

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

According to the Centers for Disease Control and Prevention (CDC), there were 24.1 million cases of whooping cough worldwide in 2014, and it is estimated that B. pertussis infection causes up to 160,700 deaths each year worldwide, primarily among unvaccinated children younger than 5 years of age.

Intrexon Collaboration and The University of Texas at Austin Agreement

In August 2012, we entered into a worldwide exclusive channel collaboration with Intrexon through which we intended to develop monoclonal antibody (mAb) therapies for the treatment of certain infectious diseases not adequately addressed by existing therapies. In December 2012, we initiated mAb development for the prevention and treatment of pertussis focusing on toxin neutralization. Unlike antibiotics, we are developing a mAb therapy to target and neutralize the pertussis toxin as a prophylaxis for high-risk newborns and in order to shorten the course, diminish the long-term complications, and reduce the mortality rate in infected infants.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

We are currently conducting preclinical studies intended to support a potential U.S. IND application for our SYN-020 program. SYN-020 is being developed as a modified-release oral dosage form of intestinal alkaline phosphatase (IAP). IAP is an endogenous enzyme expressed in the upper GI tract that functions as a broadly acting phosphatase that generally serves to maintain GI homeostasis and promote commensal microbiota. In animal models, IAP is anti-inflammatory, tightens the gut barrier to diminish “leaky gut,” and accelerates gut microbiome recovery from antibiotic-mediated dysbiosis. Published reports have demonstrated efficacy for several indications with oral IAP in many animal models including colitis, antibiotic-mediated dysbiosis, and metabolic syndrome as well as in a pilot human clinical trial with ulcerative colitis patients.

Despite its therapeutic potential, clinical application of an oral IAP product has been hindered by inefficient manufacturing with a high cost of goods. We have established manufacturing processes with the potential to yield product with a cost of goods which we believe to be suitable for commercialization. Recent advances include cell lines that express up to 3 grams/L along with a chromatographic downstream process and potential tablet formulations. We are currently optimizing these technologies and pursuing animal efficacy studies to identify potential future clinical indications. During 2Q 2018, we completed several preclinical animal studies that support the clinical utility of SYN-020 for multiple gastrointestinal disorders. We are currently evaluating and establishing strategies to advance IAP to and through clinical trials for several novel indications, including enterocolitis associated with radiation therapy for cancer and autoimmune enterocolitis associated with checkpoint inhibitor therapy for cancer, both of which are unmet medical needs and span a range of market sizes. Importantly, we believe that with a small capital commitment, we can successfully advance SYN-020 towards an anticipated IND application during Q4 2019 and commencing a Phase 1 clinical trial during Q1 2020.

SYN-200 — Treatment of Phenylketonuria (PKU)

In August 2015, we initiated the SYN-200 discovery program for development and commercialization of novel biotherapeutics for the treatment of patients with PKU pursuant to an exclusive channel collaboration with Intrexon.

On November 30, 2018, we received written notice from Intrexon stating that both parties had terminated by mutual agreement the Exclusive Channel Collaboration Agreement (ECC) executed by and between us and Intrexon on August 10, 2015 that governed a “channel collaboration” arrangement in which we intended to use Intrexon’s technology for the treatment of PKU, such termination to be effective immediately. The ECC had granted us a worldwide exclusive license to use the patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of biotherapeutic products for the treatment of PKU in humans by direct administration of a viral construct containing a gene to alter genetic expression of phenylalanine hydroxylase and/or administration of genetically modified bacteria that express an effector directed to the metabolic conversion of phenylalanine (the “Field”). The license was exclusive to both parties within the Field. As a result of the mutually agreed upon November 30, 2018 termination, each party retains its own respective confidential information and intellectual property and all licenses between the parties granted under the ECC are terminated.

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have over 110 U.S. and foreign patents and over 100 U.S. and foreign patents pending. The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase). The SYN-010 program is supported by IP that is exclusively licensed to (and, in some cases co-owned by) Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent No. 9,192,618, which expires in at least 2023, includes claims that cover use of statins, including SYN-010, for the treatment of IBS-C. U.S. Patent No. 9,289,418, which expires in at least 2033, includes claims that cover the use of a variety of compounds, including the active agent of SYN-010, to treat constipation in certain screened patients. U.S. Patent No. 9,744,208 covers methods of use of the active agent of SYN-010 for the treatment of constipation until at least 2034. U.S. Patent No. 9,956,292 includes claims related to composition of matter of anti-methanogenic compositions that find use in treating IBS-C until at least 2035.

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

Under the terms of the CSMC License Agreement we issued 9,569 unregistered shares of our common stock to CSMC, as payment of an initial license fee and patent reimbursement fees of $150,000 and $220,000, respectively. The parties also entered into a Stock Purchase Agreement with respect to such stock issuance and other issuances of unregistered shares of our common stock that may be issued to CSMC in lieu of cash, including license fees, milestone payments, expense reimbursements and option fees under the CSMC License Agreement. Commencing on the second anniversary of the CSMC License Agreement, SYN Biomics began paying an annual maintenance fee, which payment is creditable against annual royalty payments owed under the CSMC License Agreement. In addition to royalty payments which are a percentage (in the low single digits and are subject to reduction under certain circumstances) of Net Sales (as defined in the CSMC License Agreement) of Licensed Products (as defined in the CSMC License Agreement) and Licensed Technology products (as defined in the CSMC License Agreement), SYN Biomics is obligated to pay CSMC a percentage of any non-royalty sublicense revenues (ranging from 20% if prior to initiation of Phase 3 clinical trial to 15% if after initiation of a Phase 3 clinical trial). During the year ended December 31, 2016, SYN Biomics paid CSMC an aggregate of $350,000 in milestone payments and is obligated to pay CSMC additional consideration up to $3,500,000 upon the achievement of the following milestones (i) initiation of Phase 3 dosing for each additional indication of a Licensed Product or Licensed Technology Product; (ii) successful Phase 3 trial completion for each Licensed Product and each Licensed Technology Product; (iii) the FDA’s acceptance of a New Drug Application for each Licensed Product and each Licensed Technology Product; (iv) regulatory approval for each Licensed Product and each Licensed Technology Product; and (vi) the first commercial sale of each Licensed Product and each Licensed Technology Product. There were no milestone payments made during years ended December 31, 2018 and 2017.

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

On August 29, 2015, we, SYN Biomics and Dr. Pimentel entered into the Pimentel Amendment to the Pimentel Stock Purchase Agreement entered into on December 3, 2013, which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of our common stock. On August 29, 2015, Dr. Pimentel notified us of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 38,572 shares of our common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended and the exchange was effectuated on August 31, 2015. We filed a “resale” registration statement to register 5,715 of shares issued to Dr. Pimentel, which was declared effective by the SEC on October 15, 2015.

On September 5, 2018, we entered into an agreement with CSMC for CSMC to conduct an investigator-sponsored Phase 2 clinical study of SYN-010 to be co-funded by us and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010.

In consideration of the support provided by CSMC for the Study, we entered into a Stock Purchase Agreement with CSMC pursuant to which we : (i) issued to CSMC fifty thousand (50,000) shares of our common stock; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its SYN Biomics, Inc. owned by us, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock.

The Agreement also provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of our common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of our company at the time of each exchange all subject to approval of the NYSE American, LLC. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by us of our shares of SYN Biomics.

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

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. We paid the University a fixed fee for the first year of $303,287 and the second and third years of $316,438 and $328,758, respectively. The Sponsored Research Agreement was amended on October 22, 2015, to extend its termination date to January 15, 2017, on September 2, 2016 to extend the agreement until January 15, 2018; on August 22, 2017 to extend the agreement until January 17, 2019; and again on August 24, 2018 to extend the agreement until January 21, 2021; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Sponsored Research Agreement which remain uncured for 60 days after receipt of notice, automatically upon our bankruptcy or insolvency and by us in our sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days’ notice. Upon a termination after December 31, 2014 or due to a breach by the University, we shall only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have an issued U.S. patent and patents pending in the U.S. and internationally (e.g. Europe, China, Japan, Australia, and China) on compositions and uses of SYN-005 that are co-owned by UT and ourselves or licensed to us, and we have an issued U.S. patent and patent applications on other pertussis mAbs licensed from UT.

Oral Enzyme for C. difficile Program Acquisition Agreement

On November 8, 2012, we entered into an Asset Purchase Agreement (the “Prev Agreement”) with Prev ABR LLC (“Prev”), and subsequently closed the transaction on November 28, 2012. Pursuant to the Prev Agreement we acquired the C. difficile program assets of Prev, including pre-IND package for P3A (SYN-004), Phase 1 and Phase 2 clinical data for P1A, manufacturing processes and data, and a portfolio of issued and pending U.S. and international patents intended to support an IND and BLA with the FDA. Pursuant to the Prev Agreement, we paid Prev an initial cash payment of $100,000 upon execution of the Prev Agreement, at closing paid an additional cash payment of $135,000 and issued 17,858 unregistered shares of our common stock to Prev and issued Prev an aggregate of 18,724 shares of our common stock upon achievement of the first three milestones. In addition, upon the achievement of the milestones set forth below, Prev may be entitled to receive additional consideration up to $13 million payable 50% in cash and 50% in our stock, subject to Prev’s option to receive the entire payment in shares of our stock: (i) upon commencement of a Phase 3 clinical trial; (ii) upon Biologic License Application (BLA) filing in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (iii) upon BLA approval in the U.S. and upon approval in territories outside the U.S. No royalties are payable to Prev under the Prev Agreement.

The Prev Agreement also provided that Prev had a right to the return to it of all assets acquired by us under the Prev Agreement if certain clinical developments were not achieved, all of which were achieved and therefore Prev no longer has a right to the return of its assets.

Infectious Disease Collaboration with Intrexon Corporation

On August 6, 2012, we entered into an Exclusive Channel Collaboration (“ECC”) with Intrexon (the “Infectious Disease ECC”) that governs a “channel collaboration” arrangement in which we intend to use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of human recombinant monoclonal antibody therapies for the treatment of pertussis (the “Field’). Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of our products within the Field (“Synthetic Products”), and otherwise is non-exclusive. We may not sublicense the rights described without Intrexon’s written consent. Under the Infectious Disease ECC, and subject to certain exceptions, we are responsible for, among other things, the performance of the Program including the development, commercialization and manufacturing of products.

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

On October 16, 2012, we issued 101,492 shares of our common stock as consideration in connection with the Infectious Disease ECC and the related Stock Issuance Agreement with Intrexon that we entered into on August 6, 2012 (the “Second Stock Issuance Agreement”).

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

PKU Collaboration with Intrexon Corporation

On August 10, 2015, we expanded our relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “PKU ECC”) arrangement in which we intend to use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that we entered into in connection with the Channel Agreement, we paid Intrexon a technology access fee by the issuance of 26,786 shares of common stock, having a value equal to $3 million as of August 7, 2015.

Pursuant to the Second Amendment to Registration Rights Agreement, we filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the Securities and Exchange Commission (the “SEC”) on October 15, 2015.

On November 30, 2018, we received written notice from Intrexon stating that both parties had terminated by mutual agreement the PKU ECC executed by and between us and Intrexon on August 10, 2015 that governed a “channel collaboration” arrangement in which we intended to use Intrexon’s technology for the treatment of PKU, such termination to be effective immediately. The PKU ECC had granted us a worldwide exclusive license to use the patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of biotherapeutic products (a “Collaboration Product”) for the treatment of PKU in humans by direct administration of a viral construct containing a gene to alter genetic expression of phenyalanine hydroxylase and/or administration of genetically modified bacteria that express an effector directed to the metabolic conversion of phenyalanine (the “Field”). The license was exclusive to both parties within the Field. As a result of the mutually agreed upon November 30, 2018 termination, each party retains its own respective confidential information and intellectual property and all licenses between the parties granted under the PKU ECC are terminated.

Manufacturing

Our product candidates are biologics and small molecules that can be readily synthesized by processes that we have developed; however, our manufacturing for our clinical programs, including SYN-004, SYN-010 and SYN-020 may require long lead times. We do not own or operate manufacturing facilities for the production of our product candidates for preclinical and clinical quantities. We rely on third-party contract manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop.

Research and Development

During the years ended December 31, 2018 and 2017, we incurred approximately $11.8 million, $18.8 million, respectively, in research and development expenses.

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

Competitive Environment

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Assembly Biosciences, Inc., AzurRx, Inc., Da Volterra, Pfizer Inc., Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Sanofi S.A., Seres Therapeutics, Inc., and Summit Therapeutics plc. Companies that currently sell or are developing proprietary products for IBS-C include: Ardelyx, Inc., Allergan plc, Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Novartis International AG, Astellas Pharma, Mallinckrodt plc, Roche AG, Janssen Biotech, Inc., Pfizer, Inc. and Amgen, Inc.

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

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc. On August 10, 2018, we effected a one for thirty five reverse stock split of our authorized, issued and outstanding common stock.

Employees

As of February 26, 2019, we employed approximately 13 individuals, all of whom are full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing.

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

Investing in our securities involves a high degree of risk. In addition to the risks related to our business set forth in this Annual Report and the other information included in this Annual Report, you should carefully consider the risks described below before purchasing our securities. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2018, our operating activities used net cash of approximately $17.3 million and as of December 31, 2018 our cash and cash equivalents were $28.9 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2018, our accumulated deficit totaled approximately $219.5 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and in order to meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will not be sufficient to complete our planned Phase 3 clinical program for the prevention of CDI or pursue the prevention of aGVHD in allogeneic HCT recipients for SYN-004 beyond a potential Phase 1/2 investigator-sponsored clinical study, pursue SYN-010 beyond our ongoing Phase 2b investigator-sponsored clinical study, or pursue SYN-020 beyond our planned Phase 1 clinical trial. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Although we continued preparation for our clinical trials, our previously planned Phase 3 (SYN-004) and Phase 2b/3 (SYN-010) clinical trials have been delayed until such time as we obtain adequate financing. A failure otherwise to raise additional funds when needed in the future could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to continue to incur significant operating and capital expenditures.

Other than with respect to the three months ended December 31, 2017 and June 30, 2010, we have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We expect that the Phase 3 clinical program of SYN-004 (ribaxamase) and/or clinical development of SYN-004 (ribaxamase) for the prevention of aGVHD in allogeneic HCT recipients, and potential future Phase 3 clinical trials for SYN-010 will enroll a greater number of patients than our prior clinical trials and will be more costly than our prior clinical trials. In addition, we anticipate a need for additional employees as we undertake later stage clinical trials. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

•	continue to undertake preclinical development and late-stage clinical trials for our product candidates, including SYN-004 (ribaxamase), SYN-010 and SYN-020;

•	seek regulatory approvals for our product candidates;

•	develop our product candidates for commercialization;

•	implement additional internal systems and infrastructure;

•	license or acquire additional technologies;

•	lease additional or alternative office facilities;

•	Manufacture product for clinical trials; and

•	hire additional personnel, including members of our management team.

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

The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;

•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce materials for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

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

Our ability to generate revenue depends heavily on:

•	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;

•	demonstration in current and future clinical trials that our lead product candidates, SYN-010 for the treatment of IBS-C and SYN-004 (ribaxamase) for the prevention C. difficile infection, are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	successful manufacture and commercialization of our product candidates; and

•	market acceptance of our products.

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

The success of our business currently depends on our development, approval and commercialization of our lead product candidates, SYN-004 and SYN-010, which are our only two product candidates for which we have conducted clinical trials. Even though we are pursuing a registration pathway for each of these product candidates based on specific FDA input, there are many uncertainties known and unknown that may affect the outcome of future clinical trials. All of our product candidates, including SYN-004, SYN-010 and SYN-020, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Failure to obtain regulatory approvals of SYN-004 or SYN-010 in a timely manner would have a material adverse impact on our business. Even if we successfully develop SYN-004 or SYN-010 or other new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have an exclusive license agreement with CSMC relating to our IBS-C program. This agreement requires us or our sublicensee to use our best efforts to commercialize each of the technologies as well as meet certain diligence requirements and timelines in order to keep the license agreement in effect. In the event we or our sublicensee are not able to meet our diligence requirements, we may not be able to retain the rights granted under our agreement or renegotiate with our arrangement institution on reasonable terms, or at all. If the license were to terminate and we were to lose the right to commercialize our products, our business opportunity would be adversely affected. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our ECC agreement with Intrexon provides that Intrexon may terminate an agreement if we do not perform certain specified requirements, including developing therapies considered superior. Our agreement with UT Austin allows UT Austin to terminate its agreement if we fail to comply with the terms of the agreement. Our agreement with CSMC allows CSMC to terminate its agreement if we fail to comply with the terms of the agreement.

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

We will incur additional expenses in connection with our licenses and collaboration arrangements and our development of our product candidates.

Pursuant to our ECC agreement with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward. Our agreements with CSMC requires that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our corporate restructuring plan to reduce cost that was implemented in 2018, we have reduced our work force and expect in future years to require additional personnel to support our later stage research and development efforts. In addition, we have commenced or intend to commence manufacturing of SYN-004, SYN-010 and SYN-020 materials to support our planned preclinical and clinical studies which will require us to incur additional expenses.

Because our biologic programs are relatively new, we have only recently assumed development responsibility and costs associated with such programs. In addition, because development activities in our collaborations are sometimes determined pursuant to joint steering committees and we have limited product development experience, future development costs associated with these programs may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Assembly Biosciences, Inc., AzurRx, Inc., Da Volterra, Pfizer Inc., Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Sanofi S.A., Seres Therapeutics, Inc., and Summit Therapeutics plc. Companies that currently sell or are developing proprietary products for IBS-C include: Ardelyx, Inc., Allergan plc, Ironwood Pharmaceuticals, Inc., Synergy Pharmaceuticals Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Novartis International AG, Astellas Pharma, Mallinckrodt plc, Roche AG, Janssen Biotech, Inc., Pfizer, Inc. and Amgen, Inc. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our SYN-004, SYN-010, SYN-020, and SYN-005 products and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

We rely on suppliers for the substance raw materials of our product candidates and third parties for manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. To succeed, clinical trials require adequate supplies of study material, which may be difficult or uneconomical to procure or manufacture and there can be no assurance that we will successfully procure such study material or even if procured, that we can do so in quantities and in a timely manner to allow our clinical trials to proceed as planned. We and our suppliers and vendors may not be able to (i) produce our study material to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or manufacturer which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, SYN-004, SYN-010 and SYN-020, are established cGMP manufacturers. For all other therapeutic areas we have not yet established cGMP manufacturers for our biologic and drug candidates. We currently have only one manufacturer for each of our lead product candidates as well as our SYN-020 program. Although we believe additional manufacturers are available, if either of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of SYN-004, SYN-010 or SYN-020 could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Manufacturing considerations for SYN-004 (ribaxamase) and our other product candidates may include an expected several month lead time following a decision to commence any clinical trial(s) and capacity considerations of our third-party contract manufacturers to provide clinical supply of SYN-004 or our other product candidates could cause delays in clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in their clinical development, preclude approval of our product candidates or limit their commercial potential.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients. For example, the FDA could determine that SYN-004 has not demonstrated safety, that adverse events are drug related and require additional clinical trials and safety data, despite positive results from our SYN-004 Phase 2b clinical trial and the determination by clinical sites investigators and an independent third party that the adverse events that occurred in the group that received SYN-004 in our Phase 2b clinical trial were not drug related.

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

We plan to submit SYN-010 to the FDA for approval under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by, or for, the applicant and on which the applicant has not obtained a right of reference. The 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous findings of safety and effectiveness for the branded reference drug. For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) NDA.

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

We have in the past and expect to have in the future agreements with third-party contract research organizations (CROs), under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our SYN-004 and SYN-010 clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

As of February 26, 2019, we employed approximately 13 full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our corporate restructuring plan to reduce cost that was implemented in 2018, we have reduced our work force and expect in future years to require additional personnel to support our later stage research and development efforts. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of SYN-004, SYN-010, SYN-020 and our agreement with CSMC. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Our management will have broad discretion over the use of proceeds from our offerings. The net proceeds from our offerings, including our recent public offering and sales made under the FBR Sales Agreement that we entered into on August 5, 2016 with FBR Capital Markets & Co. now known as B. Riley FBR, Inc. (the “FBR Sales Agreement”), will be used primarily for general corporate purposes, which may include, among other things, for clinical trials for our product candidates, paying general and administrative expenses and accounts payable, increasing our working capital, funding research and development and funding capital expenditures and required milestone payments. We may also use a portion of the net proceeds for licensing or acquiring intellectual property to incorporate into our products and product candidates or our research and development programs and to in-license, acquire or invest in complementary businesses or products, although we have no commitments or agreements with respect to any such licenses, acquisitions or investments as of the date of this filing supplement. Our management will have considerable discretion in the application of the net proceeds, and investors will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase our operating results or enhance the value of our common stock. The failure of our management to use funds effectively could have a material adverse effect on our business, cause the market price of our common stock to decline and impair the commercialization of our products and/or delay the development of our product candidates. Pending their use, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by existing stockholders, thereby subjecting such stockholders to dilution. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In the event that we sell shares or other securities at prices below the exercise price of the warrants that we issued in our October 2018 offering, the price protection anti-dilution provisions of the warrant provide that the exercise price of the warrants sold in our October 2018 offering is to be reduced which may result in additional warrant exercises and additional dilution to stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders.

Holders of our warrants issued in our October 2014 offering, our November 2016 offering, and our October 2018 offering and our Series A Preferred Stock and our Series B Preferred Stock have no rights as common stockholders until they exercise their warrants or convert their Series A Preferred Stock or Series B Preferred Stock and acquire our common stock.

Until the holders of the warrants we issued in our October 2014 offering, our November 2016 offering and our October 2018 offering and the holders of our Series A Preferred Stock and Series B Preferred Stock acquire shares of our common stock by exercising their warrants or converting their Series A Preferred Stock or Series B Preferred Stock, respectively, the holders have no rights as a stockholder with respect to the shares of common stock underlying their securities. Upon exercise of the warrants or conversion of the Series A Preferred Stock or Series B Preferred Stock, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Because there is no established public trading market for the October 2014, November 2016 or October 2018 warrants or the Series A Preferred Stock and Series B Preferred Stock we issued, the liquidity of each such security is limited. We do not expect a market to develop, nor do we intend to apply to list the warrants or the Series A Preferred Stock or the Series B Preferred Stock on any securities exchange. Upon exercise of the warrants and conversion of the Series A Preferred Stock and Series B Preferred Stock, our stockholders will experience dilution.

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

The warrants are a risky investment. Holders of our warrants may not be able to recover the investment in the warrants, and the warrants may expire worthless.

Whether the outstanding warrants will have any value will depend on the market conditions for, and the price of, our common stock, which conditions will depend on factors related and unrelated to the success of our clinical development program, and cannot be predicted at this time.

If our common stock price does not increase to an amount sufficiently above the exercise prices of the warrants during the periods the warrants are exercisable, holders of warrants will be unable to recover any of their investment in the warrants. In fact, the warrants issued in November 2016 that had an exercise price of $60.20 expired unexercised because their exercise price was above the common stock trading price. There can be no assurance that any of the factors that could impact the trading price of our common stock will result in the trading price increasing to an amount that will exceed the exercise price or the price required for holders of warrants to achieve a positive return on their investment in the warrants.

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

The issuance of shares of common stock upon conversion of the Series A Preferred Stock and/or Series B Preferred Stock would reduce the relative voting power of holders of our common stock, would dilute the ownership of such holders and may adversely affect the market price of our common stock. In addition, if CSMC were to exchange its shares of common stock in SYN Biomics for shares of our common stock, the relative voting power of holders of our common stock would be reduced, the ownership of such holders would be diluted and the market price of our common stock may be adversely affected.

The conversion of the Series A Preferred Stock and/or Series B Preferred Stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A Preferred Stock and/or Series B Preferred Stock could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The agreement with CSMC provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of our common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of our company at the time of each exchange all subject to approval of the NYSE American, LLC. The exchange of such shares could, depending on the value of SYN Biomics result in a significant number of shares of our common stock being issued to CSMC and dilution to holders of our common stock, and any sales in the public market of the common stock issuable upon such exchange could adversely affect prevailing market prices of our common stock.

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

Upon our liquidation, dissolution or winding up, the holders of the Series A Preferred Stock will be entitled to receive out of our assets, in preference to the holders of the common stock and any junior preferred stock (including the Series B Preferred stock issued in October 2018), an amount per share equal to the greater of (i) the sum of the Accreted Value (as defined in the Certificate of Designation) plus an amount equal to all accrued or declared and unpaid dividends on the Series A Preferred Stock that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, upon consummation of a specified change of control transaction, each holder of Series A Preferred Stock will be entitled to have us redeem the Series A Preferred Stock at a price specified in the Certificate of Designation. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Series A Preferred Stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. The holders of Series A Preferred Stock also have a preferential right to receive cumulative dividends on the Accreted Value of each share of Series A Preferred Stock at an initial rate of 2% per annum, compounded quarterly.

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

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to execute our business plan;

•	operating results below expectations;

•	announcements concerning product development results, including clinical trial results, or intellectual property rights of others;

•	litigation or public concern about the safety of our potential products;

•	our issuance of additional securities, including debt or equity or a combination thereof, necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	economic and other external factors affecting U.S. or Global equity markets;

•	period-to-period fluctuations in our financial results; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We cannot assure you that the common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders equity listing requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide. At June 30, 2018, we had stockholders’ deficit of $8.4 million. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although we have more than 1,100,000 shares publicly held and 400 round lot shareholders, our stock price is volatile and, during the first two quarters of 2018, the price of our common stock experienced a sustained decrease resulting in a period where our market capitalization fell below $50.0 million. Our market capitalization is currently below $50.0 million.

If our common stock falls below $0.20 per share on a 30-trading-day average it will become subject to the continued listing evaluation and follow-up procedures set forth in Section 1009 of the NYSE American Company Guide which could, among other things, result in initiation of immediate delisting procedures. In the event that we were to fail to meet the requirements of NYSE American per share price requirement or stockholders equity requirement and we could not timely cure such deficiency, our listing could become subject to NYSE American continued listing evaluation and follow-up procedures, which could result in delisting procedures. Based on the low stock price on July 28, 2018, our Board of Directors approved a one-for-thirty-five proportionate reverse stock split of our authorized number of shares of common stock and our outstanding number of shares of common stock that we effected on August 10, 2018. However, there can be no assurance that the reverse stock split will result in a sustained higher stock price that will allow us to meet the NYSE American stock price listing requirements or that the reverse stock split will not inhibit our ability to seek equity financing as a remedy to regain compliance with NYSE American stockholders’ equity requirements.

On March 7, 2018, we announced that we received written communication from the NYSE American stating we were no longer in compliance with certain continued listing standards as set forth in the NYSE American Company Guide. Specifically, based on our annual report on Form 10-K for the year ended December 31, 2017, and filed with the SEC on February 22, 2018, we were below compliance with Part 10, Section 1003(iii) of the NYSE American Company Guide since we reported a stockholders’ deficit of $1.5 million and net losses in five of our most recent fiscal years as of December 31, 2017. On April 3, 2018, we submitted a plan of compliance to the NYSE American outlining our plan to regain compliance with certain continued listing standards as set forth in Part 10, Section 1003(iii) of the NYSE American Company Guide by September 2, 2018, the conclusion of the compliance plan period. There can be no assurance that we can regain compliance with the listing standards of the NYSE American, or that the NYSE American will continue to list our common stock if we regain compliance, or if we continue to fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. If our common stock is delisted from the NYSE American due to our failure to regain compliance with the listing standards by the end of the compliance period or for any other reason, and the market value of our shares of common stock held by non-affiliates remains below $15 million, we will likely no longer be eligible to sell common stock pursuant to the B. Riley FBR Sales Agreement or otherwise utilize our shelf registration statement. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. On May 18, 2018 we received notification from the NYSE American that NYSE Regulation has reviewed our plan of compliance and determined to accept the plan and grant a plan period through September 2, 2019. NYSE Regulation staff will review our company periodically for compliance with the initiatives outlined in the plan. If we are not in compliance with the continued listing standards by September 2, 2019 or if we do not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceeding as appropriate.

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

We do not intend to pay dividends in the foreseeable future on our common stock.

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

Market Information

Our common stock has traded on the NYSE American under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The last price of our common stock as reported on the NYSE American on February 26, 2019 was $0.67 per share.

Dividend Policy

We have never paid or declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends on our common stock in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

The Series A Preferred Stock ranks senior to the shares of our common stock and shares of our Series B Preferred Stock with respect to dividend rights and holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Convertible Preferred Stock.

Holders

As of February 26, 2019, we had approximately 344 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Stock Performance Graph

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Equity Compensation Plan Information

See Item 12 under the heading “Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2018 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Subsequent to the year end, we issued 50,000 shares of our common stock to CSMC in accordance with the terms of the Stock Purchase Agreement that we entered into with CSMC in 2018.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2018.

Item 6.	Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2018 and 2017 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a clinical-stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients. Our lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent microbiome damage, Clostridium difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C), and. Our preclinical pursuits include SYN-020, an oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases as well as monoclonal antibody therapies for the prevention and treatment of pertussis.

Product Pipeline:

AAD antibiotic associated diarrhea; aGVHD acute graft-vs-host disease; AMR antimicrobial resistance; CDI Clostridium difficile infection; CIC chronic idiopathic constipation; CPI checkpoint inhibitor autoimmune enteropathy; CRE carbapenem resistant enterococci; DR delayed release; Est. estimated; HCT hematopoietic cell transplant patients; IAP intestinal alkaline phosphatase; IBS-C irritable bowel syndrome with constipation; VRE vancomycin resistant enterococci.

*SYN-010 Phase 2b investigator-sponsored clinical study is being conducted by the Medically Associated Science and Technology (MAST) Program at Cedars-Sinai Medical Center.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)

•      Reached preliminary agreement with the FDA on key elements of a proposed Phase 3 clinical trial program, including de-coupled co-primary endpoints designed to evaluate efficacy separate from safety in a patient population being treated with a representative selection of IV-beta-lactam antibiotics (1H 2018))

•      End of Phase 2 meeting held with FDA to solidify remaining elements of planned Phase 3 clinical trial (3Q 2018)

•      Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (4Q 2018)

•      Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant patients

•      Plan to initiate clinical trial(s) (2H 2019), which may include a broad Phase 3 clinical trial (dependent upon funding or partnership opportunity) and/or Phase 1/2 clinical trial(s) in a specialty population leading to a subsequent Phase 3 clinical trial

Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)

•      Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (1Q 2017)

•      Entered into agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to evaluate SYN-010 dose response and inform Phase 3 clinical development (Q3 2018)

•      Commenced enrollment in the Phase 2b investigator-sponsored clinical study of SYN-010 conducted by CSMC (1Q 2019)

•      Anticipate topline data readout from investigator-sponsored Phase 2b clinical study in 2H 2019

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)

•      Identified P2A as a potent carbapenemase that is stable in the GI tract

•      Manufactured a formulated research lot for oral delivery (2017)

•      Demonstrated microbiome protection in a pig model of ertapenem administration (1Q 2018)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)

•      Preclinical work ongoing to expand the utility of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics

•      Presented supportive data from canine animal model at the Microbiome World Congress, America (4Q 2017)

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

•      Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)

•      Identified basic DS manufacturing process and potential tablet formulation (2H 2017)

•      Identified potential clinical indications in areas of unmet medical need including, enterocolitis associated with radiation therapy for cancer and autoimmune enterocolitis associated with checkpoint inhibitor therapy for cancer (Q4 2018)

•      Ongoing preclinical efficacy studies

•      Anticipated IND filing (4Q 2019)

•      Plan to initiate Phase 1 clinical trial (1Q 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)

•      Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a non-human neonatal primate study (4Q 2017)

•      Collaborations with Intrexon and UT Austin

Financial Developments

Public Offering

On October 15, 2018, we closed our underwritten public offering (the “Offering”) pursuant to which we received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by us and sold an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of Common Stock, and one five-year warrant to purchase one share of common stock at an exercise price of $1.38 per share (the “October 2018 Warrants”), with each Class A Unit offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 October 2018 Warrants. A.G.P./Alliance Global Partners (the “Underwriters”) acted as sole book-running manager for the Offering. In addition, pursuant to the Underwriting Agreement that we entered into with the Underwriters on October 10, 2018, we granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional October 2018 Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from us additional October 2018 Warrants to purchase 1,807,826 shares of Common Stock. The Units were offered by us pursuant to a registration statement on Form S-1 (File No. 333-227400), as amended, filed with the SEC, which was declared effective by the SEC on October 10, 2018. As of December 31, 2018, 6,562 shares of Series B Preferred Stock have been converted to common stock.

In connection with the issuance of the Series B Convertible Preferred Stock in 2018 and the Series A Convertible Preferred Stock in 2017, we recognized non-cash deemed dividends of $9.2 million and $6.9 million respectively, for the beneficial conversion feature resulting from the intrinsic value of the Series B and Series A conversion options as of the issuance date.

FBR Sales Agreement

For the year ended December 31, 2018, the we sold through the FBR Sales Agreement an aggregate of 3.5 million shares of the our common stock and received net proceeds of approximately $12.2 million before deducting issuance expenses.

Reverse Stock Split

On August 10, 2018, we effected a reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock at a ratio of one (1) share of common stock for every thirty-five (35) shares of common stock. Our common stock began trading on a split-adjusted basis on the NYSE American when the market opened on August 13, 2018. All share and per share data in this Annual Report reflects the Reverse Stock Split.

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

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of grant based on historical volatility. We estimate the expected life of our stock options using the weighted average life between the dates that options become fully vested and the maximum life of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest over the service period.

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, is recorded as a derivative liability under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of warrant liability.”

The fair value of warrants deemed to be derivative instruments is determined using Monte Carlo simulations using varying assumptions regarding volatility of our common share price, remaining life of the warrant and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants as Level 3 per ASC 820, Fair Value Measurement (Topic 820).

Revenue Recognition

We record revenue as we transfer control of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received.

Grants

Grants received from research collaboration agreements with third parties are recognized as a reduction in the related research and development expense in the Consolidated Statements of Operations.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2018 and 2017 we have accrued CRO expenses of $0.7 million that are included in accrued expenses. We have prepaid CRO costs of $46,000 as of December 31, 2017 and we did not have prepaid CRO costs in 2018.

Results of Operations

Years Ended December 31, 2018 and 2017

General and Administrative Expenses

General and administrative expenses decreased to $5.7 million for the year ended December 31, 2018, from $7.5 million for the year ended December 31, 2017. This decrease of 24% is due to the decreased stock-based compensation expense related to forfeitures and share price, along with the reduction of salary, travel and consulting expense, offset by higher registration, investor relations and legal costs. The charge relating to stock-based compensation expense was $1.0 million for the year ended December 31, 2018, compared to $2.0 million for the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses decreased to $11.8 million for the year ended December 31, 2018, from $18.8 million for the year ended December 31, 2017. This decrease of 37% is primarily the result of lower SYN-004 (ribaxamase) and SYN-010 program costs for 2018 since no clinical trials were ongoing during the year. The research and development costs incurred during the year were primarily related to planning for future Phase 3 (SYN-004) and Phase 2b/3 (SYN-010) clinical programs as we sought to secure the financial resources necessary for the completion of these clinical trials. We anticipate research and development expense to increase due to the ongoing Phase 2b investigator-sponsored clinical trial for SYN-010 and development activities associated with the initiation of a potential Phase 1/2 investigator-sponsored clinical trial for prevention of aGVHD in allogeneic HCT recipients for SYN-004. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $1.1 million for the year ended December 31, 2018, compared to $1.4 million for the year ended December 31, 2017.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the year ended December 31, 2018 and 2017. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

Therapeutic Areas	December 31, 2018	December 31, 2017
SYN-010	$468	$2,766
SYN-004	347	1,496
SYN-005	6	79
Other therapeutic areas	-	(3)
Total direct costs	821	4,338
Total indirect costs	11,024	14,446
Total Research and development	$11,845	$18,784

Other Income (Expense)

Other income was $4.2 million for the year ended December 31, 2018, compared to other income of $10.8 million for the year ended December 31, 2017. Other income for the year ended December 31, 2018 is primarily due to non-cash income of $4.1 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from December 31, 2017.

Net Loss

Our net loss for the year ended December 31, 2018, was $13.4 million, or $4.06 per common share, compared to $15.2 million, or $6.23 per common share for the year ended December 31, 2017. Net loss attributable to common stockholders for the year ended December 31, 2018 excludes net loss attributable to non-controlling interest of $54,000 and includes the accretion of the Series B preferred stock deemed dividend of $9.2 million, $2.5 million discount on converted shares and Series A preferred stock accrued dividends of $243,000. Net loss attributable to common stockholders for the year ended December 31, 2017 excludes net loss attributable to non-controlling interest of $318,000 and includes the accretion of the Series A preferred stock deemed dividend of $7.0 million and $73,000 of accrued dividends.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $219.5 million as of December 31, 2018 and expect to continue to incur losses in the foreseeable future.

Our cash and cash equivalents totaled $28.9 million as of December 31, 2018, an increase of $11.8 million from December 31, 2017. During the year ended December 31, 2018, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $13.4 million for the year ended December 31, 2018. With the cash available at February 2019, we believe these resources will be sufficient to fund our operations through at least the end of the first quarter of 2020.

To date, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek to obtain our required capital in a similar manner. During the year ended December 31, 2018, our only sources of funding were from the Offering in which we received net proceeds of approximately $16.7 million and sales of 3.5 million shares of our common stock in our at-the-market offering program through the FBR Sales Agreement pursuant to which we received net proceeds of approximately $12.2 million. The FBR Sales Agreement enables us to offer and sell shares of our common stock from time to time through FBR Capital Markets & Co. as our sales agent, with aggregate sales of up to $40.0 million, of which $19.9 million remains available subject to certain conditions and requirements. Sales of common stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. FBR Capital Markets & Co. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of our common stock sold on our behalf.

There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the FBR Sales Agreement. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. With the cash available at February 2019, we believe these resources will be sufficient to fund our operations through at least the end of the first quarter of 2020, including the anticipated completion of the ongoing Phase 2b investigator-sponsored clinical study of SYN-010, a potential investigator-sponsored Phase 1/2 clinical study of SYN-004 (ribaxamase) in a specialty population for the prevention of aGVHD in allogeneic HCT recipients, as well as our preclinical activities and planned Phase 1 clinical trial for SYN-020.

Although our cash and cash equivalents will be sufficient for us to fund the foregoing, our cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including initiation or completion of future registrational studies for SYN-010, the Phase 3 clinical program of SYN-004 (ribaxamase) for prevention of CDI, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future registrational studies of SYN-010, our Phase 3 clinical program of SYN-004 (ribaxamase) for prevention of CDI or later-stage clinical trials of SYN-020 until we are confident that we have funding necessary to complete such trials. We do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership.

Following the completion of our ongoing Phase 2b clinical study of SYN-010, our planned potential Phase 1/2 clinical study of SYN-004 (ribaxamase) and planned Phase 2 clinical study of SYN-020, we may need to obtain additional funds for future clinical trials in greater amounts than we currently anticipate. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Consulting Fees

In November 2017, we engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement was on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. We are obligated to pay the consultant a monthly retainer in addition to the success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. We do not deem the contingent fee is probable at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Synthetic Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synthetic Biologics, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

McLean, Virginia

February 27, 2019

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share amounts)

	December 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$28,918	$17,116
Prepaid expenses and other current assets	593	827
Total Current Assets	29,511	17,943

Property and equipment, net	607	872

Deposits and other assets	23	23

Total Assets	$30,141	$18,838

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$1,034	$2,020
Accrued expenses	919	1,526
Warrant liabilities	-	4,083
Accrued employee benefits	1,332	2,074
Deferred rent	99	90
Total Current Liabilities	3,384	9,793

Long term deferred rent	302	402

Total Liabilities	3,686	10,195

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 10,000,000 and zero shares authorized;120,000 issued and outstanding	12,296	12,053
Stockholders' Equity (Deficit):
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 15,723 issued and 9,161 outstanding	5,760	-
Common stock, $0.001 par value; 250,000,000 and 10,000,000 shares authorized, 15,484,411, issued and 15,482,083 outstanding and 3,673,342 issued and 3,671,014 outstanding	15	4
Additional paid-in capital	230,754	192,670
Accumulated deficit	(219,461)	(194,170)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	17,068	(1,496)
Non-controlling interest	(2,909)	(1,914)
Total Stockholders' Equity (Deficit)	14,159	(3,410)

Total Liabilities and Stockholders' Equity (Deficit)	$30,141	$18,838

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the year ended December 31,
	2018	2017
Operating Costs and Expenses:
General and administrative	$5,727	$7,467
Research and development	11,844	18,784
Total Operating Costs and Expenses	17,571	26,251

Loss from Operations	(17,571)	(26,251)

Other Income:
Change in fair value of warrant liability	4,083	10,738
Interest income	67	21
Total Other Income	4,150	10,759

Net Loss	(13,421)	(15,492)

Net Loss Attributable to Non-controlling Interest	(54)	(318)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(13,367)	$(15,174)

Series A Preferred Stock Dividends	(243)	(6,962)
Series B Preferred Stock Dividends	(11,681)	-
Net Loss Attributable to Common Stockholders	$(25,291)	$(22,136)

Net Loss Per Share - Basic and Dilutive	$(4.06)	$(6.23)

Weighted average number of shares outstanding during the period - Basic and Dilutive	6,232,442	3,553,316

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Equity (Deficit)

(In thousands, except share amounts)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)Equity

Balance at December 31, 2016	3,345,466	$4	-	-	$175,887	$(172,034)	$(1,596)	$2,261
Stock-based compensation	-	-	-	-	3,409	-	-	3,409
Stock issued under "at-the-market" offering	313,583	-	-	-	6,346	-	-	6,346
Stock issued for exercise of stock options	11,965	-	-	-	166	-	-	166
Series A preferred stock beneficial conversion feature discount	-	-	-	-	6,889	(6,889)	-	-
Series A preferred stock issue costs	-	-	-	-	(27)	-	-	(27)
Series A preferred stock dividends	-	-	-	-	-	(73)	-	(73)
Net Loss	-	-	-	-	-	(15,174)	-	(15,174)
Non-controlling interest	-	-	-	-	-	-	(318)	(318)

Balance at December 31, 2017	3,671,014	$4	-	-	$192,670	$(194,170)	$(1,914)	$(3,410)
Stock-based compensation	-	-	-	-	2,074	-	-	2,074
Stock issued under "at-the-market" offering	3,534,982	3	-	-	12,169	-	-	12,172
Common stock and warrants issued to vendors	50,000	-	-	-	35	-	-	35
Series A Preferred Stock Dividends	-	-	-	-	-	(243)	-	(243)
Series B preferred stock beneficial conversion feature discount	-	-	-	9,161	-	(9,161)	-	-
Issuance of Common Stock, preferred Stock and Warrants in Units Offering, net of issuance costs	2,520,000	2	15,723	641	16,273	-	-	16,916
Issuance of SYN Biomics Stock	-	-	-	-	977	-	(941)	36
Conversion of Series B Preferred Stock to Common	5,706,087	6	(6,562)	(4,042)	6,556	(2,520)	-	-
Net Loss	-	-	-	-	-	(13,367)	-	(13,367)
Non-controlling interest	-	-	-	-	-	-	(54)	(54)

Balance at December 31, 2018	15,482,083	$15	9,161	$5,760	$230,754	$(219,461)	$(2,909)	$14,159

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(13,421)	$(15,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,074	3,409
Common stock issued to vendor	26	-
Subsidiary stock issues to vendor	36	-
Warrant issued to vendor	9	-
Change in fair value of warrant liabilities	(4,083)	(10,738)
Depreciation	272	245
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	234	1,688
Deposits and other assets	-	-
Accounts payable	(987)	27
Accrued expenses	(607)	(1,101)
Accrued employee benefits	(742)	1,761
Deferred rent	(90)	(3)
Net Cash Used In Operating Activities	(17,279)	(20,204)

Cash Flows From Investing Activities:
Purchases of property and equipment	(7)	(212)
Net Cash Used In Investing Activities	(7)	(212)

Cash Flows From Financing Activities:
Proceeds from sale of Series A Preferred Stock, net of issuance cost	-	11,953
Proceeds from Units offering, net of issuance cost	16,916	-
Proceeds from "at the market" stock issuance	12,172	6,358
Proceeds from issuance of common stock for stock option exercises	-	166
Net Cash Provided By Financing Activities	29,088	18,477

Net increase (decrease) in cash	11,802	(1,939)

Cash and cash equivalents at beginning of period	17,116	19,055

Cash and cash equivalents at end of period	$28,918	$17,116

NONCASH FINANCING ACTIVITIES:

Conversion of Series B Preferred Stock	$4,042	-
Deemed dividend for accretion of Series A Preferred Stock discount	$-	$6,889
Deemed dividend for accretion of Series B Preferred Stock discount	$11,681	$-
In-kind dividends in preferred stock	$243	$73

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a clinical-stage company focused on developing therapeutics designed to preserve the microbiome to protect and restore the health of patients. The Company’s lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent microbiome damage, Clostridium difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). The Company’s preclinical pursuits include SYN-020, an oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases to develop preclinical stage monoclonal antibody therapies for the prevention and treatment of pertussis.

Basis of Presentation and Corporate Structure

As of December 31, 2018, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Pipex Therapeutics, EPI, Healthmine and Putney are wholly owned, and Solovax, CD4, Epitope and SYN Biomics are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Synthetic Biologics, Inc. All statements of operations, (deficit) equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware in December 12, 2000, Epitope which was incorporated in Delaware in January of 2002, Putney which was incorporated in Delaware in November of 2006, Healthmine which was incorporated in Delaware in December of 2007 and SYN Biomics which was incorporated in Nevada in December of 2013.

Liquidity

As of December 31, 2018, the Company has a significant accumulated deficit and with the exception of the three months ended September 30, 2010 and December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including, planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $26.0 million as of February 2019, which includes the net proceeds of approximately $16.7 million from the sale of securities in October 2018 (the Offering) and net proceeds of approximately $12.2 million from sales of its Common Stock in “at-the-market” (ATM) equity offerings during 2018. With the cash available at February 2019, the Company believes these resources will be sufficient to fund its operations through at least the end of the first quarter of 2020. Management believes its plan, which includes the further development of SYN-020 and additional testing of SYN-004 (ribaxamase) and SYN-010, will allow the Company to meet its financial obligations, further advance key products, and maintain the Company’s planned operations for at least one year from the issuance date of these consolidated financial statements, while not sacrificing the strategic direction of the Company. The Company’s plan also considers the restructuring events of December 2018, described further in note 8. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of a Phase 3 clinical trial will require significant financing or a significant partnership.

Reverse Stock Split

On August 10, 2018, we effected a one for thirty five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in these financial statements, reflect the Reverse Stock Split.

Every thirty five shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share of Common Stock. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

The Reverse Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options, warrants and convertible instruments outstanding immediately prior to the effectiveness of the Reverse Split. The Reverse Split reduced the total number of shares of Common Stock outstanding from approximately 128.5 million to approximately 3.7 million.

2. Summary of Significant Accounting Policies

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

Non-controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with the minority shareholder for an investigator-sponsored Phase 2 clinical study of SYN-010. Prior to this agreement and IRB approval in December 2018, the Company’s equity interest in SYN Biomics was 88.5% and the non-controlling stockholder’s interest was 11.5%. In consideration of the support, the Company issued additional shares of stock to the minority shareholder. he Company’s equity interest in SYN Biomics is now 83.0% and the non-controlling stockholder’s interest is 17.0%. This is reflected in the Consolidated Statements of Equity (Deficit).

Revenue Recognition

The Company records revenue when as it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We recognize milestone payments or upfront payments that have no contingencies as revenue when payment is received.

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

Depreciation and amortization expense was approximately $272,000 and $245,000 for the years ended December 31, 2018 and 2017, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2018 and 2017.

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

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. For the years ended December 31, 2018 and 2017 net loss attributable to common stockholders included preferred stock dividends of $9.4 million and $6.9 million respectively, related to the deemed dividends for the accretion of the beneficial conversion of Series B and Series A Preferred Shares and accrued dividends for Series A Preferred Shares. Net loss attributable to common stockholders for the year ended December 31, 2018 also includes $2.5 million preferred stock deemed dividends for the recognition of the unamortized discount resulting from the conversion of the 6,562 Series B Preferred Shares. The number of Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share and for the year ended December 31, 2018 were 7,966,057. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the year ended December 31, 2018 were 938,982 and 18,915,850, respectively, for the year ended December 31, 2017 were 358,975 and 915,138, respectively because their effect is anti-dilutive.

2. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2018 and 2017 the Company has accrued CRO expenses of $700,000 that are included in accrued expenses. The Company did not have prepaid CRO costs at December 31, 2018 and had $46,000 in prepaid CRO cost at December 31, 2017.

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

Cash and cash equivalents include money market accounts of $98,000 as of December 31, 2018 and 2017, that are measured using Level 1 inputs.

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

Management assesses the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. At December 31, 2018 and 2017, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements and Developments

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02) that provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASU 2016-02 includes a short-term lease exception for leases with an original term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB also issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarifies how to apply certain aspects of ASU 2016-02. ASU 2016-02, ASU 2018-10 and ASU 2018-11 (now commonly referred to as ASC Topic 842 (ASC 842)) is effective for the Company’s fiscal year beginning January 1, 2019. Although early adoption is permitted, the Company has not elected to do so. The Company plans to elect the transition option provided under ASU 2018-11, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. The Company continues to evaluate the impact adoption of this guidance will have on the consolidated financial statements. The Company currently has one material operating lease, which is disclosed in note 7 and has minimum future lease payments of approximately $1.1 million. While the Company has not completed its evaluation of other contracts that may contain lease elements, so far none have been identified. The adoption of ASC 2016-02 will require recording a right-of-use asset and lease liability in the consolidated balance sheet for leases. The right-of-use asset and lease liability are required to be discounted using an appropriate interest rate using either the rate implicit in the lease or the Company’s incremental borrowing rate. The Company is currently finalizing the calculation of the right of use asset and related liability. Beginning in 2019, the Company expects significant changes to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. These revised disclosures will be made in the Company’s first quarterly report in 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share ("EPS") in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The new standard would have become effective for us on January 1, 2019. We early adopted the proposed guidance under ASU 2017-11 for the year ended December 31, 2018, and recognized warrants issued in the fourth quarter of 2018 with a down round feature as equity. No adjustments were required for the retrospective application of this standard.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. The Company recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $21.6 million in tax expense which relates almost entirely to the remeasurement of deferred tax assets to the 21% tax rate. The balance recorded is reduced by the Company’s valuation allowance recorded. Accounting Standards Codification (“ASC”) No. 740, Income Taxes, requires the Company to record the effects of a tax law change in the period of enactment. However, shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows the Company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

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

The Company does not have any revenues or contracts with customers and will need to record revenue in accordance Topic 606 should a revenue generating transaction arise in the future. The Company adopted Topic 606 on January 1, 2018 on modified retrospective basis.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31, 2018	December 31, 2017
Prepaid insurances	$419	$351
Prepaid consulting, subscriptions and other expenses	132	290
Prepaid conferences, travel	42	94
Prepaid clinical research organizations	-	46
Clinical consulting services refund receivable	-	46

Total	$593	$827

Prepaid CRO expense is classified as a current asset. The Company makes payments to the clinical research organizations based on agreed upon terms that include payments in advance of study services.

PROPERTY AND EQUIPMENT

	December 31, 2018	December 31 2017
Computers and office equipment	$852	$851
Leasehold improvements	439	439
Software	11	11
	1,302	1,301
Less: accumulated depreciation and amortization	(695)	(429)

Total	$607	$872

ACCRUED EXPENSES

	December 31, 2018	December 31, 2017
Accrued clinical consulting services	$674	$658
Accrued vendor payments	150	193
Accrued manufacturing costs	83	661
Other accrued expenses	12	14

Total	$919	$1,526

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Selected Balance Sheet Information – (continued)

ACCRUED EMPLOYEE BENEFITS

	December 31, 2018	December 31, 2017
Accrued bonus expense	$907	$1,283
Accrued severance	307	590
Accrued vacation expense	118	201

Total	$1,332	$2,074

4. Stock-Based Compensation and Warrants

Stock Incentive Plan

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2018, there were 18,645 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 85,714 to 171,429. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 171,429 to 228,572. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 228,572 to 400,000. On September 7, 2017, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 400,000 to 500,000. On September 24, 2018, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 500,000 to 1,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and expire between five and ten years after the grant date. As of December 31, 2018, there were 920,337 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
	2018	2017
Exercise price	$0.69	$ 18.2 – $30.45
Expected dividends	0%	0%
Expected volatility	86%	83% – 96%
Risk free interest rate	2.75%	1.67% – 2.28%
Expected life of option	4 years	4-7 years

Expected dividends —The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

Expected volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.

Risk-free interest rate—The assumed risk free rate used is a zero coupon U.S. Treasury security with a maturity that approximates the expected term of the option.

Expected life of the option—The period of time that the options granted are expected to remain unexercised. Options granted during the year have a maximum term of seven years. The Company estimates the expected life of the option term based on the weighted average life between the dates that options become fully vested and the maximum life of options granted.

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

During the years ended December 31, 2018 and 2017, the Company granted 671,500 and 90,262 options to employees and directors having an approximate fair value of $0.3 million and $1.8 million based upon the Black-Scholes options pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2018 and 2017 was $1.8 million and $3.0 million, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2018 and 2017 were $297,000 and $434,000, respectively.

A summary of stock option activities for the years ended December 31, 2018 and 2017, is as follows:

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance - December 31, 2016	332,561	$61.87	5.49 years	$194,355

Granted	90,286	$20.12
Exercised	(11,966)	$13.89		$163,050
Expired	(19,091)	$77.46
Forfeited	(32,714)	$42.21
Balance - December 31, 2017	359,076	$53.93	4.60 years	$1,800

Granted	671,500	$0.69
Exercised	-	$-		$-
Expired	(78,667)	$67.02
Forfeited	(12,927)	$23.72

Balance -December 31, 2018 - outstanding	938,982	$15.18	6.19 years	$-

Balance - December 31, 2018 - exercisable	221,068	$57.61	4.01 years	$-

Grant date fair value of options granted - December 31, 2018		$301,000

Weighted average grant date fair value - December 31, 2018		$0.45

Grant date fair value of options granted - December 31, 2017		$1,164,732

Weighted average grant date fair value - December 31, 2017		$0.37

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

The options outstanding and exercisable at December 31, 2018 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.00 – $40.00	811,214	$4.63	6.62 years	94,094	$24.55	4.83 years
41.00 – $70.00	22,370	55.10	2.30 years	22,291	55.13	2.30 years
$71.00 – $102.00	105,398	$87.84	3.65 years	104,683	$87.86	3.65 years

 As of December 31, 2018, total unrecognized stock-based compensation expense related to stock options was $824,000, which is expected to be expensed through December 2020.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2018 or 2017. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2018 and 2017 was $0 and $166,000, respectively.

Stock Warrants

On October 10, 2018, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, pursuant to which the Company agreed to issue and sell to the Underwriters in a firm commitment underwritten public offering an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one five-year warrant to purchase one share of Common Stock at an exercise price of $1.38 per share (each a “Warrant” and collectively, the “Warrants”), with each Class A Unit to be offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 Warrants . In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of Common Stock.

The Warrants are immediately exercisable at a price of $1.38 per share of Common Stock (which is 120% of the public offering price of the Class A Units) and will expire on October 15, 2023. If at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations.

The assumptions used by the Company are summarized in the following table:

Issuance Date
Closing stock price	$0.88
Expected dividends	0%
Expected volatility	90%
Risk free interest rate	3.01%
Expected life of warrant (years)	5.00

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants may be exercised at any time on or after the date of issuance. The Series A warrants are exercisable until the four-year anniversary of the issuance date. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The warrants include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At December 31, 2018, the fair value of the warrant liability was $100 which resulted in non-cash income of $3.7 million in 2018. At December 31, 2017, the fair value of the warrant liability was $3.7 million, which resulted in non-cash income of $9.0 million in 2017. The warrants were valued on the date of grant and on each remeasurement period using Monte Carlo simulations.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

The assumptions used by the Company are summarized in the following table:

	Series A			Series B
	December 31, 2018	December 31, 2017	November 18, 2016	November 18, 2016
Closing stock price	$0.56	$17.85	$31.15	$31.15
Expected dividends	0%	0%	0%	0%
Expected volatility	92.5%	80%	85%	85%
Risk free interest rate	2.50%	1.97%	1.58%	0.81%
Expected life of warrant	1.9 years	2.9 years	4.0 years	1.1 years

On October 10, 2014, the Company raised net proceeds of $19.1 million through the sale of 14,059,616 units at a price of $1.47 per unit to certain institutional investors in a registered direct offering. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.50 shares of common stock. The warrants, exercisable for an aggregate of 200,852 shares of common stock, have an exercise price of $61.25 per share and a life of five years. The warrants vested immediately and expire on October 10, 2019.

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value being recorded as non-cash income or expense in the Company’s Consolidated Statements of Operations at each subsequent period. At December 31, 2018, the fair value of the warrant liability was zero, which resulted in non-cash income of $416,000 in 2018. At December 31, 2017, the fair value of the warrant liability was $416,000, which resulted in non-cash income of $1.7 million in 2017. The warrants were valued on the date of grant using the Black-Scholes valuation model which approximates the value derived using Monte Carlo simulations. The assumptions used by the Company are summarized in the following table:

	December 31, 2018	December 31, 2017	October 10, 2014
Closing stock price	$0.56	$17.85	$61.25
Expected dividends	0%	0%	0%
Expected volatility	110%	80%	95%
Risk free interest rate	2.60%	1.86%	1.39%
Expected life of warrant	.79 years	1.79 years	5.0 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2016	$14,821
Change in fair value of warrant liability	(10,738)
Balance at December 31, 2017	4,083
Change in fair value of warrant liability	(4,083)
Balance at December 31, 2018	$0

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

A summary of all warrant activity for the Company for the years ended December 31, 2018 and 2017 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2016	1,638,333	$56.00
Granted	-	-
Exercised	-	-
Forfeited	(723,195)	60.20
Balance at December 31, 2017	915,138	52.50
Granted	18,000,713	1.38
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	18,915,851	$3.85

There was no stock-based compensation expense included in general and administrative and research and development expenses relating to warrants issued to consultants for the years ended December 31, 2018 and 2017.

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

Closing stock price	$18.55
Expected dividends	0%
Expected volatility	85%
Risk free interest rate	2.42%
Expected life of warrant (years)	4.92

A summary of all outstanding and exercisable warrants as of December 31, 2018 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.38	17,999,999	17,999,999	4.78 years
18.20	714	714	3.99 years
50.05	714,286	714,286	1.88 years
61.25	200,852	200,852	0.78 years
$52.48	18,915,851	18,915,851	4.63 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity

Year Ended December 31, 2018

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units , with each Class A Unit offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units, with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Preferred Stock, with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 October 2018 Warrants. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

In addition, pursuant to the Underwriting Agreement that the Company entered into with the Underwriters on October 10, 2018, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional warrants to purchase an additional 2,428,825 shares of Common Stock. Each Warrant is exercisable for one share of common stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of Common Stock.

The Units were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333-227400), as amended, filed with the SEC, which was declared effective by the SEC on October 10, 2018.

The conversion price of the Series B Preferred Stock and exercise price of the October 2018 Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Common Stock. The exercise price of the Warrants is subject to adjustment in the event of certain dilutive issuances. As of December 31, 2018, 6,562 shares have been converted resulting in the recognition $2.5 million of unamortized discount from the conversion. This is recorded as a deemed dividend in accumulated deficit.

The October 2018 Warrants are immediately exercisable at a price of $1.38 per share of common stock (which is 120% of the public offering price of the Class A Units) and will expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the October 2018 warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of any October 2018 warrants. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares.

The Company may not effect, and holder will not be entitled to, exercise any Warrants or conversion of the Series B Preferred Stock, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise or conversion, as such percentage ownership is determined in accordance with the terms of the October 2018 Warrants or Series B Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company. The holders of the Series B Preferred will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock. Upon a defined Fundamental Transaction, the holders of the Series B Preferred Stock are entitled to the same consideration as are holders of common stock. The Series B Preferred Stock ranks junior to existing Series A preferred stock but on parity with common stock. Liquidation preference is equal to an amount pari passu with the common stock on an as converted basis (i.e., there is no preference to common stock)

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2018, the Company recorded a discount of $9.1 million and immediately amortized the discount to record the deemed dividend..

FBR Sales Agreement

For the year ended December 31, 2018, the Company sold through the FBR Sales Agreement an aggregate of 3.5 million shares of the Company’s common stock and received net proceeds of approximately $12.2 million before deducting issuance expenses.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity – (continued)

Also, during the year ended December 31, 2018, the Company did not issue any shares of common stock in connection with the exercise of stock options.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock classifying the Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $0.54 per share which was increased to $18.90 after taking into account the Reverse Stock Split, subject to certain customary anti-dilution adjustments.

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

The Series A Preferred Stock is classified as temporary equity due to the shares being (i) redeemable based on contingent events outside of the Company’s control, and (ii) convertible immediately and from time to time. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the year ended December 31, 2018 and 2017, the Company accrued dividends of $243,000 and $73,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity – (continued)

FBR Sales Agreement

For the year ended December 31, 2017, the Company sold through the FBR Sales Agreement an aggregate of 314,000 shares of the Company’s common stock and received net proceeds of approximately $6.4 million before deducting issuance expenses.

Also, during the year ended December 31, 2017, the Company issued 11,965 shares of common stock in connection with the exercise of stock options for proceeds of approximately $166,190.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Non-controlling Interest

On September 5, 2018, the Company entered into an agreement with Cedars-Sinai Medical Center (CSMC) for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which is exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C).

In consideration of the support provided by CSMC for the Study, the Company will pay $321,000 and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company has agreed, upon the approval of the Study protocol by the Institutional Review Board, (IRB) to: (i) issue to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transfer to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC will own an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During 2018, research and development expense recorded related to this transaction approximated $36,000. Including the issuance of common stock and the proportion of the cash contribution recognized to expense in 2018, total research and development expense recognized in 2018 for this transaction approximated $102,000.

The Agreement also provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

On August 29, 2015, the Company, SYN Biomics and Mark Pimentel, M.D. entered into an amendment to the Pimentel Stock Purchase Agreement dated December 3, 2013, which accelerated the date upon which Dr. Pimentel could exchange his shares of common stock in SYN Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in SYN Biomics, 8.5%, owned by him for 38,572 shares of the Company’s common stock in accordance with the terms of the Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 38,572 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of SYN Biomics held by Dr. Pimentel.

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the years ended December 31, 2018 and 2017, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of December 31, 2018, the accumulated net loss attributable to the non-controlling interest is $2.9 million. As of December 31, 2017, the accumulated net loss attributable to the non-controlling interest is $1.9 million and includes $1.6 million of prior year losses attributable to minority stockholders including the reversal of Dr. Pimentel’s 2015 losses of $505,000 associated with the exchange of his shares of common stock in SYN Biomics for shares of the Company’s common stock, and current year losses of $54,000 attributable to minority stockholders. Management considers the amounts which should have been recorded in prior years to be immaterial.

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

Cedars-Sinai Medical Center (“CSMC”) Agreement

On December 5, 2013, the Company, through its newly formed, majority owned subsidiary, SYN Biomics entered into a worldwide exclusive License Agreement with CSMC for the development of new treatment approaches to target non-bacterial intestinal microorganism life forms known as archaea that are associated with intestinal methane production and chronic diseases such as irritable bowel syndrome (IBS), obesity and type 2 diabetes. As part of the terms of the License Agreement the Company issued 9,569 unregistered shares of the Company’s common stock to CSMC, paid $150,000 for the initial license fee and $220,000 for patent reimbursement fees. The License Agreement also provides that, commencing on the second anniversary of the License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the License Agreement. In addition to royalty payments which are a percentage of net sales of licensed and technology products, SYN Biomics is obligated to pay CSMC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of milestones (the first two of which are payable in cash or unregistered shares of Company stock at the Company’s option). On December 5, 2013, the Company also entered into an option agreement with CSMC, which expired unexercised on December 31, 2014.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

The License Agreement terminates: (i) automatically if SYN Biomics enters into a liquidating bankruptcy or other specified bankruptcy event or if the performance of any term, covenant, condition or provision of the License Agreement will jeopardize the licensure of CSMC, its participation in certain reimbursement programs, its full accreditation by the Joint Commission of Accreditation of Healthcare Organizations or any similar state organizations, its tax exempt status or is deemed illegal; (ii) upon 30 days notice from CSMC if SYN Biomics fails to make a payment or use commercially reasonable efforts to exploit the patent rights; (iii) upon 60 days notice from CSMC if SYN Biomics fails to cure any breach or default of any material obligations under the License Agreement; or (iv) upon 90 days notice from SYN Biomics if CSMC fails to cure any breach or default of any material obligations under the License Agreement. SYN Biomics also has the right to terminate the License Agreement without cause upon six months notice to CSMC; however, upon such termination, SYN Biomics is obligated to pay a termination fee with the amount of such fee reduced: (i) if such termination occurs after an Investigational New Drug submission to the FDA but prior to completion of a Phase 2 clinical trial, (ii) reduced further if such termination occurs after completion of, Phase 2 clinical trial but prior to completion of a Phase 3 clinical trial; and (iii) reduced to zero if such termination occurs after completion of a Phase 3 clinical trial.

Prior to the execution of the CSMC License Agreement, SYN Biomics issued shares of common stock of SYN Biomics to each of CSMC and Mark Pimentel, M.D. (the primary inventor of the intellectual property), representing 11.5% and 8.5%, respectively, of the outstanding shares of SYN Biomics (the “SYN Biomics Shares”). The Stock Purchase Agreements for the SYN Biomics shares provide for certain anti-dilution protection until such time as an aggregate of $3.0 million in proceeds from equity financings are received by SYN Biomics as well as a right, under certain circumstances in the event that the SYN Biomics shares are not then freely tradable, and subject to NYSE American approval, as of the 18 and 36 month anniversary date of the effective date of the Stock Purchase Agreements, for each of CSMC and the Dr. Pimentel to exchange up to 50% of their SYN Biomics shares for unregistered share of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreements also provide for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

On August 29, 2015, the Company, SYN Biomics and Mark Pimentel, M.D. entered into an amendment to the Pimentel Stock Purchase Agreement, which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of the Company’s common stock. On August 29, 2015, Dr. Pimentel notified the Company of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 38,572 shares of the Company’s common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended. On August 31, 2015, the Company issued 38,572 shares of the Company’s common stock to Dr. Pimentel in exchange for all of the shares of common stock of SYN Biomics held by Dr. Pimentel.

During the year ended December 31, 2018 and 2017, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

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

In consideration of the support provided by CSMC for the Study, the Company will pay $321,000 and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company has agreed, upon the approval of the Study protocol by the Institutional Review Board, (IRB) to: (i) issue to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transfer to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC will own an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During 2018, research and development expense recorded related to this transaction approximated $36,000. Including the issuance of common stock and the proportion of the cash contribution recognized to expense in 2018, total research and development expense recognized in 2018 for this transaction approximated $102,000.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

On October 22, 2015, the Company and the University amended the Sponsored Research Agreement to extend the termination date to January 15, 2017, on September 2, 2016 to extend the agreement until January 15, 2018, on August 22, 2017 to extend the agreement until January 17, 2019 and again on August 24, 2018 until January 17, 2021. All other terms and conditions of the Sponsored Research Agreement remain unchanged. No further or additional payments will be made to the University as a result of this amendment.

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 17,858 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of the Company’s stock. Under the Prev Agreement, the Company may be required to the return all of assets acquired from Prev if (i) the Company has not initiated toxicology studies in non-rodent models within 30 months of the Prev Agreement execution date, or (ii) within 36 months of the Prev Agreement execution date the Company has not filed a C. Diff program IND and such failure is not due to action or inaction of Prev or breach of its representations or warranties or covenants or if there is a change of control as defined in the Prev Agreement and after such change of control the assets are not further developed; provided however that such 30 and 36 month periods can be extended by the Company for an additional 12 months upon payment of a cash milestone payment. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 18,724 shares of the Company’s common stock. No milestones were achieved or such payments were made during the years ended December 31, 2018 and 2017.

Intrexon Exclusive Channel Collaboration

On August 6, 2012, the Company expanded its relationship with Intrexon and entered into an Exclusive Channel Collaboration (“ECC”) (“Infectious Disease ECC”) with Intrexon that governs an “exclusive channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases. Pursuant to the terms of the Second Stock Issuance Agreement with Intrexon, which was approved by the Company’s stockholders on October 5, 2012, the Company issued 101,492 shares of its common stock, $0.001 par value, which issuance is also deemed paid in consideration for the execution and delivery of the Infectious Disease ECC, dated August 6, 2012, between the Company and Intrexon. The fair value of this transaction was $7.8 million and was charged to research and development expense for the year ended December 31, 2012, in accordance with the Company’s accounting policy. In connection with the transactions contemplated by the Second Stock Issuance Agreement, and pursuant to the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”) executed and delivered by the parties at the closing, which was declared effective on May 5, 2013. The Company filed a “resale” registration statement registering the resale of the shares issued under the Second Stock Issuance Agreement.

Subject to certain expense allocations and other offsets provided in the Infectious Disease ECC, the Company will pay Intrexon royalties on annual net sales of the Synthetic Products, calculated on a Synthetic Product-by-Synthetic Product basis. The Company has likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. No such payments were made during the year ended December 31, 2018 and 2017.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

On August 10, 2015, the Company expanded its relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement (the “Channel Agreement”) with Intrexon that governs a “channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the development and commercialization of novel biotherapeutics (a “Collaboration Product”) for the treatment of patients with PKU. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that that the Company entered into in connection with the Channel Agreement, the Company paid Intrexon a technology access fee by the issuance of 26,786 shares of common stock, having a value equal to $3.0 million as of August 7, 2015. Pursuant to the Second Amendment to Registration Rights Agreement, the Company filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the SEC on October 15, 2015.

On November 30, 2018, the Company received written notice from Intrexon Corporation (“Intrexon”) stating that Intrexon and the Company had terminated by mutual agreement the Exclusive Channel Collaboration Agreement (the “ECC”) executed by and between the Company and Intrexon on August 10, 2015 that governed a “channel collaboration” arrangement in which the Company intended to use Intrexon’s technology for the treatment of Phenylketonuria (“PKU”), such termination to be effective immediately. The ECC had granted the Company a worldwide exclusive license to use the patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of biotherapeutic products (a “Collaboration Product”) for the treatment of PKU in humans by direct administration of a viral construct containing a gene to alter genetic expression of phenyalanine hydroxylase and/or administration of genetically modified bacteria that express an effector directed to the metabolic conversion of phenyalanine (the “Field”). The license was exclusive to both parties within the Field. As a result of the mutually agreed upon November 30, 2018 termination, each party retains its own respective confidential information and intellectual property and all licenses between the parties granted under the ECC are terminated. The Company had also entered into the Exclusive Channel Collaboration Agreement, dated August 6, 2012 with Intrexon that governs a “channel collaboration” arrangement in which the Company intends to use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of Pertussis, remains in effect.

During December 2012, the Company paid Intrexon a prepayment of research and development expenses of $2.5 million for research and development goods and services to be provided in the future and was recorded on the Company’s Consolidated Balance Sheets in prepaid expenses and other current assets. Related research and development expenses of $643,000 and $424,000 were recorded against this prepayment for the years ended December 31, 2016 and 2015, respectively. At December 31, 2018, there is no remaining balance of the Intrexon prepayment of research and development expenses.

Employment Agreements

On April 28, 2015, the Company entered into a two-year employment agreement with Steven A. Shallcross (the “Shallcross Employment Agreement”), who was appointed to serve as the Company’s Chief Financial Officer, Treasurer and Secretary, effective June 1, 2015. Pursuant to the Shallcross Employment agreement, Mr. Shallcross was entitled to an annual base salary of $315,000. Additionally, Mr. Shallcross was granted options to purchase 25,714 shares of the Company’s common stock with an exercise price equal to the per share market price on the date of issue. These options vested pro rata, on a monthly basis, over 36 months. The Company measured the fair value of the stock options at approximately $1.9 million using the Black-Scholes option pricing model. In 2015 and for each full calendar year thereafter, Mr. Shallcross was eligible for an annual performance bonus of up to seventy-five percent (75%) of his base salary. The annual bonus is to be based upon the Board’s assessment of Mr. Shallcross’ performance. The Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

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

On December 6, 2018, the Company entered into a three-year employment agreement with Steven A. Shallcross (the “Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as the Chief Financial Officer of the Company. The Employment Agreement replaced the prior employment agreement with the Company that Mr. Shallcross entered into on April 28, 2015. In addition, Mr. Shallcross was appointed as a director of the Company. Mr. Shallcross will not receive additional compensation for service as a Director of the Company and will not serve on any committees of the Board of Directors (the “Board”). The material terms of the Employment Agreement are set forth below.

Pursuant to the Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $550,000 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the Company without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

The Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

On January 17, 2017, the Company entered into a two-year employment agreement with Dr. Joseph Sliman (the “Sliman Employment Agreement”), who was promoted at the Company from the position of Senior Vice President–Clinical & Regulatory Affairs to the position of Chief Medical Officer. The terms of the Employment Agreement are set forth below. Pursuant to the terms of the Employment Agreement, Dr. Sliman was entitled to an annual base salary of $385,000 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus was to be based upon the assessment of the Board of Dr. Sliman’s performance. Dr. Sliman was also granted a seven (7) year incentive stock option to purchase at an exercise price equal to the per share market price on the date of issue, 5,397 shares of the Company’s common stock, vesting pro rata on a monthly basis over a three year period. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Sliman and non-solicitation and non-competition provisions.

The Shallcross Employment Agreement and the Sliman Employment Agreement each provide for a stated term of two years but may be terminated earlier pursuant to their terms. If either Mr. Shallcross’ or Dr. Sliman’s (each an “Executive”) employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however , that if his employment is terminated (1) by the Company without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months and (y) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards, or (2) by reason of his death or Disability (as defined in the Shallcross Employment Agreement and the Sliman Employment Agreement), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if the Executive commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein will terminate.

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

Effective February 3, 2012, Jeffrey Riley was appointed to serve as the Company’s Chief Executive Officer and President and entered into an agreements with Mr. Riley to serve in such capacity.

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

Operating Lease

During the years ended December 31, 2018 and 2017, the Company recognized rent expense of $201,000 and $199,000, respectively. The following table summarizes the Company’s future minimum lease payments as of December 31, 2019 (in thousands):

	2019	2020	2021	2022	Total

Operating Lease	$300	$309	$321	$192	$1,122

Total	$300	$309	$321	$192	$1,122

Consulting Fees

In November 2017, the Company engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement is on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. The Company is obligated to pay the consultant a monthly retainer in addition to the success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. The achievement of the milestones is not probable at this time.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Restructuring Charge

On November 26, 2018, the Board of Directors of the Company approved a corporate restructuring plan to reduce its cost structure as part of its commitment to shareholders to reduce operating costs.

As part of the Company’s commitment to reduce operating expenses and preserve cash, the Company eliminated positions effective December 7, 2018. The reduction included 8 employees, which represented approximately 33% of its workforce as of November 29, 2018, the date affected employees were notified. The affected employees are entitled to receive certain severance benefits as provided in the Plan.  As a result, the Company expects to realize annualized cost savings beginning with the first quarter of 2019. The Company has incurred a one-time severance-related charge totaling approximately $409,000 which will be recorded in the fourth quarter of 2018.

9. Income Taxes

There was no income tax expense for the years ended December 31, 2018 and 2017 due to the Company’s net losses. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2018 and 2017 (computed by applying the Federal corporate tax rate of 21% to loss before taxes and 4.74% for blended state income tax rate, the blended rate used was 25.74%), as follows (in thousands):

	2018	2017
Computed “expected” tax-benefit – Federal	$(2,818)	$(5,267)
Computed “expected” tax-benefit – State	(636)	(613)
Adjustment of “expected” tax-benefit to actual	19	(2)
Meals, entertainment and other	3	10
Non-deductible stock-based compensation	266	502
Fair Market Value Adjustment – Warrants	(1,051)	(4,076)
Impact of U.S. tax reform	-	21,555
Change in valuation allowance	4,217	(12,109)
	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2018 and 2017 are as follows (in thousands ):

	2018	2017
Deferred tax assets:
Stock issued for services	$1,998	$1,730
Accrued compensation	38	164
Stock issued for acquisition of program	1,224	1,202
Stock issued for license agreement	1,760	1,947
Stock issued for milestone payment	278	301
Amortizable license fee	5	6
Net operating loss carry-forward	44,512	40,248
Total gross deferred tax assets	49,815	45,598
Less: valuation allowance	(49,815)	(45,598)
Total net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $21.6 million in tax expense which relates almost entirely to the remeasurement of deferred tax assets to the 21% tax rate. ASC 740 requires the Company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the Tax Act, the SEC staff issued SAB 118, which allows the Company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the Company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. At December 31, 2018, the Company has a net operating loss carry-forward of approximately $172.9 million available to offset future taxable income. The Company’s pre-2018 net operating losses expire on various dates through 2037 while the net operating loss carry-forward originating in the 2018 year carry-forward indefinitely. However, utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code. The valuation allowance at December 31, 2018 was approximately $49.8 million. The net change in valuation allowance during the year ended December 31, 2018 was an increase of approximately $4.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2018.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Related Party Transactions

On November 30, 2018, the Company received written notice from Intrexon Corporation stating that Intrexon and the Company had terminated by mutual agreement the Exclusive Channel Collaboration Agreement executed by and between the Company and Intrexon on August 10, 2015 that governed a “channel collaboration” arrangement in which the Company intended to use Intrexon’s technology for the treatment of Phenylketonuria (“PKU”), such termination to be effective immediately. The ECC had granted the Company a worldwide exclusive license to use the patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of biotherapeutic products (a “Collaboration Product”) for the treatment of PKU in humans by direct administration of a viral construct containing a gene to alter genetic expression of phenyalanine hydroxylase and/or administration of genetically modified bacteria that express an effector directed to the metabolic conversion of phenyalanine (the “Field”). The license was exclusive to both parties within the Field. As a result of the mutually agreed upon November 30, 2018 termination, each party retains its own respective confidential information and intellectual property and all licenses between the parties granted under the ECC are terminated. The Company had also entered into the Exclusive Channel Collaboration Agreement, dated August 6, 2012 with Intrexon that governs a “channel collaboration” arrangement in which the Company intends to use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of Pertussis, remains in effect

On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which is exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C).

In consideration of the support provided by CSMC for the Study, the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company has agreed, upon the approval of the Study protocol by the Institutional Review Board, (IRB) to: (i) issue to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transfer to CSMC an additional two million Four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary Synthetic Biomics, Inc. (“SYN Biomics”) owned by the Company, such that after such issuance CSMC will own an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of Synbiomics, representing seventeen percent (17%) of the issued and outstanding shares of SynBiomics’ common stock.

The Agreement also provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of Syn Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

In December 2013, through the Company’s subsidiary, SYN Biomics, Inc., the Company entered into a worldwide exclusive license agreement with Cedars-Sinai Medical Center “CSMC” and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the year ended December 31, 2016, the Company paid Cedars-Sinai Medical Center $350,000 for milestone payments related this license agreement. There were no milestone payments made during the years ended December 31, 2018 and 2017.

On November 18, 2016, a member of the board of directors, Scott Tarriff acquired 8,572 shares of the Company’s common stock together with a Series A warrant to purchase 8,572 shares of the Company’s common stock at an exercise price of $50.05 and a Series B warrant to purchase 8,572 shares of the Company’s common stock at an exercise price of $60.20 for an aggregate purchase price of $8,572. The shares of stock and warrants were acquired in the Company’s public offering that was consummated on November 18, 2016. The Series A warrant may be exercised until the four year anniversary of the date of its issuance and the Series B warrant expired December 31, 2017.

In August 2015, the Company expanded its relationship with Intrexon and entered into an Exclusive Channel Collaboration Agreement with Intrexon. In connection with the Channel Agreement, the Company paid Intrexon a technology access fee by the issuance of 26,785 shares of common stock having a value equal to $3 million as of August 7, 2015. In August 2012, the Company entered into an Infectious Disease ECC with Intrexon and issued 101,492 shares of common stock as consideration, having a fair value of $7.8 million ($77.00 per share), based on the quoted closing trading price on October 5, 2012. In November 2011, the Company entered into its initial ECC with Intrexon and issued 89,245 shares of common stock as consideration, having a fair value of $1.7 million ($18.90 per share), based on the quoted closing trading price on that date. In connection with the November 2011 and August 2012 ECCs, the Company paid Intrexon approximately $2.9 million during 2012. In October 2012, the Company consummated its October 2012 Private Placement and entered into a stock purchase agreement with several investors, including NRM VII Holdings I, LLC, an entity affiliated with Intrexon. Randal J. Kirk, directly and through certain affiliates, has voting and dispositive power over a majority of the outstanding capital of Intrexon Corporation, and controls NRM VII Holdings I, LLC. Mr. Kirk disclaims beneficial ownership of the shares held by Intrexon Corporation and NRM VII Holdings I, LLC, except to the extent of any pecuniary interest therein.

11. Selected Quarterly Financial Data (Unaudited) (In thousands, except per share amounts)

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Loss from operations	$(4,990)	$(5,003)	$(4,320)	$(3,258)
Net (loss)	$(2,326)	$(4,214)	$(3,689)	$(3,193)
Net loss per share – basic	$(0.70)	$(1.05)	$(0.93)	$(1.12)
Net loss per share – dilutive	$(0.70)	$(1.05)	$(0.93)	$(1.12)
Weighted average common share – basic	3,673,340	3,683,384	4,028,304	13,442,104
Weighted average common share – dilutive	3,673,340	3,683,384	4,028,304	13,442,104

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017*
Loss from operations	$(8,149)	$(6,475)	$(5,842)	$(5,783)
Net (loss) income	$(3,058)	$(4,315)	$(10,930)	$2,812
Net (loss) income per share – basic	$(0.70)	$(1.05)	$(4.90)	$0.76
Net (loss) income per share – dilutive	$(0.70)	$(1.05)	$(4.90)	$0.76
Weighted average common share – basic	3,355,636	3,514,435	3,665,134	3,673,340
Weighted average common share – dilutive	3,355,636	3,514,435	3,665,134	3,673,340

*Net Income due to gain on remeasurement of the warrant liabilities in excess of the quarter to date loss.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as its Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, has concluded that based on such evaluation, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer who is also its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s management, including its Chief Executive Officer who is also its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	57	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey J. Kraws	54	Chairman
Scott L. Tarriff	59	Director
Jeffrey Wolf, J.D.	55	Director

Steven A. Shallcross.   Mr. Shallcross has been a member of our Board of Directors since December 6, 2018 and currently serves as our Chief Executive Officer, a position he was appointed to on December 6, 2018, and our Chief Financial Officer. Mr. Shallcross was appointed as our Interim Chief Executive Officer on December 5, 2017 and has served as our Chief Financial Officer, Treasurer and Secretary since joining us in June 2015. Mr. Shallcross brings to our company operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

Mr. Shallcross brings to the Board significant strategic, business and financial experience related to the business and financial issues facing biotechnology companies. Mr. Shallcross has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles. Through his services as our Chief Executive Officer and Chief Financial Officer, he developed extensive knowledge of our business.

Jeffrey J. Kraws.   Mr. Kraws has been a member of the Company’s Board of Directors since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since August 2016, Mr. Kraws has served as the President of Ra Medical Systems Inc. (NYSE RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013, Mr. Kraws serves on the board of directors of Avivagen Inc. (TSX:VIV) and Saleen Automotive, Inc. (OTC Pink: SLNN . He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

Mr. Kraws brings to the Board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies. Through his services as the Company’s Vice President of Business Development during 2006 and a part of 2007, he developed extensive knowledge of our business.

Scott L. Tarriff.   Mr. Tarriff has been a member of the Company’s Board of Directors since February 3, 2012. Since January 2007 he has served as a director and Chief Executive Officer of Eagle Pharmaceuticals, Inc., a publicly traded, hospital specialty company. Eagle Pharmaceuticals, Inc. (NASDAQ: EGRX) is focused on developing branded parenteral products through the application of various in-licensed drug delivery technologies. Prior to joining Eagle, Mr. Tariff held various executive positions at Par Pharmaceutical Companies, Inc., a publicly-traded developer, manufacturer and marketer of specialty pharmaceuticals, including as president and chief executive officer from September 2003 to September 2006, after joining Par in 1998. Mr. Tarriff also served on Par’s board of directors from 2002 to September 2006. Prior to that, Mr. Tarriff held various positions with Bristol-Meyers Squibb, a publicly-traded biopharmaceutical company, including senior director marketing. Mr. Tarriff has served as a director of ZIOPHARM Oncology, Inc., a publicly traded company biopharmaceutical company, since 2013 and previously served on the board of directors of Clinical Data, Inc., a publicly-traded pharmaceutical company, from September 2009 to April 2011 when Clinical Data was acquired by Forest Laboratories, Inc. Mr. Tarriff holds a B.S. in marketing from Pennsylvania State University and an M.B.A. from Rider College.

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

Mr. Wolf has extensive knowledge of the industry and in particular research and development. His legal and business background provide him with a broad understanding of the legal, operational, financial and strategic issues facing our company. Having served as a board member on other public company boards, Mr. Wolf has an extensive understanding of the operational, financial and strategic issues facing public companies.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2018.

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

B. Compensation Administration

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officers. Our Named Executive Officers for the year ended December 31, 2018 were as follows: Steven Shallcross, our Chief Executive and Joseph Sliman, our former Chief Medical Officer.

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

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers. The Chief Executive Officer does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our other members of management. In addition to our Chief Executive Officer, our other Named Executive Officers, as well as members of our management and consultants also attend Compensation Committee meetings from time to time and may take part in discussions of executive compensation.

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

As an executive’s level of responsibility increases, the Compensation Committee generally targets a greater portion of the executive’s compensation to be contingent upon performance. For example, historically our Named Executive Officers have a higher percentage of compensation at risk (and thus greater upside and downside potential) relative to our other employees. The Compensation Committee believes this is appropriate because our Named Executive Officers have the greatest influence on our performance. During 2018, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 51% of his compensation package and performance based variable compensation comprised 49% of the compensation packages. Of the performance based variable compensation 20% was equity incentive performance-based compensation and 80% was cash compensation.

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

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, our Compensation Committee reviewed market data in making compensation decisions, compiled by Korn Ferry Hay Group as described below.

Our Compensation Committee considered whether Korn Ferry Hay Group had any conflicts of interest in advising the Committee. In doing so, the Committee considered whether Korn Ferry Hay Group had been providing services of any other nature to us; the amount of fees received from us by Korn Ferry Hay Group; the policies and procedures adopted by Korn Ferry Hay Group that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by Korn Ferry Hay Group who worked on our matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of the our executive officers; and whether Korn Ferry Hay Group or such consultants hold any of our common stock. Upon evaluating such considerations, the Committee found no conflicts of interest in Korn Ferry Hay Group advising the Committee.

When making compensation decisions, the Compensation Committee believes that it is important to be informed as to the competitive market practices at similarly-situated public companies (“peer group”). In October 2017, Korn Ferry Hay Group reviewed our existing peer group and provided the Compensation Committee with a set of considerations for change, including proposed additions and deletions to the peer group. Based on Korn Ferry Hay Group’s analysis, the Compensation Committee refined its peer group taking into account a number of factors for each potential peer company including, but not limited to, size, nature of business, organizational complexity and business model, competition for executive talent, and location. While all of the aforementioned factors are taken into account, Korn Ferry Hay Group considers the most important to be size, nature of business and competition for executive talent as these provide the most meaningful insight into competitive market practices. Based on Korn Ferry Hay Group’s analysis and input, the Compensation Committee identified the peer group consisting of the following 20 companies:

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

In November 2017, Korn Ferry Hay Group conducted a comprehensive assessment of our Named Executive Officer pay program relative to the peer group noted above, which included the following compensation elements: (1) base salary, (2) target annual incentives (bonuses), (3) Target Total Cash Compensation, (4) long-term incentives and (5) Target Total Direct Compensation. In addition, Korn Ferry Hay Group also provided an analysis of the Company’s pay mix and long-term incentive program relative to peer group practices. Korn Ferry Hay Group’s assessment included our Chief Executive Officer, Chief Financial Officer and Chief Medical Officer.

The Compensation Committee considers compensation data from the peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment. This information was gathered and analyzed for the 25th, 50th and 75th percentiles for each of the compensation elements noted above. While the Compensation Committee does take into consideration such peer data, the Committee does not attempt to benchmark our executive compensation against any specific level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Rather, the Compensation Committee reviews compensation data from the peer group companies, as reference points in making executive compensation decisions. The Compensation Committee’s general aim is for our compensation to remain competitive with the market, falling above or below the median of the market data as appropriate based on corporate and individual executive performance, and other factors deemed to be appropriate. Competitive market positioning is only one of several factors, as described below, that the Compensation Committee considers in making compensation decisions, and therefore individual Named Executive Officer compensation may fall at varying levels as compared to the market data.

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

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Our Chief Executive Officer typically makes performance assessments of our other employees throughout the year, and provides ongoing feedback to employees, provide resources and maximize individual and team performance levels. Based on the analysis of the peer group and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer who also serves as our Chief Financial Officer, including base salary, long-term incentives and bonuses. Upon the appointment of Mr. Shallcross to serve as our Chief Executive Officer in December 2018 and in light of the fact that he also serves as our Chief Financial Officer, it was determined that his overall compensation levels were not competitive with the peer group and therefore his annual base salary was increased to $550,000, which was the same annual base salary as that of our prior Chief Executive Officer. Prior to his appointment as Chief Executive Officer, from December 2017 until December 2018 Mr. Shallcross served as the Interim Chief Executive Officer in addition to serving as our Chief Financial Officer and his annual base salary for serving as Chief Financial Officer was $381,150 and he received an additional $8,000 per month for his service as Interim Chief Executive Officer.

Our former Chief Medical Officer, Dr. Sliman, received an annual base salary of $385,000 for the two years that he served as our Chief Medical Officer. In November 2017 it was determined that the Chief Medical Officer’s base salary was within a competitive range of market relative to similarly situated positions in the peer group. The current base salary for our Chief Executive Officer who also serves as our Chief Financial Officer is:

Named Executive Officer	Base Salary
Steven A. Shallcross, Chief Executive Officer and Chief Financial Officer	$550,000

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. The Compensation Committee also used information from the report and analysis discussed above in determining bonuses as well as its own research of peer company compensation. For the year ended December 31, 2018, the Compensation Committee approved a $357,863 cash bonus and an option grant exercisable for 200,000 shares of our common stock for Mr. Shallcross.

The employment agreement with Mr. Shallcross that was in effect during 2018 provided that he was eligible for a bonus of up to seventy five percent (75%) of his base salary (a “Target Bonus”) in cash or equity and Mr. Shallcross received a cash bonuses with a value equal to approximately seventy five percent (75%) of his Target Bonus. The bonuses are to be rewarded based on whether, in the discretion of the Compensation Committee and the Board of Directors, our company and the Named Executive Officer met certain objectives established by the Compensation Committee or the Board of Directors. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it. The following factors, in addition, to the market data from the peer group, were among those reviewed in determining the bonus for Mr. Shallcross: successful filings of all SEC reports in a timely manner; successful end of phase 2 negotiation with the FDA for the Company’s SYN-004(Ribaxamase) program execution of the public offering in 2018; the execution of an agreement for an investigator-sponsored Phase 2b clinical trial with CSMC and successful management of our cash position during a challenging environment.

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

Mr. Shallcross was granted options exercisable for 25,715 shares of common stock, upon hire. Mr. Shallcross’ bonus for the years ended December 31, 2015 and 2016 included a grant of options exercisable for 2,858 and 14,286 shares of common stock, respectively. In addition, Mr. Shallcross’ 2017 and 2018 bonus included a grant of options exercisable for 15,715 and 200,000 shares of common stock. The stock options granted vest in equal monthly installments over a three-year term and are subject to the recipient’s continued employment, therefore acting as a significant retention incentive.

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

Former Chief Medical Officer Compensation

Joseph Sliman, served as our Chief Medical Officer from February 3, 2012 until the expiration of his employment agreement on January 16, 2019. Prior to the expiration date, he was compensated in accordance with his employment agreement and other benefits consistent with those provided to members of management. On October 9, 2018, we received a letter from Dr. Sliman, our Chief Medical Officer purporting to provide notice of a right to terminate his employment agreement, dated January 17, 2017, with us for “good reason”, alleging a material reduction in his duties, authorities, and responsibilities as an executive of our company. We are reviewing with legal counsel our rights and remedies and we dispute certain aspects regarding Dr. Sliman’s attempt to terminate his employment agreement. The details of the agreement relating to Mr. Sliman’s employment can be found under “—Employment Agreements—Joseph Sliman, Former Chief Medical Officer.” Dr. Sliman’s base salary for 2018 was $385,000, which was the same as his base salary for 2017, and he was eligible for a target bonus of 75% of his base salary. Dr. Sliman did not receive any performance based variable compensation in 2018.

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2018 compensation program was appropriate in light of the challenges we and our employees face.

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

Summary Compensation Table

The following table summarizes all compensation awarded to, earned by or paid to Steven A. Shallcross and Joseph Sliman, our Named Executive Officers, during the fiscal years presented below.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Steven Shallcross	2018	$489,421	$357,863	(4)	$89,789	$26,338	$963,411
Chief Executive Officer	2017	$346,500	$200,000		$177,746	$74,644	$798,890
and Chief Financial Officer

Joseph Sliman(5)	2018	$385,000	$-		$-	$17,068	$402,068
Chief Medical Officer	2017	$385,000	$216,563		$236,305	$48,613	$886,481

(1)

Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 5 to our consolidated financial statements. In December 2018 Mr. Shallcross was issued an option to purchase 200,000 shares of common stock; the awards vest monthly over 36 months.

(2)

The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officers. These benefits are offered to all Synthetic Biologics’ employees who work at least 17.5 hours per week.

(3)	Mr. Shallcross was appointed as our Chief Executive Officer on December 6, 2018. Mr. Shallcross’ annual salary is $550,000 commencing December 6, 2018.

(4)	These bonuses were earned in 2018 and paid in 2019.

(5)	Dr. Sliman was appointed our Chief Medical Officer effective January 17, 2017. His agreement expired January 16, 2019 and was not renewed.

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2018. We currently grant stock-based awards pursuant to our 2010 Stock Incentive Plan (the “2010 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”) and 2007 Stock Incentive Plan (the “2007 Stock Plan”).

Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steven Shallcross	12/06/18		200,000	$0.69	12/06/25
	12/20/17	5,239	10,477	$18.20	12/20/24
	11/30/16	9,921	4,365	$28.00	11/30/23
	12/04/15	2,858	-	$96.60	12/04/22
	06/01/15	25,715	-	$75.60	06/01/25

Joseph Sliman	12/20/17	3,905	7,810	$18.20	12/20/24
	01/17/17	3,449	1,950	$29.05	01/17/24
	11/30/16	6,504	2,862	$28.00	11/30/23
	12/04/15	7,858	-	$96.60	12/03/22
	12/31/14	858	-	$51.10	12/31/24
	02/24/14	10,001	-	$95.55	02/23/19

(1)	Shallcross and Sliman Options will vest pro rata, on a monthly basis, over 36 months.

Employment Agreements and Separation Agreement

Steven A. Shallcross, Chief Executive Officer, Chief Financial Officer

On April 28, 2015, we entered into a two-year employment agreement with Steven A. Shallcross (the “Initial Shallcross Employment Agreement”), who was appointed to serve as our Chief Financial Officer, Treasurer and Secretary, effective June 1, 2015. Pursuant to the Shallcross Employment Agreement, Mr. Shallcross was initially entitled to an annual base salary of $315,000, which was increased to $346,500 in 2016 and $381,150 in 2017. Additionally, Mr. Shallcross was granted options to purchase 25,715 shares of our common stock with an exercise price equal to the per share market price on the date of issue. These options vest pro rata, on a monthly basis, over 36 months. In 2015 and for each full calendar year thereafter, Mr. Shallcross is eligible for an annual performance bonus of up to seventy-five percent (75%) of his base salary. The annual bonus is to be based upon the Board’s assessment of Mr. Shallcross’ performance. The Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

On December 5, 2017, Mr. Shallcross was appointed as our Interim Chief Executive Officer. Effective December 20, 2017, we entered into an amendment to the Initial Shallcross Employment Agreement dated April 28, 2015, as amended on December 1, 2016 and May 31, 2017, to increase Mr. Shallcross’ annual base salary to $381,150 and for the period that Mr. Shallcross serves as Interim Chief Executive Officer, he shall receive a cash payment of $8,000 per calendar month; pro-rated for any partial months that Mr. Shallcross serves as Interim Chief Executive Officer, payable in accordance with our regular payroll practices.

On December 6, 2018, we entered into a three-year employment agreement with Mr. Shallcross (the “Subsequent Shallcross Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as our Chief Financial Officer. The Subsequent Shallcross Employment Agreement replaced the Initial Shallcross Employment Agreement. In addition, Mr. Shallcross was appointed as a director of the Company. Mr. Shallcross does not receive additional compensation for service as our director. The material terms of the Subsequent Shallcross Employment Agreement are set forth below.

Pursuant to the Subsequent Shallcross Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $550,000 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Subsequent Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Subsequent Shallcross Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Subsequent Shallcross Employment Agreement) then in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Subsequent Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein would terminate.

The Subsequent Shallcross Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Subsequent Shallcross Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by us for him.

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

Dr. Joseph Sliman, Former Chief Medical Officer

On January 17, 2017, we entered into a two-year employment agreement with Dr. Joseph Sliman (the “Sliman Employment Agreement”), who was promoted from the position of Senior Vice President–Clinical & Regulatory Affairs to the position of Chief Medical Officer, which agreement expired in January 2019 and was not renewed. On October 9, 2018, we received a letter from Dr. Sliman, purporting to provide notice of a right to terminate the Sliman Employment Agreement for “good reason”, alleging a material reduction in his duties, authorities, and responsibilities as an executive of the Company. We are reviewing with legal counsel our rights and remedies and dispute certain aspects regarding Mr. Sliman’s attempt to terminate the Sliman Employment Agreement.

Pursuant to the terms of the Sliman Employment Agreement, Dr. Sliman was entitled to an annual base salary of $385,000 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus was to be based upon the assessment of the Board of Dr. Sliman’s performance. Dr. Sliman was also granted a seven year incentive stock option to purchase one hundred and eighty-eight thousand nine hundred and twenty-seven (5,398) shares of our common stock, vesting pro rata on a monthly basis over a three year period. Dr. Sliman also signed a standard agreement that also includes confidentiality obligations and inventions assignments by Dr. Sliman and non-solicitation and non-competition provisions.

The Sliman Employment Agreement had a stated term of two years but provided that it could be terminated earlier pursuant to its term. The Sliman Agreement provided that if Dr. Sliman’s employment was terminated for any reason, he or his estate as the case may be, would be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however, that if his employment were terminated (1) by us without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) we would be obligated to continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of 12 months and (y) he would have the right to exercise any vested equity awards until the earlier of six months after termination or the remaining term of the awards, or (2) by reason of his death or Disability (as defined in each of the Sliman Employment Agreement), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six months after termination or the remaining term of the awards. In such event, if Dr. Sliman commenced employment with another employer and became eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein terminates.

The Sliman Employment Agreement provided for similar provisions upon a “Change in Control” (as defined in the Sliman Employment Agreement, as in the Subsequent Shallcross Employment Agreement

For purpose of the Sliman Employment Agreement, “Good Reason” is defined as the occurrence of any of the following events without the respective Dr. Sliman’s consent: (i) a material reduction in the Dr. Sliman’s base salary (other than an across-the-board decrease in base salary applicable to all of our executive officers); (ii) a material breach of the employment agreement by us; (iii) a material reduction in Dr. Sliman’s duties, authority and responsibilities relative to Dr. Sliman’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Dr. Sliman’s principal place of employment, without Dr. Sliman’s consent, in a manner that lengthens his one-way commute distance by fifty (50) or more miles from his then-current principal place of employment immediately prior to such relocation.

For purposes of the Sliman Employment Agreement, “Cause” is defined as that Dr. Sliman shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the Board of Directors in its sole and absolute discretion: (i) gross insubordination, acts of embezzlement or misappropriation of funds, fraud, dereliction of fiduciary obligations; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft (including entry of a nolo contendere plea); (iii) willful unauthorized disclosure of confidential information belonging to the us or entrusted to us by a client; (iv) material violation of any provision of the employment agreement, of any of our policies, and/or of a confidentiality agreement, which, to the extent it is curable by Dr. Sliman, is not cured by Dr. Sliman within 30 days of receiving written notice of such violation by us; (v) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Dr. Sliman’s duties; (vi) engaging in certain behavior; or (vii) willful failure to perform his written assigned tasks, where such failure is attributable to the fault of Dr. Sliman which, to the extent it is curable by Dr. Sliman, is not cured by Dr. Sliman within 30 days of receiving written notice of such violation by us.

Jeffrey Riley, Former Chief Executive Officer and President

Effective February 3, 2012, Jeffrey Riley was appointed to serve as our Chief Executive Officer and President. In connection with his appointment, Mr. Riley entered into a three-year employment agreement which was replaced upon its expiration with a new two year agreement in March 18, 2015 (the 2015 Riley Employment Agreement”).

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

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2018 regarding the compensation of our directors who at December 31, 2018 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)(3)	Other Compensation	Total

Jeffrey J. Kraws(2)	$176,000	$36,000	$-	$212,000

Scott Tarriff	$66,000	$36,000	$-	$102,000

Jeffrey Wolf	$74,000	$36,000	$-	$110,000

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2018 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)	Mr. Kraws was appointed as our independent, non-executive Chairman of the Board of Directors in May 2012. Pursuant to his agreement Mr. Kraws receives an annual retainer of $150,000 for serving as our Chairman.

(3)	As of December 31, 2018, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)

Jeffrey J. Kraws	100,660

Scott Tarriff	98,039

Jeffrey Wolf	97,802

During 2018, each non-employee member of the Board of Directors received an annual cash retainer of $43,000, our independent, non-executive Chairman of the Board of Directors receives an annual cash retainer of $150,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,750 for service on the Audit, Compensation and Nominations Committees, respectively, and the Chairman of the Audit, Compensation and Nominations Committees receive an additional annual cash fee of $15,000, $10,000 and $7,500, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 79,500 shares of our common stock, for a term of seven years, vesting prorata over thirty six months. In setting 2018 compensation for directors, the Compensation Committee relied upon the report that was provided by Korn Ferry Hay Group in November 2017 to provide an assessment of our director compensation relative to our peer group comprised of the 20 publicly-traded companies set forth above. After a review of the peer group analysis, it was determined that the annual cash retainer for serving on the board and the committee retainers would remain for 2019 the same as they were in 2018.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2018, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of February 27, 2019, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons know to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group.

	Shares Owned (1)
Name and Address of Beneficial Ownership (2)	Number of Share Owned	Percentages of Shares (3)

Jeffrey J. Kraws (4)	36,529	*
Steven Shallcross (5)	68,892	*
Joeseph Sliman (6)	35,258	*
Scott L. Tarriff (7)	44,516	*
Jeffrey Wolf (8)	27,135	*
All officers and directors as a group (5 persons)	212,626	1.3%
Hudson Bay Capital Management LP and affiliates(9)	1,496,555	9.6%
Sabby Volatility Warrant Master Fund, Ltd and affiliates(10)	1,117,459	7.2%
Iroquois Capital Management, L.L.C.(11)	1,641,231	9.99%

*	represents less than 1% of our common stock

(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of February 27, 2019.

(3)	As of February 27, 2019, the Company had 15,484,411 shares of common stock outstanding.

(4)	Includes 29,993 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following February 27, 2019. Does not include an additional 70,667 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following February 27, 2019.

(5)	Includes 68,892 shares issuable upon exercise of options held by Mr. Shallcross that are exercisable within the 60-day period following February 27, 2019. Does not include an additional 189,683 shares issuable upon exercise of options held by Mr. Shallcross that are not exercisable within the 60-day period following February 27, 2019.

(6)	Includes 35,258 shares issuable upon exercise of options held by Mr. Sliman that are exercisable within the 60-day period following February 27, 2019. Does not include an additional 9,939 shares issuable upon exercise of options held by Mr. Shallcross that are not exercisable within the 60-day period following February 27, 2019.

(7)	Includes (i) 8,572 shares purchased from us in our November 2016 offering, (ii ) 27,372 shares issuable upon exercise of options held by Mr. Tarriff that are exercisable within the 60-day period following February 27, 2019, and (iii) warrants to purchase 8,572 shares of our common stock, which warrants were acquired in our November 2016 offering. Does not include an additional 27,382 shares issuable upon exercise of options held by Mr. Tarriff that are not exercisable within the 60-day period following February 27, 2019.

(8)	Includes 27,135 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following February 27, 2019. Does not include an additional 70,667 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following February 27, 2019.

(9)	Includes warrants to purchase 1,496,555 shares of our common stock owned by Hudson Bay Master Fund Ltd. Share ownership information is based on information contained in a Schedule 13G filed by Hudson Bay Master Fund Ltd and Sander Gerber with the SEC on February 5, 2019 by Hudson Bay Capital Management LP, as the investment manager to Hudson Bay Master Fund Ltd, in whose name the securities are held and Sander Gerber, the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of the warrants. The business address of each of such entities and Mr. Gerber is 777 Third Avenue, 30th floor, New York, New York 10017. Pursuant to the terms of the warrant, the holder cannot exercise the warrant if the holder would beneficially own, after such exercise, in excess of 9.99% of the outstanding shares of our common Stock.

(10)	Information obtained from a Schedule 13G/A filed by Sabby Management, LLC, Sabby Volatility Warrant Master Fund, Ltd. and Hal Mintz with the SEC on January 17, 2019. Pursuant to the Schedule 13G/A: (i) Sabby Management, LLC,. Sabby Volatility Warrant Master Fund, Ltd. and Hal Mintz beneficially own 1,117,459 shares of our common stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of our common stock, but each indirectly own the shares of our Common Stock. Sabby Management, LLC, a Delaware limited liability company, indirectly owns the shares of common stock because it serves as the investment manager of Sabby Healthcare Warrant Master Fund, Ltd.. Mr. Mintz indirectly owns the shares of our common stock in his capacity as manager of Sabby Management, LLC. The principal business address of Sabby Healthcare Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands. The principal business address of Sabby Management, LLC and Hal Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(11)	Information obtained from a Schedule 13G filed by Iroquois Capital Management L.L.C., Mr. Abbe and Ms. Page with the SEC on February 14, 2019. Pursuant to the Schedule 13G. Iroquois Master Fund held 320,516 shares of our common stock, 941 shares of our Series B Preferred Stock convertible into 818,260 shares of our common stock and warrants to purchase 1,130,195 shares of our common stock and Iroquois Capital Investment Group LLC (“ICIG”) held 376,384 shares of our common stock, 1,231 shares of our Series B Preferred Stock convertible into 1,070,434 shares of our common stock and warrants to purchase 1,478,501 shares of our common stock, a Delaware limited liability company (“Iroquois”) Mr. Abbe and Ms. Page share authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund, (ii) Richard Abbe and Kimberly Page beneficially (“Mr. Abbe” and “Ms. Page,” together with Iroquois, the “Reporting Persons”). The business address of each of such entities and Mr. Abbe and Ms. Page is 205 East 42nd Street, 20th Floor, New York, NY 10017. Pursuant to the terms of the warrant and the Series B Preferred Stock, the holder cannot exercise the warrant or Series B Preferred Stock if the holder would beneficially own, after such exercise, in excess of 9.99% of the outstanding shares of our common Stock.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	-	$-	-
2007 Stock Incentive Plan	18,645	$63.84	-
2010 Stock Incentive Plan	920,337	$14.44	77,702
Equity compensation plans not approved by stockholders	N/A	N/A	.
Total	938,982	$15.17	77,702

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors has determined that Mr. Kraws, Mr. Tarriff and Mr. Wolf are independent directors.

Except as disclosed under “Executive Compensation,” there were no related party transactions during the two year’s ended December 31, 2018 or the current year.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2018 and 2017 by BDO USA, LLP.

	December 31,
	2018	2017
Audit Fees and Expenses (1)	$346,000	$305,000
	$346,000	$305,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2018 and2017.

1. Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets as of December 31, 2018 and 2017

3. Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

4. Consolidated Statements of changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

5. Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

6. Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1	At Market Issuance Agreement dated August 5, 2016 between Synthetic Biologics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed August 5, 2016, File No. 001-12584.)

1.2	Amendment No. 1 to At The Market Issuance Sales Agreement(Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 7, 2016, File No. 001-12584.)

1.3	Underwriting Agreement, dated October 10, 2018, by and between Synthetic Biologics, Inc. and A.G.P./Alliance Global Partners, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 51, 2018), File No. 001-12584.)

3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)

3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.5	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011, File No. 001-12584.)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)

3.7	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)

3.8	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2017, File No. 001-12584.)

3.9	Certificate of Designations for Series A Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

3.10	Certificate of Change Pursuant to NRS 78. 209(Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 13, 2018, File No. 001-12584.)

3.11	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2018, File No. 001-12584.)

3.12	Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.13	Certificate of Amendment to Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

*4.1	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

*4.2	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

*4.3	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

4.4	Form of Warrant to Purchase Common Stock issued to Griffin Securities, Inc. on October 30, 2012 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

4.5	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.6	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

4.7	Form of Warrant for Purchasers of Units (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014, File No. 001-12584.)

*4.8	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 10, 2015, File No. 333-206268.)

4.9	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 31, 2016, File No. 333-206268.)

4.10	Form of Series A Warrant to Purchase Common Stock issued November 18, 2016 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

4.11	Form of Series B Warrant to Purchase Common Stock issued November 18, 2016 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

4.12	Form of Warrant Agreement, dated November 18, 2016 between Synthetic Biologics, Inc. and Corporate Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

*4.13	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2017, File No. 333-220401.)

4.14	Form of Warrant issued December 26, 2017 to InSite Communications (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 10-Q filed May 5, 2018, File No. 001-12584.)

*4.15	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 2, 2018, File No. 333—227668.)

4.16	Warrant Agency Agreement, dated October 15, 2018, by and between Synthetic Biologics, Inc. and Corporate Stock Transfer, Inc. (including the form of warrant certificate)

10.1	License Agreement between The Regents of the University of California and Epitope Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 14, 2008, File No. 001-12584.)

*10.2	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.3	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

10.4	Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)

10.5	Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)

10.6	McLean Hospital Corporation Exclusive License Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed March 31, 2011, File No. 001-12584.)

10.7	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)

10.8	Registration Rights Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)

*10.9	Employment Agreement with Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2012, File No. 001-12584.)

10.10	Exclusive Channel Collaboration Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.11	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.12	First Amendment to Registration Rights Agreement between Synthetic Biologics, Inc. and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.13	Stock Purchase Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

10.14	Registration Rights Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

10.15	Joinder Agreement by and among Synthetic Biologics, Inc., NRM VII Holdings I, LLC and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

10.16	Patent License Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.17	Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.18	Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.19	First Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.20	Second Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.21	Third Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.22	Fourth Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.23	Exclusive License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.24	Exclusive Option Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.25	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.26	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel dated December 5, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.27	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.28	First Amendment to Exclusive License Agreement. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014, File No. 001-12584.)

*10.29	Employment Agreement, dated March 18, 2015, by and between Jeffrey Riley and the Company. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 19, 2015, File No. 001-12584.)

*10.30	Employment Agreement, dated March 18, 2015, by and between C. Evan Ballantyne and the Company. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 19, 2015, File No. 001-12584.)

10.31	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

*10.32	Employment Agreement, dated April 28, 2015, by and between Stephen A. Shallcross and the Company. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2015, File No. 001-12584.)

*10.33	Severance Agreement, dated April 29, 2015, by and between C. Evan Ballantyne and the Company. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 4, 2015, File No. 001-12584.)

10.34	Fifth Amendment to the Exclusive License Agreement with The Regents of The University of California, dated July 25, 2014. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)

10.35	Sixth Amendment to the Exclusive License Agreement with The Regents of The University of California, dated July 8, 2015. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)

10.36	Clinical Trial Agreement between Putney Drug Corp. and The Regents of The University of California, dated April 29, 2010. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)

10.37	Amendment to the Clinical Trial Agreement between Putney Drug Corp. and The Regents of The University of California, dated July 8, 2015. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on July 9, 2015, File No. 001-12584.)

10.38	Exclusive Channel Collaboration Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation dated as of August 10, 2015**. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)

10.39	Stock Issuance Agreement by and between Synthetic Biologics, Inc., and Intrexon Corporation, dated August 10, 2015. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)

10.40	Second Amendment to the Registration Rights Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation, dated as of August 10, 2015. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 10, 2015, File No. 001-12584.)

10.41	Amendment, dated August 29, 2015, to the Stock Purchase Agreement, dated December 3, 2013, by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel, M.D. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed September 3, 2015, File No. 001-12584.)

10.42	Third Amendment to the License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedar-Sinai Medical Center, dated September 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 5, 2015, File No. 001-12584.)

*10.43	Amendment to Employment Agreement by and between Synthetic Biologics, Inc. and Jeffrey Riley, dated as of December 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)

*10.44	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)

*10.45	Amendment to Employment Agreement by and between Synthetic Biologics, Inc. and Steven A. Shallcross, dated as of December 1, 2016. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed December 2, 2016, File No. 001-12584.)

*10.46	Employment Agreement by and between Synthetic Biologics, Inc. and Joseph Sliman dated as of January 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 19, 2017, File No. 001-12584.)

*10.47	Employment Agreement by and between Synthetic Biologics, Inc. and Jeffrey Riley dated as of February 27, 2017.

10.48	Share Purchase Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

*10.49	Amendment to Employment Agreement dated May 31,2017 between Synthetic Biologics, Inc. and Steven A. Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 2, 2017, File No. 001-12584.)

10.50	Separation Agreement dated December 5, 2017 between Synthetic Biologics, Inc. and Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 7, 2017, File No. 001-12584.)

*10.51	Amendment to Employment Agreement dated December 20,2017 between Synthetic Biologics, Inc. and Steven A. Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2017, File No. 001-12584.)

10.52	Registration Rights Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 12, 2017, File No. 001-12584.)

10.53	Fourth Amendment to Exclusive License Agreement entered into February 16, 2017 between Synthetic Biologics, Inc. and Cedars-Sinai Medical Center. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.54	Fifth Amendment dated August 22, 2017 to Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin(Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.55	Stock Purchase Agreement entered into as of September 5, 2018 by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc., and Cedars-Sinai Medical Center(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2018, File No. 001-12584.)

*10.56	Employment Agreement between Synthetic Biologics, Inc. and Steven A. Shallcross dated as of December 6, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 6, 2018), File No. 001-12584.

21	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) (1)

31.1	Certification of Steven A. Shallcross, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification of Steven A. Shallcross, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Steven A. Shallcross

Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: February 27, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven A. Shallcross, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2019	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2019	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: February 27, 2019	By:	/s/ Scott L. Tarriff
Scott L. Tarriff
Director

Date: February 27, 2019	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director

