Form 10-Q
period 2019-09-30
Synthetic Biologics, Inc.
filed 2019-11-04
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐       No ☒

As of October 31, 2019, the registrant had 16,806,430 shares of common stock, $0.001 par value per share, outstanding.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$18,650	$28,918
Prepaid expenses and other current assets	1,193	593
Total Current Assets	19,843	29,511

Property and equipment, net	425	607

Right of Use Asset	451	-

Deposits and other assets	23	23

Total Assets	$20,742	$30,141

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,452	$1,034
Accrued expenses	2,321	919
Accrued employee benefits	619	1,332
Deferred rent	-	99
Lease liability	241	-
Total Current Liabilities	5,633	3,384

Long term deferred rent	-	302
Lease liability - Long term	539	-

Total Liabilities	6,172	3,686
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 120,000 issued and outstanding	12,481	12,296
Stockholders' Equity:
Series B Convertible Preferred stock, $1,000 par value; 10,000,000 shares authorized, 7,638 issued and outstanding and 9,161 issued and outstanding	4,822	5,760
Common stock, $0.001 par value; 200,000,000 shares authorized, 16,808,758 issued and 16,806,430 outstanding and 15,484,411 issued and 15,482,083 outstanding	17	15
Additional paid-in capital	232,485	230,754
Accumulated deficit	(232,394)	(219,461)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	4,930	17,068
Non-controlling interest	(2,841)	(2,909)
Total Stockholders' Equity	2,089	14,159

Total Liabilities and Stockholders' Equity	$20,742	$30,141

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Operating Costs and Expenses:
General and administrative	$1,098	$1,474	$3,297	$4,525
Research and development	4,144	2,846	9,156	9,788
Total Operating Costs and Expenses	5,242	4,320	12,453	14,313

Loss from Operations	(5,242)	(4,320)	(12,453)	(14,313)

Other Income:
Change in fair value of warrant liability	-	626	-	4,064
Interest income	92	5	217	20
Total Other Income	92	631	217	4,084

Net Loss	(5,150)	(3,689)	(12,236)	(10,229)

Net Loss Attributable to Non-controlling Interest	(30)	(9)	(73)	(35)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(5,120)	$(3,680)	$(12,163)	$(10,194)
Series A Preferred Stock Dividends	(63)	(61)	(185)	(181)
Series B Preferred Stock Dividends	(70)	-	(585)	-

Net Loss Attributable to Common Stockholders	$(5,253)	$(3,741)	$(12,934)	$(10,375)

Net Loss Per Share - Basic and Dilutive	$(0.31)	$(0.93)	$(0.79)	$(2.73)

Weighted average number of shares outstanding during the period - Basic and Dilutive	16,805,257	4,028,304	16,313,326	3,802,812

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Stockholders Equity

(In thousands, except share amounts)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity

Balance at December 31, 2018	15,482,083	$15	9,161	$5,760	$230,754	$(219,461)	$(2,909)	$14,159

Stock-based compensation	-	-	-	-	64	-	-	64
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(61)	-	(61)
Issuance of SYN Biomics Stock	-	-	-	-	(36)	-	53	17
Conversion of Series B Preferred Stock to Common ($0.03 per share)	900,869	1	(1,036)	(638)	1,035	(398)	-	-
Net loss	-	-	-	-	-	(3,512)	-	(3,512)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at March 31, 2019	16,382,952	$16	8,125	$5,122	$231,817	$(223,432)	$(2,872)	$10,651

Stock-based compensation	-	-	-	-	91	-	-	91
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(61)	-	(61)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	45	45
Conversion of Series B Preferred Stock to Common ($0.03 per share)	262,608	1	(302)	(187)	303	(117)	-	-
Net loss	-	-	-	-	-	(3,531)	-	(3,531)
Non-controlling interest	-	-	-	-	-	-	(27)	(27)

Balance at June 30, 2019	16,645,560	$17	7,823	$4,935	$232,211	$(227,141)	$(2,854)	$7,168

Stock-based compensation	-	-	-	-	91	-	-	91
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(63)	-	(63)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	43	43
Conversion of Series B Preferred Stock to Common ($0.03 per share)	160,870	-	(185)	(113)	183	(70)	-	-
Net loss	-	-	-	-	-	(5,120)	-	(5,120)
Non-controlling interest	-	-	-	-	-	-	(30)	(30)

Balance at September 30, 2019	16,806,430	$17	7,638	$4,822	$232,485	$(232,394)	$(2,841)	$2,089

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)

Balance at December 31, 2017	3,671,014	$4	-	$-	$192,670	$(194,170)	$(1,914)	$(3,410)

Stock-based compensation	-	-	-	-	676	-	-	676
Fair Value of Warrants issued	-	-	-	-	9	-	-	9
Series A Preferred Stock Dividends ($0.02 per share)	-	-	-	-	-	(59)	-	(59)
Net loss	-	-	-	-	-	(2,316)	-	(2,316)
Non-controlling interest	-	-	-	-	-	-	(9)	(9)

Balance at March 31, 2018	3,671,014	$4	-	$-	$193,355	$(196,545)	$(1,923)	$(5,109)

Stock-based compensation	-	-	-	-	557	-	-	557
Series A Preferred Stock Dividends ($0.02 per share)	-	-	-	-	-	(61)	-	(61)
Stock issued under "at-the-market" offering	49,490		-	-	400	-	-	400
Net loss	-	-	-	-	-	(4,198)	-	(4,198)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at June 30, 2018	3,720,504	$4	-	$-	$194,312	$(200,804)	$(1,939)	$(8,427)

Stock-based compensation	-	-	-	-	475	-	-	475
Series A Preferred Stock Dividends ($0.02 per share)	-	-	-	-	-	(61)	-	(61)
Stock issued under "at-the-market" offering	1,628,498	1	-	-	6,020	-	-	6,021
Net loss	-	-	-	-	-	(3,680)	-	(3,680)
Non-controlling interest	-	-	-	-	-	-	(9)	(9)

Balance at September 30, 2018	5,349,002	$5	-	$-	$200,807	$(204,545)	$(1,948)	$(5,681)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(12,236)	$(10,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	246	1,708
Subsidiary stock issued to consultant	104	-
Warrant issued to consultant	-	9
Change in fair value of warrant liabilities	-	(4,064)
Depreciation and amortization	182	207
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(600)	268
Right of use asset	86	-
Accounts payable	1,419	(1,141)
Accrued expenses	1,403	(41)
Accrued employee benefits	(713)	(640)
Lease liability	(159)	-
Deferred rent	-	(66)
Net Cash Used In Operating Activities	(10,268)	(13,989)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from issuance ATM offering, net of issuance costs	-	6,422
Net Cash Provided By Financing Activities	-	6,422

Net decrease in cash	(10,268)	(7,567)

Cash and cash equivalents at beginning of period	28,918	17,116
Cash and cash equivalents at end of period	$18,650	$9,549

Noncash Financing Activities:
Right of use asset from operating lease	$538	$-
Conversion of Series B Preferred Stock	$938	$-
Deemed dividends for beneficial conversion features	$585	$-
In-kind dividends paid in preferred stock	$185	$181

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a diversified clinical-stage company leveraging the microbiome to develop therapeutics designed to prevent and treat gastrointestinal (GI) diseases in areas of high unmet need. The Company’s lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent (a) microbiome damage, (b) Clostridioides difficile infection (CDI), (c) overgrowth of pathogenic organisms, (d) the emergence of antimicrobial resistance (AMR) and (e) acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). The Company is also advancing SYN-020, an oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Form 10-K. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of results for the full year.

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

Liquidity

As of September 30, 2019, the Company has a significant accumulated deficit and with the exception of the three months ended June 30, 2010 and December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $18.7 million as of September 30, 2019, which includes the net proceeds of approximately $16.7 million from the sale of securities in October 2018 (the Offering) and net proceeds of approximately $12.2 million from sales of the Company’s Common Stock, $0.001 par value (the “Common Stock”) in “at-the-market” (ATM) equity offerings during 2018. With $17.6 million in cash available in early November 2019, the Company believes these resources will be sufficient to fund its operations through at least the end of the fourth quarter of 2020. Management believes its plan, which includes the further development of SYN-020 and additional testing of SYN-004 (ribaxamase) and SYN-010, will allow the Company to meet its financial obligations, further advance key products, and maintain the Company’s planned operations for at least one year from the issuance date of these consolidated financial statements, while not sacrificing the strategic direction of the Company. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), the Company’s long term business plan may not be accomplished and the Company may be forced to cease certain development activities. More specifically, the completion of a Phase 3 clinical trial will require significant financing or a significant partnership.

Reverse Stock Split

On August 10, 2018, the Company effected a one for thirty-five reverse stock split (the “Reverse Stock Split”) of its authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in these financial statements reflect the Reverse Stock Split.

Every thirty-five shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share of Common Stock. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

The Reverse Stock Split affected all issued and outstanding shares of Common Stock, as well as Common Stock underlying stock options, warrants and convertible instruments outstanding immediately prior to the effectiveness of the Reverse Stock Split. The Reverse Stock Split reduced the total number of shares of Common Stock outstanding at the time of the Reverse Stock Split from approximately 128.5 million to approximately 3.7 million.

Recent Accounting Pronouncements and Developments

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, Leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective transition approach and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the modified retrospective transition approach wherein we applied the guidance to each lease that had commenced as of January 1, 2019 (the beginning of effective date) with a cumulative effect adjustment as of that date. The prior comparative period was not adjusted under this method and the Company has provided the required disclosures under ASC 840, Leases for the comparative period to which ASC 840 is applied. The Company has have also elected to adopt the following package of practical expedients:

•	the Company did not reassess if any expired or existing contracts are or contain leases.
•	the Company did not reassess the initial direct costs for existing leases.
•	the Company did not reassess the classification of any expired or existing leases.

Additionally, the Company made ongoing accounting policy elections whereby it (i) did not recognize right of use (“ROU”) assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) does not combine lease and non-lease elements of its operating leases. The determination of whether an arrangement contains a lease and the classification of a lease, if applicable, is made at lease commencement.

Upon adoption of the new guidance on January 1, 2019, the Company recorded a ROU asset of approximately $537,000 (net of taxes and existing deferred rent liability) and recognized a lease liability of approximately $939,000.

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

Cash and cash equivalents include money market accounts of $98,000 as of September 30, 2019 and December 31, 2018 that are measured using Level 1 inputs.

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

3. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30, 2019	December 31, 2018
Prepaid manufacturing expenses	$1,001	$-
Prepaid consulting, subscriptions and other expenses	123	132
Prepaid insurance	65	419
Other receivable	4	-
Prepaid conferences, travel	-	42

Total	$1,193	$593

Property and equipment, net (in thousands)

	September 30, 2019	December 31, 2018
Computers and office equipment	$852	$852
Leasehold improvements	439	439
Software	11	11

	1,302	1,302
Less: accumulated depreciation and amortization	(877)	(695)

Total	$425	$607

Accrued expenses (in thousands)

	September 30, 2019	December 31, 2018
Accrued manufacturing costs	$1,283	$83
Accrued clinical consulting services	709	674
Accrued vendor payments	323	150
Other accrued expenses	6	12

Total	$2,321	$919

Accrued employee benefits (in thousands)

	September 30, 2019	December 31, 2018
Accrued bonus expense	$524	$907
Accrued vacation expense	95	118
Accrued severance	-	307

Total	$619	$1,332

4. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Common Stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of September 30, 2019, there were 8,959 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Common Stock reserved for issuance under the 2010 Stock Plan from 85,714 to 171,429. On May 15, 2015, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 171,429 to 228,572. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 228,572 to 400,000. On September 7, 2017, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 400,000 to 500,000. On September 24, 2018, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 500,000 to 1,000,000. On September 5, 2019, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Common Stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and expire between five and ten years after the grant date. As of September 30, 2019, there were 794,618 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized as compensation expense over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2019 and 2018. The assumptions used for the awards during the year ended December 31, 2018 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	86%
Risk-free interest rate	2.75%
Expected life of option	4 years

Expected dividends —The Company has never declared or paid dividends on the Common Stock and has no plans to do so in the foreseeable future.

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting;
•	half vesting immediately and remaining over three years;
•	in full on one-year anniversary date of grant date;
•	quarterly over three years;
•	annually over three years;
•	one-third immediate vesting and remaining annually over two years;
•	one-half immediate vesting and remaining over nine months;
•	one quarter immediate vesting and remaining over three years;
•	one quarter immediate vesting and remaining over 33 months; and
•	monthly over three years.

A summary of stock option activity for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance - December 31, 2017	359,076	$53.93	4.60	$1,800

Granted	671,500	$0.69
Expired	(78,667)	$67.02
Forfeited	(12,927)	$23.72
Balance - December 31, 2018	938,982	$15.18	6.19	$-

Expired	(68,173)	$64.76
Forfeited	(67,232)	$5.95

Balance - September 30, 2019 - outstanding	803,577	$11.74	5.64	$-

Balance - September 30, 2019 - exercisable	330,470	$26.77	4.89	$-

Grant date fair value of options granted - September 30, 2019		$-

Weighted average grant date fair value - September 30, 2019		$-

Grant date fair value of options granted - December 31, 2018		$301,000

Weighted average grant date fair value - December 31, 2018		$0.45

Stock-based compensation expense included in operating expenses related to stock options issued to employees and consultants for the three months ended September 30, 2019 and 2018 was $90,000 and $475,000 respectively, and $246,000 and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, total unrecognized stock-based compensation expense related to stock options was $305,000, which is expected to be expensed through June 2021.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2019 and 2018.

5. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of the Common Stock, and one five-year warrant to purchase one share of Common Stock at an exercise price of $1.38 per share (each a “Warrant” and collectively, the “Warrants”), with each Class A Unit to be offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 Warrants. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of Common Stock.

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

On November 18, 2016, the Company completed a public offering of 714,286 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the Common Stock. The stock and warrants were sold in combination, with two warrants for each share of Common Stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of Common Stock. The purchase price for each share of Common Stock and accompanying warrants was $35.00. The shares of Common Stock were immediately separable from the warrants and were issued separately. The per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants were each exercisable at any time on or after the date of issuance. The Series A warrants are exercisable until the four-year anniversary of the issuance date. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The warrants include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Condensed Consolidated Statements of Operations at each subsequent period. At September 30, 2019, the fair value of the warrant liability was $100. At September 30, 2018, the fair value of the warrant liability was $19,000, which resulted in non-cash income of $605,000 and $3.6 million for the three and nine months ended September 30, 2018, respectively. The warrants were valued on the date of grant and on each remeasurement period using Monte Carlo simulations.

The assumptions used by the Company are summarized in the following table:

	Series A
	December 31, 2018	November 18, 2016
Closing stock price	$0.56	$31.15
Expected dividends	0%	0%
Expected volatility	92.5%	85%
Risk free interest rate	2.50%	1.58%
Expected life of warrant	1.9 years	4.0 years

On October 10, 2014, the Company raised net proceeds of $19.1 million through the sale of 14,059,616 units at a price of $1.47 per unit to certain institutional investors in a registered direct offering. Each unit consisted of one share of the Common Stock and a warrant to purchase 0.50 shares of Common Stock. The warrants, exercisable for an aggregate of 200,852 shares of Common Stock, have an exercise price of $61.25 per share and a life of five years. The warrants vested immediately and expired on October 10, 2019.

The warrants issued in conjunction with the registered direct offering in October 2014 included a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Consolidated Statements of Operations at each subsequent period. At September 30, 2019, the fair value of the warrant liability was zero. At September 30, 2018, the fair value of the warrant liability was $200, which resulted in non-cash income of $21,000 and $415,000 for the three and nine months ended September 30, 2018, respectively. The warrants were valued on the date of grant using the Black-Scholes valuation model which approximates the value derived using Monte Carlo simulations. The assumptions used by the Company are summarized in the following table:

	December 31, 2018	October 10, 2014
Closing stock price	$0.56	$61.25
Expected dividends	0%	0%
Expected volatility	110%	95%
Risk free interest rate	2.60%	1.39%
Expected life of warrant	.79 years	5.0 years

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2017	$4,083
Change in fair value of warrant liability	(4,083)
Balance at December 31, 2018	-
Change in fair value of warrant liability	-
Balance at September 30, 2019	$-

A summary of all warrant activity for the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2017	915,138	$52.50
Granted	18,000,713	1.38
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	18,915,851	3.85
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2019	18,915,851	$3.85

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, is paid a monthly fee, and on January 24, 2018 was issued a warrant exercisable for 714 shares of the Common Stock on the date of issuance. The warrant is equity classified and the fair value of the warrant approximated $9,000 on the date of grant and was measured using the Black-Scholes option pricing model. This entire expense was recorded in the quarter ended March 31, 2018.

The assumptions used by the Company are summarized in the following table:

Issuance Date
Closing stock price	$18.55
Expected dividends	0%
Expected volatility	85%
Risk free interest rate	2.42%
Expected life of warrant (years)	4.92

A summary of all outstanding and exercisable warrants as of September 30, 2019 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.38	17,999,999	17,999,999	4.04 years
18.20	714	714	3.24 years
50.05	714,286	714,286	1.14 years
61.25	200,852	200,852	0.03 years
$3.85	18,915,851	18,915,851	3.88 years

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Included in net loss is the Series A preferred dividend from preferred shares issuance of $63,000 and $185,000 for the three and nine months ended September 30, 2019 and $61,000 and $181,000 for the three and nine months ended September 30, 2018, respectively. Net loss for the three and nine months ended September 30, 2019 also includes the Series B deemed dividend of $71,000 and $585,000. The deemed dividend relates to the discount provided to preferred stockholders upon conversion of their preferred stock to common shares and is subtracted from net loss (see Note 8). Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potentially dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2019 were 803,577 and 18,915,851, respectively, and for the three and nine months and ended September 30, 2018 were 347,765 and 915,852, respectively.

The following tables set forth the computation of diluted net loss per weighted average number of shares outstanding attributable to Synthetic Biologics, Inc. and Subsidiaries for the three and nine months ended September 30, 2019 and 2018 (in thousands except share and per share amounts):

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(5,253)	16,805,257	$(0.31)	$(12,934)	16,313,326	$(0.79)

Dilutive shares related to warrants	-	-	-	-	-	-

Net loss - Dilutive	$(5,253)	16,805,257	$(0.31)	$(12,934)	16,313,326	$(0.79)

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss - Basic	$(3,741)	4,028,304	$(0.93)	$(10,375)	3,802,812	$(2.73)

Dilutive shares related to warrants	-	-	-	-	-	-

Net loss - Dilutive	$(3,741)	4,028,304	$(0.93)	$(10,375)	3,802,812	$(2.73)

7. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation, and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement (the ‘Stock Purchase Agreement”) with Cedars-Sinai Medical Center (CSMC) for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which is exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C).

In consideration of the support provided by CSMC for the Study, the Company will pay $441,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB) : (i) issued to CSMC 50,000 shares of Common Stock of the Company; and (ii) transferred to CSMC an additional 2,420,000 shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of 7,480,000 shares of common stock of SYN Biomics, representing 17% of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and are based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During 2019, research and development expense recorded related to this transaction approximated $108,000 and $318,000 for the three and nine months ended September 30, 2019, respectively.

The Stock Purchase Agreement also provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Common Stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

8. Common and Preferred Stock

Series B Preferred Stock

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units , with each Class A Unit offered to the public at a public offering price of $1.15 per Class A Unit, and (ii) 15,723 Class B Units, with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Preferred Stock, with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 October 2018 Warrants. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

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

The conversion price of the Series B Preferred Stock and exercise price of the October 2018 Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Common Stock. The exercise price of the Warrants is subject to adjustment in the event of certain dilutive issuances. During the three and nine months ended September 30, 2019, 185 and 1,523 shares of Series B Preferred Stock, respectively, have been converted resulting in the recognition of $71,000 and $585,000 of unamortized discount from the conversion, respectively. As of September 30, 2019, 8,085 shares of Series B Preferred Stock have been converted resulting in the recognition of $3.1 million of unamortized discount. This is recorded as a deemed dividend in accumulated deficit.

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

The Company may not effect, and the holder will not be entitled to, exercise any Warrants or conversion of the Series B Preferred Stock, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise or conversion, as such percentage ownership is determined in accordance with the terms of the October 2018 Warrants or Series B Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company. The holders of the Series B Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of Common Stock. Upon a defined Fundamental Transaction, the holders of the Series B Preferred Stock are entitled to the same consideration as are holders of Common Stock. The Series B Preferred Stock ranks junior to existing Series A preferred stock but on parity with Common Stock. Liquidation preference is equal to an amount pari passu with the Common Stock on an as converted basis (i.e., there is no preference to Common Stock)

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying Common Stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2018, the Company recorded a discount of $9.1 million and immediately amortized the discount to record the deemed dividend.

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

The Series A Preferred Stock ranks senior to the shares of the Common Stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights on the distribution of assets upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of Common Stock at an initial conversion price of $18.90 per share, subject to certain customary anti-dilution adjustments.

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

The Series A Preferred Stock is classified as temporary equity due to the shares being (i) redeemable based on contingent events outside of the Company’s control, and (ii) convertible immediately and from time to time. Since the effective conversion price of the Series A Preferred Stock was less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to retained earnings as a “deemed dividend” and impacts earnings per share. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three and nine months ended September 30, 2019, the Company accrued dividends of $63,000 and $185,000, respectively. During the three and nine months ended September 30, 2018, the Company accrued dividends of $62,000 and $182,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

B. Riley FBR Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley FBR, Inc.), which enables the Company to offer and sell shares of the Common Stock with an aggregate sales price of up to $40.0 million from time to time through B. Riley FBR, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley FBR, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. For the year ended December 31, 2018, the Company sold through the B. Riley FBR Sales Agreement an aggregate of 3.5 million shares of the Common Stock, and received net proceeds of approximately $12.2 million. For the three and nine months ending September 30, 2018, the Company sold through the B. Riley FBR Sales Agreement an aggregate of 1.6 and 1.7 million shares of the Common Stock, and received net proceeds of approximately $6.0 million and $6.4 million. The Company has not sold any shares of common stock during 2019 through the B. Riley FBR Sales Agreement.

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

The Stock Purchase Agreement also provides CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Common Stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics. As of September 30, 2019, CSMC has not exercised its right to exchange its SYN Biomics shares for the Common Stock.

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the three and nine months ended September 30, 2019 and 2018, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

10. Commitments and Contingencies

Leases

All of the Company’s existing leases as of September 30, 2019 are classified as operating leases. As of September 30, 2019, the Company has one material operating lease for facilities with a remaining term expiring in 2022. The existing lease has fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the lease liability was 9.9%. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. Operating lease costs are presented as part of the general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2019 approximated $50,000 and $151,000, respectively. During the same period, operating cash flows used for operating leases approximated $75,000 and $224,000, respectively. During 2019, there were no ROU assets exchanged for operating lease obligations. The initial non-cash addition of ROU assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of September 30, 2019 is as follows (amounts in thousands of dollars):

Future undiscounted cash flows:
2019	$77
2020	309
2021	321
2022	192
Total	$899

Discount factor	$(119)
Lease liability	$780
Amount due within 12 months	$(241)
Non-current lease liability	$539

As of December 31, 2018, the Company’s future minimum lease payments were as follows (in thousands):

	2019	2020	2021	2022	Total
Operating Lease	$300	$309	$321	$192	$1,122

Total	$300	$309	$321	$192	$1,122

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

Overview

We are a diversified clinical-stage company leveraging the microbiome to develop therapeutics designed to treat gastrointestinal (GI) diseases in areas of high unmet need. Our lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). We are also advancing SYN-020, an early-stage oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases.

Our Product Pipeline:

aGVHD acute graft-vs-host disease; AMR antimicrobial resistance; bIAP bovine intestinal alkaline phosphatase; CDI Clostridioides difficile infection; CIC chronic idiopathic constipation; HCT hematopoietic cell transplant patients; IBS-C irritable bowel syndrome with constipation; VRE vancomycin resistant enterococci.

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) being designed to prevent aGVHD and infection by carbapenem resistant enterococci and SYN-007 (ribaxamase) DR being designed to prevent antibiotic associated diarrhea with oral β-lactam antibiotics. ²Dependent on funding/partnership.

*Based on management’s current beliefs and expectations.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR, and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Anticipate initiation of the Phase 3 clinical program proposed by the FDA for the prevention of CDI only after securing additional potential funding via a strategic partnership

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant patients

•     Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 adult allogeneic HCT recipients (Q3 2019)

•     Anticipate initiation of proposed Phase 1b/2a clinical trial to be conducted by Washington University in adult allogeneic HCT recipients in Q1 2020

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

•     Anticipate IND filing (Q1 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)

•     Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a neonatal non-human primate study (Q4 2017)

•     Collaborations with Intrexon, Inc. and UT Austin

Recent Developments

Our Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-010 clinical programs are focused on the gut microbiome, which is home to billions of microbes and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. Our plan remains focused on the advancement of our two lead clinical programs. We continue to actively manage resources in preparation for the clinical advancement of our two lead microbiome-focused clinical programs, SYN-004 (ribaxamase) and SYN-010, as well as our pre-IND program SYN-020, including our pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete this plan.

Clinical and Pre-Clinical Update

SYN-004 (ribaxamase) — Prevention of antibiotic-mediated microbiome damage, C. difficile infections (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host disease (aGVHD) in allogeneic HCT recipients

In August 2019, we entered into a Clinical Trial Agreement (CTA) with Washington University School of Medicine (“Washington University”) to conduct a Phase 1b/2a clinical trial. The proposed Phase 1b/2a single-center, randomized, double-blinded, placebo-controlled clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of oral SYN-004 (ribaxamase) in up to 36 adult allogeneic HCT recipients. Under the terms of this agreement, Synthetic Biologics will serve as the sponsor of the study and supply SYN-004 (ribaxamase). Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University will serve as the principal investigator of the trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

The goal of this proposed study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of 150 mg oral SYN-004 administered to allogeneic HCT recipients who receive an IV beta-lactam antibiotic to treat fever. Study participants will be enrolled into three sequential cohorts administered a different study-assigned IV beta-lactam antibiotic. Eight participants in each cohort will receive SYN-004 and four will receive placebo. Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV beta-lactam antibiotic. The study will also evaluate potential protective effects of SYN-004 on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 in allogeneic HCT recipients. During the fourth quarter, we intend to hold a Type-C meeting with FDA to solidify the clinical protocol parameters for this program with the intention of commencing enrollment during the first quarter of 2020, contingent upon agreement with the FDA and approval of the clinical study protocol by the Washington University School of Medicine’s Institutional Review Board (IRB). We anticipate that subsequent potential Phase 2/3 pivotal trial(s) in this patient population may consist of as many as 500 patients.

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

The primary objective for the Study is to determine the efficacy of SYN-010, measured as an improvement from baseline in the weekly average number of complete spontaneous bowel movements (CSBMs) during the 12-week treatment period for SYN-010 21 mg and 42 mg daily doses relative to placebo. Secondary efficacy endpoints for both dose strengths of SYN-010 will measure changes from baseline in abdominal pain, bloating, stool frequency as well as the use of rescue medication relative to placebo. Exploratory outcomes include adequate relief and quality of life measures using the well-validated EQ-5D-5L and PAC-SYM patient questionnaires. Enrollment in this study commenced in January 2019 and remains ongoing. After consulting with the investigators at Cedars-Sinai Medical Center, the study sponsor, enrollment is expected to extend beyond our previously anticipated timeline in order to accommodate the higher than anticipated screen-fail rates for patients who presented at screening with breath-methane levels below the protocol-required ten parts-per-million. In order to ensure the possibility of generating a meaningful data set of the highest quality, we are discussing with CSMC the opportunity for a data read out in the first half of 2020.

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of Intestinal Alkaline Phosphatase (IAP) formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” and promote a healthy microbiome. Based on these known mechanisms as well as our own supporting animal model data, we are developing SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. A key hurdle to commercialization has been the high cost of IAP manufacture. We believe we have developed technologies to traverse this hurdle and are currently advancing a SYN-020 product candidate through preclinical development and towards clinical trials. During the second quarter of 2019, we completed a pre-IND meeting with the FDA where we discussed nonclinical and clinical strategies and clarified requirements for IND-enabling toxicology studies to evaluate safety and pharmacokinetics of SYN-020 in healthy volunteers. As a result of these activities, we anticipate filing an IND for this program during the first quarter of 2020.

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have over 110 U.S. and foreign patents and over 100 U.S. and foreign patents pending. The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase). The SYN-010 program is supported by IP that is exclusively licensed to (and, in some cases co-owned by) Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent No. 9,192,618, which expires in at least 2023, includes claims that cover use of statins, including SYN-010, for the treatment of IBS-C. U.S. Patent No. 9,289,418, which expires in at least 2033, includes claims that cover the use of a variety of compounds, including the active agent of SYN-010, to treat constipation in certain screened patients. U.S. Patent No. 9,744,208 covers methods of use of the active agent of SYN-010 for the treatment of constipation until at least 2034. U.S. Patent No. 9,956,292 includes claims related to composition of matter of anti-methanogenic compositions that find use in treating IBS-C and will expire in at least 2035. Further, recently granted U.S. Patent No. 10,328,151, covers the composition of matter of the SYN-010 clinical agent and recently allowed U.S. Patent Application No. 15/810,891 covers methods of treating IBS-C with a statin, inclusive of SYN-010, in a selected patient population.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses decreased by approximately 26% to $1.1 million for the three months ended September 30, 2019 from $1.5 million for the three months ended September 30, 2018. This decrease is primarily due to decreased stock-based compensation expense related to forfeitures and decreased option grants, along with the reduction of investor relations and consulting costs. The charge related to stock-based compensation expense was $68,000 for the three months ended September 30, 2019, compared to $186,000 the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses increased by approximately 46% to $4.1 million for the three months ended September 30, 2019 from $2.8 million for the three months ended September 30, 2018. This increase is primarily the result of higher manufacturing and pre IND-enabling toxicology study costs for SYN-020 and the cost incurred to co-fund the investigator-sponsored Phase 2b clinical study of SYN-010. Research and development expenses also include a charge relating to stock-based compensation expense of $22,000 for the three months ended September 30, 2019, compared to $289,000 for the three months ended September 30, 2018.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended September 30, 2019 and 2018. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	September 30, 2019	September 30, 2018
SYN-010	$174	$76
Ribaxamase	73	56
Other therapeutic areas	7	3

Total direct costs	254	135
Total indirect costs	3,890	2,711

Total Research and Development Expenses	$4,144	$2,846

Other Income

Other income was $92,000 for the three months ended September 30, 2019, compared to other income of $631,000 for the three months ended September 30, 2018. Other income for the three months ended September 30, 2019 is primarily comprised of interest income while the three months ended September 30, 2018 is comprised of non-cash income of $626,000 from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was $5.3 million, or $0.31 per basic and dilutive common share for the three months ended September 30, 2019, compared to a net loss of $3.7 million, or $0.93 per basic common share and dilutive common share for the three months ended September 30, 2018. The net loss was primarily attributed to the loss from operations described above.

Nine Months Ended September 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses decreased by approximately 27% to $3.3 million for the nine months ended September 30, 2019, from $4.5 million for the nine months ended September 30, 2018. This decrease is primarily due to decreased stock-based compensation expense related to forfeitures and decreased option grants, along with the reduction of investor relations, consulting, registration, and legal costs. The charge related to stock-based compensation expense was $193,000 for the nine months ended September 30, 2019, compared to $800,000 the nine months ended September 30, 2018.

Research and Development Expenses

Research and development expenses decreased by 6% to $9.2 million for the nine months ended September 30, 2019, from $9.8 million for the nine months ended September 30, 2018. This decrease is primarily the result of lower SYN-004 (ribaxamase) indirect program costs for the nine months ended September 30, 2019, including salary and related expense reductions resulting from the 2018 restructuring and the fact that no clinical trial activity for SYN-004 (ribaxamase) was ongoing during the nine months ended September 30, 2019, offset by an increase in manufacturing and pre IND-enabling toxicology study costs for SYN-020. The research and development costs incurred during the nine months ended September 30, 2019 were primarily related to the investigator-sponsored Phase 2b clinical study of SYN-010 and manufacturing cost for SYN-020. Research and development expenses also include a charge relating to stock-based compensation expense of $53,000 for the nine months ended September 30, 2019, compared to $909,000 for the nine months ended September 30, 2018.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the nine months ended September 30, 2019 and 2018. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	September 30, 2019	September 30, 2018
SYN-010	$426	$305
SYN-004 (ribaxamase)	185	281
Other therapeutic areas	23	1
Total direct costs	634	587
Total indirect costs	8,522	9,201

Total Research and Development Expenses	$9,156	$9,788

Other Income

Other income was $217,000 for the nine months ended September 30, 2019, compared to other income of $4.1 million for the nine months ended September 30, 2018. Other income for the nine months ended September 30, 2019 is primarily due to interest income while the nine months ended September 30, 2018 is comprised of non-cash income of $4.0 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was $12.9 million, or $0.79 per basic and dilutive common share for the nine months ended September 30, 2019, compared to a net loss of $10.4 million, or $2.73 per basic common share and dilutive common share for the nine months ended September 30, 2018. The net loss was primarily attributed to the loss from operations described above.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $232.4 million as of September 30, 2019 and expect to continue to incur losses in the foreseeable future.

Our cash and cash equivalents totaled $18.7 million as of September 30, 2019, a decrease of $10.3 million from December 31, 2018. During the three and nine months ended September 30, 2019, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss attributable to Synthetic Biologics, Inc. and its Subsidiaries of $5.1 million and $12.2 million for the three and nine months ended September 30, 2019, respectively. With the 17.6 million of cash available in early November 2019, we believe these resources will be sufficient to fund our operations through at least the end of the fourth quarter of 2020.

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

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. With the cash available in early November 2019, we believe these resources will be sufficient to fund our operations through at least the end of the fourth quarter of 2020, including the anticipated completion of the ongoing Phase 2b investigator-sponsored clinical study of SYN-010, a potential Phase 1b/2a clinical study of SYN-004 (ribaxamase) in a specialty population for the prevention of aGVHD in allogeneic HCT recipients, as well as our preclinical activities and planned development of SYN-020.

Although our cash and cash equivalents are expected to be sufficient for us to fund the foregoing, our cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including initiation or completion of future registrational studies for SYN-010, the Phase 3 clinical program of SYN-004 (ribaxamase) for prevention of CDI, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future registrational studies of SYN-010, our Phase 3 clinical program of SYN-004 (ribaxamase) for prevention of CDI or later-stage clinical trials of SYN-020 until we are confident that we have funding necessary to complete such trials. In addition, following the completion of our ongoing Phase 2b clinical study of SYN-010, our planned potential Phase 1b/2a clinical study of SYN-004 (ribaxamase) and development of SYN-020, we anticipate needing to obtain additional funds for future clinical trials. We do not currently have commitments from any third parties to provide us with capital and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement) or debt and other sources. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of Common Stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership.

We do not have any committed sources of financing for future clinical trials at this time.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2019, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less), and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of September 30, 2019, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2019, our cash and cash equivalents consisted primarily of money market securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer (principal executive officer), who also serves as the Chief Financial Officer (principal financial officer), after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and nine months ended September 30, 2019, our operating activities used net cash of approximately $3.0 million and $10.3 million, respectively, and our cash and cash equivalents were $18.7 million as of September 30, 2019. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2019, our accumulated deficit totaled approximately $232.4 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents, including the proceeds of our recent public offering, will not be sufficient to complete our planned Phase 3 clinical trial for SYN-004, our planned Phase 3 clinical trial for SYN-010 or late-stage clinical trials of SYN-020, which are expected to require significant cash expenditures. In addition, based on the anticipated significant cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. In addition, based on the anticipated cost of our planned Phase 3 clinical trial for SYN-010, we expect that we may also reach the same determination regarding the feasibility of initiating and completing the trial without a partner given the capital constraints tied to our current market cap and share price at such time. Following the completion of our ongoing Phase 2b clinical study of SYN-010, our planned potential Phase 1a/2b clinical study of SYN-004 (ribaxamase) and anticipated Phase 1 clinical study of SYN-020, we anticipate needing to obtain additional funds for future clinical trials. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities is currently limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended September 30, 2019 in transactions that were not registered under the Securities Act.

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
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 4, 2019

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Clinical Trial Agreement between Washington University School of Medicine in St Louis and Synthetic Biologics, Inc. dated August 7, 2019 (incorporated by reference to the current report on Form 8-K (file no. 001-12584) filed with the Securities and Exchange Commission on August 8, 2019.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.