Form 10-K
period 2019-12-31
Synthetic Biologics, Inc.
filed 2020-02-20
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐ No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s recently completed second quarter, was approximately $8.95 million based on $0.55, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of February 18, 2020, the registrant had 16,956,865 shares of common stock outstanding.

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

 On August 10, 2018, we effected a one for thirty-five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Annual Report, reflect the Reverse Stock Split.

Item 1.	Business

Overview

We are a diversified clinical-stage company leveraging the microbiome to develop therapeutics designed to treat gastrointestinal (GI) diseases in areas of high unmet need. Our lead clinical candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). We are also advancing SYN-020, an early-stage oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases.

Our Product Pipeline

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

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Anticipate initiation of the Phase 3 clinical program proposed by the FDA for the prevention of CDI only after securing additional potential funding via a strategic partnership

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant (HCT) patients

•     Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)

•     Received official meeting minutes from FDA Type-C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)

•     Anticipate initiation of proposed Phase 1b/2a clinical trial to be conducted by Washington University in adult allogeneic HCT recipients in Q2 2020

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

•     Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)

•     Identified basic Drug Supply manufacturing process and potential tablet and capsule formulations (2H 2017)

•     Identified potential clinical indications with unmet medical need including enterocolitis associated with radiation therapy for cancer (Q1 2019)

•     Completed pre-IND (Investigational New Drug) meeting with the FDA to clarify requirements for IND-enabling toxicology studies and manufacturing requirements (Q2 2019)

•     Anticipate IND filing (Q2 2020)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)

•     Identified P2A as a potent carbapenemase that is stable in the GI tract

•     Manufactured a formulated research lot for oral delivery (2017)

•     Demonstrated microbiome protection in a pig model of ertapenem administration (Q1 2018)

•     Reported supporting data demonstrating SYN-006 attenuated emergence of antibiotic resistance in a pig model, including encoded beta-lactamases and genes conferring resistance to a broad range of antibiotics such as aminoglycosides and macrolides (Q1 2019)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)

•     Preclinical work ongoing to expand the utility of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics

•     Reported supportive data from a second canine animal model demonstrating that when co-administered with oral amoxicillin and oral Augmentin, oral SYN-007 did not interfere with systemic absorption of antibiotics but did diminish microbiome damage associated with these antibiotics (Q2 2018)

•     Reported supportive data demonstrating SYN-007 mitigated antibiotic-mediated gut microbiome alterations and maintained gut microbiome integrity when co-administered with oral amoxicillin in a dose-response canine study (Q2 2019)

•     Reported supportive data demonstrating SYN-007 protected the gut microbiome of dogs from amoxicillin and the beta-lactam/beta-lactamase inhibitor combination amoxicillin/clavulanate and also reduced the emergence of antibiotic resistance in a canine study (Q1 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)

•     Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a neonatal non-human primate study (Q4 2017)

•     Collaboration with UT Austin

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

SYN-004 (ribaxamase) — Prevention of antibiotic-mediated microbiome damage, C. difficile infections (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host disease (aGVHD) in allogeneic HCT recipients

SYN-004 (ribaxamase) is a proprietary oral capsule prophylactic therapy designed to degrade certain IV beta-lactam antibiotics excreted into the GI tract and thereby maintain the natural balance of the gut microbiome. Preventing beta-lactam damage to the gut microbiome has a range of potential therapeutic outcomes, including prevention of CDI, suppression of the overgrowth of pathogenic species (particularly antimicrobial-resistant organisms) and potentially reducing the incidence of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) patients. SYN-004 (ribaxamase) is a beta-lactamase enzyme intended to be co-administered with certain IV beta-lactam antibiotics as two-75 mg capsules which, when released in the proximal small intestine, has been shown to degrade beta-lactam antibiotics in the GI tract without altering systemic antibiotic levels. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics.

C. difficile Infection

C. difficile is the leading type of hospital acquired infection and is frequently associated with IV beta-lactam antibiotic treatment. The CDC identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may adversely alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay (estimated at 7 days), underlying illness, and immune-compromising conditions including the administration of chemotherapy and advanced age. According to a paper published in BMC Infectious Diseases (Desai K et al. BMC Infect Dis. 2016; 16: 303) the economic cost of CDI was approximately $5.4 billion in 2016 ($4.7 billion in healthcare settings; $725 million in the community) in the U.S., mostly due to hospitalizations.

Limitations of Current Treatments and Market Opportunity

CDI is a widespread and often drug resistant infectious disease. Approximately 20% of patients who have been diagnosed with CDI experience a recurrence of CDI within one to three months. Furthermore, controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of primary (incident) CDI. The current standard of care for primary CDI, as outlined by the Infectious Disease Society of America (IDSA), is to treat with powerful antibiotics such as fidaxomicin or vancomycin. Prolonged use of fidaxomicin and vancomycin has been shown to further exacerbate damage to the gut microbiome, leading to increased risk of CDI recurrence as well as the emergence of pathogenic and antimicrobial-resistant (AMR) organisms, such as vancomycin-resistant enterococci (VRE). AMR is a serious global threat and one which world leaders have begun to take action against. According to the European Society of Clinical Microbiology and Infections Disease (ECCMID), failure to address AMR could lead to a potential antibiotic Armageddon, resulting in 10 million deaths worldwide by 2050 and may cost as much as $100 trillion in worldwide economic output.

According to a paper published in BMC Infectious Diseases (Desai K (2016) Epidemiological and economic burden of Clostridium difficile in the United States: estimates from a modeling approach. BMC Infect Dis 16: 303), it is estimated that approximately 606,000 patients are infected with C. difficile annually in the U.S., and it has been reported that approximately 44,500 deaths are attributable to CDI-associated complications each year. According to IMS Health Incorporated*, in 2016, the potential addressable market for SYN-004 (ribaxamase) included approximately 227 million doses of intravenous Penicillin and Cephalosporin antibiotics which were administered in the United States and which may contribute to the onset of CDI. Additional data derived from IMS Health Incorporated states that in 2016, the worldwide market for SYN-004 (ribaxamase)-addressable intravenous beta-lactam antibiotics was approximately 7.5 billion doses, which may represent a multi-billion-dollar market opportunity for us. If approved, SYN-004 (ribaxamase) would be the first therapeutic intervention indicated to prevent the onset of antibiotic-mediated primary CDI.

Phase 1a and 1b Clinical Trial Pharmacokinetic Data

In March 2015, we reported supportive pharmacokinetic data from a Phase 1a clinical trial, which suggested that SYN-004 (ribaxamase) should have no effect on the IV antibiotic in the bloodstream, allowing the antibiotic to fight the primary infection. In February 2015, we reported supportive topline results from a subsequent Phase 1b clinical trial of escalating doses of oral SYN-004 (ribaxamase), with no safety or tolerability issues reported at dose levels and dosing regimens that were equivalent to or exceeded those expected to be studied in subsequent clinical trials. The Phase 1a (40 participants) and 1b (24 participants) clinical trials of SYN-004 (ribaxamase) were initiated in December 2014.

Two Phase 2a Clinical Trials: Topline Results

In December 2015, we reported supportive topline results from our first Phase 2a clinical trial of SYN-004 (ribaxamase). The study demonstrated that SYN-004 (ribaxamase) successfully degraded IV ceftriaxone in the chyme of ten participants with ileostomies without affecting the levels of ceftriaxone in the bloodstream. In May 2016, we reported supportive topline results from a second Phase 2a clinical trial of SYN-004 (ribaxamase) in 14 healthy participants with functioning ileostomies administered IV ceftriaxone with and without oral SYN-004 (ribaxamase). This second study demonstrated that the 150 mg dose of SYN-004 (ribaxamase), both alone and in the presence of the proton pump inhibitor (PPI), esomeprazole, degraded ceftriaxone excreted into the chyme resulting in ceftriaxone levels that were low or not-detectable. Ceftriaxone plasma concentrations in participants of the second study were not altered by SYN-004 (ribaxamase) in the presence or absence of an oral PPI, suggesting limited drug-drug interactions. The 150 mg dose strength of SYN-004 (ribaxamase) was well tolerated by all participants in this clinical trial.

Phase 2b Proof of Concept Clinical Trial Design & Results

In September 2015, we initiated a multicenter, randomized, placebo-controlled Phase 2b proof-of-concept clinical study in 412 patients (206 per group).

On January 5, 2017, we announced positive topline data from our Phase 2b proof-of-concept clinical trial intended to evaluate the ability of SYN-004 (ribaxamase) to prevent CDI, CDAD (C. difficile-associated diarrhea) and AAD (antibiotic-associated diarrhea) in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. Results from this study demonstrated that SYN-004 (ribaxamase) achieved its primary endpoint of significantly reducing CDI. Preliminary analysis of the data indicated seven confirmed cases of CDI in the placebo group compared to two cases in the SYN-004 (ribaxamase) treatment group. Patients receiving SYN-004 (ribaxamase) achieved a 71.4% relative risk reduction (p-value=0.045) in CDI rates compared to patients receiving placebo. SYN-004 (ribaxamase) treated patients also demonstrated a significant reduction in new colonization by vancomycin-resistant enterococci (VRE) compared to placebo (p-value=0.002). Results from this trial also demonstrated that patients administered ribaxamase in conjunction with IV-ceftriaxone demonstrated comparable cure rates (approximately 94%) for the treatment of primary infection compared to the placebo group. Results from this trial also demonstrated that the percentage of subjects reporting at least one treatment emergent adverse event (TEAE) was similar between SYN-004 (ribaxamase) and placebo treatment groups (40.8% vs 44.2%). Adverse events reported during this trial were comparable between treatment and placebo arms. Serious adverse events (SAEs) in the treatment arm, including fatal AEs which exceeded those in the placebo arm, were not considered drug-related by investigators at the clinical sites, or by an independent third-party, each of whom determined SAEs were attributable to disparities in the underlying health and comorbidities between the groups.

*	This information is an estimate derived from the use of information under license from the following IMS Health Incorporated information service: IMS Health Analytics for the full year 2016. IMS expressly reserves all rights, including rights of copying, distribution, and republication.

On October 6, 2016 we were awarded a government contract in the amount of $521,014 by the Centers for Disease Control and Prevention’s (CDC) Broad Agency Announcement (BAA) 2016-N-17812 to examine changes in the gut resistome of patients in our Phase 2b clinical study. Data generated under this contract are consistent with SYN-004’s (ribaxamase) mode of action of preserving the normal gut flora by degrading ceftriaxone in the upper GI tract of study participants treated with SYN-004 (ribaxamase). The data further demonstrated that SYN-004 (ribaxamase) significantly reduced the loss of microbial diversity, reduced overgrowth of opportunistically pathogenic species, and reduced the emergence of antimicrobial resistance (AMR) genes (such as VRE) caused by ceftriaxone treatment in SYN-004 (ribaxamase) treated patients compared to placebo.

Future Planning and Potential Regulatory Strategy for Prevention of Primary CDI

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

The primary efficacy endpoint of this Phase 3 clinical trial will be the reduction in the incidence of CDI at one month after the last drug dose in the SYN-004 (ribaxamase) treatment group versus placebo. We expect the clinical development costs to complete this trial to be in excess of $80 million and anticipate initiating the Phase 3 clinical program only after securing additional potential financing via a strategic partnership.

Acute Graft-Versus-Host-Disease in Allogeneic Hematopoietic Cell Transplant (allogeneic HCT) Recipients & SYN-004 (ribaxamase)

In parallel with our clinical and regulatory efforts, we completed a Health Economics Outcomes Research (HEOR) study, which was conducted to generate key insights on how we can expect Health Care Practitioners, or HCPs, to evaluate patient access for SYN-004 (ribaxamase) while also providing a framework for potential reimbursement strategies. After evaluating findings from the study, we believe that there is significant potential value in exploring the development of SYN-004 (ribaxamase) in a narrower patient population where the incidence of the disease endpoint is high and the clinical development may be less costly.

We believe allogenic hematopoietic cell transplant (HCT) recipients, who have a very high risk of CDI, VRE colonization and potentially fatal bacteremia, and acute-graft-vs-host disease (aGVHD) represent such a patient population. Published literature has demonstrated a strong association between these adverse outcomes and microbiome damage caused by IV beta-lactam antibiotics in these patients. Approximately 80-90% of HCT recipients receive IV beta-lactam antibiotics to treat febrile neutropenia. Penicillins and cephalosporins are first-line therapies in the USA and EU, whereas carbapenems are first-line in China. Antibiotic-mediated damage to the gut microbiome is strongly associated with GVHD, bloodstream infections, VRE bacteremia, transplant relapse, and increased mortality in HCT recipients, raising concern over the spectrum of antibiotics used during HCT.

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

Phase 1b/2a Clinical Study in Allogeneic HCT Recipients

In August 2019, we entered into a Clinical Trial Agreement (CTA) with the Washington University School of Medicine (Washington University) to conduct a Phase 1b/2a clinical trial of SYN-004 (ribaxamase). Under the terms of this agreement, we will serve as the sponsor of the study and supply SYN-004 (ribaxamase). Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University and a member of the SYN-004 (ribaxamase) steering committee will serve as the principal investigator of the clinical trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

On January 7, 2020, we announced the receipt of official meeting minutes from the FDA following a Type-C meeting held on December 2, 2019 at our request to discuss the development of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Based on the final meeting minutes, the Phase 1b/2a clinical trial will comprise a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of 150 mg oral SYN-004 (ribaxamase) administered to allogeneic HCT recipients four times per day who receive an IV beta-lactam antibiotic to treat fever. Study participants will be enrolled into three sequential cohorts administered a different study-assigned IV beta-lactam antibiotic. Eight participants in each cohort will receive SYN-004 (ribaxamase) and four will receive placebo.

Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV beta-lactam antibiotic. The clinical trial will also evaluate potential protective effects of SYN-004 (ribaxamase) on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 (ribaxamase) in allogeneic HCT recipients. Enrollment is expected to begin during the second quarter of 2020 contingent upon approval of the clinical study protocol by the Washington University School of Medicine’s Institutional Review Board (IRB) and the FDA.

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

Irritable Bowel Syndrome

IBS is a functional GI disorder characterized by gas, abdominal pain, bloating and diarrhea or constipation, or alternating episodes of both. The illness affects both men and women; however, two-thirds of diagnosed sufferers are women. The onset of IBS can begin anytime from adolescence to adulthood. Four bowel patterns may be seen with IBS including: IBS-C (constipation predominant), IBS-D (diarrhea predominant), IBS-M (mixed diarrhea and constipation) and IBS-U (unsubtyped). According to GlobalData’s IBS — Global Drug Forecast and Market Analysis to 2023 (December 2014 ), the prevalence of IBS in adults in the United States, Europe and Japan was expected to be 41.1 million in 2016, and it has been reported that up to 20 percent of all IBS patients have IBS-C. Extensive studies conducted by Dr. Pimentel and collaborators have shown that overproduction of methane gas is directly associated with bloating, pain and constipation in IBS-C patients. Investigators at Cedar Sinai Medical Center (CSMC) have discovered that inhibiting intestinal methane production may reverse constipation associated with IBS-C, and may be beneficial in treating other major diseases such as obesity, insulin resistance and type 2 diabetes.

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

First Phase 2 Clinical Trial (Study 1) Results (4 Week Placebo-Controlled Acute Study)

In December 2015, we reported topline results from our first Phase 2 (Study 1) placebo-controlled, randomized clinical trial of SYN-010, including lowered breath methane and improved stool frequency in patients with IBS-C. Study 1 was initiated in June 2015 and enrolled 63 patients who were randomized using a 1:1:1 ratio to one of three groups, including two different SYN-010 dose groups (21 mg and 42 mg) and a placebo group. Patients received single oral doses of SYN-010 or a placebo each day for 28 days. The primary objective of Study 1 was to evaluate the change from baseline in the area under the curve (AUC) of breath methane, as determined by a lactulose breath test, in methane-positive patients with IBS-C after seven days of treatment with one of two dose levels of SYN-010 as compared with a placebo. The trial’s secondary endpoints included improvement in the number of complete spontaneous bowel movements (CSBM) per week, and improvement in abdominal pain and bloating per standard scales required per FDA guidance. There were no serious adverse events observed.

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

Second Phase 2 Clinical Trial (Study 2) Results (8 Week Open-Label Extension Study)

In January 2016, we reported topline data from our second Phase 2 clinical trial (Study 2) of SYN-010, which was initiated in October 2015. As patients completed Study 1, they were eligible to immediately rollover into the second Phase 2 clinical trial (multi-center, open-label) of SYN-010 (Study 2) that evaluated the sustainability of the effect of one dose strength of SYN-010 (42 mg) on breath methane production in 54 breath methane-positive patients with IBS-C, as well as key clinical outcomes, including frequency of CSBM, abdominal pain and bloating.

Patients in Study 2 received a minimum of 8 weeks of treatment with SYN-010 42 mg. Study 2 met its primary endpoint as patients who completed Study 2 demonstrated a statistically significant decrease in methane production (p=0.002) from the beginning of Study 1 (Baseline, Day 1, prior to any drug administration in the randomized study) to the end of Study 2 (12 weeks, Day 84). Data from Study 2 also showed improvements in secondary efficacy endpoints, including: (1) a statistically significant reduction in the mean IBS Symptom Severity Score (IBS-SSS; p<0.0001), which includes abdominal pain, bloating, stool frequency and quality of life scores, for all patients from Study 1 baseline to the end of Study 2, and (2) an increase in the percentage of patients identified as Monthly Responders, an FDA-defined composite measure incorporating improvements in CSBMs and abdominal pain. Daily doses of SYN-010 were well-tolerated by IBS-C patients over the combined 12 weeks of the Phase 2 clinical trials (Study 1 & Study 2) (at least 8 weeks of SYN-010 42 mg). No serious adverse events were observed and there were no incidences of drug-related diarrhea.

Additional Outcomes from Phase 2 Clinical Trials (Study 1 & Study 2)

We reported additional clinical data at DDW 2016 from the 57 patients who completed Study 1 and the 54 patients who completed Study 2 demonstrating clinically meaningful improvements in several measurable endpoints. The data demonstrated that the 42 mg dose strength of SYN-010 had a similar overall drug response rate to comparable FDA approved and clinical stage therapies for the treatment of IBS-C with a significantly lower rate of diarrhea in study participants. Data from Study 1 also demonstrated that three times as many patients in the placebo group required rescue medication (laxative) compared to either the 21 mg or 42 mg dose strength of SYN-010. Patients who participated in both Study 1 and Study 2 and who were administered the 42 mg dose strength of SYN-010 for at least eight weeks demonstrated a decrease in breath methane AUC and an increase in complete spontaneous bowel movements (CSBM) (inverse correlation, p=0.0259). A similar inverse correlation (p=0.0028) was observed between breath methane AUC and spontaneous bowel movements (SBM). Clear improvements in abdominal pain, bloating and quality of life measures (IBS-SSS) in participants who were administered SYN-010 were observed compared to placebo.

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

End of Phase 2 Meeting with FDA

On July 20, 2016, we participated in an End of Phase 2 meeting with the FDA. On January 18, 2017, and in accordance with guidance from the FDA, we confirmed the design of a Phase 2b/3 adaptive clinical study which could be considered our first pivotal trial intended to further evaluate the efficacy, safety and dose-response of SYN-010. Consistent with FDA written guidance, the primary objective for this study is to determine the efficacy of SYN-010, measured as an improvement from baseline in the percentage of overall weekly responders during the 12-week treatment period1 for SYN-010 21 mg and 42 mg daily doses compared to placebo. Secondary efficacy endpoints for both dose strengths of SYN-010 will measure changes from baseline in abdominal pain, bloating, bowel movement frequency and stool consistency. Exploratory outcomes include adequate relief and quality of life measures using the well-validated EQ-5D-5L and PAC-SYM patient questionnaires. We expect the clinical development costs to complete the Phase 2b/3 clinical trial, as designed, to be in excess of $80 million. At this time, we are seeking opportunities to reduce the anticipated clinical costs of potential future registration studies and anticipate initiating such clinical trials only after securing additional potential financing via a strategic partnership

1 An overall 12-week responder is defined as a subject with a weekly response in at least 50% of the weeks of treatment (6 of 12 weeks). Weekly Responder is defined as a patient who experiences a decrease in weekly average score for worst abdominal pain in the past 24 hours of at least 30% compared with Study 1 Baseline and a stool frequency increase of 1 or more CSBM per week compared with Study 1 Baseline.

Investigator-Sponsored Phase 2b clinical study

On September 5, 2018, we entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by us and CSMC in order to further evaluate the efficacy and safety of SYN-010.

The Phase 2b study is being conducted out of the Medically Associated Science and Technology (MAST) Program at CSMC and is a 12-week, placebo-controlled, double-blind, randomized clinical trial to evaluate two dose strengths of oral SYN-010 21 mg and 42 mg in as many as 150 patients diagnosed with IBS-C using a breath methane screening level as a criteria for patient enrollment.

The primary objective for the study is to determine the efficacy of SYN-010, measured as an improvement from baseline in the weekly average number of complete spontaneous bowel movements (CSBMs) during the 12-week treatment period for SYN-010 21 mg and 42 mg daily doses relative to placebo. Secondary efficacy endpoints for both dose strengths of SYN-010 will measure changes from baseline in abdominal pain, bloating and stool frequency as well as the use of rescue medication relative to placebo. Exploratory outcomes include Adequate Relief and quality of life measures using the well-validated EQ-5D-5L and PAC-SYM patient questionnaires.

Enrollment in this study commenced in January 2019 and remains ongoing. Importantly, this study will aim to generate a comprehensive and meaningful data set to provide additional insights and address specific queries into potential SYN-010 clinical efficacy, including dose response, length of treatment and microbiome effects, intended to be evaluated in the FDA-agreed Phase 2b/3 adaptive design clinical program. We believe outcomes from this clinical trial are important to solidifying existing clinical outcomes data, and potentially simplifying and reducing costs for future Phase 3 clinical development. Generating such a data set requires rigorous screening criteria in order to obtain reliable baseline parameters that includes foregoing current constipation interventions for a period of time prior to breath methane screening. This has proven challenging for a portion of prospective participants leading to higher than anticipated and inadvertent patient-related screen-fail rates for IBS-C patients who presented at screening with breath-methane levels below the protocol-required ten parts-per-million. We recently met with the study investigators at Cedars-Sinai and following some discussion, we collectively determined that generating a meaningful data set may be possible with a smaller patient population than previously anticipated. However, in order to ensure the possibility of generating a meaningful data set of the highest quality with a smaller patient population, the study investigators may elect to conduct a blinded interim or futility analysis in advance of a topline data readout to determine whether the study is adequately powered and/or should continue as planned beyond the previously anticipated completion timeline. We believe the successful completion of this study will allow us to re-engage with prospective partners, both domestically and abroad, who found the results from our previously completed Phase 2 studies compelling and have indicated their interest in reviewing a more robust and meaningful clinical data set.

During the fourth quarter of 2019, we engaged a well-known and highly regarded consultancy group to conduct a commercial assessment of the IBS-C and Chronic Idiopathic Constipation (CIC) landscape which we believe will serve to better inform strategic decision making as it relates to potential partnering and future commercialization opportunities. Initial findings from the commercial assessment indicate that while GIs and KOLs view IBS-C and CIC as similar but separate disease states, they often treat both conditions utilizing nearly indistinguishable therapeutic interventions. This presents an interesting opportunity to potentially expand the SYN-010 addressable market as we believe SYN-010 can provide a therapeutic benefit for CIC patients who test positive for elevated breath methane. These findings may also have implications for future Phase 3 clinical development plans, as the inclusion of methane-positive CIC patients in future registration studies may allow for less expensive and accelerated clinical trials.

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

Research Programs

Our research programs are primarily directed to the development of GI acting products that have generated preclinical proof-of-concept with two pipeline products (SYN-006 and SYN-007) that expand the potential utility of our beta-lactamase strategy. We are also proceeding to an IND with an unrelated oral enzyme product (SYN-020) with broad potential application to prevent and/or treat GI disease.

SYN-020 — Oral Intestinal Alkaline Phosphatase (IAP)

SYN-020 is a quality-controlled, recombinant version of Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” and promote a healthy microbiome. Based on these known mechanisms as well as our own supporting animal model data, we are developing SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers, including the treatment and prevention of radiation enteropathy secondary to cancer therapy as a first indication. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram. We are currently advancing a SYN-020 product candidate through preclinical development and towards clinical trials. During the second quarter of 2019, we completed a pre-IND meeting with the FDA where we discussed nonclinical and clinical strategies and clarified requirements for IND-enabling toxicology studies to evaluate safety and pharmacokinetics of SYN-020 in healthy volunteers. During the fourth quarter of 2020, we made additional progress towards the completion of IND-enabling toxicology studies and assay development that are expected to support the filing of an IND for this program during the second quarter of 2020.

SYN-007 — Prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR)

We are currently developing two pipeline products to expand the potential utility of our beta-lactamase strategy. SYN-007 is a specially formulated version of SYN-004 (ribaxamase) designed to degrade orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-007 is formulated for release in the distal small intestine to allow systemic absorption of the oral antibiotic while still providing protection upstream of the colon and to the gut microbiome. SYN-007 is designed for patients who have been administered SYN-004 (ribaxamase) in combination with intravenous beta-lactam antibiotics and who are then transferred to an oral beta-lactam antibiotic, thereby extending gut microbiome protection from antibiotic-mediated dysbiosis. An additional indication of potential interest is the prevention of antibiotic-associated diarrhea in patients being treated with amoxicillin clavulanate. Data from a canine study completed during the second half of 2017 demonstrated that, when co-administered with oral amoxicillin, oral SYN-007 did not interfere with amoxicillin absorption and did demonstrate protection of the gut microbiome. The data from this canine study were presented during recent microbiome conferences in 2017 and 2018. Additional data was reported in 2019 from a dose-response canine study which demonstrated SYN-007 mitigated antibiotic-mediated gut microbiome alteration and maintained gut microbiome integrity when co-administered with oral amoxicillin. During the first quarter of 2020, we reported additional supporting preclinical data demonstrating SYN-007 protected the gut microbiome of dogs from amoxicillin and the beta-lactam/beta-lactamase inhibitor combination amoxicillin/clavulanate and also reduced the emergence of antibiotic resistance in a canine study. Preclinical work in the canine model is ongoing to optimize the dose of SYN-007.

SYN-006 — Prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR)

SYN-006 has the potential to further expand the utility of our SYN-004 (ribaxamase) program to a broader spectrum of IV beta-lactam antibiotics in the GI tract to include carbapenem antibiotics. Carbapenems are broad-spectrum beta-lactam antibiotics that have been shown to significantly damage the gut microbiome, incur a high risk for C. difficile infection, and enable GI overgrowth with multidrug resistant organisms. Carbapenems are frequently a last line of defense antibiotic, therefore the emergence and spread of carbapenem resistance presents an urgent threat. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). It is anticipated that, by protecting the gut microbiome from exposure to carbapenem antibiotics, SYN-006 may potentially diminish the spread of such resistance. At the ID Week 2017 conference, we presented a poster demonstrating SYN-006’s broad activity against four carbapenem antibiotics as well as efficacy in a canine model. The poster also showed data from a porcine model indicating that the carbapenem ertapenem and potently damaged gut microbiomes and mediated expansion of antibiotic resistance genes in the GI tract. We have successfully formulated SYN-006 for oral delivery and evaluated it in a porcine efficacy model in conjunction with IV ertapenem. The data, presented at a clinical conference during the first quarter of 2018, demonstrated that SYN-006 did not interfere with serum levels of ertapenem and did diminish antibiotic-mediated dysbiosis. In addition to its potential ability to prevent IV carbapenem-mediated CDI and AMR, additional clinical indications for SYN-006 could include prevention of carbapenem-resistant Enterobacteriaceae (CRE) in cancer chemotherapy patients. Carbapenems are a first-line treatment for febrile neutropenia (FN) in hematologic cancer patients in China. Infection by CRE is a recognized and increasing health threat in China where the estimated CRE infection rate is between 10% and 20% in non-HCT chemotherapy patients and is associated with high mortality. In 2019, we reported additional supportive preclinical data demonstrating SYN-006 attenuated emergence of antibiotic resistance in a pig model, including encoded beta-lactamases and genes conferring resistance to a broad range of antibiotics such as aminoglycosides and macrolides.

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

On April 19, 2017, we announced supportive preclinical data demonstrating hu1B7 provided five weeks of protection from pertussis in neonatal non-human primates. Control animals (n=6), infected with Bordetella pertussis (B. pertussis) at five weeks of age demonstrated marked elevations in white blood cell counts and most exhibited behavioral signs of pertussis, including coughing and diminished activity. In contrast, the experimental animals (n=7), who were treated with hu1B7 at two days of age and then infected five weeks later, had significantly lower peak white blood cell counts (p=0.004) that remained within the normal range or were only slightly elevated. Importantly, all seven of the animals that received prophylactic hu1B7 appeared healthy and none exhibited any behavioral signs of pertussis. Building on this early success, we performed preclinical testing of a modified version of hu1B7 that has the potential to extend the plasma half-life. The modified hu1B7 achieved higher plasma levels at five weeks than the parental hu1B7 antibody and was efficacious in preventing clinical pertussis. The extended half-life antibody has the potential to substantially reduce the required dose and cost for prophylaxis for application in the Developing World. This study expands the potential clinical utility beyond treatment to also include prophylaxis.

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have over 110 U.S. and foreign patents and over 100 U.S. and foreign patents pending. The SYN-004 (ribaxamase) program is supported by proprietary IP, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase). The SYN-010 program is supported by IP that is exclusively licensed to (and, in some cases co-owned by) us, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent No. 9,192,618, which expires in at least 2023, includes claims that cover use of statins, including SYN-010, for the treatment of IBS-C. U.S. Patent No. 9,289,418, which expires in at least 2033, includes claims that cover the use of a variety of compounds, including the active agent of SYN-010, to treat constipation in certain screened patients. U.S. Patent No. 9,744,208 covers methods of use of the active agent of SYN-010 for the treatment of constipation until at least 2034. U.S. Patent No. 9,956,292 includes claims related to composition of matter of anti-methanogenic compositions that find use in treating IBS-C and will expire in at least 2035. Further, U.S. Patent No. 10,328,151, covers the composition of matter of the SYN-010 clinical agent and U.S. Patent 10,519,515 covers methods of treating IBS-C with a statin, inclusive of SYN-010, in a selected patient population.

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

Under the terms of the CSMC License Agreement we issued 9,569 unregistered shares of our common stock to CSMC, as payment of an initial license fee and patent reimbursement fees of $150,000 and $220,000, respectively. The parties also entered into a Stock Purchase Agreement with respect to such stock issuance and other issuances of unregistered shares of our common stock that may be issued to CSMC in lieu of cash, including license fees, milestone payments, expense reimbursements and option fees under the CSMC License Agreement. Commencing on the second anniversary of the CSMC License Agreement, SYN Biomics began paying an annual maintenance fee, which payment is creditable against annual royalty payments owed under the CSMC License Agreement. In addition to royalty payments which are a percentage (in the low single digits and are subject to reduction under certain circumstances) of Net Sales (as defined in the CSMC License Agreement) of Licensed Products (as defined in the CSMC License Agreement) and Licensed Technology products (as defined in the CSMC License Agreement), SYN Biomics is obligated to pay CSMC a percentage of any non-royalty sublicense revenues (ranging from 20% if prior to initiation of Phase 3 clinical trial to 15% if after initiation of a Phase 3 clinical trial). During the year ended December 31, 2016, SYN Biomics paid CSMC an aggregate of $350,000 in milestone payments and is obligated to pay CSMC additional consideration up to $3,500,000 upon the achievement of the following milestones (i) initiation of Phase 3 dosing for each additional indication of a Licensed Product or Licensed Technology Product; (ii) successful Phase 3 trial completion for each Licensed Product and each Licensed Technology Product; (iii) the FDA’s acceptance of a New Drug Application for each Licensed Product and each Licensed Technology Product; (iv) regulatory approval for each Licensed Product and each Licensed Technology Product; and (vi) the first commercial sale of each Licensed Product and each Licensed Technology Product. There were no milestone payments made during years ended December 31, 2019 and 2018.

The CSMC License Agreement terminates: (i) automatically if SYN Biomics enters into a liquidating bankruptcy or other specified bankruptcy event or if the performance of any term, covenant, condition or provision of the CSMC License Agreement will jeopardize the licensure of CSMC, its participation in certain reimbursement programs, its full accreditation by the Joint Commission of Accreditation of Healthcare Organizations or any similar state organizations, its tax exempt status or is deemed illegal; (ii) upon 30 days’ notice from CSMC if SYN Biomics fails to make a payment or use commercially reasonable efforts to exploit the patent rights; (iii) upon 60 days’ notice from CSMC if SYN Biomics fails to cure any breach or default of any material obligations under the CSMC License Agreement; or (iv) upon 90 days’ notice from SYN Biomics if CSMC fails to cure any breach or default of any material obligations under the CSMC License Agreement. SYN Biomics also has the right to terminate the License Agreement without cause upon 6 months’ notice to CSMC.

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

On August 29, 2015, we, SYN Biomics and Dr. Pimentel entered into the Pimentel Amendment to the Pimentel Stock Purchase Agreement entered into on December 3, 2013, which accelerated the date upon which Dr. Pimentel can exchange his shares of common stock in SYN Biomics for shares of our common stock. On August 29, 2015, Dr. Pimentel notified us of his intent to exchange all of the shares of common stock in SYN Biomics owned by him for 38,572 shares of our common stock in accordance with the terms of the Pimentel Stock Purchase Agreement, as amended and the exchange was effectuated on August 31, 2015. We filed a “resale” registration statement to register 5,715 shares issued to Dr. Pimentel, which was declared effective by the SEC on October 15, 2015.

On September 5, 2018, we entered into an agreement with CSMC for CSMC to conduct an investigator-sponsored Phase 2 clinical study of SYN-010 to be co-funded by us and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010.

In consideration of the support provided by CSMC for the Study, we entered into a Stock Purchase Agreement with CSMC pursuant to which we: (i) issued to CSMC fifty thousand (50,000) shares of our common stock; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its SYN Biomics, Inc. owned by us, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock.

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

Washington University School of Medicine in St. Louis Clinical Trial Agreement

In August 7, 2019, we entered into a clinical trial agreement (“CTA”) with Washington University School of Medicine in St. Louis (“Washington University”) to conduct a Phase 1b/2a single-center, randomized, double-blinded, placebo-controlled clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of oral SYN-004 (ribaxamase) in up to 36 adult allogeneic hematopoietic cell transplant (HCT) recipients (the “Study”). Under the terms of the CTA, we will serve as the sponsor of the Study and supply SYN-004 (ribaxamase), as well as compensate Washington University for all research services to be provided in connection with the Study which is estimated to cost approximately $3,200,000. Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University will serve as the principal investigator of the trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

The CTA continues in effect until completion of all obligations under the CTA. Either party may terminate the CTA prior to completion of its obligations (i) if authorization of the study is withdrawn by the FDA; (ii) if the emergence of any adverse reaction or side effect with SYN-004 (ribaxamase) administered in the Study is of such magnitude or incidence in the opinion of either party to support termination; or (iii) upon a breach of the terms of the CTA if the breaching party fails to cure the breach within 30 days after receipt of notice. We have the right to terminate the CTA (i) effective immediately if Washington University fails to perform the study in accordance with the terms of the protocol, the CTA or applicable laws or regulations or if Washington University or the principal investigator become debarred or (ii) upon 14 days written notice and Washington University has the right to terminate the CTA upon 14 days notice if the principal investigator becomes unable to perform or complete the Study and the parties have not, prior to the expiration of such fourteen (14) day period, agreed to an alternative principal investigator.

The University of Texas at Austin License Agreement and Sponsored Research Agreement

On December 19, 2012, we entered into a Patent License Agreement (the “Texas License Agreement”) with UT Austin for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies developed in the lab of Dr. Jennifer A. Maynard, Associate Professor of Chemical Engineering. In accordance with the terms of the Texas License Agreement we made the following payments to the UT Austin: a payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014 and a $25,000 payment on December 31, 2015. The Texas License Agreement also provides that UT Austin is entitled to milestone payments of $50,000 upon commencement of Phase 1 Clinical Trials, $100,000 upon commencement of Phase 3 Clinical Trials, $250,000 upon NDA submission in the United States, $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, the University is entitled to a running royalty upon Net Product Sales and Net Service Sales (as defined in the Texas License Agreement and currently projected to be 2037 (not accounting for possible extensions)). The License Agreement terminates upon the expiration of the patent rights (as defined in the Texas License Agreement); provided, however that the Texas License Agreement is subject to early termination by us in our discretion and by the University for a breach of the Texas License Agreement by us.

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. We paid the University a fixed fee for the first year of $303,287 and the second and third years of $316,438 and $328,758, respectively. The Sponsored Research Agreement was amended on October 22, 2015, to extend its termination date to January 15, 2017, on September 2, 2016 to extend the agreement until January 15, 2018; on August 22, 2017 to extend the agreement until January 17, 2019; and again on August 24, 2018 to extend the agreement until January 21, 2021; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Sponsored Research Agreement which remain uncured for 60 days after receipt of notice, automatically upon our bankruptcy or insolvency and by us in our sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days’ notice. Upon a termination or due to a breach by the University, we are only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have an issued U.S. patent and patents pending in the U.S. and internationally (e.g. Europe, China, Japan, Australia, and China) on compositions and uses of SYN-005 that are co-owned by UT Austin and ourselves or licensed to us, and we have an issued U.S. patent and patent applications on other pertussis mAbs licensed from UT Austin.

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

Research and Development

During the years ended December 31, 2019 and 2018, we incurred approximately $11.1 million, $11.8 million, respectively, in research and development expenses.

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

Competitive Environment

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Assembly Biosciences, Inc., AzurRx, Inc., Da Volterra, Pfizer Inc., Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Seres Therapeutics, Inc., Summit Therapeutics plc. and Vedanata Biosciences Inc. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Amgen, Inc., Astellas Pharma, Janssen Biotech, Inc., Mallinckrodt plc, Novartis International AG, Pfizer, Inc. and Roche AG.. Companies that currently sell or are developing proprietary products for IBS-C include: Ardelyx, Inc., Allergan plc, Bausch Health Companies Inc., Ironwood Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A.

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

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc. On August 10, 2018, we effected a one for thirty-five reverse stock split of our authorized, issued and outstanding common stock.

Employees

As of February 20, 2020, we employed approximately 11 individuals, all of whom are full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing.

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

RISKS RELATING TO OUR BUSINESS

Our auditor’s report on our consolidated financial statements contains an explanatory paragraph regarding our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the year ended December 31, 2019, our operating activities used net cash of approximately $13.9 million and as of December 31, 2019 our cash and cash equivalents were $15.0 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2019, our accumulated deficit totaled approximately $235.5 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and in order to meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will not be sufficient to complete our FDA-agreed Phase 3 clinical program for the prevention of CDI or pursue the prevention of aGVHD in allogeneic HCT recipients for SYN-004 beyond the planned Phase 1b/2a clinical study with Washington University, pursue SYN-010 beyond our ongoing Phase 2b investigator-sponsored clinical study with CSMC, or pursue SYN-020 following the planned IND filing. Any additional sources of financing will likely involve the issuance of our equity or debt securities, which will have a dilutive effect on our stockholders. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business. Although we continued preparation for our clinical trials, our previously planned Phase 3 (SYN-004) and Phase 2b/3 (SYN-010) clinical trials have been delayed until such time as we obtain adequate financing. A failure otherwise to raise additional funds when needed in the future could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to continue to incur significant operating and capital expenditures.

Other than with respect to the three months ended December 31, 2017 and June 30, 2010, we have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We expect that the Phase 3 clinical program of SYN-004 (ribaxamase) for the prevention of CDI, and potential future Phase 3 clinical trials for SYN-010 will enroll a greater number of patients than our prior clinical trials and will be more costly than our prior clinical trials. In addition, we anticipate a need for additional employees as we undertake later stage clinical trials. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

•	continue to undertake preclinical development and mid and late-stage clinical trials for our product candidates, including SYN-004 (ribaxamase), SYN-010 and SYN-020;

•	seek regulatory approvals for our product candidates;

•	develop our product candidates for commercialization;

•	implement additional internal systems and infrastructure;

•	license or acquire additional technologies;

•	lease additional or alternative office facilities;

•	manufacture product for clinical trials; and

•	hire additional personnel, including members of our management team.

We may experience negative cash flow for the foreseeable future as we fund our development and clinical programs with capital expenditures. As a result, we will need to raise additional capital or generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability, which we do not anticipate will occur in the near future, could negatively impact the value of our common stock and underlying securities.

The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our preclinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;

•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce materials for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

•	the costs incurred to screen and enroll patients; and

•	The costs and timing of regulatory approvals.

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

Our ability to generate revenue depends heavily on:

•	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;

•	demonstration in current and future clinical trials that our lead product candidates, SYN-010 for the treatment of IBS-C and SYN-004 (ribaxamase) for the prevention C. difficile infection and aGVHD, are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	successful manufacture and commercialization of our product candidates; and

•	market acceptance of our products.

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

Our research and development efforts may not succeed in developing commercially successful products and technologies, which may limit our ability to achieve profitability. We are largely dependent on the success of our lead product candidates, SYN-004 and SYN-010 (ribaxamase), which require significant additional clinical testing before we can seek regulatory approval and we cannot be certain that these product candidates will receive regulatory approval or be successfully commercialized.

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

The success of our business currently depends on our development, approval and commercialization of our lead product candidates, SYN-004 (ribaxamase) and SYN-010, which are our only two product candidates for which we have conducted clinical trials. Our current ongoing investigator sponsored clinical trial of SYN-010 for IBS-C and our planned Phase 1b/2a clinical trial of SYN-004 for aGVHD are not designed as registrational clinical trials and we currently do not have the necessary funding to complete any registrational clinical trials. There are many uncertainties known and unknown that may affect the outcome of future clinical trials. All of our product candidates, including SYN-004 (ribaxamase), SYN-010 and SYN-020, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Failure to obtain regulatory approvals of SYN-004 (ribaxamase) or SYN-010 in a timely manner would have a material adverse impact on our business. Even if we successfully develop SYN-004 (ribaxamase) or SYN-010 or other new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

Our agreements with CSMC requires that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our corporate restructuring plan to reduce cost that was implemented in 2018, we have a reduced work force and expect in future years to require additional personnel to support our later stage research and development efforts. In addition, we have commenced or intend to commence manufacturing of SYN-004 (ribaxamase), SYN-010 and SYN-020 materials to support our planned preclinical and clinical studies which will require us to incur additional expenses. Pursuant to our ECC agreement with Intrexon, we are responsible for future research and development expenses of product candidates developed under our collaboration, the effect of which has and will continue to increase the level of our overall research and development expenses going forward.

Because development activities in our collaborations are sometimes determined pursuant to joint steering committees and we have limited product development experience, future development costs associated with these programs may be difficult to anticipate and exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, enrollment challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

Developments by competitors may render our products or technologies obsolete or non-competitive.

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Assembly Biosciences, Inc., AzurRx, Inc., Da Volterra, Merck & Co. Inc., Pfizer Inc., Rebiotix, Inc., Seres Therapeutics, Inc., Summit Therapeutics plc., and Vedanta Biosciences, Inc. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Amgen, Inc., Astellas Pharma, Janssen Biotech, Inc., Mallinckrodt plc, Novartis International AG, Pfizer, Inc. and Roche. Companies that currently sell or are developing proprietary products for IBS-C include: Ardelyx, Inc., Allergan plc, Bausch Health Companies, Inc., Ironwood Pharmaceuticals, Inc., and Takeda Pharmaceutical Company Limited. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, MitsubishiTanabe Pharma Corporation and Sanofi S.A. AG The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our SYN-004, SYN-010, SYN-020, and SYN-005 products and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

 We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our clinical product candidate will require substantial additional cash to fund expenses. For some of our product candidates we may decide to collaborate with governmental entities or additional pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with our product candidate.

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

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, SYN-004 (ribaxamase), SYN-010 and SYN-020, are established cGMP manufacturers. For all other therapeutic areas, we have not yet established cGMP manufacturers for our biologic and drug candidates. We currently have only one manufacturer for each of our lead product candidates as well as our SYN-020 program. Although we believe additional manufacturers are available, if either of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of SYN-004 (ribaxamase), SYN-010 or SYN-020 could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of our product candidates requires significant expertise and manufacturers may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. We may experience longer than expected lead times with respect to the manufacture of clinical drug supply, which may result from the increase in manufacturing scale necessary to conduct our anticipated Phase 3 clinical trial(s) and result in trial delays. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates or any product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. We will be required to conduct clinical trials that will be costly and we currently do not have the funding to complete any registrational clinical trials. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive product revenues from our product candidates; and diminish any competitive advantages that we may otherwise believe that we hold.

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

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Success of our predecessor P1A clinical product or positive topline data from our previous SYN-004 (ribaxamase) Phase 1 and Phase 2 clinical trials, does not ensure success of SYN-004 (ribaxamase), and positive topline data for our SYN-010 Phase 2 clinical trials does not ensure success of SYN-010. Furthermore, the FDA could determine that SYN-004 (ribaxamase) has not demonstrated safety and require additional clinical trials and safety data, despite positive results from our SYN-004 (ribaxamase) Phase 2b clinical trial and the determination by clinical sites investigators and an independent third party that the adverse events that occurred in the group that received SYN-004 in our Phase 2b clinical trial were not drug related. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Delays in patient enrollment may result in increased cost or may adversely affect timing or outcome of planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. In some cases, generating meaningful clinical data may require rigorous screening criteria which may result in unintended and higher than anticipated patient-related screen-fail rates, as has occurred with our current investigator-sponsored Phase 2b clinical study conducted by CSMC. This can lead to delays in completion of clinical trials as well as additional expense for recruitment of patients.

 Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Manufacturing considerations for clinical development candidates may include an expected several month lead time following a decision to commence any clinical trial(s) and capacity considerations of our third-party contract manufacturers to provide clinical supply of our product candidates could cause delays in clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

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

We have in the past and expect to have in the future agreements with third-party contract research organizations (CROs), under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our SYN-004 and SYN-010 clinical trials and to manage data for our clinical programs. Our current investigator sponsored clinical trial of SYN-010, and our planned Phase 1b/2a clinical trial of SYN-004 will be conducted by the clinical sites over which we have little control. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. If our CROs or investigator-sponsored clinical sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

As of February 20, 2020, we employed approximately 11 full-time employees. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our corporate restructuring plan to reduce cost that was implemented in 2018, we have reduced our work force and expect in future years to require additional personnel to support our later stage research and development efforts. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of SYN-004, SYN-010, SYN-020 and our agreements with CSMC and Washington University. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

We rely extensively on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property.  We may be unable to prevent outages or security breaches in our systems.  We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects.  We also face the risk that we expose our vendors or partners to cybersecurity attacks.  Any or all of the foregoing could adversely affect our results of operations and our business reputation.

Any failure to maintain the security of information relating to our customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the pre-clinical and clinical development, sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

RISKS RELATING TO OUR SECURITIES

We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide. At December 31, 2019, we had a stockholders’ deficit of $1.1 million. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although we have more than 1,100,000 shares publicly held and 400 round lot shareholders, our stock price is volatile and, during the first two quarters of 2018, the price of our common stock experienced a sustained decrease resulting in a period where our market capitalization fell below $50.0 million. Our market capitalization is currently below $50.0 million.

If our common stock falls below $0.20 per share on a 30-trading-day average it will become subject to the continued listing evaluation and follow-up procedures set forth in Section 1009 of the NYSE American Company Guide which could, among other things, result in initiation of immediate delisting procedures. In the event that we were to fail to meet the requirements of NYSE American per share price requirement or stockholders’ equity requirement and we could not timely cure such deficiency, our listing could become subject to NYSE American continued listing evaluation and follow-up procedures, which could result in delisting procedures. Based on the low stock price on July 28, 2018, our Board of Directors approved a one-for-thirty-five proportionate reverse stock split of our authorized number of shares of common stock and our outstanding number of shares of common stock that we effected on August 10, 2018. However, there can be no assurance that the reverse stock split will result in a sustained higher stock price that will allow us to meet the NYSE American stock price listing requirements or that the reverse stock split will not inhibit our ability to seek equity financing as a remedy to regain compliance with NYSE American stockholders’ equity requirements.

On November 25, 2019, we announced that we received written communication from the NYSE American stating we were no longer in compliance with certain continued listing standards as set forth in the NYSE American Company Guide relating to stockholders’ equity as of September 30, 2019. Specifically, the Deficiency Letter stated that we were not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had a stockholders’ equity of $4.9 million as of September 30, 2019, and has reported net losses in its five most recent fiscal years. On December 20, 2019, we submitted a plan of compliance to the NYSE American outlining our plan to regain compliance with certain continued listing standards as set forth in Part 10, Section 1003(iii) of the NYSE American Company Guide by November 25, 2020, the conclusion of the compliance plan period. On February 7, 2020, we received notice from the NYSE American that it had accepted our plan and granted a plan period through November 25, 2020 to regain compliance. The NYSE Regulation staff will review our company periodically for compliance with the initiatives outlined in the plan. If we are not in compliance with the continued listing standards by November 25, 2020 or if we do not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceeding as appropriate.

There can be no assurance that we can regain compliance with the listing standards of the NYSE American, or that the NYSE American will continue to list our common stock if we regain compliance, or if we continue to fail to maintain the minimum stockholders’ equity. In addition, in the future we may not be able to maintain such minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. If our common stock is delisted from the NYSE American due to our failure to regain compliance with the listing standards by the end of the compliance period or for any other reason, and the market value of our shares of common stock held by non-affiliates remains below $15 million, we will likely no longer be eligible to sell common stock pursuant to the B. Riley FBR Sales Agreement or otherwise utilize our shelf registration statement. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities we cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders’ equity requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. In addition, the right of CSMC to exchange its equity in our subsidiary for shares of our common stock could, if effected, be dilutive. Our stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

Until the holders of the warrants we issued in our November 2016 offering and our October 2018 offering and the holders of our Series A Preferred Stock and Series B Preferred Stock acquire shares of our common stock by exercising their warrants or converting their Series A Preferred Stock or Series B Preferred Stock, respectively, the holders have no rights as a stockholder with respect to the shares of common stock underlying their securities. Upon exercise of the warrants or conversion of the Series A Preferred Stock or Series B Preferred Stock, the holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Because there is no established public trading market for November 2016 or October 2018 warrants or the Series A Preferred Stock and Series B Preferred Stock we issued, the liquidity of each such security is limited. We do not expect a market to develop, nor do we intend to apply to list the warrants or the Series A Preferred Stock or the Series B Preferred Stock on any securities exchange. Upon exercise of the warrants and conversion of the Series A Preferred Stock and Series B Preferred Stock, our stockholders will experience dilution.

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

Market Information

Our common stock has traded on the NYSE American under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The last price of our common stock as reported on the NYSE American on February 18, 2020 was $0.512 per share.

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

Holders

As of February 18, 2020, we had approximately 342 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Stock Performance Graph

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Equity Compensation Plan Information

See Part II–Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report on Form 10-K for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2019 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

 Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2019.

Item 6.	Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2019 and 2018 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Our Product Pipeline

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

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Anticipate initiation of the Phase 3 clinical program proposed by the FDA for the prevention of CDI only after securing additional potential funding via a strategic partnership

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant (HCT) patients

•     Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)

•     Received official meeting minutes from FDA Type C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)

•     Anticipate initiation of proposed Phase 1b/2a clinical trial to be conducted by Washington University in adult allogeneic HCT recipients in Q2 2020

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

•     Anticipate IND filing (Q2 2020)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)

•     Identified P2A as a potent carbapenemase that is stable in the GI tract

•     Manufactured a formulated research lot for oral delivery (2017)

•     Demonstrated microbiome protection in a pig model of ertapenem administration (Q1 2018)

•      Reported supporting data demonstrating SYN-006 attenuated emergence of antibiotic resistance in a pig model, including encoded beta-lactamases and genes conferring resistance to a broad range of antibiotics such as aminoglycosides and macrolides (Q1 2019)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)

•     Preclinical work ongoing to expand the utility of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics

•     Reported supportive data from a second canine animal model demonstrating that when co-administered with oral amoxicillin and oral Augmentin, oral SYN-007 did not interfere with systemic absorption of antibiotics but did diminish microbiome damage associated with these antibiotics (Q2 2018)

•         Reported supportive data demonstrating SYN-007 mitigated antibiotic-mediated gut microbiome alterations and maintained gut microbiome integrity when co-administered with oral amoxicillin in a dose-response canine study (Q2 2019)

•     Reported supportive data demonstrating SYN-007 protected the gut microbiome of dogs from amoxicillin and the beta-lactam/beta-lactamase inhibitor combination amoxicillin/clavulanate and also reduced the emergence of antibiotic resistance in a canine study (Q1 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)

•     Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a neonatal non-human primate study (Q4 2017)

•     Collaboration with UT Austin

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

Stock-Based Compensation

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We apply the Black-Scholes option pricing model to determine the fair value of our stock options. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of grant based on historical volatility. We estimate the expected life of our stock options using the weighted average life between the dates that options become fully vested and the maximum life of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the fair value of stock options represent our best estimates, however these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future. In addition, we only recognize expense for those stock options expected to vest over the service period.

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

The fair value of warrants deemed to be derivative instruments is determined using Monte Carlo simulations using varying assumptions regarding volatility of our common share price, remaining life of the warrant and risk-free interest rates at each period end. We thus use model-derived valuations where significant value drivers are unobservable to third parties to determine the fair value and accordingly classify such warrants as Level 3 per ASC 820, Fair Value Measurement (Topic 820). In 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2019 and 2018, we have accrued CRO expenses of $0.7 million and $0.7 million, respectively, that are included in accrued expenses. As of December 31, 2019, we have prepaid CRO costs of $48,000 and we did not have prepaid CRO cost in 2018.

Results of Operations

Years Ended December 31, 2019 and 2018

General and Administrative Expenses

General and administrative expenses decreased to $4.6 million for the year ended December 31, 2019, from $5.7 million for the year ended December 31, 2018. This decrease of 19.3% is due to decreased stock-based compensation expense related to forfeitures and decreased option grants, along with the reduction of investor relations, consulting, registration, and legal costs. The charge relating to stock-based compensation expense was $0.3 million for the year ended December 31, 2019, compared to $1.0 million for the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses decreased to $11.1 million for the year ended December 31, 2019, from $11.8 million for the year ended December 31, 2018. This decrease of 6% is primarily the result of lower SYN-004 (ribaxamase) indirect program costs for the year ended December 31, 2019, including salary and related expense reductions resulting from the 2018 restructuring, and the fact that no clinical trial activity for SYN-004 (ribaxamase) was ongoing during the year ended December 31, 2019, offset by an increase in manufacturing and pre IND-enabling toxicology study costs for SYN-020. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $75,000 for the year ended December 31, 2019, compared to $1.1 million for the year ended December 31, 2018.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the years ended December 31, 2019 and 2018. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

Therapeutic Areas	December 31, 2019	December 31, 2018
SYN-010	$450	$468
SYN-004	254	347
Other therapeutic areas	30	6
Total direct costs	734	821
Total indirect costs	10,349	11,023
Total Research and development	$11,083	$11,844

Total Other Income

Total other income was $283,000 for the year ended December 31, 2019, compared to other income of $4.2 million for the year ended December 31, 2018. Total other income for the year ended December 31, 2019 is primarily comprised of interest income while total other income for the year ended December 31, 2018 is comprised of non-cash income of $4.1 million from the change in fair value of warrants. The decrease in the fair value of the warrants was due to the decrease in our stock price from December 31, 2017 to December 31, 2018.

Net Loss

Our net loss for the year ended December 31, 2019 was $15.4 million, or $0.98 per common share, compared to $13.4 million, or $4.06 per common share for the year ended December 31, 2018. Net loss attributable to common stockholders for the year ended December 31, 2019 excludes net loss attributable to non-controlling interest of $77,000 and includes the accretion of Series B preferred discount of $525,000 on converted shares and Series A preferred stock accrued dividends of $248,000. Net loss attributable to common stockholders for the year ended December 31, 2018 excludes net loss attributable to non-controlling interest of $54,000 and includes the accretion of the Series B preferred stock deemed dividend of $9.2 million, accretion of Series B preferred discount of $2.5 million on converted shares and $0.2 million of Series A accrued dividends.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $235.5 million as of December 31, 2019 and expect to continue to incur losses in the foreseeable future.

Our cash and cash equivalents totaled $15.0 million as of December 31, 2019, a decrease of $13.9 million from December 31, 2018. During the year ended December 31, 2019, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $15.4 million for the year ended December 31, 2019.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek to obtain our required capital in a similar manner. During the year ended December 31, 2019, we did not engage in any financing activity as our financings conducted during the year ended December 31, 2018 were sufficient to satisfy our cash needs during 2019. During the year ended December 31, 2018, our only sources of funding were from our underwritten public offering (the “Offering”) described below pursuant to which we received net proceeds of approximately $16.7 million and sales of 3.5 million shares of our common stock in our at-the-market offering program through the FBR Sales Agreement pursuant to which we received net proceeds of approximately $12.2 million. The FBR Sales Agreement enables us to offer and sell shares of our common stock from time to time through FBR Capital Markets & Co. as our sales agent, with aggregate sales of up to $40.0 million, of which $19.9 million remains available subject to certain conditions and requirements. Sales of common stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. FBR Capital Markets & Co. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of our common stock sold on our behalf.

On October 15, 2018, we closed the Offering pursuant to which we received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by us and sold an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of common stock, and one five-year warrant to purchase one share of common stock at an exercise price of $1.38 per share (the “October 2018 Warrants”), with each Class A Unit offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of our Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of common stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of common stock, and issued with an aggregate of 13,672,173 October 2018 Warrants. A.G.P./Alliance Global Partners (the “Underwriters”) acted as sole book-running manager for the Offering. In addition, pursuant to the Underwriting Agreement that we entered into with the Underwriters on October 10, 2018, we granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional October 2018 Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from us additional October 2018 Warrants to purchase 1,807,826 shares of Common Stock. The Units were offered by us pursuant to a registration statement on Form S-1 (File No. 333-227400), as amended, filed with the SEC, which was declared effective by the SEC on October 10, 2018. As of December 31, 2019, 8,085 shares of Series B Preferred Stock have been converted to common stock and 7,638 shares of Series B Preferred Stock remain outstanding.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash will allow us to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing our funding requirements for our ongoing Phase 2b investigator-sponsored clinical study of SYN-010, the planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in a specialty population for the prevention of aGVHD in allogeneic HCT recipients with Washington University, as well as our preclinical activities in support of an IND filing for our SYN-020 program. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including initiation or completion of future registrational studies for SYN-010, potential Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI and/or the prevention of aGVHD in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future registrational studies of SYN-010, Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI and/or the prevention of aGVHD in allogeneic HCT recipients, or later-stage clinical trials of SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement) or debt and other sources. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. Even if we meet the requirements for use of the FBR Sales Agreement, there can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the FBR Sales Agreement. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Following the completion of our ongoing Phase 2b clinical study of SYN-010, our planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients and planned IND filing of SYN-020, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the current investigator sponsored Phase 2b study of SYN-010 or the planned Phase 1b/2a clinical trial of SYN-004 (ribaxamase) to be conducted by Washington University. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Stockholders and Board of Directors

Synthetic Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synthetic Biologics, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and losses are expected to continue for the foreseeable future, and the Company has a net capital deficiency. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Potomac, Maryland

February 20, 2020

 Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	December 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$15,045	$28,918
Prepaid expenses and other current assets	1,381	593
Total Current Assets	16,426	29,511

Property and equipment, net	367	607

Right of Use Asset	419	-

Deposits and other assets	23	23

Total Assets	$17,235	$30,141

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,315	$1,034
Accrued expenses	1,776	919
Accrued employee benefits	935	1,332
Deferred rent	-	99
Lease liability	249	-
Total Current Liabilities	5,275	3,384

Deferred rent - Long term	-	302
Lease liability - Long term	473	-

Total Liabilities	5,748	3,686
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 120,000 issued and outstanding	12,544	12,296
Stockholders' Equity:
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 7,638 issued and outstanding and 9,161 issued and outstanding	4,761	5,760
Common stock, $0.001 par value; 200,000,000 shares authorized, 16,808,758 issued and 16,806,430 outstanding and 15,484,411 issued and 15,482,083 outstanding	17	15
Additional paid-in capital	232,580	230,754
Accumulated deficit	(235,537)	(219,461)
Total Synthetic Biologics, Inc. and Subsidiaries Equity	1,821	17,068
Non-controlling interest	(2,878)	(2,909)
Total Stockholders' (Deficit) Equity	(1,057)	14,159

Total Liabilities and Stockholders' Equity	$17,235	$30,141

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the year ended December 31,
	2019	2018
Operating Costs and Expenses:
General and administrative	$4,580	$5,727
Research and development	11,083	11,844
Total Operating Costs and Expenses	15,663	17,571

Loss from Operations	(15,663)	(17,571)

Other Income:
Change in fair value of warrant liability	-	4,083
Interest income	283	67
Total Other Income	283	4,150

Net Loss	(15,380)	(13,421)

Net Loss Attributable to Non-controlling Interest	(77)	(54)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(15,303)	$(13,367)

Series A Preferred Stock Dividends	(248)	(243)
Series B Preferred Stock Dividends	(525)	(11,681)
Net Loss Attributable to Common Stockholders	$(16,076)	$(25,291)

Net Loss Per Share - Basic and Dilutive	$(0.98)	$(4.06)

Weighted average number of shares outstanding during the period - Basic and Dilutive	16,438,201	6,232,442

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of (Deficit) Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit)Equity

Balance at December 31, 2017	3,671,014	$4	-	-	$192,670	$(194,170)	$(1,914)	$(3,410)

Stock-based compensation	-	-	-	-	2,074	-	-	2,074
Stock issued under "at-the-market" offering	3,534,982	3	-	-	12,169	-	-	12,172
Common stock and warrants issued to vendors	50,000	-	-	-	35	-	-	35
Series A Preferred Stock Dividends	-	-	-	-	-	(243)	-	(243)
Series B preferred stock beneficial conversion feature discount	-	-	-	9,161	-	(9,161)	-	-
Issuance of Common Stock, preferred Stock and Warrants in Units Offering, net of issuance costs	2,520,000	2	15,723	641	16,273	-	-	16,916
Issuance of SYN Biomics Stock	-	-	-	-	977	-	(941)	36
Conversion of Series B Preferred Stock to Common	5,706,087	6	(6,562)	(4,042)	6,556	(2,520)	-	-
Net Loss	-	-	-	-	-	(13,367)	-	(13,367)
Non-controlling interest	-	-	-	-	-	-	(54)	(54)

Balance at December 31, 2018	15,482,083	$15	9,161	$5,760	$230,754	$(219,461)	$(2,909)	$14,159

Stock-based compensation	-	-	-	-	340	-	-	340
Series A Preferred Stock Dividends	-	-	-	-	-	(248)	-	(248)
Issuance of SYN Biomics Stock	-	-	-	-	(36)	-	108	72
Conversion of Series B Preferred Stock to Common	1,324,347	2	(1,523)	(999)	1,522	(525)	-	-
Net Loss	-	-	-	-	-	(15,303)	-	(15,303)
Non-controlling interest	-	-	-	-	-	-	(77)	(77)

Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(15,380)	$(13,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	340	2,074
Common stock issued to vendor	-	26
Subsidiary stock issues to vendor	72	36
Warrant issued to vendor	-	9
Change in fair value of warrant liabilities	-	(4,083)
Depreciation	240	272
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(788)	234
Right of use asset	118	-
Accounts payable	1,282	(987)
Accrued expenses	857	(607)
Accrued employee benefits	(397)	(742)
Lease liability	(217)	-
Deferred rent	-	(90)
Net Cash Used In Operating Activities	(13,873)	(17,279)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(7)
Net Cash Used In Investing Activities	-	(7)

Cash Flows From Financing Activities:
Proceeds from Units offering, net of issuance cost	-	16,916
Proceeds from "at the market" stock issuance	-	12,172
Net Cash Provided By Financing Activities	-	29,088

Net increase (decrease) increase in cash	(13,873)	11,802

Cash and cash equivalents at beginning of year	28,918	17,116

Cash and cash equivalents at end of year	$15,045	$28,918

NONCASH FINANCING ACTIVITIES:
Conversion of Series B Preferred Stock	$999	$4,042
Right of use asset from operating lease	$537	$-
Deemed dividends for accretion of Series B Preferred Stock discount	$525	$11,681
In-kind dividends in preferred stock	$248	$243

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

Corporate Structure and Basis of Presentation

As of December 31, 2019, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Pipex Therapeutics, EPI, Healthmine and Putney are wholly owned, and Solovax, CD4, Epitope and SYN Biomics are majority-owned.

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

Every thirty five shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of common stock. All share and per share amounts in the financial statements have been retroactively adjusted for all periods presented to give effect to the reverse split including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of December 31, 2019, the Company had an accumulated deficit of approximately $235.5 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

The Company does not have sufficient capital to fund our operations beyond the next twelve months. In order to address our capital needs, including our planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern – (continued)

At December 31, 2019 the Company had cash and cash equivalents of approximately $15.0 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans through December 31, 2020. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing its funding requirements for its ongoing Phase 2b investigator-sponsored clinical study of SYN-010, the planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, as well as preclinical activities in support of an IND filing for its SYN-020 program. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that the Company entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. Current cash is expected to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	the progress of our research activities;

•	the number and scope of our research programs;
•	the ability to recruit patients for clinical studies in a timely manner;

•	the progress of our preclinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;

•	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

•	our ability to achieve our milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce material for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, fair value of warrants, preferred stock and stock options granted for services or compensation, respectively, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Non-controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with the minority shareholder for an investigator-sponsored Phase 2 clinical study of SYN-010. Prior to this agreement and IRB approval in December 2018, the Company’s equity interest in SYN Biomics was 88.5% and the non-controlling stockholder’s interest was 11.5%. In consideration of the support, the Company issued additional shares of stock to the minority shareholder. The Company’s equity interest in SYN Biomics is now 83.0% and the non-controlling stockholder’s interest is 17.0%. This is reflected in the Consolidated Statements of (Deficit) Equity.

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

Depreciation and amortization expense was approximately $240,000 and $272,000 for the years ended December 31, 2019 and 2018, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2019 and 2018.

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

Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the year ended December 31, 2019 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.5 million on converted shares and Series A preferred stock accrued dividends of $0.2 million. Net loss attributable to common stockholders for the year ended December 31, 2018 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred stock deemed dividend of $9.2 million, accretion of Series B preferred discount of $2.5 million on converted shares and $0.2 million of Series A accrued dividends. The number of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share and for the year ended December 31, 2019 and 2018 were 6,641,736 and 7,966,057, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the year ended December 31, 2019 were 2,502,012 and 18,714,999, respectively, for the year ended December 31, 2018 were 938,982 and 18,915,850, respectively because their effect is anti-dilutive.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2019 and 2018, the Company has accrued CRO expenses of $0.7 million and $0.7 million, respectively, that are included in accrued expenses. The Company has prepaid CRO costs at December 31, 2019 of $48,000 and zero prepaid costs as of December 31, 2018.

Fair Value of Financial Instruments

Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair values as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified on a three-tier hierarchy as follows:

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

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

Cash and cash equivalents include money market accounts of $98,000 as of December 31, 2019 and 2018, that are measured using Level 1 inputs.

The Company uses Monte Carlo simulations to estimate the fair value of the warrants. In using this model, the fair value is determined by applying Level 3 inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. In 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

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

Derivative Instruments

The warrants issued in conjunction with the public offering of the Company’s securities in November 2016 include a provision that if the Company were to enter into a certain transaction, as defined in the warrant agreement, the warrants would be purchased from the holder for cash. The provisions of these warrants preclude equity accounting treatment under ASC 815, Derivatives and Hedging, Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and re-measure the fair value at each period end with the change in fair value recorded in the Consolidated Statement of Operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses Monte Carlo simulations to estimate the fair value of the warrants. In 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

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

Management assesses the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. At December 31, 2019 and 2018, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements and Developments

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, Leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance is required to be adopted using the modified retrospective method with the use of the alternative transition method being an option that was provided for by ASU 2018-11 and provides for certain practical expedients. The Company adopted this guidance effective January 1, 2019 using the modified retrospective alternative transition method wherein the Company applied the guidance to each lease that had commenced as of January 1, 2019 (the beginning of effective date) with a cumulative effect adjustment as of that date. The prior comparative period was not adjusted under this method and the Company has provided the required disclosures under ASC 840, Leases for the comparative period to which ASC 840 is applied. The Company has also elected to adopt the following package of practical expedients:

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

Upon adoption of the new guidance on January 1, 2019, the Company recorded a ROU asset of approximately $537,000 (net existing deferred rent liability) and recognized a lease liability of approximately $939,000.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS (in thousands):

	December 31, 2019	December 31, 2018
Prepaid manufacturing expenses	$622	$-
Prepaid insurance	549	419
Prepaid consulting, subscriptions and other expenses	134	132
Prepaid clinical research organizations	48	-
Prepaid conferences, travel	25	42
Other receivable	3	-

Total	$1,381	$593

Prepaid CRO expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

PROPERTY AND EQUIPMENT (in thousands)

	December 31, 2019	December 31 2018
Computers and office equipment	$804	$852
Leasehold improvements	439	439
Software	11	11
	1,254	1,302
Less: accumulated depreciation and amortization	(887)	(695)

Total	$367	$607

ACCRUED EXPENSES (in thousands)

	December 31, 2019	December 31, 2018
Accrued clinical consulting services	$684	$674
Accrued manufacturing costs	635	83
Accrued vendor payments	456	150
Other accrued expenses	1	12

Total	$1,776	$919

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Selected Balance Sheet Information – (continued)

ACCRUED EMPLOYEE BENEFITS (in thousands)

	December 31, 2019	December 31, 2018
Accrued bonus expense	$858	$907
Accrued vacation expense	77	118
Accrued severance	-	307

Total	$935	$1,332

5. Stock-Based Compensation and Warrants

Stock Incentive Plan

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2019, there were 7,052 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 85,714 to 171,429. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Incentive Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 171,429 to 228,572. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 228,572 to 400,000. On September 7, 2017, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 400,000 to 500,000. On September 24, 2018, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 500,000 to 1,000,000. On September 5, 2019, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various period from the date of grant, and expire between five and ten years after the grant date. As of December 31, 2019, there were 2,494,960 options issued and outstanding under the 2010 Stock Plan.

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

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31,
	2019	2018
Exercise price	$0.42	$0.69
Expected dividends	0%	0%
Expected volatility	84%	86%
Risk free interest rate	1.61%	2.75%
Expected life of option (years)	4.5	4.0

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

During the years ended December 31, 2019 and 2018, the Company granted 1,725,000 and 671,500 options to employees and directors having an approximate fair value of $0.5 million and $0.3 million based upon the Black-Scholes option pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2019 and 2018 was $0.3 million and $1.8 million, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2019 and 2018 were $45,000 and $297,000, respectively.

A summary of stock option activity for the years ended December 31, 2019 and 2018 is as follows:

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation and Warrants – (continued)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance - December 31, 2017	359,076	$53.93	4.60 years	$1,800

Granted	671,500	0.69
Exercised	-	-		$-
Expired	(78,667)	67.02
Forfeited	(12,927)	23.72
Balance - December 31, 2018	938,982	$15.18	6.19 years	$-

Granted	1,725,000	0.42
Exercised	-	-		$-
Expired	(94,738)	58.25
Forfeited	(67,232)	5.95

Balance -December 31, 2019 - outstanding	2,502,012	$3.62	6.51 years	$153,353

Balance - December 31, 2019 - exercisable	358,949	$21.92	5.18 years	$-

Grant date fair value of options granted - December 31, 2019		$470,000

Weighted average grant date fair value - December 31, 2019		$0.27

Grant date fair value of options granted - December 31, 2018		$301,000

Weighted average grant date fair value - December 31, 2018		$0.45

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation and Warrants – (continued)

The options outstanding and exercisable at December 31, 2019 are as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$0.00 – $40.00	2,431,708	$1.38	6.58 years	288,645	$7.56	5.46 years
41.00 – $70.00	8,364	50.29	3.60 years	8,364	50.29	3.60 years
$71.00 – $102.00	61,940	$85.02	4.07 years	61,940	$85.02	4.07 years

As of December 31, 2019, total unrecognized stock-based compensation expense related to stock options was $681,000, which is expected to be expensed through June 2022.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2019 or 2018. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2019 and 2018 was zero.

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

The Warrants are immediately exercisable at a price of $1.38 per share of Common Stock (which is 120% of the public offering price of the Class A Units) and expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. In 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation and Warrants – (continued)

The assumptions used by the Company are summarized in the following table:

Issuance Date
Closing stock price	$0.88
Expected dividends	0%
Expected volatility	90%
Risk free interest rate	3.01%
Expected life of warrant (years)	5.00

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants may be exercised at any time on or after the date of issuance. The Series A warrants are exercisable until the four-year anniversary of the issuance date. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The warrants include a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At December 31, 2019, the fair value of the warrant liability was $100. At December 31, 2018, the fair value of the warrant liability was $100, which resulted in non-cash income of $3.7 million in 2018. The warrants were valued on the date of grant and on each remeasurement period.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation and Warrants – (continued)

The assumptions used by the Company are summarized in the following table:

	Series A
	December 31, 2018	November 18, 2016
Closing stock price	$0.56	$31.15
Expected dividends	0%	0%
Expected volatility	92.50%	85.00%
Risk free interest rate	2.50%	1.58%
Expected life of warrant (years)	1.9	4.0

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

The warrants issued in conjunction with the registered direct offering in October 2014 include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value being recorded as non-cash income or expense in the Company’s Consolidated Statements of Operations at each subsequent period. At December 31, 2019, the fair value of the warrant liability was zero. At December 31, 2018, the fair value of the warrant liability was zero, which resulted in non-cash income of $416,000 in 2018. The warrants were valued on the date of grant using the Black-Scholes valuation model which approximates the value derived using Monte Carlo simulations. In 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

The assumptions used by the Company are summarized in the following table:

	December 31, 2018	October 10, 2014
Closing stock price	$0.56	$61.25
Expected dividends	0%	0%
Expected volatility	110.00%	95.00%
Risk free interest rate	2.60%	1.39%
Expected life of warrant (years)	0.79	5.00

The following table summarizes the estimated fair value of the warrant liability (in thousands):

Balance at December 31, 2017	$4,083
Change in fair value of warrant liability	(4,083)
Balance at December 31, 2018	-
Change in fair value of warrant liability	-
Balance at December 31, 2019	$-

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation and Warrants – (continued)

A summary of all warrant activity for the Company for the years ended December 31, 2019 and 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2017	915,138	$52.50
Granted	18,000,713	1.38
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2018	18,915,851	3.85
Granted	-	-
Exercised	-	-
Forfeited	(200,852)	61.25
Balance at December 31, 2019	18,714,999	$3.24

There was no stock-based compensation expense included in general and administrative and research and development expenses relating to warrants issued to consultants for the years ended December 31, 2019 and 2018.

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

Closing stock price	$18.55
Expected dividends	0%
Expected volatility	85%
Risk free interest rate	2.42%
Expected life of warrant (years)	4.92

A summary of all outstanding and exercisable warrants as of December 31, 2019 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.38	17,999,999	17,999,999	3.78 years
18.20	714	714	2.99 years
50.05	714,286	714,286	0.88 years
$3.24	18,714,999	18,714,999	3.67 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity

Series B Preferred Stock

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units, with each Class A Unit offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units, with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Preferred Stock, with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 October 2018 Warrants. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

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

The conversion price of the Series B Preferred Stock and exercise price of the October 2018 Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Common Stock. The exercise price of the Warrants is subject to adjustment in the event of certain dilutive issuances. During the years ended December 31, 2019 and 2018, 1,523 and 6,562, respectively, shares have been converted resulting in the recognition $525,000 and $2.5 million, respectively, of unamortized discount from the conversion. This is recorded as a deemed dividend in accumulated deficit.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity – (continued)

The Company may not effect, and holder will not be entitled to, exercise any Warrants or conversion of the Series B Preferred Stock, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise or conversion, as such percentage ownership is determined in accordance with the terms of the October 2018 Warrants or Series B Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company. The holders of the Series B Preferred will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock. Upon a defined Fundamental Transaction, the holders of the Series B Preferred Stock are entitled to the same consideration as are holders of common stock. The Series B Preferred Stock ranks junior to existing Series A preferred stock but on parity with common stock. Liquidation preference is equal to an amount pari passu with the common stock on an as converted basis (i.e., there is no preference to common stock)

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2018, the Company recorded a discount of $9.2 million and immediately amortized the discount to record the deemed dividend.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity – (continued)

The Series A Preferred Stock is classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the year ended December 31, 2019 and 2018, the Company accrued dividends of $248,000 and $243,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stockholders’ Equity – (continued)

FBR Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley FBR, Inc.), which enables the Company to offer and sell shares of the Common Stock with an aggregate sales price of up to $40.0 million from time to time through B. Riley FBR, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley FBR, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. For the year ended December 31, 2018, the Company sold through the B. Riley FBR Sales Agreement an aggregate of 3.5 million shares of the Common Stock and received net proceeds of approximately $12.2 million. The Company has not sold any shares of common stock during 2019 through the B. Riley FBR Sales Agreement.

Also, during the years ended December 31, 2019 and 2018, the Company did not issue any shares of common stock in connection with the exercise of stock options.

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

In consideration of the support provided by CSMC for the Study, the Company will pay $441,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB) : (i) issued to CSMC 50,000 shares of Common Stock of the Company; and (ii) transferred to CSMC an additional 2,420,000 shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of 7,480,000 shares of common stock of SYN Biomics, representing 17% of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and are based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the years ended December 31, 2019 and 2018, research and development expense recorded related to this transaction approximated $198,000 and $102,000, respectively.

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

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. During the years ended December 31, 2019 and 2018, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Non-controlling Interest – (continued)

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of December 31, 2019, the accumulated net loss attributable to the non-controlling interest is $2.9 million. As of December 31, 2018, the accumulated net loss attributable to the non-controlling interest is $2.9 million and includes $54,000 of prior year losses attributable to minority stockholders including the reversal of Dr. Pimentel’s 2015 losses of $505,000 associated with the exchange of his shares of common stock in SYN Biomics for shares of the Company’s common stock.

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

Washington University School of Medicine in St. Louis Clinical Trial Agreement

In August 7, 2019, the Company entered into a clinical trial agreement (“CTA”) with Washington University School of Medicine in St. Louis (“Washington University”) to conduct a Phase 1b/2a single-center, randomized, double-blinded, placebo-controlled clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of oral SYN-004 (ribaxamase) in up to 36 adult allogeneic hematopoietic cell transplant (HCT) recipients (the “Study”). Under the terms of the CTA, the Company will serve as the sponsor of the Study and supply SYN-004 (ribaxamase), as well as compensate Washington University for all research services to be provided in connection with the Study which is estimated to cost approximately $3,200,000.

The CTA continues in effect until completion of all obligations under the CTA. Either party may terminate the CTA prior to completion of its obligations (i) if authorization of the study is withdrawn by the FDA; (ii) if the emergence of any adverse reaction or side effect with SYN-004 (ribaxamase) administered in the Study is of such magnitude or incidence in the opinion of either party to support termination; or (iii) upon a breach of the terms of the CTA if the breaching party fails to cure the breach within 30 days after receipt of notice. The Company has the right to terminate the CTA (i) effective immediately if Washington University fails to perform the study in accordance with the terms of the protocol, the CTA or applicable laws or regulations or if Washington University or the principal investigator become debarred or (ii) upon 14 days written notice and Washington University has the right to terminate the CTA upon 14 days notice if the principal investigator becomes unable to perform or complete the Study and the parties have not, prior to the expiration of such fourteen (14) day period, agreed to an alternative principal investigator.

Cedars-Sinai Medical Center (“CSMC”) Agreement

On December 5, 2013, the Company, through its newly formed, majority owned subsidiary, SYN Biomics, entered into a worldwide exclusive License Agreement with CSMC for the development of new treatment approaches to target non-bacterial intestinal microorganism life forms known as archaea that are associated with intestinal methane production and chronic diseases such as irritable bowel syndrome (IBS), obesity and type 2 diabetes. As part of the terms of the License Agreement the Company issued 9,569 unregistered shares of the Company’s common stock to CSMC, paid $150,000 for the initial license fee and $220,000 for patent reimbursement fees. The License Agreement also provides that, commencing on the second anniversary of the License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the License Agreement. In addition to royalty payments which are a percentage of net sales of licensed and technology products, SYN Biomics is obligated to pay CSMC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of milestones (the first two of which are payable in cash or unregistered shares of Company stock at the Company’s option). On December 5, 2013, the Company also entered into an option agreement with CSMC, which expired unexercised on December 31, 2014.

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

Prior to the execution of the CSMC License Agreement, SYN Biomics issued shares of common stock of SYN Biomics to each of CSMC and Mark Pimentel, M.D. (the primary inventor of the intellectual property), representing 11.5% and 8.5%, respectively, of the outstanding shares of SYN Biomics (the “SYN Biomics Shares”). The Stock Purchase Agreements for the SYN Biomics shares provide for certain anti-dilution protection until such time as an aggregate of $3.0 million in proceeds from equity financings are received by SYN Biomics as well as a right, under certain circumstances in the event that the SYN Biomics shares are not then freely tradable, and subject to NYSE American approval, as of the 18 and 36 month anniversary date of the effective date of the Stock Purchase Agreements, for each of CSMC and the Dr. Pimentel to exchange up to 50% of their SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreements also provide for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

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

During the year ended December 31, 2019 and 2018, the Company did not owe and did not pay CSMC for milestone payments related to this license agreement.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. License, Collaborative and Employment Agreements and Commitments – (continued)

In consideration of the support provided by CSMC for the Study, the Company will pay $441,000 and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company has agreed, upon the approval of the Study protocol by the Institutional Review Board, (IRB) to: (i) issue to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transfer to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC will own an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the years ended December 31, 2019 and 2018, research and development expense related to this transaction approximated $198,000 and $102,000, respectively.

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

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 17,858 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of the Company’s stock. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 18,724 shares of the Company’s common stock. No milestones were achieved or such payments were made during the years ended December 31, 2019 and 2018.

Intrexon Exclusive Channel Collaboration

On August 6, 2012, the Company entered into an Exclusive Channel Collaboration (“Infectious Disease ECC”) with Intrexon that governs an “exclusive channel collaboration” arrangement in which the Company will use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of certain serious infectious diseases. Pursuant to the terms of the Second Stock Issuance Agreement with Intrexon, which was approved by the Company’s stockholders on October 5, 2012, the Company issued 101,492 shares of its common stock, $0.001 par value, which issuance is also deemed paid in consideration for the execution and delivery of the Infectious Disease ECC, dated August 6, 2012, between the Company and Intrexon. In connection with the transactions contemplated by the Second Stock Issuance Agreement, and pursuant to the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”) executed and delivered by the parties at the closing, which was declared effective on May 5, 2013. The Company filed a “resale” registration statement registering the resale of the shares issued under the Second Stock Issuance Agreement.

Subject to certain expense allocations and other offsets provided in the Infectious Disease ECC, the Company will pay Intrexon royalties on annual net sales of the Synthetic Products, calculated on a Synthetic Product-by-Synthetic Product basis. The Company has likewise agreed to pay Intrexon a percentage of quarterly revenue obtained from a sublicensor in the event of a sublicensing arrangement. No such payments were made during the years ended December 31, 2019 and 2018.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. License, Collaborative and Employment Agreements and Commitments – (continued)

On August 10, 2015, the Company entered into an Exclusive Channel Collaboration Agreement (the “PKU ECC”) with Intrexon that governs a “channel collaboration” arrangement in which the Company was granted a worldwide exclusive license to use the patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of biotherapeutic products for the treatment of PKU in humans by direct administration of a viral construct containing a gene to alter genetic expression of phenyalanine hydroxylase and/or administration of genetically modified bacteria that express an effector directed to the metabolic conversion of phenyalanine. The license was exclusive to both parties within the Field. On September 2, 2015, in accordance with the terms of the Intrexon Stock Issuance Agreement that the Company entered into in connection with the PKU ECC, the Company paid Intrexon a technology access fee by the issuance of 26,786 shares of common stock, having a value equal to $3.0 million as of August 7, 2015. Pursuant to the Second Amendment to Registration Rights Agreement, the Company filed a “resale” registration statement to register the shares issued under the Intrexon Stock Issuance Agreement, which was declared effective by the SEC on October 15, 2015.

On November 30, 2018, the Company received written notice from Intrexon stating that Intrexon and the Company had terminated by mutual agreement the PKU Exclusive Channel Collaboration Agreement. As a result of the mutually agreed upon November 30, 2018 termination, each party retains its own respective confidential information and intellectual property and all licenses between the parties granted under the ECC are terminated. The Company had also entered into the Exclusive Channel Collaboration Agreement, dated August 6, 2012 with Intrexon that governs a “channel collaboration” arrangement in which the Company intends to use Intrexon’s technology relating to the identification, design and production of human antibodies and DNA vectors for the development and commercialization of a series of monoclonal antibody therapies for the treatment of Pertussis, remains in effect.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. License, Collaborative and Employment Agreements and Commitments – (continued)

Employment Agreements

On December 6, 2018, the Company entered into a three-year employment agreement with Steven A. Shallcross, (the “Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as the Chief Financial Officer of the Company. The Employment Agreement replaced the prior employment agreement with the Company that Mr. Shallcross entered into on April 28, 2015 when he was appointed as the Company’s Chief Financial Officer, which prior employment agreement, as amended, provided for an annual base salary of $381,150 and for the period that Mr. Shallcross served as Interim Chief Executive Officer (December 20, 2017 through December 6, 2018), it provided that he receive a cash payment of $8,000 per calendar month; pro-rated for any partial months that Mr. Shallcross serves as Interim Chief Executive Officer. In addition, Mr. Shallcross was appointed as a director of the Company. Mr. Shallcross will not receive additional compensation for service as a Director of the Company and will not serve on any committees of the Board of Directors (the “Board”). The material terms of the Employment Agreement are set forth below.

Pursuant to the Employment Agreement, Mr. Shallcross was initially entitled to an annual base salary of $550,000 (which was increased to $565,000 on December 4, 2019) and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’ employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the Company without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. License, Collaborative and Employment Agreements and Commitments – (continued)

The Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Shallcross Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

On December 4, 2019, the Board of the Company awarded Steven A. Shallcross, (i) a cash bonus equal to his full target bonus of 75% of his prior base salary and (ii) an option to purchase 450,000 shares of the Company’s common stock. The stock option granted to Mr. Shallcross has an exercise price of $0.418 per share, which is the closing price of the common stock on the date of the grant (December 4, 2019), vests pro rata, on a monthly basis, over 36 consecutive months and expires in seven (7) years from the date of the grant, unless terminated earlier. The stock option was granted pursuant to the Company’s 2010 Stock Incentive Plan, as amended, and the Company’s effective registration statement on Form S-8 for the 2010 Stock Incentive Plan. In addition, Mr. Shallcross’ current employment agreement with the Company, dated December 6, 2018, was amended (the “Amended Employment Agreement”) on December 5, 2019 to reflect a 3% cost of living adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $565,000.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. License, Collaborative and Employment Agreements and Commitments – (continued)

On January 17, 2017, the Company entered into a two-year employment agreement with Dr. Joseph Sliman (the “Sliman Employment Agreement”), who was promoted at the Company from the position of Senior Vice President–Clinical & Regulatory Affairs to the position of Chief Medical Officer, which agreement expired in January 2019 and was not renewed. On October 9, 2018, we received a letter from Dr. Sliman, purporting to provide notice of a right to terminate the Sliman Employment Agreement for “good reason”, alleging a material reduction in his duties, authorities, and responsibilities as an executive of the Company. The Company is reviewing with legal counsel its rights and remedies and dispute certain aspects regarding Mr. Sliman’s attempt to terminate the Sliman Employment Agreement.

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

The Sliman Employment Agreement provided for a stated term of two years but could be terminated earlier pursuant to their terms and provided that if Dr. Sliman’s employment was terminated for any reason, he or his estate as the case may be, was entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided , however, that if his employment was terminated (1) by the Company without Cause or by the Executive for Good Reason (as each is defined below) then in addition to paying the Accrued Obligations, (x) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of twelve (12) months and (y) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards, or (2) by reason of his death or Disability (as defined in the Sliman Employment Agreement), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Dr. Sliman commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein will terminate.

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

For purposes of the Shallcross Employment Agreement and the Sliman Employment Agreement, “Cause” is defined as that the Executive shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the Board in its sole and absolute discretion: (i) gross insubordination, acts of embezzlement or misappropriation of funds, fraud, dereliction of fiduciary obligations; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft (including entry of a nolo contendere plea); (iii) willful unauthorized disclosure of confidential information belonging to the Company or entrusted to the Company by a client; (iv) material violation of any provision of the Executive’s employment agreement, of any Company policy, and/or of a confidentiality agreement, which, to the extent it is curable by the Executive, is not cured by the Executive within 30 days of receiving written notice of such violation by the Company; (v) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of the Executive’s duties; (vi) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (vii) willful failure to perform his written assigned tasks, where such failure is attributable to the fault of the Executive which, to the extent it is curable by the Executive, is not cured by the Executive within 30 days of receiving written notice of such violation by the Company.

Effective February 3, 2012, Jeffrey Riley was appointed to serve as the Company’s Chief Executive Officer and President and entered into an agreements with Mr. Riley to serve in such capacity. Effective February 2, 2017, the Company entered into a new two-year employment agreement with Mr. Riley (the “2017 Riley Employment Agreement”), pursuant to which Mr. Riley’s annual base salary remained at $550,000 and he was eligible for an annual performance bonus of up to seventy-five percent (75%) of his base salary. The 2017 Employment Agreement also included employment termination provisions similar to those in the Shallcross Employment Agreement and the Sliman Employment Agreement as well as confidentiality obligations, inventions assignments by Mr. Riley as well as change in control, non-solicitation and non-competition provisions.

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

Operating Lease

All of the Company’s existing leases as of December 31, 2019 are classified as operating leases. As of December 31, 2019, the Company has one material operating lease for facilities with a remaining term expiring in 2022. The existing lease has fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the lease liability was 9.9 percent. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. Operating lease costs are presented as part of the general and administrative expenses in the condensed consolidated statements of operations, and for the years ended December 31, 2019 and 2018 approximated $201,000 each year. During the same period, operating cash flows used for operating leases approximated $300,000. During 2019, there were no ROU assets exchanged for operating lease obligations. The initial non-cash addition of ROU assets due to adoption of ASC 842 was $537,000.

A maturity analysis of our operating leases as of December 31, 2019 is as follows (amounts in thousands of dollars):

Future undiscounted cash flows:
2020	$309
2021	321
2022	192
Total	$822

Discount factor	$(100)
Lease liability	$722
Amount due within 12 months	$(249)
Non-current lease liability	$473

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

9. Restructuring Charge

On November 26, 2018, the Board of Directors of the Company approved a corporate restructuring plan to reduce its cost structure as part of its commitment to shareholders to reduce operating costs.

As part of the Company’s commitment to reduce operating expenses and preserve cash, the Company eliminated positions effective December 7, 2018. The reduction included 8 employees, which represented approximately 33% of its workforce as of November 29, 2018, the date affected employees were notified. The affected employees received certain severance benefits as provided in the Plan.  As a result, the Company realized annualized cost savings beginning with the first quarter of 2019. The Company has incurred a one-time severance-related charge totaling approximately $409,000 which was recorded in the fourth quarter of 2018.

10. Income Taxes

There was no income tax expense for the years ended December 31, 2019 and 2018 due to the Company’s net losses. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2019 and 2018 (computed by applying the Federal corporate tax rate of 21% to loss before taxes and 4.74% for blended state income tax rate, the blended rate used was 25.74%), as follows (in thousands):

	2019	2018
Computed “expected” tax-benefit – Federal	$(3,230)	$(2,818)
Computed “expected” tax-benefit – State	(729)	(636)
Non-deductible stock-based compensation	864	288
Fair Market Value Adjustment – Warrants	-	(1,051)
Change in valuation allowance	3,095	4,217
	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Stock issued for services	$1,223	$1,998
Accrued compensation	20	38
Stock issued for acquisition of program	1,301	1,224
Stock issued for license agreement	1,574	1,760
Stock issued for milestone payment	255	278
Amortizable license fee	5	5
Net operating loss carry-forward	48,532	44,512
Total gross deferred tax assets	52,910	49,815
Less: valuation allowance	(52,910)	(49,815)
Total net deferred tax assets	$—	$—

At December 31, 2019, the Company has a net operating loss carry-forward of approximately $188.6 million available to offset future taxable income. The Company’s pre-2018 net operating losses expire on various dates through 2037 while the net operating loss carry-forward originating in the 2018 year and later carry-forward indefinitely and are subject to additional limitations based on taxable income. However, utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2019 was approximately $52.9 million. The net change in valuation allowance during the year ended December 31, 2019 was an increase of approximately $3.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income,and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019.

The Company assesses uncertain tax positions in accordance with the guidance for accounting for uncertain tax positions.  This pronouncement prescribes a recognition threshold and measurement methodology for recording within the financial statements uncertain tax positions taken, or expected to be taken, in the Company’s income tax returns.  To the extent the uncertain tax positions do not meet the “more likely than not” threshold, the Company has derecognized such positions. To the extent the uncertain tax positions meet the “more likely than not” threshold, the Company has measured and recorded the highest probable benefit, and have established appropriate reserves for benefits that exceed the amount likely to be sustained upon examination.  The Company currently has not recorded any uncertain tax positions and does not anticipate that the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Related Party Transactions

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

In December 2013, through the Company’s subsidiary, SYN Biomics, Inc. the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. During the year ended December 31, 2016, the Company paid CSMC $350,000 for milestone payments related this license agreement. There were no milestone payments made during the years ended December 31, 2019 and 2018.

On November 18, 2016, a member of the board of directors, Scott Tarriff, acquired 8,572 shares of the Company’s common stock together with a Series A warrant to purchase 8,572 shares of the Company’s common stock at an exercise price of $50.05 and a Series B warrant to purchase 8,572 shares of the Company’s common stock at an exercise price of $60.20 for an aggregate purchase price of $8,572. The shares of stock and warrants were acquired in the Company’s public offering that was consummated on November 18, 2016. The Series A warrant may be exercised until the four year anniversary of the date of its issuance and the Series B warrant expired on December 31, 2017.

12. Subsequent Event

On November 25, 2019 the Company received notification (the “Deficiency Letter”) from the NYSE American LLC (the “NYSE American”) that it was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity as of September 30, 2019. Specifically, the Deficiency Letter stated that the Company is not in compliance with Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years), Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years), and Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had a stockholders’ equity of $4,930,000 as of September 30, 2019, and has reported net losses in its five most recent fiscal years. The Company was required to submit a plan to the NYSE American by December 26, 2019 advising of actions it has taken or will take to regain compliance with the continued listing standards by November 25, 2020.

On February 7, 2020, the Company received notice from the NYSE American that it had accepted the Company’s plan and granted a plan period through November 25, 2020. During the plan period the Company will be subject to periodic review to determine if it is making progress consistent with the plan. If the Company does not regain compliance with the NYSE American listing standards by November 25, 2020, or if the Company does not make sufficient progress consistent with its plan, then the NYSE American may initiate delisting proceedings.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	58	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey J. Kraws	55	Chairman
Scott L. Tarriff	60	Director
Jeffrey Wolf, J.D.	56	Director

Steven A. Shallcross.   Mr. Shallcross has been a member of our Board of Directors since December 6, 2018 and currently serves as our Chief Executive Officer, a position he was appointed to on December 6, 2018, and our Chief Financial Officer. Mr. Shallcross was appointed as our Interim Chief Executive Officer on December 5, 2017 and has served as our Chief Financial Officer, Treasurer and Secretary since joining us in June 2015. Mr. Shallcross brings to our company operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. Since June 2019, Mr. Shallcross has served on the board of directors of Newgioco Group, Inc. (Nasdaq:NWGI), an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

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

Jeffrey J. Kraws.   Mr. Kraws has been a member of the Company’s Board of Directors since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since August 2016, Mr. Kraws has served as the Co-President of Ra Medical Systems Inc. (NYSE RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Well known and respected on Wall Street, Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013, Mr. Kraws serves on the board of directors of Avivagen Inc. (TSX:VIV) and Saleen Automotive, Inc. (OTC Pink: SLNN . He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

Mr. Kraws brings to the Board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies. His healthcare experience, executive and leadership experience further qualify him as a member of the Board. .

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Synthetic Biologics’ equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2019.

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

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about its executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2019 executive compensation program for our Named Executive Officers.

The following table summarizes all compensation awarded to, earned by or paid to Steven A. Shallcross and Joseph Sliman, our Named Executive Officers, during the fiscal years presented below.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Steven Shallcross	2019	$550,000	$412,500	(4)	$118,801	$27,308	$1,108,609
Chief Executive Officer	2018	$489,421	$357,863		$89,789	$26,338	$963,411
and Chief Financial Officer

Joseph Sliman(5)	2019	$18,716	$-		$-	$16,166	$34,882
Chief Medical Officer	2018	$385,000	$-		$-	$17,068	$402,068

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

(3)	Mr. Shallcross was appointed as our Chief Executive Officer on December 6, 2018. Mr. Shallcross’ annual salary is $550,000 commencing December 6, 2018 and increased to $565,000 on December 5, 2019.

(4)	These bonuses were earned in 2019 and paid in 2020.

(5)	Dr. Sliman was appointed our Chief Medical Officer effective January 17, 2017. His agreement expired January 16, 2019 and was not renewed.

Narrative Disclosure to Summary Compensation Table

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

B. Oversight of Executive Compensation

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officers. Our Named Executive Officers for the year ended December 31, 2019 were as follows: Steven Shallcross, our Chief Executive Officer and Joseph Sliman, our former Chief Medical Officer.

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

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers, if any. The Chief Executive Officer does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our other members of management. In addition to our Chief Executive Officer, our other Named Executive Officers, as well as members of our management and consultants also attend Compensation Committee meetings from time to time and may take part in discussions of executive compensation.

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

As an executive’s level of responsibility increases, the Compensation Committee generally targets a greater portion of the executive’s compensation to be contingent upon performance. For example, historically our Named Executive Officers have a higher percentage of compensation at risk (and thus greater upside and downside potential) relative to our other employees. The Compensation Committee believes this is appropriate because our Named Executive Officers have the greatest influence on our performance. During 2019, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 49.6% of his compensation package and performance based variable compensation comprised 48% of the compensation packages. Of the performance based variable compensation 22% was equity incentive performance-based compensation and 78% was cash compensation.

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

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, our Compensation Committee primarily reviewed survey data which it had used in the prior year to aid in assessment of our Named Executive Officers pay program, a review of the KornFerry November 2017 report that had been provided to the Compensation Committee and their own analysis of companies that they considered to be similarly situated in terms of industry, number of employees and financial position. With respect to its analysis of the compensation of the Chief Executive Officer, although the Compensation Committee took into account the data from the survey and report which included compensation for chief executive officers and chief financial officers separately, due to the fact that our Chief Executive Officer also serves as our Chief financial Officer, which is not typical for most companies, the Compensation Committee analysis included a blended analysis of the compensation for the two roles .

While the Compensation Committee does take into consideration the data it reviewed, the Committee does not attempt to benchmark our executive compensation against any specific level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Rather, the Compensation Committee reviews compensation data from the survey and report mentioned above, as reference points in making executive compensation decisions especially in light of the fact that our Chief Executive Officer is also performing the role of Chief Financial Officer. The Compensation Committee’s general aim is for our compensation to remain competitive with the market, falling above or below the median of the market data as appropriate based on corporate and individual executive performance, and other factors deemed to be appropriate. Competitive market positioning is only one of several factors, as described below, that the Compensation Committee considers in making compensation decisions, and therefore individual Named Executive Officer compensation may fall at varying levels as compared to the market data.

Our Compensation Committee values the opinion of our stockholders. At our 2019 Annual Meeting of Stockholders approximately 59% of the votes that were cast (excluding broker non-votes) were cast in favor of our say-on-pay proposal adopting a resolution approving the compensation paid to our Named Executive Officers as disclosed in our proxy statement for our 2019 Annual Meeting of Stockholders. In addition, at our 2019 Annual Meeting of Stockholders approximately the greatest number of votes were cast in favor of a three (3) year frequency for holding an advisory vote on executive compensation. Accordingly, our Compensation Committee decided not to make any significant changes to the executive compensation policies; however, our Compensation Committee continues to monitor and evaluate our compensation program in light of our stockholders’ views and our transforming business needs.

E. Components of Compensation

We provide four compensation components to Named Executive Officers:

•	base salary;

•	bonuses based on the achievement of specified goals and objectives;

•	long-term incentives; and benefits

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work and are required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Our Chief Executive Officer typically makes performance assessments of our other employees throughout the year, and provides ongoing feedback to employees, provide resources and maximize individual and team performance levels. Based on the analysis of the peer group and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer who also serves as our Chief Financial Officer, including base salary, long-term incentives and bonuses. Upon the appointment of Mr. Shallcross to serve as our Chief Executive Officer in December 2018 and in light of the fact that he also serves as our Chief Financial Officer, it was determined that his overall compensation levels were not competitive with the peer group and therefore his annual base salary was increased to $550,000, which was the same annual base salary as that of our prior Chief Executive Officer. Prior to his appointment as Chief Executive Officer, from December 2017 until December 2018 Mr. Shallcross served as the Interim Chief Executive Officer in addition to serving as our Chief Financial Officer and his annual base salary for serving as Chief Financial Officer was $381,150 and he received an additional $8,000 per month for his service as Interim Chief Executive Officer. Mr. Shallcross’ current employment agreement, dated December 6, 2018, was amended (the “Amended Employment Agreement”) on December 5, 2019 to reflect a 3% cost of living adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $565,000.

Our former Chief Medical Officer, Dr. Sliman, received an annual base salary of $385,000 for the two years that he served as our Chief Medical Officer.

The current base salary for our Chief Executive Officer who also serves as our Chief Financial Officer is:

Named Executive Officer	2019 Base Salary	2020 Base Salary
Steven A. Shallcross, Chief Executive Officer and Chief Financial Officer	$550,000	$565,000

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. The Compensation Committee also used information from the report and analysis discussed above in determining bonuses as well as its own research of peer company compensation. For the year ended December 31, 2019, the Compensation Committee approved a $412,500 cash bonus and an option grant exercisable for 450,000 shares of our common stock for Mr. Shallcross.

The employment agreement with Mr. Shallcross that was in effect during 2019 provided that he was eligible for a bonus of up to seventy five percent (75%) of his base salary (a “Target Bonus”) in cash or equity and Mr. Shallcross received a cash bonuses with a value equal to approximately seventy five percent (75%) of his Target Bonus. The bonuses are to be rewarded based on whether, in the discretion of the Compensation Committee and the Board of Directors, our company and the Named Executive Officer met certain objectives established by the Compensation Committee or the Board of Directors. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link them to financial objectives of importance to it. The following factors, in addition, to the market data from the survey, were among those reviewed in determining the bonus for Mr. Shallcross: successful filings of all SEC reports in a timely manner; commencement of enrollment in the Phase 2b investigator sponsored study for SYN-010, engagement of AutoCruitment to aid with study enrollment, completion of toxicology studies, manufacturing and assay development work for SYN-020, successful pre-IND meeting with FDA for Syn-020, entering into the clinical trial agreement with Washington University for an investigator initiated study of SYN-004(Ribaxamase) in aGVHD program, completion of Phase 1/2 study protocol and successful Type C meeting with FDA and successful management of our cash position during a challenging environment.

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

Mr. Shallcross’ 2018 and 2019 bonus included a grant of options exercisable for 200,000, and 450,000 shares of common stock. The stock options granted vest in equal monthly installments over a three-year term and are subject to the recipient’s continued employment, therefore acting as a significant retention incentive.

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

Former Chief Medical Officer Compensation

Joseph Sliman, served as our Chief Medical Officer from February 3, 2012 until the expiration of his employment agreement on January 16, 2019. Prior to the expiration date, he was compensated in accordance with his employment agreement and other benefits consistent with those provided to members of management. On October 9, 2018, we received a letter from Dr. Sliman, our Chief Medical Officer purporting to provide notice of a right to terminate his employment agreement, dated January 17, 2017, with us for “good reason”, alleging a material reduction in his duties, authorities, and responsibilities as an executive of our company. We are reviewing with legal counsel our rights and remedies and we dispute certain aspects regarding Dr. Sliman’s attempt to terminate his employment agreement. The details of the agreement relating to Mr. Sliman’s employment can be found under “—Employment Agreements—Joseph Sliman, Former Chief Medical Officer.” Dr. Sliman’s base salary for 2018 was $385,000, which was the same as his base salary for 2017, and he was eligible for a target bonus of 75% of his base salary. Dr. Sliman did not receive any performance based variable compensation in 2018. In 2019, Dr. Sliman received a prorated salary of $18,716.

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2019 compensation program was appropriate in light of the challenges we and our employees face.

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

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2019. We currently grant stock-based awards pursuant to our 2010 Stock Incentive Plan (the “2010 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”) and 2007 Stock Incentive Plan (the “2007 Stock Plan”).

Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date

Steven Shallcross	12/06/19	-	450,000	$0.42	12/04/26
	12/20/18	66,666	133,334	$0.69	12/06/25
	12/20/17	10,477	5,239	$18.20	12/20/24
	11/30/16	14,286	-	$28.00	11/30/23
	12/04/15	2,858	-	$96.60	12/04/22
	06/01/15	25,715	-	$75.60	06/01/25

(1)	Shallcross Options will vest pro rata, on a monthly basis, over 36 months.

Employment Agreements and Separation Agreement

Steven A. Shallcross, Chief Executive Officer, Chief Financial Officer

On December 6, 2018, we entered into a three-year employment agreement with Mr. Shallcross (the “Shallcross Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as our Chief Financial Officer. Mr. Shallcross has served as our Chief Financial Officer since June 1, 2015, initially pursuant to the terms of a two year employment agreement that we entered with him on April 28, 2015 (the “Initial Shallcross Employment Agreement”) that provided for an annual base salary of $315,000, which was increased to $346,500 in 2016 and $381,150 in 2017. Mr. Shallcross also served as our Interim Chief Executive Officer from December 5, 2017 until his appointment as Chief Executive Officer in December 2018. Effective December 20, 2017, we entered into an amendment to the Initial Shallcross Employment Agreement dated April 28, 2015, as amended on December 1, 2016 and May 31, 2017, that increased Mr. Shallcross’ annual base salary to $381,150 and for the period that Mr. Shallcross served as Interim Chief Executive Officer, it provided that he receive a cash payment of $8,000 per calendar month; pro-rated for any partial months that Mr. Shallcross serves as Interim Chief Executive Officer. The Shallcross Employment Agreement replaced the Initial Shallcross Employment Agreement. In addition, Mr. Shallcross was appointed as a director of the Company. Mr. Shallcross does not receive additional compensation for service as our director. The material terms of the Shallcross Employment Agreement are set forth below.

Pursuant to the Shallcross Employment Agreement, as amended, Mr. Shallcross is entitled to an annual base salary of $565,000 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Shallcross Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Shallcross Employment Agreement) then in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein would terminate.

The Shallcross Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Shallcross Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by us for him.

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

On December 4, 2019, the Board awarded Steven A. Shallcross, the Company’s Chief Executive Officer and Chief Financial Officer, (i) a cash bonus equal to his full target bonus of 75% of his prior base salary and (ii) an option to purchase 450,000 shares of our common stock. The stock option granted to Mr. Shallcross has an exercise price of $0.418 per share, which is the closing price of the Common Stock on the date of the grant (December 4, 2019), vests pro rata, on a monthly basis, over 36 consecutive months and expires in seven (7) years from the date of the grant, unless terminated earlier. The stock option was granted pursuant to our 2010 Stock Incentive Plan, as amended, and our effective registration statement on Form S-8 for the 2010 Stock Incentive Plan. In addition, the Shallcross Employment Agreement was amended on December 5, 2019 to reflect a 3% cost of living adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $565,000.

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

The Sliman Employment Agreement provided for similar provisions upon a “Change in Control” (as defined in the Sliman Employment Agreement, as in the Shallcross Employment Agreement

For purpose of the Sliman Employment Agreement, “Good Reason” was defined as the occurrence of any of the following events without the respective Dr. Sliman’s consent: (i) a material reduction in the Dr. Sliman’s base salary (other than an across-the-board decrease in base salary applicable to all of our executive officers); (ii) a material breach of the employment agreement by us; (iii) a material reduction in Dr. Sliman’s duties, authority and responsibilities relative to Dr. Sliman’s duties, authority, and responsibilities in effect immediately prior to such reduction; or (iv) the relocation of Dr. Sliman’s principal place of employment, without Dr. Sliman’s consent, in a manner that lengthens his one-way commute distance by fifty (50) or more miles from his then-current principal place of employment immediately prior to such relocation.

For purposes of the Sliman Employment Agreement, “Cause” was defined as that Dr. Sliman shall have engaged in any of the following acts or that any of the following events shall have occurred, all as determined by the Board of Directors in its sole and absolute discretion: (i) gross insubordination, acts of embezzlement or misappropriation of funds, fraud, dereliction of fiduciary obligations; (ii) conviction of a felony or other crime involving moral turpitude, dishonesty or theft (including entry of a nolo contendere plea); (iii) willful unauthorized disclosure of confidential information belonging to the us or entrusted to us by a client; (iv) material violation of any provision of the employment agreement, of any of our policies, and/or of a confidentiality agreement, which, to the extent it is curable by Dr. Sliman, is not cured by Dr. Sliman within 30 days of receiving written notice of such violation by us; (v) being under the influence of drugs (other than prescription medicine or other medically related drugs to the extent that they are taken in accordance with their directions) during the performance of Dr. Sliman’s duties; (vi) engaging in certain behavior; or (vii) willful failure to perform his written assigned tasks, where such failure is attributable to the fault of Dr. Sliman which, to the extent it is curable by Dr. Sliman, is not cured by Dr. Sliman within 30 days of receiving written notice of such violation by us.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2019 regarding the compensation of our directors who at December 31, 2019 were not also our Named Executive Officers.

Name	Fees Earned or Paid in Cash	Option Awards(1)(3)	Other Compensation	Total
Jeffrey J. Kraws(2)	$176,000	$66,000	$-	$242,000

Scott Tarriff	$66,000	$66,000	$-	$132,000

Jeffrey Wolf	$74,000	$66,000	$-	$140,000

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2019 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(2)	Mr. Kraws was appointed as our independent, non-executive Chairman of the Board of Directors in May 2012. Pursuant to his agreement Mr. Kraws receives an annual retainer of $150,000 for serving as our Chairman.

(3)	As of December 31, 2019, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Jeffrey J. Kraws	347,563

Scott Tarriff	348,039

Jeffrey Wolf	347,563

During 2019, each non-employee member of the Board of Directors received an annual cash retainer of $43,000, our independent, non-executive Chairman of the Board of Directors receives an annual cash retainer of $150,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,750 for service on the Audit, Compensation and Nominations Committees, respectively, and the Chairman of the Audit, Compensation and Nominations Committees receive an additional annual cash fee of $15,000, $10,000 and $7,500, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 250,000 shares of our common stock, for a term of seven years, vesting one third on each of one year, two year and three year anniversary of the date of grant . In setting 2019 compensation for directors, the Compensation Committee relied upon the report that was provided by Korn Ferry Hay Group in November 2017 to provide an assessment of our director compensation. Based on an analysis of director compensation set forth in the report, our financial performance, general market conditions and the interests of shareholders, it was determined that the annual cash retainer for serving on the board and the committee retainers would remain for 2020 the same as they were in 2019.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2019, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of February 20, 2020, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group.

	Shares Owned (1)
Name and Address of Beneficial Ownership (2)	Number of Shares Owned	Percentages of Shares (3)
Jeffrey J. Kraws (4)	59,932	*
Steven Shallcross (5)	243,971	*
Scott L. Tarriff (6)	71,015	*
Jeffrey Wolf (7)	53,396	*
All current officers and directors as a group (4 persons)	428,314	2.52%
Hudson Bay Capital Management LP and affiliates(8)	1,882,002	9.99%
Iroquois Capital Management, L.L.C. and affiliates(9)	1,880,308	9.99%

*	represents less than 1% of our common stock

(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.

(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of February 20, 2020.

(3)	As of February 20, 2020, the Company had 16,956,865 shares of common stock outstanding.

(4)	Includes 53,396 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following February 20, 2020. Does not include an additional 294,167 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following February 20, 2020.

(5)	Includes 193,971 shares issuable upon exercise of options held by Mr. Shallcross that are exercisable within the 60-day period following February 20, 2020. Does not include an additional 514,604 shares issuable upon exercise of options held by Mr. Shallcross that are not exercisable within the 60-day period following February 20, 2020.

(6)	Includes (i) 8,572 shares purchased from us in our November 2016 offering, (ii ) 53,872 shares issuable upon exercise of options held by Mr. Tarriff that are exercisable within the 60-day period following February 20, 2020, and (iii) warrants to purchase 8,572 shares of our common stock, which warrants were acquired in our November 2016 offering. Does not include an additional 294,167 shares issuable upon exercise of options held by Mr. Tarriff that are not exercisable within the 60-day period following February 20, 2019.

(7)	Includes 53,396 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following February 20, 2020. Does not include an additional 294,167 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following February 20, 2020.

(8)	Includes warrants to purchase 1,882,002 shares of our common stock owned by Hudson Bay Master Fund Ltd. Share ownership information is based on information contained in a Schedule 13G filed by Hudson Bay Master Fund Ltd and Sander Gerber with the SEC on February 5, 2019 by Hudson Bay Capital Management LP, as the investment manager to Hudson Bay Master Fund Ltd, in whose name the securities are held and Sander Gerber, the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of the warrants. The business address of each of such entities and Mr. Gerber is 777 Third Avenue, 30th floor, New York, New York 10017. Pursuant to the terms of the warrant, the holder cannot exercise the warrant if the holder would beneficially own, after such exercise, in excess of 9.99% of the outstanding shares of our common Stock.

(9)

Information obtained from a Schedule 13G filed by Iroquois Capital Management L.L.C. (“Iroquois Capital”), Mr. Abbe and Ms. Page with the SEC on February 14, 2020. Pursuant to the Schedule 13G. Iroquois Master Fund held 6,198 shares of our common stock, 841 shares of our Series B Preferred Stock convertible into 731,304 shares of our common stock and warrants to purchase 1,130,195 shares of our common stock and Iroquois Capital Investment Group LLC (“ICIG”) held 9,073 shares of our common stock, 1,099 shares of our Series B Preferred Stock convertible into 955,625 shares of our common stock and warrants to purchase 1,478,501 shares of our common stock, a Delaware limited liability company (“Iroquois”) Mr. Abbe and Ms. Page share authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund, and as such, each of Richard Abbe and Kimberly Page may be deemed to beneficially own the securities held by Iroquois Master Fund (“Mr. Abbe” and “Ms. Page,” together with Iroquois, the “Reporting Persons”). Iroquois Capital is the investment advisor for Iroquois Master Fund and Mr. Abbe is the President of Iroquois Capital. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of Common Stock held by, and underlying the Series B Preferred Stock and warrants (each subject to the blockers) held by, Iroquois Master Fund and ICIG. The business address of each of such entities and Mr. Abbe and Ms. Page is 205 East 42nd Street, 20th Floor, New York, NY 10017. Pursuant to the terms of the warrant and the Series B Preferred Stock, the holder cannot exercise the warrant or Series B Preferred Stock if the holder would beneficially own, after such exercise, in excess of 9.99% of the outstanding shares of our common Stock.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	-	$-	-
2007 Stock Incentive Plan	7,052	$58.15	-
2010 Stock Incentive Plan	2,494,960	$3.46	1,503,079
Equity compensation plans not approved by stockholders	N/A	N/A	.
Total	2,502,012	$3.62	1,503,079

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Board of Directors has determined that Mr. Kraws, Mr. Tarriff and Mr. Wolf are independent directors.

Except as disclosed under “Executive Compensation,” there were no related party transactions during the two year’s ended December 31, 2019 or the current year.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2019 and 2018 by BDO USA, LLP.

	December 31,
	2019	2018
Audit Fees and Expenses (1)	$295,000	$346,000
	$295,000	$346,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2019 and 2018.

1. Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets as of December 31, 2019 and 2018

3. Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

4. Consolidated Statements of (Deficit) Equity for the years ended December 31, 2019 and 2018

5. Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

6. Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	Reference is made to the Exhibit Index on the following page

Item 16.	Form 10-K Summary

Not applicable.
EXHIBIT INDEX

The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1	At Market Issuance Agreement dated August 5, 2016 between Synthetic Biologics, Inc. and FBR Capital Markets & Co. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed August 5, 2016, File No. 001-12584.)

1.2	Amendment No. 1 to At The Market Issuance Sales Agreement(Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 7, 2016, File No. 001-12584.)

1.3	Underwriting Agreement, dated October 10, 2018, by and between Synthetic Biologics, Inc. and A.G.P./Alliance Global Partners, as representative of the underwriters (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 51, 2018), File No. 001-12584.)

3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)

3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.5	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011, File No. 001-12584.)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)

3.7	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)

3.8	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2017, File No. 001-12584.)

3.9	Certificate of Designations for Series A Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

3.10	Certificate of Change Pursuant to NRS 78. 209 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 13, 2018, File No. 001-12584.)

3.11	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2018, File No. 001-12584.)

3.12	Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.13	Certificate of Amendment to Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

*4.1	2001 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

*4.2	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

*4.3	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

4.4	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.5	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

4.6	Form of Warrant for Purchasers of Units (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 10, 2014, File No. 001-12584.)

*4.7	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 10, 2015, File No. 333-206268.)

4.8	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 31, 2016, File No. 333-206268.)

4.9	Form of Series A Warrant to Purchase Common Stock issued November 18, 2016 (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

4.10	Form of Series B Warrant to Purchase Common Stock issued November 18, 2016 (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

4.11	Form of Warrant Agreement, dated November 18, 2016 between Synthetic Biologics, Inc. and Corporate Stock Transfer, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on November 15, 2016, File No. 001-12584.)

*4.12	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2017, File No. 333-220401.)

4.13	Form of Warrant issued December 26, 2017 to InSite Communications (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 10-Q filed May 5, 2018, File No. 001-12584.)

*4.14	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on October 2, 2018, File No. 333-227668.)

4.15	Warrant Agency Agreement, dated October 15, 2018, by and between Synthetic Biologics, Inc. and Corporate Stock Transfer, Inc. (including the form of warrant certificate) (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

4.16	Description of Securities(1)

*10.1	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.2	Agreement and Plan of Reincorporation Merger (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

10.3	Sublicense Agreement between Meda AB, Adeona Pharamaceuticals, Inc. and Pipex Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)

10.4	Non-Disturbance Agreement among Pipex Therapeutics, Inc., Mclean Hospital Corp and Meda AB (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 11, 2010, File No. 001-12584.)

10.5	McLean Hospital Corporation Exclusive License Agreement (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K filed March 31, 2011, File No. 001-12584.)

10.6	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)

10.7	Registration Rights Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 21, 2011, File No. 001-12584.)

*10.8	Employment Agreement with Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 6, 2012, File No. 001-12584.)

10.9	Exclusive Channel Collaboration Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.10	Stock Purchase Agreement with Intrexon Corporation (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.11	First Amendment to Registration Rights Agreement between Synthetic Biologics, Inc. and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 9, 2012, File No. 001-12584.)

10.12	Registration Rights Agreement dated October 25, 2012 with investors (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

10.13	Joinder Agreement by and among Synthetic Biologics, Inc., NRM VII Holdings I, LLC and Intrexon Corporation (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed October 31, 2012, File No. 001-12584.)

10.14	Patent License Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.15	Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.16	Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.17	First Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.18	Second Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.19	Third Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.20	Fourth Amendment to Exclusive License Agreement with The Regents of The University of California (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K filed April 16, 2013, File No. 001-12584.)

10.21	Exclusive License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.22	Exclusive Option Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.23	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.24	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel dated December 5, 2013 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.25	Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.27	First Amendment to Exclusive License Agreement. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 31, 2014, File No. 001-12584.)

10.28	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

*10.29	Employment Agreement, dated April 28, 2015, by and between Stephen A. Shallcross and the Company. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2015, File No. 001-12584.)

10.30	Exclusive Channel Collaboration Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation dated as of August 10, 2015**. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)

10.31	Stock Issuance Agreement by and between Synthetic Biologics, Inc., and Intrexon Corporation, dated August 10, 2015. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 10, 2015, File No. 001-12584.)

10.32	Second Amendment to the Registration Rights Agreement by and between Synthetic Biologics, Inc. and Intrexon Corporation, dated as of August 10, 2015. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 10, 2015, File No. 001-12584.)

10.33	Amendment, dated August 29, 2015, to the Stock Purchase Agreement, dated December 3, 2013, by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Mark Pimentel, M.D. (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed September 3, 2015, File No. 001-12584.)

10.34	Third Amendment to the License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedar-Sinai Medical Center, dated September 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 5, 2015, File No. 001-12584.)

*10.35	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)

*10.36	Amendment to Employment Agreement by and between Synthetic Biologics, Inc. and Steven A. Shallcross, dated as of December 1, 2016. (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed December 2, 2016, File No. 001-12584.)

*10.37	Employment Agreement by and between Synthetic Biologics, Inc. and Joseph Sliman dated as of January 17, 2017 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 19, 2017, File No. 001-12584.)

10.38	Share Purchase Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

*10.39	Amendment to Employment Agreement dated May 31,2017 between Synthetic Biologics, Inc. and Steven A. Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 2, 2017, File No. 001-12584.)

10.40	Separation Agreement dated December 5, 2017 between Synthetic Biologics, Inc. and Jeffrey Riley (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 7, 2017, File No. 001-12584.)

*10.41	Amendment to Employment Agreement dated December 20,2017 between Synthetic Biologics, Inc. and Steven A. Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2017, File No. 001-12584.)

10.42	Registration Rights Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 12, 2017, File No. 001-12584.)

10.43	Fourth Amendment to Exclusive License Agreement entered into February 16, 2017 between Synthetic Biologics, Inc. and Cedars-Sinai Medical Center. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.44	Fifth Amendment dated August 22, 2017 to Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.45	Stock Purchase Agreement entered into as of September 5, 2018 by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc., and Cedars-Sinai Medical Center(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2018, File No. 001-12584.)

10.46	Employment Agreement between Synthetic Biologics, Inc. and Steven A. Shallcross dated as of December 6, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 6, 2018), File No. 001-12584.

*10.47	Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 2019)

10.48	Clinical Trial Agreement between Washington University School of Medicine in St. Louis and Synthetic Biologics, Inc. dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2019, File No. 001-12584)

*10.49	Amendment to Employment Agreement with Steven A. Shallcross dated December 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 5, 2019, File No. 001-12584)

21	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) (1)

31.1	Certification of Steven A. Shallcross, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification of Steven A. Shallcross, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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
Date: February 20, 2020

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

Date: February 20, 2020	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: February 20, 2020	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: February 20, 2020	By:	/s/ Scott L. Tarriff
Scott L. Tarriff
Director

Date: February 20, 2020	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director