Form 10-Q
period 2020-03-31
Synthetic Biologics, Inc.
filed 2020-05-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐       No ☒

As of May 1, 2020, the registrant had 18,263,543 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2020. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$10,085	$15,045
Prepaid expenses and other current assets	1,084	1,381
Total Current Assets	11,169	16,426

Property and equipment, net	309	367

Right of use asset	386	419

Deposits and other assets	23	23

Total Assets	$11,887	$17,235

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$1,247	$2,315
Accrued expenses	1,062	1,776
Accrued employee benefits	309	935
Lease liability	258	249
Total Current Liabilities	2,876	5,275

Lease liability - Long term	405	473

Total Liabilities	3,281	5,748
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 120,000 issued and outstanding	12,606	12,544
Stockholders' Deficit:
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 6,565 issued and outstanding and 7,638 issued and outstanding	4,092	4,761
Common stock, $0.001 par value; 200,000,000 shares authorized, 17,741,803 issued and 17,739,475 outstanding and 16,808,758 issued and 16,806,430 outstanding	18	17
Additional paid-in capital	233,735	232,580
Accumulated deficit	(238,967)	(235,537)
Total Synthetic Biologics, Inc. and Subsidiaries Deficit	(1,122)	1,821
Non-controlling interest	(2,878)	(2,878)
Total Stockholders' Deficit	(4,000)	(1,057)

Total Liabilities and Stockholders' Deficit	$11,887	$17,235

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2020	2019
Operating Costs and Expenses:
General and administrative	$1,393	$1,154
Research and development	1,635	2,418
Total Operating Costs and Expenses	3,028	3,572

Loss from Operations	(3,028)	(3,572)

Other Income:
Interest income	38	44
Total Other Income	38	44

Net Loss	(2,990)	(3,528)

Net Loss Attributable to Non-controlling Interest	(26)	(16)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(2,964)	$(3,512)

Series A Preferred Stock Dividends	(62)	(61)
Series B Preferred Stock Dividends	(404)	(398)

Net Loss Attributable to Common Stockholders	$(3,430)	$(3,971)

Net Loss Per Share - Basic and Dilutive	$(0.20)	$(0.25)

Weighted average number of shares outstanding during the period - Basic and Dilutive	17,093,920	15,656,784

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit

Balance at December 31, 2018	15,482,083	$15	9,161	$5,760	$230,754	$(219,461)	$(2,909)	$(14,159)

Stock-based compensation	-	-	-	-	64	-	-	64
Series A Preferred Stock Dividends	-	-	-	-	-	(61)	-	(61)
Issuance of SYN Biomics Stock	-	-	-	-	(36)	-	53	17
Conversion of Series B Preferred Stock to Common	900,869	1	(1,036)	(638)	1,035	(398)	-	-
Net Loss	-	-	-	-	-	(3,512)	-	(3,512)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at March 31, 2019	16,382,952	16	8,125	$5,122	$231,817	$(223,432)	$(2,872)	$10,651

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity

Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	-	-	-	-	83	-	-	83
Series A Preferred Stock Dividends	-	-	-	-	-	(62)	-	(62)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	26	26
Conversion of Series B Preferred Stock to Common	933,045	1	(1,073)	(669)	1,072	(404)	-	-
Net Loss	-	-	-	-	-	(2,964)	-	(2,964)
Non-controlling interest	-	-	-	-	-	-	(26)	(26)

Balance at March 31, 2020	17,739,475	$18	6,565	$4,092	$233,735	$(238,967)	$(2,878)	$(4,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,990)	$(3,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	83	64
Subsidiary stock issued to vendor	26	16
Depreciation	58	62
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	297	(267)
Right of use asset	33	28
Accounts payable	(1,068)	(267)
Accrued expenses	(714)	711
Accrued employee benefits	(626)	(991)
Lease liability	(59)	(52)
Net Cash Used In Operating Activities	(4,960)	(4,224)

Net Cash From Investing Activities	-	-

Net Cash From Financing Activities	-	-

Net decrease in cash and cash equivalents	(4,960)	(4,224)

Cash and cash equivalents at beginning of period	15,045	28,918

Cash and cash equivalents at end of period	$10,085	$24,694

Noncash Financing Activities:
Right of use asset from operating lease	$-	$538
Conversion of Series B Preferred Stock	$669	$638
Deemed dividends for accretion of Series B Preferred Stock discount	$404	$398
In-kind dividends paid in preferred stock	$62	$61

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K. The interim results for the three months ended March 31, 2020 are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements and Developments

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States’ economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company has assessed the impact of the CARES Act and based upon our initial assessment, we do not believe that it will have a significant effect on our financial position, results of operations or cash flows. The Company continues to evaluate its impact as new information becomes available.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company identified COVID-19 as a triggering event and performed a qualitative assessment of the fair value of its long-lived assets. The results from this analysis determined that it is still more likely than not that the fair value of its long-lived assets remain higher than the carrying value of these assets. As a result, no impairment charges were recorded during the three months ended March 31, 2020.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of March 31, 2020, the Company had an accumulated deficit of approximately $239.0 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

The Company does not have sufficient capital to fund its operations beyond the twelve months following the issuance date of its current form 10-Q. In order to address its capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

In January 2020, the World Health Organization declared a global pandemic for the novel strain of coronavirus, COVID-19. Since then, the COVID-19 coronavirus has spread to multiple countries, including throughout the United States. As the COVID-19 coronavirus continues to spread around the globe, the Company has experienced disruptions that impact our business and clinical trials, including temporarily halting the enrollment of new patients in its SYN-010 Phase 2b clinical study and the postponement of clinical site initiation for its SYN-004 Phase 1b/2a clinical study. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected.

At March 31, 2020, the Company had cash and cash equivalents of approximately $10.1 million. As a result of the global COVID-19 pandemic, management has the ability to further extend its cash runway since its clinical development partners (Cedars-Sinai Medical Center (CSMC) and Washington University) have reduced their operating capacity to include only essential activities, which excludes all planned and ongoing clinical trials for the time being. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing its funding requirements for its ongoing Phase 2b investigator-sponsored clinical study of SYN-010, as well as preclinical activities in support of an IND filing for its SYN-020 program. Due to the unique challenges posed by the global COVID-19 pandemic, Washington University, has determined that postponing the commencement of the planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients until the first quarter of 2021 is the appropriate response to the novel coronavirus pandemic. The Company does not anticipate any additional expense related to the Phase 1b/2a SYN-004 (ribaxamase) clinical trial until the trial is cleared for commencement by Washington University. Commencement of planned future Phase 3 clinical trials of SYN-004 and SYN-010 are subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company will be required to obtain additional funding in order to continue the development of its current product candidates beyond its Phase 2b investigator-sponsored clinical study of SYN-010 and its planned Phase 1b/2a clinical study of SYN-004 in allogeneic HCT recipient within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to fully execute its business plan as planned and will be forced to cease certain development activities until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. Potential sources of financing include strategic relationships, public or private sales of equity (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that the Company entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. Current cash is expected to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern – (continued)

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond its control. These factors include the following:

•	the progress of its research activities;

•	the number and scope of its research programs;

•	the ability to recruit patients for clinical studies in a timely manner;

•	the progress of its preclinical and clinical development activities;

•	the progress of the development efforts of parties with whom the Company has entered into research and development agreements and amount of funding received from partners and collaborators;

•	its ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;

•	its ability to achieve our milestones under licensing arrangements;

•	the costs associated with manufacturing-related services to produce material for use in our clinical trials;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;

•	the costs and timing of regulatory approvals; and

•	the ability to commence or complete clinical trials due to the ongoing impact of the COVID-19 global pandemic.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximate fair value due to the relatively short period to maturity for these instruments.

Cash and cash equivalents include money market accounts of $114,000 as of March 31, 2020 and $98,000 as of December 31, 2019 that are measured using Level 1 inputs.

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

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31, 2020	December 31, 2019
Prepaid clinical research organizations	$477	$48
Prepaid insurances	378	549
Prepaid consulting, subscriptions and other expenses	135	134
Prepaid manufacturing expenses	94	622
Prepaid conferences, travel	-	25
Other receivables	-	3

Total	$1,084	$1,381

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	March 31, 2020	December 31, 2019
Computers and office equipment	$804	$804
Leasehold improvements	439	439
Software	11	11
	1,254	1,254
Less: accumulated depreciation and amortization	(945)	(887)

Total	$309	$367

Accrued expenses (in thousands)

	March 31, 2020	December 31, 2019
Accrued clinical consulting services	$672	$684
Accrued vendor payments	285	456
Accrued manufacturing costs	105	635
Other accrued expenses	-	1

Total	$1,062	$1,776

Accrued employee benefits (in thousands)

	March 31, 2020	December 31, 2019
Accrued bonus expense	$203	$858
Accrued vacation expense	106	77

Total	$309	$935

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of March 31, 2020, there were 7,052 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 85,714 to 171,429. On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 171,429 to 228,572. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 228,572 to 400,000. On September 7, 2017, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 400,000 to 500,000. On September 24, 2018, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2010 Stock Plan from 500,000 to 1,000,000. On September 5, 2019, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and expire between five and ten years after the grant date. As of March 31, 2020, there were 2,494,960 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized as compensation expense over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2020 and 2019. The assumptions used for the awards during the year ended December 31, 2019 were as follows:

Exercise price	$0.42
Expected dividends	0%
Expected volatility	84%
Risk free interest rate	1.61%
Expected life of option	4.5 years

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

Expected life of the option—The period of time that the options granted are expected to remain unexercised. Options granted during 2019 have a maximum term of seven years. The Company estimates the expected life of the option based on the weighted average life between the dates that options become fully vested and the maximum life of options granted.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation – (continued)

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting;

•	half vesting immediately and remaining over three years;

•	in full on one-year anniversary date of grant date;

•	quarterly over three years;

•	annually over three years;

•	one-third immediate vesting and remaining annually over two years;

•	one half immediate vesting and remaining over nine months;

•	one quarter immediate vesting and remaining over three years;

•	one quarter immediate vesting and remaining over 33 months; and

•	monthly over three years.

A summary of stock option activity for the three months ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance - December 31, 2018	938,932	$15.18	6.19 years	$-

Granted	1,725,000	0.42
Exercised	-	-
Expired	(94,738)	58.25
Forfeited	(67,232)	5.95
Balance - December 31, 2019	2,502,012	$3.62	6.51 years	$153,353

Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-

Balance - March 31, 2020 - outstanding	2,502,012	$3.62	6.26 years	$-

Balance - March 31, 2020 - exercisable	493,696	$16.17	5.29 years	$-

Grant date fair value of options granted – three months ended March 31, 2020		$-

Weighted average grant date fair value – three months ended March 31, 2020		$-

Grant date fair value of options granted – year ended December 31, 2019		$470,000

Weighted average grant date fair value – year ended December 31, 2019		$0.27

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2020 and 2019 was $55,000 and $54,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2020 and 2019 were $28,000 and $10,000, respectively.

As of March 31, 2020, total unrecognized stock-based compensation expense related to stock options was $577,000, which is expected to be expensed through July 2022.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation – (continued)

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2020 and 2019.

6. Stock Warrants

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

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants may be exercised at any time on or after the date of issuance. The Series A warrants are exercisable until the four-year anniversary of the issuance date. The Series B warrants expired on December 31, 2017 and none were exercised prior to expiration. The warrants include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Condensed Consolidated Statements of Operations at each subsequent period. At March 31, 2020 and March 31, 2019, the fair value of the warrant liability was $100. The warrants were valued on the date of grant. In 2020 and 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock Warrants – (continued)

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

The warrants issued in conjunction with the registered direct offering in October 2014 included a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Consolidated Statements of Operations at each subsequent period. At March 31, 2020 and 2019, the fair value of the warrant liability was zero. The warrants were valued on the date of grant using the Black-Scholes valuation model which approximates the value derived using Monte Carlo simulations. In 2020 and 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

A summary of all warrant activity for the Company for the quarter ended March 31, 2020 and the year ended December 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance at December 31, 2018	18,915,851	$3.85
Granted	-	-
Exercised	-	-
Forfeited	(200,852)	61.25
Balance at December 31, 2019	18,714,999	3.24
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2020	18,714,999	$3.24

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock Warrants – (continued)

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, was paid a monthly fee, and on January 24, 2018 was issued a warrant exercisable for 714 shares of the Company’s common stock on the date of issuance. The warrant is equity classified and the fair value of the warrant approximated $9,000 on the date of grant and was measured using the Black-Scholes option pricing model. This entire expense was recorded in the quarter ended March 31, 2018.

A summary of all outstanding and exercisable warrants as of March 31, 2020 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.38	17,999,999	17,999,999	3.53 years
18.20	714	714	2.74 years
50.05	714,286	714,286	0.64 years
$3.24	18,714,999	18,714,999	3.42 years

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2020 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.4 million on converted shares and Series A preferred stock accrued dividends of $0.1 million. Net loss attributable to common stockholders for the three months ended March 31, 2019 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.4 million on converted shares and $0.1 million of Series A accrued dividends. The number of shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2020 and 2019 were 5,708,696 and 7,065,217, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three months ended March 31, 2020 were 2,502,012 and 18,714,999, respectively and for the three months ended March 31, 2019 were 893,367 and 18,915,851, respectively, because their effect is anti-dilutive.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”), and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which is exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of March 31, 2020 and 2019, the accumulated net loss attributable to the non-controlling interest is $2.9 million.

In consideration of the support provided by CSMC for the Study, the Company will pay $441,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB) : (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the three months ended March 31, 2020 and 2019, research and development expense recorded related to this transaction approximated $67,000 and $16,000, respectively.

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

9. Common and Preferred Stock

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

The conversion price of the Series B Preferred Stock and exercise price of the October 2018 Warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Common Stock. The exercise price of the Warrants is subject to adjustment in the event of certain dilutive issuances.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Common and Preferred Stock – (continued)

During the three months ended March 31, 2020 and 2019, 1,073 and 1,036, respectively, Series B shares have been converted into common stock resulting in the recognition of $339,000 and $398,000, respectively, of unamortized discount from the conversion. As of March 31, 2020, 9,158 shares have been converted resulting in the recognition of $3.4 million of unamortized discount. This is recorded as a deemed dividend in accumulated deficit.

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

The Company may not effect, and the holder will not be entitled to, exercise any Warrants or conversion of the Series B Preferred Stock, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of the Company’s securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the combined voting power of all of the Company’s securities then outstanding immediately after giving effect to the exercise or conversion, as such percentage ownership is determined in accordance with the terms of the October 2018 Warrants or Series B Preferred Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to the Company. The holders of the Series B Preferred will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock. Upon a defined Fundamental Transaction, the holders of the Series B Preferred Stock are entitled to the same consideration as are holders of Common Stock. The Series B Preferred Stock ranks junior to existing Series A Preferred Stock but on parity with common stock. Liquidation preference is equal to an amount pari passu with the common stock on an as converted basis (i.e., there is no preference to common stock).

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Common and Preferred Stock – (continued)

The Series A Preferred Stock is classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the quarters ended March 31, 2020 and March 31, 2019, the Company accrued dividends of $62,000 and $61,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

B. Riley FBR Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley FBR, Inc.), which enables the Company to offer and sell shares of the Company’s common stock with an aggregate sales price of up to $40.0 million from time to time through B. Riley FBR, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley FBR, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Company’s common stock sold on the Company’s behalf. For the year ended December 31, 2018, the Company sold through the B. Riley FBR Sales Agreement an aggregate of 3.5 million shares of the Company’s common stock, and received net proceeds of approximately $12.2 million. For the year ended December 31, 2017, the Company sold through the B. Riley FBR Sales Agreement an aggregate of 0.3 million shares of the Company’s common stock, and received net proceeds of approximately $6.4 million. The Company has not sold any shares during 2020 and 2019 through the B. Riley FBR Sales Agreement.

10. Related Party Transactions

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

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Related Party Transactions – (continued)

the production of methane gas by certain GI microorganisms. During the three months ended March 31, 2020 and 2019, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

11. Commitments and Contingencies

Leases

All of the Company’s existing leases as of March 31, 2020 are classified as operating leases. As of March 31, 2020, the Company has one material operating lease for facilities with a remaining term expiring in 2022. The existing lease has fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the lease liability was 9.9%. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statement of operations, and for the three months ended March 31, 2020 and 2019 approximated $50,000. During the same periods, operating cash flows used for operating leases approximated $77,000 and $75,000, respectively, and right of use assets exchanged for operating lease obligations was $0. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of March 31, 2020 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31:
2020	$233
2021	321
2022	192
Total	$746

Discount factor	$(83)
Lease liability	$663
Amount due within 12 months	$(258)
Lease liability – long term	$405

Risks and Uncertainties

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the COVID-19 outbreak) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

As the COVID-19 coronavirus continues to spread around the globe, the Company experienced disruptions that impact its business and clinical trials, including halting the enrollment of new patients in the ongoing Phase 2b investigator-sponsored clinical trial of SYN-010 and postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of SYN-010, SYN-004 (ribaxamase) and SYN-020, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

12. Subsequent Events

Management has evaluated the Company’s March 31, 2020 consolidated financial statements for subsequent events through May 5, 2020, the date the Company’s consolidated financial statements were available to be issued. Management is not aware of any subsequent events that would require recognition or disclosure in the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our 2019 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2019 Form 10-K. All share and per share numbers set forth in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations reflect the one-for-thirty five reverse stock split effected August 10, 2018.

Overview

We are a diversified clinical-stage company leveraging the microbiome to develop therapeutics designed to treat gastrointestinal (GI) diseases in areas of high unmet need. Our lead candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-010 which is intended to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). We are also advancing SYN-020, an early-stage oral formulation of the enzyme intestinal alkaline phosphatase (IAP) to treat both local GI and systemic diseases.

We are in close contact with our clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, initiation of our Phase 1b/2a clinical study of SYN-004 in Allogeneic HCT Recipients has been postponed and enrollment of new patients in our Phase 2b clinical study of SYN-010 has been halted. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented a number of measures designed to ensure employee safety and business continuity. . We have limited access to our offices and are allowing our administrative employees to continue their work outside of our offices in order to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state and local government and health authorities. The effects of the governmental orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) being designed to prevent aGVHD and infection by carbapenem resistant Enterobacteriaceae and SYN-007 (ribaxamase) DR being designed to prevent antibiotic associated diarrhea with oral β-lactam antibiotics. ²Dependent on funding/partnership.

*Based on management’s current beliefs and expectations.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR, and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Anticipate initiation of the Phase 3 clinical program proposed by the FDA for the prevention of CDI only after securing additional potential funding via a strategic partnership

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant patients

•     Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)

•     Received official meeting minutes from FDA Type-C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)

•     Initiation of proposed Phase 1b/2a clinical trial to be conducted by Washington University in adult allogeneic HCT recipients temporarily postponed until Q1 2021, subject to COVID-19 global pandemic

Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)

•     Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (Q1 2017)

•     Entered into agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to evaluate SYN-010 dose response and inform Phase 3 clinical development (Q3 2018)

•     Enrollment in the Phase 2b investigator-sponsored clinical study of SYN-010 conducted by CSMC temporarily halted due to COVID-19 global pandemic

•     Anticipate a data readout from investigator-sponsored Phase 2b clinical study in Q3 2020, subject to the impact of the COVID-19 global pandemic

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

Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV beta-lactam antibiotic. The clinical trial will also evaluate potential protective effects of SYN-004 (ribaxamase) on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 (ribaxamase) in allogeneic HCT recipients. Initiation of this clinical trial remains contingent upon approval of the clinical study protocol by the Washington University School of Medicine’s Institutional Review Board (IRB) and determination that the study is safe-to-proceed by the FDA.

Due to the unique challenges posed by the global COVID-19 pandemic, Washington University has temporarily limited non-essential activities which directly impacts planned clinical trials. At this time, Washington University has determined that postponing the initiation of planned Phase 1b/2a clinical trial in allogeneic HCT recipients is the appropriate response to the novel coronavirus. While uncertainty surrounding the long-term impact of COVID-19 makes it difficult to provide firm guidance, preliminary guidance from Washington University suggests we may in a position to commence this clinical program during the first quarter of 2021. However, this remains at the discretion of Washington University and is contingent upon approval by Washington University’s IRB and the FDA. We are actively monitoring the crisis caused by the spread of COVID-19 and its impact to the clinical development plans for our SYN-004 (ribaxamase) program.

SYN-010 — Treatment of Irritable Bowel Syndrome with Constipation (IBS-C)

On September 5, 2018, we entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by us and CSMC. The Phase 2b study is being conducted out of the Medically Associated Science and Technology (MAST) Program at CSMC and is a 12-week, placebo-controlled, double-blind, randomized clinical trial to evaluate two dose strengths of oral SYN-010 21 mg and 42 mg in as many as 150 patients diagnosed with IBS-C using a breath methane screening level as a criterion for patient enrollment.

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

Importantly, this study will aim to generate a comprehensive and meaningful data set to provide additional insights and address specific queries into potential SYN-010 clinical efficacy, including dose response, length of treatment and microbiome effects, intended to be evaluated in the FDA-agreed Phase 2b/3 adaptive design clinical program. We believe outcomes from this clinical trial are important to solidifying existing clinical outcomes data, and potentially simplifying and reducing costs for future Phase 3 clinical development. Generating such a data set requires rigorous screening criteria in order to obtain reliable baseline parameters that includes foregoing current constipation interventions for a period of time prior to breath methane screening. This has proven challenging for a portion of prospective participants leading to higher than anticipated and inadvertent patient-related screen-fail rates for IBS-C patients who presented at screening with breath-methane levels below the protocol-required ten parts-per-million. During the first quarter of 2020, we met with the study investigators at CSMC and, following some discussion, we collectively determined that generating a meaningful data set may be possible with a smaller patient population than previously anticipated. However, in order to ensure the possibility of generating a meaningful data set of the highest quality with a smaller patient population, the study investigators may elect to conduct a blinded interim or futility analysis in advance of a topline data readout to determine whether the study is adequately powered and/or should continue as planned beyond the previously anticipated completion timeline. We believe the successful completion of this study will allow us to re-engage with prospective partners, both domestically and abroad, who found the results from our previously completed Phase 2 studies compelling and have indicated their interest in reviewing a more robust and meaningful clinical data set.

Enrollment in this study commenced in January 2019. However, the unique challenges posed by the global COVID-19 pandemic during the first and second quarter of 2020 required CSMC to temporarily limit all non-essential activities, which directly impacted their ability to actively recruit and screen new patients. As a result, additional enrollment in the Phase 2b investigator-sponsored clinical trial is temporarily suspended until COVID-19 restrictions impacting CSMC’s ability to recruit and screen new patients can be lifted. Active study participants who did not complete the study prior to the decision to halt all non-essential activities may elect to complete the study as CSMC has taken steps to ensure data from this group is collected in accordance with the clinical trial protocol. A futility analysis is anticipated during the third quarter of 2020. Outcomes from this data readout are expected to inform a discussion with CSMC to determine whether to resume enrollment post-COVID-19, or whether the study may be completed and the data unblinded.

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” and promote a healthy microbiome. Based on these known mechanisms as well as our own supporting animal model data, we are developing SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers, including the treatment and prevention of radiation enteropathy secondary to cancer therapy as a first indication. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram at commercial scale. We are currently advancing a SYN-020 product candidate through preclinical development and towards clinical trials. During the second quarter of 2019, we completed a pre-IND meeting with the FDA where we discussed nonclinical and clinical strategies and clarified requirements for IND-enabling toxicology studies to evaluate safety and pharmacokinetics of SYN-020 in healthy volunteers. During the first quarter of 2020, we made additional progress towards the completion of IND-enabling toxicology studies and assay development that are expected to support the filing of an IND for this program during the second quarter of 2020.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our 2019 Form 10-K.

Results of Operations

Three Months Ended March 31, 2020 and 2019

General and Administrative Expenses

General and administrative expenses increased by 21% to $1.4 million for the three months ended March 31, 2020, from $1.1 million for the three months ended March 31, 2019. This increase is primarily due to increased insurance costs, registration fees, and legal costs. The charge related to stock-based compensation expense was $65,000 for the three months ended March 31, 2020, compared to $65,000 the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses decreased by 32% to $1.6 million for the three months ended March 31, 2020, from $2.4 million for the three months ended March 31, 2019. This decrease is primarily the result of lower indirect program costs for the three months ended March 31, 2020, including salary and related expense reductions resulting from the 2019 headcount reductions and a decrease in manufacturing costs for SYN-020. The research and development costs incurred during the quarter were primarily related to the investigator-sponsored Phase 2b clinical study of SYN-010. We anticipate research and development expense to decrease as a result of the response to the global COVID-19 pandemic by our clinical development partners which has led to the postponement of the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and a temporary halt in new enrollment in the Phase 2b investigator sponsored clinical trial of SYN-010.   The charge related to stock-based compensation expense was $18,000 for the three months ended March 31, 2020, compared to no charge related to stock-based compensation expense for the three months ended March 31, 2019 resulting from the 2018 restructuring.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended March 31, 2020 and 2019. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	March 31, 2020	March 31, 2019
SYN-010	$154	$94
Ribaxamase	65	66
SYN-005	24	2

Total direct costs	243	162
Total indirect costs	1,392	2,256

Total Research and Development	$1,635	$2,418

Other Income/Expense

Other income was $38,000 for the three months ended March 31, 2020, compared to other income of $44,000 for the three months ended March 31, 2019. Other income for the three months ended March 31, 2020 and 2019 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was $3.4 million, or $0.20 per basic and dilutive common share for the three months ended March 31, 2020, compared to a net loss of $4.0 million, or $0.25 per basic common share and dilutive common share for the three months ended March 31, 2019. Net loss attributable to common stockholders for the three months ended March 31, 2020 excludes net loss attributable to non-controlling interest of $26,000 and includes the accretion of Series B preferred discount of $404,000 on converted shares and Series A Preferred Stock accrued dividends of $62,000. Net loss attributable to common stockholders for the three months ended March 31, 2019 excludes net loss attributable to non-controlling interest of $16,000 and includes the accretion of Series B preferred discount of $398,000 on converted shares and $61,000 of Series A accrued dividends.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $239.0 million as of March 31, 2020 and expect to continue to incur losses in the foreseeable future. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern.

We do not have sufficient capital to fund our operations beyond the next twelve months. In order to address our capital needs, including our planned clinical trials, we are actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. We have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to us when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects will be adversely affected.

Our cash and cash equivalents totaled $10.1 million as of March 31, 2020, a decrease of $5.0 million from December 31, 2019. During the three months ended March 31, 2020, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $3.0 million for the three months ended March 31, 2020. With the cash available in early May 2020, we believe these resources will be sufficient to fund our operations through at least the end of the first quarter of 2021.

As a result of the global COVID-19 pandemic, management has the ability to further extend its cash runway since its clinical development partners (Cedars-Sinai Medical Center (CSMC) and Washington University) have reduced their operating capacity to include only essential activities, which excludes all planned and ongoing clinical trials of for the time being. We anticipate our current cash will allow us to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing our funding requirements for our ongoing Phase 2b investigator-sponsored clinical study of SYN-010, as well as preclinical activities in support of an IND filing for our SYN-020 program. Due to the unique challenges posed by the global COVID-19 pandemic, Washington University has determined that postponing the commencement of the planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients until the first quarter of 2021 is the appropriate response to the novel coronavirus pandemic. We do not anticipate any additional expense related to the Phase 1b/2a SYN-004 (ribaxamase) clinical trial until the trial is cleared for commencement by Washington University. Commencement of planned future Phase 3 clinical trials of SYN-004 and SYN-010 are subject to our successful pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete our plan. We will be required to obtain additional funding in order to continue the development of our current product candidates beyond our Phase 2b investigator-sponsored clinical study of SYN-010 and our planned Phase 1b/2a clinical study of SYN-004 in allogeneic HCT recipient within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels. Currently, we do not have commitments from any third parties to provide it with capital. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to fully execute our business plan as planned and will be forced to cease certain development activities until funding is received and its business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Current cash is expected to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts through at least the end of the first quarter of 2021. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans as it is anticipated that we will not have enough cash to continue our operations beyond the next twelve months. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels.

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

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the COVID-19 outbreak) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. As the COVID-19 coronavirus continues to spread around the globe, we have experienced disruptions that impact our business and clinical trials, including halting the enrollment of new patients in our ongoing Phase 2b investigator-sponsored clinical trial of SYN-010 clinical study and postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

Leases

At the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of March 31, 2020, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2020, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer, who also serves as the Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2019 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2019 Form 10-K.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts.

During the three months ended March 31, 2020, our operating activities used net cash of approximately $5.0 million and our cash and cash equivalents were $10.1 million as of March 31, 2020. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2020, our accumulated deficit totaled approximately $239.0 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will not be sufficient to complete our planned Phase 3 clinical trial for SYN-004 or our planned Phase 3 clinical trial for SYN-010, which are expected to require significant cash expenditures. In addition, based on the anticipated significant cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. In addition, based on the anticipated cost of our planned Phase 3 clinical trial for SYN-010, we expect that we may also reach the same determination regarding the feasibility of initiating and completing the trial without a partner given the capital constraints tied to our current market cap and share price at such time. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities is currently limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on registration statement Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

The COVID-19 global health crisis has impacted our planned operations, including our clinical studies

In January 2020, the World Health Organization declared a global pandemic for the novel strain of coronavirus, COVID-19. Since then, the COVID-19 coronavirus has spread to multiple countries, including throughout the United States. We have experienced disruptions that have impacted our business and clinical trials and expect to experience additional disruptions as the pandemic continues, including:

•	halting enrollment of new patients into our SYN-010 clinical study;

•	unwillingness of potential study participants to enroll in new clinical trials and/or visit healthcare facilities;

•	postponement in clinical site initiation for our SYN-004 clinical study;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical site visits by study participants and clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

Our business and the business of the suppliers of our clinical product candidates has been and is expected to continue to be materially and adversely affected by the pandemic. Such events could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our clinical product candidates. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

In response to the spread of COVID-19 as well as public health directives and orders, we have implemented a number of measures designed to ensure employee safety and business continuity. We have limited access to our offices and are allowing our administrative employees to continue their work outside of our offices in order to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state and local government and health authorities. The effects of the governmental orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

In addition. the COVID-19 outbreak could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office, or due to quarantines. The COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the virus continues to rapidly evolve. The extent to which the virus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Difficulties enrolling patients in our clinical trials or delays in enrollment is expected to result in our clinical development activities being delayed or otherwise adversely affected.

Delays in patient enrollment may result in increased cost or may adversely affect timing or outcome of planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. In some cases, generating meaningful clinical data may require rigorous screening criteria which may result in unintended and higher than anticipated patient-related screen-fail rates, as has occurred with our current investigator-sponsored Phase 2b clinical study conducted by CSMC. This can lead to delays in completion of clinical trials as well as additional expense for recruitment of patients. In addition, the COVID-19 pandemic may result in fewer technicians being available to conduct clinical testing for patients currently enrolled in our clinical trial.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We recently have experienced delays in clinical testing of our product candidates due to COVID-19 and may in the future experience other delays. We do not know when the planned SYN-004 clinical trial will initiate or when the SYN-010 clinical trial will recommence enrollment. These delays may result in the need for trials to be redesigned and will impact whether they will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the COVID-19 pandemic, delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Manufacturing considerations for clinical development candidates may include an expected several month lead time following a decision to commence any clinical trial(s) and capacity considerations of our third-party contract manufacturers to provide clinical supply of our product candidates could cause delays in clinical trials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

RISKS RELATING TO OUR SECURITIES

We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders’ equity listing requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide. At March 31, 2020, we had a stockholders’ deficit of $4.0 million. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although we have more than 1,100,000 shares publicly held and 400 round lot shareholders, our stock price is volatile and, during the first two quarters of 2018, the price of our common stock experienced a sustained decrease resulting in a period where our market capitalization fell below $50.0 million. Our market capitalization is currently below $50.0 million

On November 25, 2019, we announced that we received written communication from the NYSE American stating we were no longer in compliance with certain continued listing standards as set forth in the NYSE American Company Guide relating to stockholders’ equity as of September 30, 2019. Specifically, the Deficiency Letter stated that we were not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had a stockholders’ equity of $4.9 million as of September 30, 2019, and has reported net losses in its five most recent fiscal years. On December 20, 2019, we submitted a plan of compliance to the NYSE American outlining our plan to regain compliance with certain continued listing standards as set forth in Part 10, Section 1003(iii) of the NYSE American Company Guide by November 25, 2020, the conclusion of the compliance plan period. On February 7, 2020, we received notice from the NYSE American that it had accepted our plan and granted a plan period through November 25, 2020 to regain compliance. The NYSE Regulation staff will review our company periodically for compliance with the initiatives outlined in the plan. If we are not in compliance with the continued listing standards by November 25, 2020 or if we do not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate a delisting proceeding as appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2020 in transactions that were not registered under the Securities Act.

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

Date: May 5, 2020

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

