Form 10-Q
period 2020-06-30
Synthetic Biologics, Inc.
filed 2020-08-06
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐       No ☒

As of August 3, 2020, the registrant had 19,440,346 shares of common stock, $0.001 par value per share, outstanding.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$8,059	$15,045
Prepaid expenses and other current assets	897	1,381
Total Current Assets	8,956	16,426

Property and equipment, net	251	367

Right of use asset	352	419

Deposits and other assets	23	23

Total Assets	$9,582	$17,235

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$1,025	$2,315
Accrued expenses	1,209	1,776
Accrued employee benefits	927	935
Lease liability	268	249
Total Current Liabilities	3,429	5,275

Lease liability - Long term	334	473

Total Liabilities	3,763	5,748
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 120,000 issued and outstanding	12,669	12,544
Stockholders' Deficit:
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 5,525 issued and outstanding and 7,638 issued and outstanding	3,444	4,761
Common Stock, $0.001 par value; 200,000,000 shares authorized, 18,646,152 and 16,808,758 issued and 18,643,824 and 16,806,430 outstanding	19	17
Additional paid-in capital	234,860	232,580
Accumulated deficit	(242,289)	(235,537)
Total Synthetic Biologics, Inc. and Subsidiaries Deficit	(3,966)	1,821
Non-controlling interest	(2,884)	(2,878)
Total Stockholders' Deficit	(6,850)	(1,057)

Total Liabilities and Stockholders' Deficit	$9,582	$17,235

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June,		For the six months ended June 30,
	2020	2019	2020	2019
Operating Costs and Expenses:
General and administrative	$1,286	$1,044	$2,679	$2,199
Research and development	1,603	2,594	3,238	5,012
Total Operating Costs and Expenses	2,889	3,638	5,917	7,211

Loss from Operations	(2,889)	(3,638)	(5,917)	(7,211)

Other Income:
Interest income	6	80	44	125
Total Other Income	6	80	44	125

Net Loss	(2,883)	(3,558)	(5,873)	(7,086)

Net Loss Attributable to Non-controlling Interest	(16)	(27)	(42)	(43)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(2,867)	$(3,531)	$(5,831)	$(7,043)
Series A Preferred Stock Dividends	(63)	(61)	(125)	(122)
Series B Preferred Stock Dividends	(392)	(117)	(796)	(515)

Net Loss Attributable to Common Stockholders	$(3,322)	$(3,709)	$(6,752)	$(7,680)

Net Loss Per Share - Basic and Dilutive	$(0.18)	$(0.23)	$(0.38)	$(0.48)

Weighted average number of shares outstanding during the period - Basic and Dilutive	18,405,884	16,465,314	17,748,688	16,063,283

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non- Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	-	-	-	-	83	-	-	83
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(62)	-	(62)
Issuance of SYN Biomics Stock	-	-	-	-		-	26	26
Conversion of Series B Preferred Stock to Common ($0.03 per share)	933,045	1	(1,073)	(669)	1,072	(404)	-	-
Net loss	-	-	-	-	-	(2,964)	-	(2,964)
Non-controlling interest	-	-	-	-	-	-	(26)	(26)

Balance at March 31, 2020	17,739,475	$18	6,565	$4,092	$233,735	$(238,967)	$(2,878)	$(4,000)

Stock-based compensation	-	-	-	-	86	-	-	86
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(63)	-	(63)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	10	10
Conversion of Series B Preferred Stock to Common ($0.03 per share)	904,349	1	(1,040)	(648)	1,039	(392)	-	-
Net loss	-	-	-	-	-	(2,867)	-	(2,867)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at June 30, 2020	18,643,824	$19	5,525	$3,444	$234,860	$(242,289)	$(2,884)	$(6,850)

	Common Stock $0.001 Par Value		Series B Preferred
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Non- Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2018	15,482,083	$15	9,161	$5,760	$230,754	$(219,461)	$(2,909)	$14,159

Stock-based compensation	-	-	-	-	64	-	-	64
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(61)	-	(61)
Issuance of SYN Biomics Stock	-	-	-	-	(36)	-	53	17
Conversion of Series B Preferred Stock to Common ($0.03 per share)	900,869	1	(1,036)	(638)	1,035	(398)	-	-
Net loss	-	-	-	-	-	(3,512)	-	(3,512)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at March 31, 2019	16,382,952	$16	8,125	$5,122	$231,817	$(223,432)	$(2,872)	$10,651

Stock-based compensation	-	-	-	-	91	-	-	91
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(61)	-	(61)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	45	45
Conversion of Series B Preferred Stock to Common ($0.03 per share)	262,608	1	(302)	(187)	303	(117)	-	-
Net loss	-	-	-	-	-	(3,531)	-	(3,531)
Non-controlling interest	-	-	-	-	-	-	(27)	(27)

Balance at June 30, 2019	16,645,560	$17	7,823	$4,935	$232,211	$(227,141)	$(2,854)	$7,168

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,873)	$(7,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	169	155
Subsidiary stock issued to vendor	36	62
Depreciation	116	122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	484	(706)
Right of use asset	67	56
Accounts payable	(1,290)	490
Accrued expenses	(567)	627
Accrued employee benefits	(8)	(821)
Lease liability	(120)	(105)
Net Cash Used In Operating Activities	(6,986)	(7,206)

Net Cash From Investing Activities	-	-

Net Cash From Financing Activities	-	-

Net decrease in cash and cash equivalents	(6,986)	(7,206)

Cash and cash equivalents at beginning of period	15,045	28,918

Cash and cash equivalents at end of period	$8,059	$21,712

Noncash Financing Activities:
Conversion of Series B Preferred Stock	$1,317	$825
Deemed dividends for accretion of Series B Preferred Stock discount	$796	$515
In-kind dividends paid in preferred stock	$125	$122
Right or use asset from operating lease	$-	$538

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Form 10-K. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of results for the full year.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with Accounting Standards Codification (“ASC”) 360 - Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. The Company identified COVID-19 as a triggering event and performed a qualitative assessment of the fair value of its long-lived assets. The results from this analysis determined that it is still more likely than not that the fair value of its long-lived assets remain higher than the carrying value of these assets. As a result, no impairment charges were recorded during the three and six months ended June 30, 2020.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of June 30, 2020, the Company had an accumulated deficit of approximately $242.3 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

The Company does not have sufficient capital to fund its operations for the next twelve months following the issuance date of its Quarterly Report on Form 10-Q. In order to address its capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

In January 2020, the World Health Organization declared a global pandemic for the novel strain of coronavirus, COVID-19. Since then, the COVID-19 coronavirus has spread to multiple countries, including throughout the United States. As the COVID-19 coronavirus continues to spread around the globe, the Company has experienced disruptions that impact our business and clinical trials, including temporarily halting the enrollment of new patients in its SYN-010 Phase 2b clinical study and the postponement of clinical site initiation for its SYN-004 Phase 1b/2a clinical study. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, results of operations and growth prospects could be materially adversely affected. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, initiation of the Company’s Phase 1b/2a clinical study of SYN-004 to be conducted by Washington University in Allogeneic HCT Recipients has been postponed until Q1 2021, subject to COVID-19 global pandemic. Enrollment of new patients in the Company’s Phase 2b clinical study of SYN-010 was temporarily halted during the first and second quarter of 2020 due to the COVID-19 pandemic and has since recommenced. However, the ability to continue to recruit new patients into this clinical trial remains at the discretion of CSMC and contingent upon the COVID-19 global pandemic.

At June 30, 2020, the Company had cash and cash equivalents of approximately $8.1 million. As a result of the global COVID-19 pandemic, management has been able to extend its cash runway since its clinical development partners (Cedars-Sinai Medical Center (CSMC) and Washington University) continued to limit non-essential activities during the second quarter, which included the halting of enrollment in the ongoing Phase 2b clinical trial of SYN-010 and postponement of the planned Phase 1b/2a clinical trial of SYN-004 (ribaxamase). The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing its funding requirements for its ongoing Phase 2b investigator-sponsored clinical study of SYN-010 and its planned Phase 1b/2a clinical study of SYN-004 in allogeneic HCT recipients.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern – (continued)

The Company does not anticipate any additional expense related to the Phase 1b/2a SYN-004 (ribaxamase) clinical trial until the trial is cleared for commencement by Washington University. Commencement of planned future Phase 3 clinical trials of SYN-004 and SYN-010 are subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company will be required to obtain additional funding in order to continue the development of its current product candidates beyond its Phase 2b investigator-sponsored clinical study of SYN-010 and its planned Phase 1b/2a clinical study of SYN-004 in allogeneic HCT recipients within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to fully execute its business plan as planned and will be forced to cease certain development activities until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows. Potential sources of financing include strategic relationships, public or private sales of equity (including through the “at-the-market” Issuance Sales Agreement (the “FBR Sales Agreement”) that the Company entered into with FBR Capital Markets & Co. in August 2016) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the FBR Sales Agreement or that additional funding will be available on favorable terms, or at all. Current cash is expected to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts.

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

Cash and cash equivalents include money market accounts of $114,000 as of June 30, 2020 and $98,000 as of December 31, 2019 that are measured using Level 1 inputs.

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

4. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30, 2020	December 31, 2019
Prepaid clinical research organizations	$471	$48
Prepaid insurances	241	549
Prepaid manufacturing expenses	94	622
Prepaid consulting, subscriptions and other expenses	91	134
Prepaid conferences, travel	-	25
Other receivables	-	3

Total	$897	$1,381

Amounts prepaid to clinical research organizations (CROs) are classified as current assets. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	June 30, 2020	December 31, 2019
Computers and office equipment	$804	$804
Leasehold improvements	439	439
Software	11	11
	1,254	1,254
Less: accumulated depreciation and amortization	(1,003)	(887)

Total	$251	$367

Accrued expenses (in thousands)

	June 30, 2020	December 31, 2019
Accrued clinical consulting services	$704	$684
Accrued vendor payments	376	456
Accrued manufacturing costs	129	635
Other accrued expenses	-	1

Total	$1,209	$1,776

Accrued employee benefits (in thousands)

	June 30, 2020	December 31, 2019
Accrued severance expense	$399	$-
Accrued bonus expense	396	858
Accrued vacation expense	132	77

	$927	$935

5. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s Common Stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of June 30, 2020, there were 7,052 options issued and outstanding under the 2007 Stock Plan.

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

On May 15, 2015, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the Plan from 171,429 to 228,572. On August 25, 2016, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Stock Plan from 228,572 to 400,000. On September 7, 2017, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Stock Plan from 400,000 to 500,000. On September 24, 2018, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Company’s Common Stock reserved for issuance under the 2010 Stock Plan from 500,000 to 1,000,000. On September 5, 2019, the stockholders approved and adopted an amendment to the 2010 Stock Plan to increase the number of shares of the Common Stock reserved for issuance under the 2010 Stock Plan from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s Common Stock on the date the option is granted. Options become exercisable over various periods from the date of grant, and expire between five and ten years after the grant date. As of June 30, 2020, there were 2,465,310 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized as compensation expense over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2020 and 2019. The assumptions used for the awards during the year ended December 31, 2019 were as follows:

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation – (continued)

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting;

•	half vesting immediately and remaining over three years;

•	in full on one-year anniversary of grant date;

•	quarterly over three years;

•	annually over three years;

•	one-third immediate vesting and remaining annually over two years;

•	one half immediate vesting and remaining over nine months;

•	one quarter immediate vesting and remaining over three years;

•	one quarter immediate vesting and remaining over 33 months; and

•	monthly over three years.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation – (continued)

A summary of stock option activity for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance - December 31, 2018	938,982	$15.18	6.19 years	$-

Granted	1,725,000	0.42
Exercised	-	-
Expired	(94,738)	58.25
Forfeited	(67,232)	5.95
Balance - December 31, 2019	2,502,012	$3.62	6.51 years	$153,353

Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	(29,650)	0.55

Balance – June 30, 2020 - outstanding	2,472,362	$3.65	5.98 years	$158,270

Balance – June 30, 2020 - exercisable	628,408	$12.89	5.16 years	$15,129

Grant date fair value of options granted – six months ended June 30, 2020		$-

Weighted average grant date fair value – six months ended June 30, 2020		$-

Grant date fair value of options granted – year ended December 31, 2019		$470,000

Weighted average grant date fair value – year ended December 31, 2019		$0.27

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and six months ended June 30, 2020 was $40,000 and $79,000, respectively, and $50,000 and $106,000 for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and six months ended June 30, 2020 was $15,000 and $31,000, respectively, and $32,000 and $110,000 for the three and six months ended June 30, 2019, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and six months ended June 30, 2020 was $27,000 and $53,000, respectively, and $9,000 and $19,000 for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and six months ended June 30, 2020 was $4,000 and $6,000, respectively, and $1,000 for the three and six months ended June 30, 2019.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stock-Based Compensation – (continued)

As of June 30, 2020, total unrecognized stock-based compensation expense related to stock options was $498,000, which is expected to be expensed through July 2022.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and six months ended June 30, 2020 and 2019.

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

On November 18, 2016, the Company completed a public offering of 714,286 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of Common Stock. The stock and warrants were sold in combination, with two warrants for each share of Common Stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of Common Stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of Common Stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants may be exercised at any time on or after the date of issuance. The Series A warrants are exercisable until the four-year anniversary of the issuance date. The Series B warrants expired on December 31, 2017 and none were exercised prior to expiration. The warrants include a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Condensed Consolidated Statements of Operations at each subsequent period. At June 30, 2020 and June 30, 2019, the fair value of the warrant liability was $100. The warrants were valued on the date of grant. In 2020 and 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock Warrants – (continued)

On October 10, 2014, the Company raised net proceeds of $19.1 million through the sale of 14,059,616 units at a price of $1.47 per unit to certain institutional investors in a registered direct offering. Each unit consisted of one share of the Company’s Common Stock and a warrant to purchase 0.50 shares of Common Stock. The warrants, exercisable for an aggregate of 200,852 shares of Common Stock, had an exercise price of $61.25 per share and a life of five years. The warrants vested immediately and expired on October 10, 2019.

The warrants issued in conjunction with the registered direct offering in October 2014 included a provision that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder at a premium. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date, which was $7.4 million, and changes in estimated fair value are being recorded as non-cash income or expense in the Company’s Consolidated Statements of Operations at each subsequent period. At June 30, 2020 and 2019, the fair value of the warrant liability was zero. The warrants were valued on the date of grant using the Black-Scholes option pricing model which approximates the value derived using Monte Carlo simulations. In 2020 and 2019, the Monte Carlo simulations were not used as the value of the warrants were deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

A summary of all warrant activity for the Company for the six months ended June 30, 2020 and the year ended December 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2018	18,915,851	$3.85
Granted	-	-
Exercised	-	-
Forfeited	(200,852)	61.25
Balance at December 31, 2019	18,714,999	3.24
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2020	18,714,999	$3.24

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

A summary of all outstanding and exercisable warrants as of June 30, 2020 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$1.38	17,999,999	17,999,999	3.28 years
18.20	714	714	2.49 years
50.05	714,286	714,286	0.39 years
$3.24	18,714,999	18,714,999	3.17 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and six months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.4 million and $0.8 million, respectively, on converted shares and Series A preferred stock accrued dividends of $0.1 million. Net loss attributable to common stockholders for the three and six months ended June 30, 2019 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.1 million and $0.5 million, respectively, on converted shares and $0.1 million of Series A accrued dividends. The number of shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2020 and 2019 were 4,804,348 and 6,802,608, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three and six months ended June 30, 2020 were 2,472,362 and 18,714,999, respectively, and for the six months ended June 30, 2019 were 843,119 and 18,915,851, respectively, because their effect is anti-dilutive.

8. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”), and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study will provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which is exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of June 30, 2020, the accumulated net loss attributable to the non-controlling interest is $2.9 million.

In consideration of the support provided by CSMC for the Study, the Company will pay $441,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB): (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the three and six months ended June 30, 2020, research and development expense recorded related to this transaction approximated $25,000 and $92,000, respectively. During the three and six months ended June 30, 2019, research and development expense recorded related to this transaction approximated $119,000 and $174,000, respectively.

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

During the three and six months ended June 30, 2020, 1,040 and 2,113 Series B shares, respectively, have been converted into common stock resulting in the recognition of $392,000 and $796,000, respectively, of unamortized discount from the conversion. During the three and six months ended June 30, 2019, 302 and 1,338 Series B shares, respectively, have been converted into common stock resulting in the recognition of $117,000 and $515,000, respectively, of unamortized discount from the conversion. As of June 30, 2020, 10,198 shares have been converted resulting in the recognition of $3.8 million of unamortized discount. This is recorded as a deemed dividend in accumulated deficit.

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

The Series A Preferred Stock is classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three and six months ended June 30, 2020, the Company accrued dividends of $63,000 and $125,000, respectively. During the three and six months ended June 30, 2019, the Company accrued dividends of $61,000 and $122,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

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

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the three and six months ended June 30, 2020 and 2019, the Company did not owe and did not pay CSMC for milestone payments related this license agreement.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Commitments and Contingencies

Leases

All of the Company’s existing leases as of June 30, 2020 are classified as operating leases. As of June 30, 2020, the Company has one material operating lease for facilities with a remaining term expiring in 2022. The existing lease has fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the lease liability was 9.9%. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statement of operations, and for the three and six months ended June 30, 2020 approximated $50,000 and $101,000, respectively, and for three and six months ended June 30, 2019 approximated $50,000 and $101,000, respectively. For the three and six months ended June 30, 2020, operating cash flows used for operating leases approximated $77,000 and $154,000, respectively, and for three and six months ended June 30, 2019 approximated $75,000 and $149,000, respectively. The right of use assets exchanged for operating lease obligations was $0. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of June 30, 2020 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31:
2020	$156
2021	321
2022	192
Total	$669

Discount factor	$(67)
Lease liability	$602
Amount due within 12 months	$(268)
Lease liability – long term	$334

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

As the COVID-19 coronavirus continues to spread around the globe, the Company experienced disruptions that impact its business and clinical trials, including halting the enrollment of new patients in the ongoing Phase 2b investigator-sponsored clinical trial of SYN-010 and postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of SYN-010, SYN-004 (ribaxamase) and SYN-020, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Subsequent Events

On June 30, 2020 the Company submitted an Investigational New Drug (IND) application with the FDA for SYN-020, an oral formulation of recombinant intestinal alkaline phosphatase (IAP). On July 30, 2020 the Company announced that it received a study-may-proceed letter from the U.S. Food and Drug Administration (FDA) to conduct a Phase 1 single ascending dose study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. The Phase 1 clinical program is intended to support the clinical development of SYN-020 in multiple indications, including the treatment of radiation enteropathy secondary to pelvic cancer therapy.

On January 7, 2020 the Company held a Type-C meeting with the FDA to discuss the clinical program requirements needed to evaluate safety, tolerability and potential absorption into the systemic circulation (if any) of SYN-004 (ribaxamase) in adult allogeneic HCT recipients. On July 30, 2020 the Company received written notification from the FDA informing it that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients is safe to proceed per the submitted clinical program protocol.

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

We are in close contact with our clinical sites and are assessing the impact of COVID-19 on our studies and current timelines and costs. With the recent and rapidly evolving impact of COVID-19 on patient recruitment in clinical trials and considering patient safety and trial integrity, initiation of our Phase 1b/2a clinical study of SYN-004 to be conducted by Washington University in Allogeneic HCT Recipients has been postponed until Q1 2021, subject to the COVID-19 global pandemic. Enrollment of new patients in our Phase 2b clinical study of SYN-010 was temporarily halted during the first and second quarter of 2020 due to the COVID-19 pandemic and has since recommenced. However, the ability to continue to recruit new patients into the Phase 2b clinical trial of SYN-010 remains at the discretion of CSMC and contingent upon the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timeline, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

•     Announced outcomes from End of Phase 2 meeting, including FDA-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Anticipate initiation of the Phase 3 clinical program proposed by the FDA for the prevention of CDI only after securing additional potential funding via a strategic partnership

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant patients

•     Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)

•     Received official meeting minutes from FDA Type-C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)

•     Received written notification from the FDA informing the Company that the FDA determined the Phase 1b/2a clinical program in adult allogeneic hematopoietic cell transplant (HCT) recipients may proceed per the submitted clinical program protocol (Q3 2020)

•     Initiation of proposed Phase 1b/2a clinical trial to be conducted by Washington University in adult allogeneic HCT recipients temporarily postponed until Q1 2021, subject to COVID-19 global pandemic

Treatment of IBS-C	SYN-010 (oral modified-release lovastatin lactone)

•     Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (Q1 2017)

•     Entered into agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to evaluate SYN-010 dose response and inform Phase 3 clinical development (Q3 2018)

•     Enrollment in the Phase 2b investigator-sponsored clinical study of SYN-010 conducted by CSMC was temporarily halted in Q1 and Q2 2020 due to the COVID-19 global pandemic

•     Patient recruitment has recommenced and remains contingent upon CSMC’s ability to enroll new patients during the COVID-19 global pandemic (Q3 2020)

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

•     Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)

•     Identified basic drug supply manufacturing process and potential tablet and capsule formulations (2H 2017)

•     Identified potential clinical indications with unmet medical need including enterocolitis associated with radiation therapy for cancer (Q1 2019)

•     Completed pre-IND (Investigational New Drug) meeting with the FDA to clarify requirements for IND-enabling toxicology studies and manufacturing requirements (Q2 2019)

•     Entered into an agreement with Massachusetts General Hospital (“MGH”) granting the Company an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases (Q2 2020)

•     Submitted IND application with U.S. FDA supporting an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy (Q2 2020)

•     Received study-may-proceed letter from U.S. FDA to conduct a Phase 1 single ascending dose study in healthy volunteers, designed to evaluate SYN-020 for safety, tolerability, and pharmacokinetic parameters (Q3 2020)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)

•     Identified P2A as a potent carbapenemase that is stable in the GI tract

•     Manufactured a formulated research lot for oral delivery (2017)

•     Demonstrated microbiome protection in a pig model of ertapenem administration (Q1 2018)

•     Reported supporting data demonstrating SYN-006 attenuated emergence of antibiotic resistance genes in a pig model, including those encoding beta-lactamases and genes conferring resistance to a broad range of antibiotics such as aminoglycosides and macrolides (Q1 2019)

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

Recent Developments

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

On January 7, 2020, we announced the receipt of official meeting minutes from the FDA following a Type-C meeting held on December 2, 2019 at our request to discuss the development of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Based on the final meeting minutes, the Phase 1b/2a clinical trial will comprise a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of 150 mg oral SYN-004 (ribaxamase) administered to allogeneic HCT recipients four times per day who receive an IV beta-lactam antibiotic to treat fever. Study participants will be enrolled into three sequential cohorts administered a different study-assigned IV beta-lactam antibiotic. Eight participants in each cohort will receive SYN-004 (ribaxamase) and four will receive placebo. On July 30, 2020 we received written notification from the FDA informing us that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients may proceed per the submitted clinical program protocol.

Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee (DSMC), which will make a recommendation on whether to proceed to the next IV beta-lactam antibiotic. The clinical trial will also evaluate potential protective effects of SYN-004 (ribaxamase) on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 (ribaxamase) in allogeneic HCT recipients. Initiation of this clinical trial remains contingent upon approval of the clinical study protocol by the Washington University School of Medicine’s Institutional Review Board (IRB).

Due to the unique challenges posed by the global COVID-19 pandemic, Washington University continues to evaluate non-essential activities, which may have a direct impact on planned and ongoing clinical trials. We have been notified by Washington University that they could consider initiating planned clinical trials, including the SYN-004 (ribaxamase) Phase 1b/2a clinical program as early as September 2020. However, this remains largely at their discretion and is contingent upon Washington University’s ability to conduct this clinical program free from the impact of COVID-19, and approval from their IRB and the FDA. At this time, we have determined that postponing the initiation of the planned Phase 1b/2a clinical trial in allogeneic HCT recipients until at least the first quarter of 2021 remains the appropriate course of action in the current operating environment. We remain in close contact with Washington University and are actively monitoring the crisis caused by the spread of COVID-19 and its impact to the clinical development plans for our SYN-004 (ribaxamase) program.

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

Enrollment in this study commenced in January 2019 and was temporarily halted during the first and second quarter of 2020 due to the unique challenges posed by the global COVID-19 pandemic which required CSMC to temporarily limit all non-essential activities, directly impacting their ability to actively recruit and screen new patients. During this time, active study participants who did not complete the study prior to the decision to halt all non-essential activities were given the opportunity to complete the study as CSMC took steps to ensure data from this group was collected in accordance with the clinical trial protocol. The recruitment of new patients into this trial has since recommenced, however, the ability to continue to recruit new patients into this clinical trial remains at the discretion of CSMC and contingent upon the COVID-19 global pandemic. A data readout in the form of an interim futility analysis is anticipated during the third quarter of 2020 and topline data is anticipated during the first quarter of 2021, subject to COVID-19.

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” promote a healthy microbiome, and diminish GI and systemic inflammation. Based on these known mechanisms as well as our own supporting animal model data, we are initially developing SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers, including the treatment and prevention of radiation enteropathy secondary to cancer therapy. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram at commercial scale.

On June 30, 2020 we submitted an Investigational New Drug (IND) application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020 we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1 single ascending dose study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. The Phase 1 clinical program is intended to support the clinical development of SYN-020 for multiple indications.

During the second quarter of 2020, we also announced that we entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. Research published by a team of investigators led by Richard Hodin, MD, Chief of the Massachusetts General Hospital Division of General and Gastrointestinal Surgery and Professor of Surgery, Harvard Medical School, evaluated long-term oral supplementation of IAP, including SYN-020, in mice. Dr. Hodin’s research demonstrated that IAP administration, starting at 10 months of age, slowed the microbiome changes, gut-barrier dysfunction, and gastrointestinal and systemic inflammation that normally accompany aging. Additionally, the IAP administration resulted in improved metabolic profiles in the aged mice, diminished frailty, and extended lifespan. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. If executed, we plan to use this license in the advancement of an expanded clinical development program for SYN-020. In addition, we continue to explore and evaluate potential future indications for use of SYN-020 in chronic inflammatory diseases such as inflammatory bowel disease (IBD), Celiac disease, Crohn’s disease and metabolic syndrome, where decreased IAP expression and impairment of the intestinal barrier has been linked as a causative factor.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

General and Administrative Expenses

General and administrative expenses increased by 23% to $1.3 million for the three months ended June 30, 2020, from $1.0 million for the three months ended June 30, 2019. This increase is primarily due to increased legal costs related to business development, patent execution and employee contract matters, vacation expense, and insurance costs. The charge related to stock-based compensation expense was $67,000 for the three months ended June 30, 2020, compared to $59,000 the three months ended June 30, 2019.

Research and Development Expenses

Research and development expenses decreased by 38% to $1.6 million for the three months ended June 30, 2020, from $2.6 million for the three months ended June 30, 2019. This decrease is primarily the result of the response to the global COVID-19 pandemic by our clinical development partners which has led to the postponement of the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and a temporary halt in new enrollment in the Phase 2b investigator sponsored clinical trial of SYN-010. The charge related to stock-based compensation expense was $19,000 for the three months ended June 30, 2020, compared to $31,000 for the three months ended June 30, 2019.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended June 30, 2020 and 2019. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	June 30, 2020	June 30, 2019
SYN-010	$94	$159
Ribaxamase	40	46
SYN-005	4	13

Total direct costs	138	218
Total indirect costs	1,465	2,376

Total Research and Development	$1,603	$2,594

Other Income/Expense

Other income was $6,000 for the three months ended June 30, 2020, compared to other income of $80,000 for the three months ended June 30, 2019. Other income for the three months ended June 30, 2020 and 2019 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was $3.3 million, or $0.18 per basic and dilutive common share for the three months ended June 30, 2020, compared to a net loss of $3.7 million, or $0.23 per basic common share and dilutive common share for the three months ended June 30, 2019. Net loss attributable to common stockholders for the three months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $16,000 and includes the accretion of Series B preferred discount of $392,000 on converted shares and Series A Preferred Stock accrued dividends of $63,000. Net loss attributable to common stockholders for the three months ended June 30, 2019 excludes net loss attributable to non-controlling interest of $27,000 and includes the accretion of Series B preferred discount of $117,000 on converted shares and $61,000 of Series A accrued dividends.

Six Months Ended June 30, 2020 and 2019

General and Administrative Expenses

General and administrative expenses increased by 22% to $2.7 million for the six months ended June 30, 2020, from $2.2 million for the six months ended June 30, 2019. This increase is primarily due to increased legal costs related to business development, patent execution and employee contract matters, vacation expense, insurance costs and registration fees. The charge related to stock-based compensation expense was $132,000 for the six months ended June 30, 2020, compared to $125,000 for the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses decreased by 35% to $3.2 million for the six months ended June 30, 2020, from $5.0 million for the six months ended June 30, 2019. This decrease is primarily the result of the response to the global COVID-19 pandemic by our clinical development partners which has led to the postponement of the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and a temporary halt in new enrollment in the Phase 2b investigator sponsored clinical trial of SYN-010. Research and development expenses also include a charge relating to stock-based compensation expense of $37,000 for the six months ended June 30, 2020, compared to $30,000 for the six months ended June 30, 2019.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the six months ended June 30, 2020 and 2019. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	June 30, 2020	June 30, 2019
SYN-010	$248	$253
SYN-004 (ribaxamase)	105	112
Other therapeutic areas	28	16
Total direct costs	381	381
Total indirect costs	2,857	4,631

Total Research and Development Expenses	$3,238	$5,012

Other Income

Other income was $44,000 for the six months ended June 30, 2020, compared to other income of $125,000 for the six months ended June 30, 2019. Other income for the six months ended June 30, 2020 and 2019 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was $6.8 million, or $0.38 per basic and dilutive common share for the six months ended June 30, 2020, compared to a net loss of $7.7 million, or $0.48 per basic common share and dilutive common share for the six months ended June 30, 2019. Net loss attributable to common stockholders for the six months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $42,000 and includes the accretion of Series B preferred discount of $796,000 on converted shares and Series A Preferred Stock accrued dividends of $125,000. Net loss attributable to common stockholders for the six months ended June 30, 2019 excludes net loss attributable to non-controlling interest of $43,000 and includes the accretion of Series B preferred discount of $515,000 on converted shares and $122,000 of Series A accrued dividends.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $242.3 million as of June 30, 2020 and expect to continue to incur losses in the foreseeable future. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our cash and cash equivalents totaled $8.1 million as of June 30, 2020, a decrease of $7.0 million from December 31, 2019. During the three months ended June 30, 2020, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $2.9 million for the three months ended June 30, 2020. With the cash available in early August 2020, we believe these resources will be sufficient to fund our operations through at least the end of the first quarter of 2021.

As a result of the global COVID-19 pandemic, management has the ability to further extend its cash runway since its clinical development partners (Cedars-Sinai Medical Center (CSMC) and Washington University) reduced their operating capacity during the second quarter of 2020 to include only essential activities, which excluded all planned and ongoing clinical trials of SYN-004 and SYN-010. However, our planned clinical trial timelines will be adversely impacted. We anticipate reduced research and development costs through the end of the year, since we anticipate that our proposed Phase 1b/2a clinical trial to be conducted by Washington University will be postponed until 2021, subject to further COVID-19 developments and we anticipate slower enrollment than anticipated in our Phase 2b investigator-sponsored clinical study of SYN-010 conducted by CSMC due to the pandemic. We anticipate our current cash will allow us to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing our funding requirements for our ongoing Phase 2b investigator-sponsored clinical study of SYN-010, and the initiation of the Phase 1b/2a SYN-004 (ribaxamase) clinical trial. Due to the unique challenges posed by the global COVID-19 pandemic, we have determined that postponing the commencement of the planned Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients until the first quarter of 2021 remains the appropriate response to the novel coronavirus pandemic. We do not anticipate any additional expense related to the Phase 1b/2a SYN-004 (ribaxamase) clinical trial until the trial is cleared for commencement by Washington University. Commencement of planned future Phase 3 clinical trials of SYN-004 and SYN-010 are subject to our successful pursuit of opportunities that will allow us to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete our plan. We will be required to obtain additional funding in order to continue the development of our current product candidates beyond our Phase 2b investigator-sponsored clinical study of SYN-010 and our planned Phase 1b/2a clinical study of SYN-004 in allogeneic HCT recipients within the anticipated time periods, if at all, and to continue to fund operations at the current cash expenditure levels. Currently, we do not have commitments from any third parties to provide us with capital. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to fully execute our business plan as planned and we will be forced to cease certain development activities until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek to obtain our required capital in a similar manner. During the year ended December 31, 2019 and the six months ended June 30, 2020, we did not engage in any financing activity as our financings conducted during the year ended December 31, 2018 were sufficient to satisfy our cash needs during 2019 and the six months ended June 30, 2020. During the year ended December 31, 2018, our only sources of funding were from our underwritten public offering (the “Offering”) described below pursuant to which we received net proceeds of approximately $16.7 million and sales of 3.5 million shares of our Common Stock in our at-the-market offering program through the FBR Sales Agreement pursuant to which we received net proceeds of approximately $12.2 million. The FBR Sales Agreement enables us to offer and sell shares of our Common Stock from time to time through FBR Capital Markets & Co. as our sales agent, provided that we meet certain conditions. Sales of Common Stock under the FBR Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. FBR Capital Markets & Co. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of our Common Stock sold on our behalf.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of June 30, 2020, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2020, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer, who also serves as the Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

Our auditor’s report on our consolidated financial statements for the years ended December 31, 2019 and 2018 contains an explanatory paragraph regarding our ability to continue as a going concern and the notes to our financial statements for the quarter ended June 30, 2020 mention there being substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt about our ability to continue as a going concern without additional capital becoming available. Our consolidated financial statements as of December 31, 2019 did not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the quarter ended June 30, 2020 have been prepared assuming we will continue as a going concern. We continue to incur losses and, as of June 30, 2020, we had an accumulated deficit of approximately $242.3 million. Our consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

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

During the six months ended June 30, 2020, our operating activities used net cash of approximately $7.0 million and our cash and cash equivalents were $8.1 million as of June 30, 2020. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2020, our accumulated deficit totaled approximately $242.3 million on a consolidated basis. We do not have sufficient capital to fund our operations beyond twelve months following the issuance date of this Quarterly Report on Form 10-Q. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, recommence clinical trials that have been on hold or postponed and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore we will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

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

The COVID-19 global health crisis has impacted our planned operations, including our clinical studies

In January 2020, the World Health Organization declared a global pandemic for the novel strain of coronavirus, COVID-19. Since then, the COVID-19 coronavirus has spread to multiple countries, including throughout the United States. We have experienced disruptions that have impacted our business and clinical trials and expect to experience additional disruptions as the pandemic continues, including:

•	halting enrollment of new patients into our SYN-010 clinical study during the first and second quarter of 2020;

•	unwillingness of potential study participants to enroll in new clinical trials and/or visit healthcare facilities;

•	postponement in clinical site initiation for our SYN-004 clinical study;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical site visits by study participants and clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

Our business and the business of the suppliers of our clinical product candidates has been and is expected to continue to be materially and adversely affected by the pandemic. Such events could result in the complete or partial closure of clinical trial sites, one or more manufacturing facilities which could impact our supply of our clinical product candidates. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

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

Difficulties enrolling patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.

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

Our Common Stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide. At June 30, 2020, we had a stockholders’ deficit of $6.8 million. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer with total value of market capitalization of at least $50.0 million and 1,100,000 shares publicly held, a market value of publicly held shares of at least $15.0 million and 400 round lot shareholders. Although we have more than 1,100,000 shares publicly held and 400 round lot shareholders, our stock price is volatile and, during the first two quarters of 2018, the price of our Common Stock experienced a sustained decrease resulting in a period where our market capitalization fell below $50.0 million. Our market capitalization is currently below $50.0 million

On November 25, 2019, we announced that we received written communication from the NYSE American stating we were no longer in compliance with certain continued listing standards as set forth in the NYSE American Company Guide relating to stockholders’ equity as of September 30, 2019. Specifically, the Deficiency Letter stated that we were not in compliance with Section 1003(a)(iii) (requiring stockholders’ equity of $6.0 million or more if the Company has reported losses from continuing operations and/or net losses in its five most recent fiscal years). The Deficiency Letter noted that the Company had stockholders’ equity of $4.9 million as of September 30, 2019 and had reported net losses in its five most recent fiscal years. On December 20, 2019, we submitted a plan of compliance to the NYSE American outlining our plan to regain compliance with certain continued listing standards as set forth in Part 10, Section 1003(iii) of the NYSE American Company Guide by November 25, 2020, the conclusion of the compliance plan period. On February 7, 2020, we received notice from the NYSE American that it had accepted our plan and granted a plan period through November 25, 2020 to regain compliance. On July 30, 2020 we received written communication from NYSE American stating that in addition to Section 1003(iii), the Company is also not in compliance with Section 1003(i) and Section 1003(ii) of the NYSE American Company Guide since it reported a stockholders’ deficit of ($4.0) million as of March 31, 2020 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2019. As a result, the Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company remains subject to the conditions set forth in the Exchange’s letter dated November 25, 2019 for the initial equity noncompliance. The NYSE Regulation staff will review our company periodically for compliance with the initiatives outlined in the plan. If we are not in compliance with the continued listing standards by November 25, 2020 or if we do not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate a delisting proceeding as appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the three and six months ended June 30, 2020 in transactions that were not registered under the Securities Act.

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

Date: August 6, 2020

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