Form 10-Q/A
period 2020-09-30
Synthetic Biologics, Inc.
filed 2020-11-12
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE

Synthetic Biologics, Inc. is filing this Quarterly Report on Form 10-Q/A (Amendment No.1 ) (the “Quarterly Report on Form 10-Q/A”) to amend in its entirety the following sections in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the Securities and Exchange Commission on November 10, 2020 (the “Original Report”): Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” solely to provide updated information regarding the termination of its exclusive license agreement related to its SYN-010 program, “Item 6 of Part II, “Exhibits,” the signature page, the Exhibit Index and new certifications filed as Exhibits 31.2 and 32.2.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the SEC subsequent to the filing of the Original Report, including any amendments thereto.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q/A, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) filed with the SEC on February 20, 2020. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q/A, “Synthetic Biologics,” the “Company,” “we,” “us” and “our” refer to Synthetic Biologics, Inc.

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q/A are the property of their respective owners.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q/A

PART I–FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q/A, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our 2019 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2019 Form 10-K. All share and per share numbers set forth in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations reflect the one-for-thirty five reverse stock split effected August 10, 2018.

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

We were also developing SYN-010 to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). On September 30, 2020, Cedars Sinai Medical Center’s (CSMC) (the Company’s SYN-010 clinical development partner) informed the Company that it agreed to discontinue the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 in IBS-C patients. Based on the results of a planned interim futility analysis, it was concluded that although SYN-010 was well tolerated, it was unlikely to meet its primary endpoint by the time enrollment is completed. On November 9, 2020, we and CSMC mutually agreed to terminate the exclusive license agreement (the “Exclusive License Agreement”) that we and our subsidiary, Synthetic Biomics, Inc. entered into with CSMC date December 5, 2013 and all amendments thereto and the clinical trial agreement relating to SYN-010.

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

•     Confirmed key elements of Pivotal Phase 2b/3 clinical trial design pursuant to consultations with FDA (Q1 2017)

•     Entered into agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to evaluate SYN-010 dose response and inform Phase 3 clinical development (Q3 2018)

•     Patient recruitment and enrollment in the Phase 2b investigator-sponsored clinical study recommenced following a temporary halt in Q1 and Q2 due to the COVID-19 global pandemic (Q3 2020)

•     Announced results from a planned interim futility analysis which concluded that although SYN-010 was well-tolerated, it was unlikely to meet its primary objective by the time enrollment is completed. As a result, CSMC has agreed to discontinue the trial and will conduct a comprehensive review of the final data set and publish its findings (Q3 2020). Terminated Exclusive License Agreement (Q4 2020)

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

During the third quarter of 2020, a planned interim futility analysis of the Phase 2b investigator-sponsored clinical study was completed. Based on the review of the interim analysis, it was concluded that although SYN-010 was well-tolerated, it failed to meet the prespecified efficacy criteria and was unlikely to meet the primary objective of the study by the time enrollment is completed. On September 30, 2020 CSMC formally agreed to discontinue the study and on November 9, 2020, we and CSMC mutually agreed to terminate the Exclusive License Agreement. CSMC has been unblinded and intends to conduct a comprehensive review of the data set and publish its findings.

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

Intellectual Property

All of our programs are supported by growing patent estates that we either own or exclusively license. Each potential product has issued patents that provide protection. In total, we have over 90 U.S. and foreign patents and over 70 U.S. and foreign patents pending. The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

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

PART II–OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q/A are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A (Amendment No. 1) to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BIOLOGICS, INC.

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2020

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Termination of Exclusive License Agreement, effective November 9, 2020, by and among Cedars- Sinai Medical Center, Synthetic Biologics, Inc. and Synthetic Biomics, Inc.**

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*Filed herewith.

** Previously filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-12584) filed with the SEC on November 10, 2020.

