Form 10-Q
period 2021-03-31
Synthetic Biologics, Inc.
filed 2021-05-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐       No ☒

As of May 4, 2021, the registrant had 132,042,538 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$76,887	$6,227
Prepaid expenses and other current assets	1,749	1,707
Total Current Assets	78,636	7,934

Property and equipment, net	156	174

Right of use asset	239	279

Deposits and other assets	23	23

Total Assets	$79,054	$8,410

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$621	$886
Accrued expenses	854	925
Accrued employee benefits	350	868
Operating lease liability	297	287
Total Current Liabilities	2122	2,966
Lease liability - Long term	108	186
Total Liabilities	2,230	3,152

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 120,000 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	12,798
Stockholders' Equity (Deficit):
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 0 issued and outstanding and 3,973 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	2,477
Common stock, $0.001 par value; 200,000,000 shares authorized, 132,044,866 issued and 132,042,538 outstanding at March 31, 2021 and 29,252,253 issued and 29,249,925 outstanding at December 31, 2020	132	29
Additional paid-in capital	339,019	240,821
Accumulated deficit	(259,553)	(248,094)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	79,598	(4,767)
Non-controlling interest	(2,774)	(2,773)
Total Stockholders' Equity (Deficit)	76,824	(7,540)

Total Liabilities and Stockholders' Equity (Deficit)	$79,054	$8,410

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating Costs and Expenses:
General and administrative	$1,419	$1,393
Research and development	1,118	1,635
Total Operating Costs and Expenses	2,537	3,028

Loss from Operations	(2,537)	(3,028)

Other Income:
Interest income	-	38
Total Other Income	-	38

Net Loss	(2,537)	(2,990)

Net Loss Attributable to Non-controlling Interest	(1)	(26)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(2,536)	$(2,964)

Series A Preferred Stock Dividends	(24)	(62)
Effect of Series A Preferred Stock price adjustment	(7,402)	-
Series B Preferred Stock Dividends	(1,497)	(404)

Net Loss Attributable to Common Stockholders	$(11,459)	$(3,430)

Net Loss Per Share - Basic and Dilutive	$(0.13)	$(0.20)

Weighted average number of shares outstanding during the period - Basic and Dilutive	90,807,693	17,093,920

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit
Balance at December 31, 2020	29,249,925	$29	3,973	$2,477	$240,821	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	-	-	-	-	101	-	-	101
Stock issued under "at-the-market" offering	78,685,315	79	-	-	65,881	-	-	65,960
Warrants Exercised	11,655,747	12	-	-	8,030	-	-	8,042
Series A Preferred Stock Dividends	-	-	-	-	-	(24)	-	(24)
Effect of Series A Preferred Stock price adjustment	-	-	-	-	7,402	(7,402)	-	-
Conversion of Series A Preferred Stock to Common	8,996,768	9	-	-	12,813	-	-	12,822
Conversion of Series B Preferred Stock to Common	3,454,783	3	(3,973)	(2,477)	3,971	(1,497)	-	-
Net loss	-	-	-	-	-	(2,536)	-	(2,536)
Non-controlling interest	-	-	-	-	-	-	(1)	(1)

Balance at March 31, 2021	132,042,538	$132	-	$-	$339,019	$(259,553)	$(2,774)	$76,824

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Equity
Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	-	-	-	-	83	-	-	83
Series A Preferred Stock Dividends	-	-	-	-	-	(62)	-	(62)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	26	26
Conversion of Series B Preferred Stock to Common	933,045	1	(1,073)	(669)	1,072	(404)	-	-
Net loss	-	-	-	-	-	(2,964)	-	(2,964)
Non-controlling interest	-	-	-	-	-	-	(26)	(26)

Balance at March 31, 2020	17,739,475	$18	6,565	$4,092	$233,735	$(238,967)	$(2,878)	$(4,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,537)	$(2,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	101	83
Subsidiary stock issued to vendor	-	26
Depreciation	33	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42)	297
Right of use asset	39	33
Accounts payable	(265)	(1,068)
Accrued expenses	(71)	(714)
Accrued employee benefits	(518)	(626)
Lease liability	(68)	(59)
Net Cash Used In Operating Activities	(3,328)	(4,960)

Cash Flows from Investing Activities
Purchase of property and equipment	(14)	-
Net Cash Used in Investing Activities	(14)	-

Cash Flows from Financing Activities
Proceeds from "at the market" stock issuance	65,960	-
Proceeds from issuance of common stock for warrant exercises	8,042	-
Net Cash Provided by Financing Activities	74,002	-

Net increase (decrease) in cash and cash equivalents	70,660	(4,960)

Cash and cash equivalents at the beginning of this period	6,227	15,045

Cash and cash equivalents at the end of this period	$76,887	$10,085

Noncash Financing Activities:
Effect of Series A Preferred Stock price adjustment	$7,402	$-
Conversion of Series B Preferred Stock	$2,477	$669
Deemed dividends for accretion of Series B Preferred Stock discount	$1,497	$404
In-kind dividends paid in preferred stock	$23	$62

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Form 10-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of results for the full year.

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

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the impact of ASU 2020-06 on its consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. The Company identified COVID-19 as a triggering event and performed a qualitative assessment of the fair value of its long-lived assets. The results from this analysis determined that it is still more likely than not that the fair value of its long-lived assets remain higher than the carrying value of these assets. As a result, no impairment charges were recorded during the three months ended March 31, 2021 and 2020.

2. Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31, 2021	December 31, 2020
Prepaid clinical research organizations	$1,138	$470
Prepaid insurances	442	639
Prepaid consulting, subscriptions and other expenses	169	90
Stock sales receivable	-	469
Prepaid manufacturing expenses	-	39

Total	$1,749	$1,707

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	March 31, 2021	December 31, 2020
Computers and office equipment	$828	$813
Leasehold improvements	439	439
Software	11	11
	1,278	1,263
Less: accumulated depreciation and amortization	(1,122)	(1,089)

Total	$156	$174

Accrued expenses (in thousands)

	March 31, 2021	December 31, 2020
Accrued clinical consulting services	$669	$700
Accrued vendor payments	137	225
Accrued manufacturing costs	46	-
Other accrued expenses	2	-

Total	$854	$925

Accrued employee benefits (in thousands)

	March 31, 2021	December 31, 2020
Accrued bonus expense	$180	$724
Accrued vacation expense	170	144

Total	$350	$868

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 stock plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant and generally expire ten years after the grant date. As of March 31, 2021, there were 5,145 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 85,714 to 171,429; on May 15, 2015, increased the number of shares from 171,429 to 228,572; on August 25, 2016, increased the number of shares from 228,572 to 400,000; on September 7, 2017, increased the number of shares from 400,000 to 500,000; on September 24, 2018 increased the number of shares from 500,000 to 1,000,000; and on September 5, 2019, increased the number of shares from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2021, there were 2,452,273 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 4,000,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of March 31, 2021, there were 1,540,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2021 and 2020.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation – (continued)

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

•	immediate vesting,

•	in full on the one-year anniversary date of the grant date,

•	half vesting immediately and the remaining over three years,

•	quarterly over three years,

•	annually over three years,

•	one-third immediate vesting and the remaining annually over two years,

•	one-half immediate vesting and the remaining over nine months,

•	one-quarter immediate vesting and the remaining over three years,

•	one-quarter immediate vesting and the remaining over 33 months,

•	monthly over one year, and

•	monthly over three years.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation– (continued)

A summary of stock option activity for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance - December 31, 2019	2,502,012	$3.62	6.51 years	$153,353

Granted	1,540,000	0.42
Exercised	-	-
Expired	(14,944)	17.57
Forfeited	(29,650)	0.55
Balance - December 31, 2020	3,997,418	2.35	6.09 years	-

Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-

Balance - March 31, 2021 - outstanding	3,997,418	$2.35	5.53 years	$856,227

Balance - March 31, 2021 - exercisable	1,645,161	$5.10	4.52 years	$268,034

Grant date fair value of options granted – three months ended March 31, 2021		$-

Weighted average grant date fair value – three months ended March 31, 2021		$-

Grant date fair value of options granted – year ended December 31, 2020		$412,000

Weighted average grant date fair value – year ended December 31, 2020		$0.27

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2021 and 2020 was $49,000 and $55,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2021 and 2020 were $52,000 and $28,000, respectively.

As of March 31, 2021, total unrecognized stock-based compensation expense related to stock options was $585,000, which is expected to be expensed through February 2023.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2021 and 2020.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The Warrants are immediately exercisable at a price of $1.38 ($0.69 effective November 16, 2020) per share of Common Stock (which was 120% of the public offering price of the Class A Units) and expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 11,655,747 warrants were exercised for cash proceeds of $8.0 million.

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants was $50.05 and the per share exercise price of the Series B warrants was $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants could be exercised at any time on or after the date of issuance. The Series A warrants were exercisable until the four-year anniversary of the issuance date. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The Series A warrants expired November 18, 2020 and none were exercised prior to expiration. The warrants included a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At December 31, 2019, the fair value of the warrant liability was $100. The warrants were valued on the date of grant and on each remeasurement period.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Stock Warrants – (continued)

A summary of all warrant activity for the Company for the quarter ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2019	18,714,999	3.24
Granted	-	-
Exercised	-	-
Forfeited	(714,286)	50.05
Balance at December 31, 2020	18,000,713	$0.69
Granted	-	-
Exercised	11,655,747	.69
Forfeited	-	-
Balance at March 31, 2021	6,344,966	$.69

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, was paid a monthly fee and on January 24, 2018 was issued a warrant exercisable for 714 shares of the Company’s common stock on the date of issue. The warrant is equity classified and the fair value of the warrant approximated $9,000 and was measured using the Black-Scholes option pricing model.

A summary of all outstanding and exercisable common stock warrants as of March 31, 2021 is as follows:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life
$0.69	6,344,252	6,344,252	2.53 years
18.20	714	714	1.74 years
$0.69	6,344,966	6,344,966	2.53 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2021 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. Net loss attributable to common stockholders for the three months ended March 31, 2020 excludes net loss attributable to non-controlling interest of $0.1 million, includes the accretion of Series B preferred discount of $0.4 million on converted shares and $0.1 million of Series A accrued dividends. There were no shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2021 since all remaining Series B preferred stock were converted to common stock. The number of shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2020 were 5,708,696. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three months ended March 31, 2021 were 3,997,418 and 6,344,966, respectively and for the three months ended March 31, 2020 were 2,502,012 and 18,714,999, respectively, because their effect is anti-dilutive.

7. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”), and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study was to provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which was exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of March 31, 2021 and 2020, the accumulated net loss attributable to the non-controlling interest is $2.8 million and $2.9 million, respectively.

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB) : (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the three months ended March 31, 2020, research and development expense recorded related to this transaction approximated $67,000. There was no expense recorded related to this transaction during the three months ended March 31, 2021.

The Agreement also provided CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Non-controlling Interest – (continued)

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

On November 16, 2020, the exercise price of the Warrants was reduced from $1.38 per Warrant per full share of common stock to $0.69 per Warrant per full share of common stock. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend in accumulated deficit of $880,000, which reduces the income available to common stockholders for the year ended December 31, 2020.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 8. Common and Preferred Stock – (continued)

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the three months ended March 31, 2021 and 2020, 3,973 and 1,073, respectively, shares were converted resulting in the recognition of a deemed dividends of $1.5 million and $404,000, respectively, for the amortization of the Series B Preferred Stock discount upon conversion.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights to the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock classifying the Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $0.54 per share which was increased to $18.90 after taking into account the 2018 reverse stock split, subject to certain customary anti-dilution adjustments and was decreased to $1.50 on January 27, 2021, see below.

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

Except as otherwise required by law, the holders of Series A Preferred Stock have no voting rights, other than customary protections against adverse amendments and issuance of pari passu or senior preferred stock. Upon certain change of control events involving the Company, prior to the filing of the amendment to the Certificate of Designation for the Series A Preferred Stock described below, the Company will be required to repurchase all of the Series A Preferred Stock at a redemption price equal to the greater of (i) the Accreted Value and (ii) the amount that would be payable upon a change of control (as defined in the Certificate of Designation) in respect of common stock issuable upon conversion of such share of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into common stock immediately prior to the change of control.

On or at any time after (i) the VWAP (as defined in the Certificate of Designation) for at least 20 trading days in any 30 trading day period is greater than $70.00, subject to adjustment in the case of stock split, stock dividends or the like the Company has the right, after providing notice not less than 6 months prior to the redemption date, to redeem, in whole or in part, on a pro rata basis from all holders thereof based on the number of shares of Series A Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share of Series A Preferred Stock of $7,875.00, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Convertible Preferred Stock or (ii) the five year anniversary of the issue date, the Company shall have the right to redeem, in whole or in part, on a pro rata basis from all holders thereof

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Common and Preferred Stock – (continued)

based on the number of shares of Series A Convertible Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share equal to the Liquidation Value.

The Series A Preferred Stock is classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three months ended March 31, 2021 and 2020, the Company accrued dividends of $24,000 and $62,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put, as an inducement for the holder to fully convert its Series A Preferred Stock. The Amendment to the Certificate of Designation for its Series A Convertible Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada adjusted the conversion price from $18.90 per share to $1.50 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from 4.99% to 9.99%, such increase to be effective 61 days from the date hereof. During the three months ended March 31, 2021, all outstanding shares of Series A Convertible Preferred Stock were converted to approximately 9.0 million shares of the Company’s common stock. There are no remaining shares of the Series A Convertible Preferred stock outstanding after these conversions. During January and February 2021, the Company issued 8,996,768 shares of its common stock upon the conversion effected on such date by the holder of 120,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion is accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated fair value of the inducement consideration of $7.4 million and as a result has recorded a corresponding deemed dividend of $7.4 million during the three months ended March 31, 2021.

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley Securities), which enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley Securities Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley Securities, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. The Company did not sell any shares of common stock during the three months ended March 31, 2020 through the Riley Securities Sales Agreement.

On February 9, 2021, the Company entered into an amended and restated sales agreement with B. Riley Securities, Inc. (“B. Riley”) and A.G.P./Alliance Global Partners (“AGP”) in order to include AGP as an additional sales agent for the Company’s “at the market offering” program (the “Amended and Restated Sales Agreement”). The Sales Agreement amended and restated the At Market Issuance Sales Agreement, dated August 5, 2016, with B. Riley Securities, Inc. (formerly known as B. Riley FBR, Inc.), as amended by amendment no. 1, dated May 7, 2018, to the At Market Issuance Sales Agreement.

During the three months ended March 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 78.7 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The Agreement also provided CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provides for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

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

In December 2013, through the Company’s subsidiary, Synthetic Biomics, Inc., the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the three months ended March 31, 2021 and 2020, the Company did not owe and did not pay CSMC for milestone payments related to this license agreement.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies

Leases

All of the Company’s existing leases as of March 31, 2021 are classified as operating leases. As of March 31, 2021, the Company has one material operating lease for facilities with a remaining term expiring in 2022. The existing lease has fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. The discount rate used in the calculation of the lease liability was 9.9%. The rates implicit within the Company's leases are generally not determinable, therefore, the Company's incremental borrowing rate is used to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. Because the Company currently has no outstanding debt, the incremental borrowing rate for each lease is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is determined at lease commencement, or as of January 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three months ended March 31, 2021 and 2020 approximated $51,000 and $50,000, respectively. During the same periods, operating cash flows used for operating leases approximated $79,000 and $77,000, respectively, and right of use assets exchanged for operating lease obligations was $0. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of March 31, 2021 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending March 31:
2021	$242
2022	192
Total	$434

Discount factor	$(29)
Lease liability	$405
Amount due within 12 months	$(297)
Lease liability – long term	$108

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies – (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our 2020 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2020 Form 10-K.

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

Our Product Pipeline:

*Based on management’s current beliefs and expectations

aGVHD acute graft-vs-host disease; allo-HCT allogeneic hematopoietic cell transplant patients; AMR antimicrobial resistance; CDI Clostridioides difficile infection. SAD single ascending dose

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD and infection by carbapenem resistant enterococci and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

²Dependent on funding/partnership.

³Announced option-license agreement with Massachusetts General Hospital to develop SYN-020 in several potential indications related to inflammation and gut barrier dysfunction.

Additional pipeline products with preclinical proof-of-concept include SYN-006 (carbapenemase) being designed to prevent aGVHD, microbiome damage and infection due to treatment with carbapenem antibiotics, and SYN-007 (ribaxamase) DR being designed to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR, and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)

•      Announced outcomes from End of Phase 2 meeting, including Food and Drug Administration (FDA)-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)

•     Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant (HCT) patients

•      Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)

•      Received official meeting minutes from FDA Type-C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)

•     Received written notification from the FDA informing the Company that the FDA determined the Phase 1b/2a clinical program in adult allogeneic hematopoietic cell transplant (HCT) recipients may proceed per the submitted clinical program protocol (Q3 2020)

•      Washington University began enrollment and the first patient was dosed in the first of three antibiotic cohorts for the Phase 1b/2a clinical trial of SYN-004 in adult HCT recipients (Q2 2021)

Preserve gut barrier, treat local GI inflammation, and restore gut microbiome	SYN-020 (oral IAP enzyme)

•      Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)

•      Identified basic Drug Supply manufacturing process and potential tablet formulation (2H 2017)

•      Identified potential clinical indications with unmet medical need including enterocolitis associated with radiation therapy for cancer (Q1 2019)

•      Completed pre-IND (Investigational New Drug) meeting with the FDA to clarify requirements for IND-enabling toxicology studies and manufacturing requirements (Q2 2019)

•      Entered into an agreement with Massachusetts General Hospital (“MGH”) granting the Company an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases (Q2 2020)

•      Submitted IND application with U.S. FDA supporting an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy (Q2 2020)

•      Received study-may-proceed letter from U.S. FDA to conduct a Phase 1 single ascending dose study in healthy volunteers, designed to evaluate SYN-020 for safety, tolerability, and pharmacokinetic parameters (Q3 2020)

•      Announced enrollment commenced and three out of a total of four cohorts have been dosed in a Phase 1a single-ascending-dose (SAD) study of SYN-020 (Q2 2021).

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

Prevention of antibiotic-associated diarrhea (AAD), overgrowth of pathogenic organisms and AMR (Degrade oral beta-lactam antibiotics)	SYN-007 (oral enzyme)

•      Preclinical work ongoing to expand the utility of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics

•      Reported supportive data from a second canine animal model demonstrating that when co-administered with oral Amoxicillin and oral Augmentin (combination amoxicillin/clavulanate), oral SYN-007 did not interfere with systemic absorption of antibiotics but did diminish microbiome damage associated with these antibiotics (Q2 2018)

•      Reported supportive data demonstrating SYN-007 mitigated antibiotic-mediated gut microbiome alterations and maintained gut microbiome integrity when co-administered with oral amoxicillin in a dose-response canine study (Q2 2019)

•      Reported supportive data demonstrating SYN-007 protected the gut microbiome of dogs from amoxicillin and the beta-lactam/beta-lactamase inhibitor Augmentin and also reduced the emergence of antibiotic resistance in a canine study (Q1 2020)

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

On January 7, 2020, we announced the receipt of official meeting minutes from the FDA following a Type-C meeting held on December 2, 2019 at our request to discuss the development of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Based on the final meeting minutes, the Phase 1b/2a clinical trial is a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of 150 mg oral SYN-004 (ribaxamase) administered to allogeneic HCT recipients four times per day who receive an IV beta-lactam antibiotic to treat fever. Study participants are being enrolled into three sequential cohorts administered a different study-assigned IV beta-lactam antibiotic. Eight participants in each cohort will receive SYN-004 (ribaxamase) and four will receive placebo.

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

On July 30, 2020, we received written notification from the FDA informing us that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients may proceed per the submitted clinical program protocol. On December 22, 2020, we announced we received approval from the Institutional Review Board (IRB) at Washington University to commence the Phase 1b/2a clinical trial of SYN-004. On April 14, 2021 we announced that enrollment has commenced and the first patient of the first antibiotic cohort of this study had been dosed. If enrollment proceeds as planned, a data readout for the first cohort is anticipated in Q4 2021.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” promote a healthy microbiome, and diminish GI and systemic inflammation. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. And, while we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have begun planning to develop SYN-020 in indications that may offer a more accelerated or streamlined pathway to registration while also addressing significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

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

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced and three out of a total of four cohorts have been dosed in the Phase 1a SAD clinical trial of SYN-020. In all, twenty-four healthy adult volunteers will be enrolled, all of which will receive oral SYN-020. A topline data announcement from this clinical trial is expected during the third quarter of 2021. Planning for a second Phase 1a study evaluating multiple-ascending doses (“MAD”) of SYN-020 is also underway and anticipated to commence during the third quarter of 2021. A topline data readout of the Phase 1a MAD clinical study is anticipated during the first quarter of 2022, pandemic conditions permitting. Following the completion of Phase 1 safety studies, we may consider conducting a placebo-controlled Phase 1b/2a gluten challenge study in as many as 40 celiac patients who present with predominantly GI symptoms followed by a Phase 2b proof-of-concept clinical trial in a similar patient population. We may also seek to initiate clinical trials of SYN-020 evaluating its potential therapeutic benefit in NAFLD patients.

Intellectual Property

All of our programs are supported by growing patent estates. In total, we have over 80 U.S. and foreign patents and over 65 U.S. and foreign patents pending. The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our 2020 Form 10-K.

Results of Operations

Three Months Ended March 31, 2021 and 2020

General and Administrative Expenses

General and administrative expenses increased by 2% to approximately $1.42 million for the three months ended March 31, 2021, from approximately $1.39 million for the three months ended March 31, 2020. This increase is primarily due to higher insurance costs, audit fees, and legal costs offset by a reduction in patent related legal fees, consulting fees and travel expense. The charge related to stock-based compensation expense was $82,000 for the three months ended March 31, 2021, compared to $65,000 the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses decreased by 32% to approximately $1.1 million for the three months ended March 31, 2021, from approximately $1.6 million for the three months ended March 31, 2020. This decrease is primarily the result of lower indirect program costs for the three months ended March 31, 2021, including salary and related expense reductions, a decrease in manufacturing costs for SYN-020 and market research. In addition, as a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2021 to include only essential activities as part of their pandemic response, which delayed the start of our clinical trial, resulting in lower clinical trial expenses for the quarter. The research and development costs incurred during the quarter were primarily related to our Phase 1a clinical trial of SYN-020 and the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients.  The charge related to stock-based compensation expense was $19,000 for the three months ended March 31, 2021, compared to $18,000 related to stock-based compensation expense for the three months ended March 31, 2020.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended March 31, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

Therapeutic Areas	March 31, 2021	March 31, 2020
SYN-020	$172	$-
Ribaxamase	148	65
SYN-010	3	154
SYN-005	-	24

Total direct costs	323	243
Total indirect costs	794	1,392

Total Research and Development	$1,117	$1,635

Other Income/Expense

Other income was $347 for the three months ended March 31, 2021, compared to other income of $38,000 for the three months ended March 31, 2020. Other income for the three months ended March 31, 2021 and 2020 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $11.5 million, or $0.13 per basic and dilutive common share for the three months ended March 31, 2021, compared to a net loss of approximately $3.4 million, or $0.20 per basic common share and dilutive common share for the three months ended March 31, 2020. Net loss attributable to common stockholders for the three months ended March 31, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million. Net loss attributable to common stockholders for the three months ended March 31, 2020 excludes net loss attributable to non-controlling interest of $24,000 and includes the accretion of Series B preferred discount of $404,000 on converted shares and Series A Preferred Stock accrued dividends of $62,000.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $259.6 million as of March 31, 2021 and expect to continue to incur losses in the foreseeable future.

Our cash and cash equivalents totaled $76.9 million as of March 31, 2021, an increase of $70.6 million from December 31, 2020. During the three months ended March 31, 2021, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $2.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we raised approximately $74.0 million from cash received via the exercise of approximately 65% of the 2018 Warrants and sales of our common stock in “at the market offerings pursuant to the Sales Agreement that we had entered into in 2016 with FBR Capital Markets & Co. (now known as B. Riley Securities) (the “Original ATM Sales Agreement”) and the Amended and Restated ATM Sales Agreement. At March 31, 2021 our cash position was $76.9 million, which we believe will be sufficient to fund our operations through at least the end of the first quarter of 2023.

As a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2020 and 2021 to include only essential activities as part of their pandemic response. These delays impacted the timelines for our clinical programs, which included delaying commencement of the Phase 1b/2a clinical trial of SYN-004 until the second quarter of 2021. These delays also resulted in a decrease in expenses as no clinical trials had yet commenced during that period. If enrollment in our ongoing Phase 1b/2a clinical trial being conducted by Washington University is halted due to COVID-19 developments, we may experience reduced expenses until such time as enrollment resumes.

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

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2020, our only source of financing was from sales of 9.2 million shares of our common stock utilizing our at-the-market offering program through the Original ATM Sales Agreement pursuant to which we received net proceeds of approximately $3.4 million. During the three months ended March 31, 2021, we received proceeds of approximately $8.0 million from the cash exercise of approximately 11.6 million of our 2018 warrants and sold approximately 78.7 million shares of our common stock for net proceeds of approximately $66.0 million pursuant to the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $76.9. million as of March 31, 2021 is sufficient to fund our operations through at least the end of the first quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our ongoing Phase 1 SAD study and planned Phase 1 MAD study and Phase 2 clinical programs for SYN-020.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, the ongoing Phase 1 SAD and planned MAD studies and planned Phase 2a clinical trial of SYN-020, we may need to obtain additional funds for future clinical trials, the amount of which will depend upon the trial size and number of clinical sites. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

As the COVID-19 coronavirus continues to spread around the globe, we have experienced disruptions that impacted our business and clinical trials, including postponement of commencement of the now ongoing Phase 1b/2a clinical trial of SYN-004. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of March 31, 2021, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2021, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer, who also serves as the Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2020 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2020 Form 10-K.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate our development programs or commercialization efforts. In addition, potential capital raises and strategic opportunities may require the issuance of additional securities.

During the three months ended March 31, 2021, our operating activities used net cash of approximately $3.3 million and our cash and cash equivalents were approximately $76.9 million as of March 31, 2021. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2021, our accumulated deficit totaled approximately $259.6 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products, if ever. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct later stage clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Any failure to raise additional capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned Phase 1a/2a clinical trial of SYN-004, our planned Phase 1 single-ascending and multiple-ascending dose clinical trials of SYN-020, and a potential Phase 2a clinical trial of SYN-020 but, may not be sufficient for post-Phase 2a future clinical programs for SYN-020 or additional trials of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We may also issue shares of our common stock in connection with strategic opportunities. However, our remaining authorized and unissued shares of common stock available may be insufficient to complete potential future equity financing transactions and/or strategic transactions we may seek to undertake. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 8, 2021, the price of our common stock closed at $1.17 per share while on April 19, 2021, our stock price closed at $0.52 per share with no discernable announcements or developments by the company or third parties. On February 9, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.91 and a reported high sales price of $1.19. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due short to sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated price face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a price that is significantly disconnected from our underlying value.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 200,000,000 shares of common stock, of which 132,042,548 shares of common stock were issued and outstanding as of May 3, 2021. At May 3, 2021, we had reserved 10,342,384 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 2,460,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 12,802,384, which in addition to the 132,042,548 shares issued and outstanding, would leave 55,155,068 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2021 in transactions that were not registered under the Securities Act with the exception of February 9, 2021, in which the Company issued 531,614 shares of its common stock upon the conversion effected on such date by the holder of 4,764 shares of its Series A Convertible Preferred Stock. As of the date hereof, there are no outstanding shares of Series A Convertible Preferred Stock.

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
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: May 5, 2021

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1	Amended and Restated At Market Issuance Sales Agreement dated February 9, 2021 by and among Synthetic Biologics, Inc. and B. Riley Securities, Inc. and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed February 10, 2021, File No. 001-12584.)

3.1	Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)

3.2	Articles of Merger (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.3	Certificate of Merger filed with the Secretary of State of Delaware (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.5	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011, File No. 001-12584.)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)

3.7	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)

3.8	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2017, File No. 001-12584.)

3.9	Certificate of Designations for Series A Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

3.10	Certificate of Change Pursuant to NRS 78. 209 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 13, 2018, File No. 001-12584.)

3.11	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2018, File No. 001-12584.)

3.12	Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.13	Certificate of Amendment to Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.14	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021 File No. 001-12584.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.