Form 10-Q
period 2021-06-30
Synthetic Biologics, Inc.
filed 2021-08-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No ⌧

As of August 3, 2021, the registrant had 132,042,538 shares of common stock, $0.001 par value per share, outstanding.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$74,291	$6,227
Prepaid expenses and other current assets	1,341	1,707
Total Current Assets	75,632	7,934

Property and equipment, net	132	174

Right of use asset	1,468	279

Deposits and other assets	23	23

Total Assets	$77,255	$8,410

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$568	$886
Accrued expenses	794	925
Accrued employee benefits	540	868
Operating lease liability	196	287
Total Current Liabilities	2,098	2,966

Lease liability - Long term	1,426	186

Total Liabilities	3,524	3,152
Commitments and Contingencies
Series A convertible preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 and 120,000 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	12,798
Stockholders' Equity (Deficit):
Series B convertible preferred stock, $1,000 par value; 10,000,000 shares authorized, 0 issued and outstanding and 3,973 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	2,477
Common stock, $0.001 par value; 200,000,000 shares authorized, 132,044,866 issued and 132,042,538 outstanding at June 30, 2021 and 29,252,253 issued and 29,249,925 outstanding at December 31, 2020	132	29
Additional paid-in capital	339,121	240,821
Accumulated deficit	(262,748)	(248,094)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	76,505	(4,767)
Non-controlling interest	(2,774)	(2,773)
Total Stockholders' Equity (Deficit)	73,731	(7,540)

Total Liabilities and Stockholders' Equity (Deficit)	$77,255	$8,410

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating Costs and Expenses:
General and administrative	$1,265	$1,286	$2,685	$2,679
Research and development	1,932	1,603	3,049	3,238
Total Operating Costs and Expenses	3,197	2,889	5,734	5,917

Loss from Operations	(3,197)	(2,889)	(5,734)	(5,917)

Other Income:
Interest income	2	6	2	44
Total Other Income	2	6	2	44

Net Loss	(3,195)	(2,883)	(5,732)	(5,873)

Net Loss Attributable to Non-controlling Interest	-	(16)	(1)	(42)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(3,195)	$(2,867)	$(5,731)	$(5,831)
Series A Preferred Stock Dividends	-	(63)	(24)	(125)
Effect of Series A Preferred Stock price adjustment	-	-	(7,402)	-
Series B Preferred Stock Dividends	-	(392)	(1,497)	(796)

Net Loss Attributable to Common Stockholders	$(3,195)	$(3,322)	$(14,654)	$(6,752)

Net Loss Per Share - Basic and Dilutive	$(0.02)	$(0.18)	$(0.13)	$(0.38)

Weighted average number of shares outstanding during the period - Basic and Dilutive	132,042,538	18,405,884	111,539,024	17,748,688

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit

Balance at December 31, 2020	29,249,925	$29	3,973	$2,477	$240,821	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	-	-	-	-	101	-	-	101
Stock issued under "at-the-market" offering	78,685,315	79	-	-	65,881	-	-	65,960
Warrants Exercised	11,655,747	12	-	-	8,030	-	-	8,042
Series A Preferred Stock Dividends	-	-	-	-	-	(24)	-	(24)
Effect of Series A Preferred Stock price adjustment	-	-	-	-	7,402	(7,402)	-	-
Conversion of Series A Preferred Stock to Common	8,996,768	9	-	-	12,813	-	-	12,822
Conversion of Series B Preferred Stock to Common	3,454,783	3	(3,973)	(2,477)	3,971	(1,497)	-	-
Net loss	-	-	-	-	-	(2,536)	-	(2,536)
Non-controlling interest	-	-	-	-	-	-	(1)	(1)

Balance at March 31, 2021	132,042,538	$132	-	$-	$339,019	$(259,553)	$(2,774)	$76,824

Stock-based compensation	-	-	-	-	102	-	-	102
Net loss	-	-	-	-	-	(3,195)	-	(3,195)

Balance at June 30, 2021	132,042,538	$132	-	$-	$339,121	$(262,748)	$(2,774)	$73,731

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	APIC	Equity	Interest	Deficit

Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	-	-	-	-	83	-	-	83
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(62)	-	(62)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	26	26
Conversion of Series B Preferred Stock to Common ($0.03 per share)	933,045	1	(1,073)	(669)	1,072	(404)	-	-
Net loss	-	-	-	-	-	(2,964)	-	(2,964)
Non-controlling interest	-	-	-	-	-	-	(26)	(26)

Balance at March 31, 2020	17,739,475	$18	6,565	$4,092	$233,735	$(238,967)	$(2,878)	$(4,000)

Stock-based compensation	-	-	-	-	86	-	-	86
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(63)	-	(63)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	10	10
Conversion of Series B Preferred Stock to Common ($0.03 per share)	904,349	1	(1,040)	(648)	1,039	(392)	-	-
Net loss	-	-	-	-	-	(2,867)	-	(2,867)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)

Balance at June 30, 2020	18,643,824	$19	5,525	$3,444	$234,860	$(242,289)	$(2,884)	$(6,850)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(5,732)	$(5,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	203	169
Subsidiary stock issued to vendor	-	36
Depreciation	56	116
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	366	484
Right of use asset	81	67
Accounts payable	(318)	(1,290)
Accrued expenses	(131)	(567)
Accrued employee benefits	(328)	(8)
Operating Lease liability	(121)	(120)
Net Cash Used in Operating Activities	(5,924)	(6,986)

Cash Flows from Investing Activities
Purchase of property and equipment	(14)	-
Net Cash Used in Investing Activities	(14)	-

Cash Flows from Financing Activities
Proceeds from "at the market" stock issuance	65,960	-
Proceeds from issuance of common stock for warrant exercises	8,042	-
Net Cash Provided by Financing Activities	74,002	-

Net increase (decrease) in cash and cash equivalents	68,064	(6,986)

Cash and cash equivalents at the beginning of this period	6,227	15,045

Cash and cash equivalents at the end of this period	$74,291	$8,059

Noncash Financing Activities:
Effect of Series A Preferred Stock price adjustment	$7,402	$-
Right of use asset from operating lease	$1,270	$-
Conversion of Series B Preferred Stock	$2,477	$1,317
Deemed dividends for accretion of Series B Preferred Stock discount	$1,497	$796
In-kind dividends paid in preferred stock	$23	$125

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

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”)2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the impact of ASU 2020-06 on its consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. During the three months ended March 31, 2020, the Company identified COVID-19 as a triggering event and performed a qualitative assessment of the fair value of its long-lived assets. The results from this analysis determined that it is still more likely than not that the fair value of its long-lived assets remain higher than the carrying value of these assets. As a result, no impairment charges were recorded during the three and six months ended June 30, 2021 and 2020.

2. Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 inputs: Inputs, other than quoted prices, included in Level 1 that are observable either directly or indirectly; and
●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2021	2020
Prepaid clinical research organizations	$880	$470
Prepaid insurances	280	639
Prepaid consulting, subscriptions and other expenses	181	90
Stock sales receivable	-	469
Prepaid manufacturing expenses	-	39

Total	$1,341	$1,707

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	June 30,	December 31,
	2021	2020
Computers and office equipment	$827	$813
Leasehold improvements	94	439
Software	11	11
	932	1,263
Less: accumulated depreciation and amortization	(800)	(1,089)

Total	$132	$174

Accrued expenses (in thousands)

	June 30,	December 31,
	2021	2020
Accrued clinical consulting services	$700	$700
Accrued vendor payments	92	225
Other accrued expenses	2	-

Total	$794	$925

Accrued employee benefits (in thousands)

	June 30,	December 31,
	2021	2020
Accrued bonus expense	$361	$724
Accrued vacation expense	179	144

Total	$540	$868

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 stock plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant and generally expire ten years after the grant date. As of June 30, 2021, there were 5,145 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of June 30, 2021, there were 2,452,273 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 4,000,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of June 30, 2021, there were 1,540,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee’s options. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards at grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2021 and 2020.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation – (continued)

A summary of stock option activity for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value

Balance - December 31, 2019	2,502,012	$3.62	6.51 years	$153,353

Granted	1,540,000	0.42
Exercised	-	-
Expired	(14,944)	17.57
Forfeited	(29,650)	0.55
Balance - December 31, 2020	3,997,418	2.35	6.09 years	-

Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-

Balance - June 30, 2021 - outstanding	3,997,418	$2.35	5.28 years	$598,074

Balance - June 30, 2021 - exercisable	1,970,911	$4.33	4.55 years	$239,357

Grant date fair value of options granted – three months ended June 30, 2021		$-

Weighted average grant date fair value – three months ended June 30, 2021		$-

Grant date fair value of options granted – year ended December 31, 2020		$412,000

Weighted average grant date fair value – year ended December 31, 2020		$0.27

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and six months ended June 30, 2021 was $34,000 and $67,000, respectively, and $40,000 and $79,000 for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense included in research and  development expenses relating to stock options issued to employees for the three and six months ended June 30, 2021 was $16,000 and $31,000,respectively, and $15,000 and $31,000 for the three and six months ended June 30, 2020, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and six months ended June 30, 2021 was $49,000 and $98,000, respectively, and $27,000 and $53,000 for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and six months ended June 30, 2021 was $3,000 and $7,000, respectively, and $4,000 and $6,000 for the three and six months ended June 30, 2020.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation – (continued)

As of June 30, 2021, total unrecognized stock-based compensation expense related to stock options was $483,000, which is expected to be expensed through April 2023.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and six months ended June 30, 2021 and 2020.

5. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of the Common Stock, and one five-year warrant to purchase one share of Common Stock at an initial exercise price of $1.38 per share, which subsequently was reduced to $0.69 per share (each a “Warrant” and collectively, the “Warrants”), with each Class A Unit to be offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of Common Stock, and issued with an aggregate of 13,672,173 Warrants. On November 16, 2020, the exercise price of the Warrants was reduced from $1.38 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $0.69 per Warrant per full share of Common Stock in accordance with the anti-dilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $880,000 during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of Common Stock.

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the six months ended June 30, 2021, 11,655,747 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the 3 months ended June 30, 2021.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Stock Warrants – (continued)

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants was $50.05 and the per share exercise price of the Series B warrants was $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants could be exercised at any time on or after the date of issuance. The Series A warrants were exercisable until the four-year anniversary of the issuance date. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The Series A warrants expired November 18, 2020 and none were exercised prior to expiration. The warrants included a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value will be recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At November 18, 2020, the fair value of the warrant liability was $100. The warrants were valued on the date of grant and on each remeasurement period.

A summary of all warrant activity for the Company for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price

Balance at December 31, 2019	18,714,999	$3.24
Granted	-	-
Exercised	-	-
Forfeited	(714,286)	50.05
Balance at December 31, 2020	18,000,713	$0.69
Granted	-	-
Exercised	11,655,747	0.69
Forfeited	-	-
Balance at June 30, 2021	6,344,966	$0.69

A summary of all outstanding and exercisable common stock warrants as of June 30, 2021 is as follows:

			Weighted Average
Weighted Average	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$0.69	6,344,252	6,344,252	2.28 years
18.20	714	714	1.49 years
$0.69	6,344,966	6,344,966	2.28 years

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

stockholders for the six months ended June 30, 2021 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. Net loss attributable to common stockholders for the three and six months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.4 million and $0.8 million, respectively, on converted shares and Series A preferred stock accrued dividends of $0.1 million. There were no shares of common stock underlying Series B preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2021 since all remaining Series B preferred stock were converted to common stock. A total of 4,804,348 shares of common stock underlying Series B preferred shares convertible to common stock were excluded from the computations of net loss per common share for the three and six months ended June 30, 2020. The number of options and warrants for the purchase of common stock were excluded from the computations of net loss per common share and for the three and six months ended June 30, 2021 were 3,997,418 and 6,344,966, respectively, and for the six months ended June 30, 2020 were 2,472,362 and 18,714,999, respectively, because their effect is anti-dilutive.

7. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”), and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study was to provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which was exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of June 30, 2021 and 2020, the accumulated net loss attributable to the non-controlling interest is $2.8 million and $2.9 million, respectively.

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB) : (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the three and six months ended June 30, 2020, research and development expense recorded related to this transaction approximated $25,000 and $92,000, respectively. There was no expense recorded related to this transaction during the three and six months ended June 30, 2021.

7. Non-controlling Interest – (continued)

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the six months ended June 30, 2021 and 2020, 3,973 and 2,113 shares, respectively, were converted resulting in the recognition of a deemed dividends of $1.5 million and $795,000, respectively, for the amortization of the Series B Preferred Stock discount upon conversion. There we no shares converted during the three months ended June 30, 2021. During the three months ended June 30, 2020, 1,040 shares were converted resulting in the recognition of a deemed dividends of $392,000 for the amortization of the Series B Preferred Stock discount upon conversion.

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

The Series A Preferred Stock ranks senior to the shares of the Company's common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights to the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock classifying the Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $0.54 per share which was increased to $18.90 after taking into account the 2018 reverse stock split, subject to certain customary anti-dilution adjustments, and was decreased to $1.50 on January 27, 2021, see below.

Any conversion of Series A Preferred Stock may be settled by the Company in shares of common stock only.

The holder’s ability to convert the Series A Preferred Stock into common stock was subject to (i) a 19.99% blocker provision to comply with NYSE American Listing Rules, (ii) if so elected by the Investor, a 4.99% blocker provision that would prohibit beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock or voting power at any time, and (iii) applicable regulatory restrictions.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Common and Preferred Stock – (continued)

In the event of any liquidation, dissolution or winding-up of the Company, holders of the Series A Preferred Stock were entitled to a preference on liquidation equal to the greater of (i) an amount per share equal to the stated value plus any accrued and unpaid dividends on such share of Series A Preferred Stock (the “Accreted Value”), and (ii) the amount such holders would have received in such liquidation if they converted their shares of Series A Preferred Stock (based on the Accreted Value and without regard to any conversion limitation) into shares of the common stock immediately prior to any such liquidation, dissolution or winding-up (the greater of (i) and (ii), is referred to as the “Liquidation Value”).

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

The Series A Preferred Stock was classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock was less than the fair value of the underlying common stock at the date of issuance, there was a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three months ended June 30, 2021, the Company did not record any Series A Preferred Stock dividends since all shares were converted to shares of common stock during the three months ended March 31, 2021. During the six months ended June 30, 2021, the Company accrued dividends of $24,000. During the three and six months ended June 30, 2020, the Company accrued dividends of $63,000 and $125,000, respectively.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Common and Preferred Stock – (continued)

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put, as an inducement for the holder to fully convert its Series A Preferred Stock. The Amendment to the Certificate of Designation for its Series A Convertible Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada adjusted the conversion price from $18.90 per share to $1.50 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from 4.99% to 9.99%, such increase to be effective 61 days from the date hereof. During the three months ended March 31, 2021, all outstanding shares of Series A Convertible Preferred Stock were converted to approximately 9.0 million shares of the Company’s common stock. There are no remaining shares of the Series A Convertible Preferred stock outstanding after these conversions. During January and February 2021, the Company issued 8,996,768 shares of its common stock upon the conversion effected on such date by the holder of 120,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion is accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated fair value of the inducement consideration of $7.4 million and as a result has recorded a corresponding deemed dividend of $7.4 million during the six months ended June 30, 2021.

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley Securities), which enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley Securities Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley Securities, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. The Company did not sell any shares of common stock during the three and six months ended June 30, 2020 through the Riley Securities Sales Agreement.

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

During the six months ended June 30, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 78.7 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. The Company did not sell any shares of common stock during the three months ended June 30, 2021 through the Riley Securities Sales Agreement.

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

On September 30, 2020, CSMC MAST formally agreed to discontinue the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 following the results of a planned interim futility analysis. Although it was concluded that SYN-010 was well tolerated, SYN-010 was unlikely to meet its primary endpoint by the time enrollment was completed.

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

In December 2013, through SYN Biomics, the Company entered into a worldwide exclusive license agreement with CSMC and acquired the rights to develop products for therapeutic and prophylactic treatments of acute and chronic diseases, including the development of SYN-010 to target IBS-C. The Company licensed from CSMC a portfolio of intellectual property comprised of several U.S. and foreign patents and pending patent applications for various fields of use, including IBS-C, obesity and diabetes. An investigational team led by Mark Pimentel, M.D. at CSMC discovered that these products may reduce the production of methane gas by certain GI microorganisms. During the three and six months ended June 30, 2021 and 2020, the Company did not owe and did not pay CSMC for milestone payments related to this license agreement.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies

Leases

All of the Company’s existing leases as of June 30, 2021 are classified as operating leases. As of June 30, 2021, the Company has one operating lease for facilities with a remaining term expiring in 2027. During the quarter ended June 30, 2021, the Company renewed its facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3 month rent abatement.  The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term.  The Second Amendment also gives the Company the Right to Expand their space by giving notice to the landlord before December 31, 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate, which is the discount rate used in this modification analysis. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and six months ended June 30, 2021 approximated $68,000 and $118,000, respectively and for the three and six months ended June 30, 2020 approximated $50,000 and $101,000, respectively. For the three and six months ended June 30, 2021, operating cash flows used for operating leases approximated $80,000 and $160,000, respectively, and for three and six months ended June 30, 2020 approximated $77,000 and $154,000, respectively, and right of use assets exchanged for operating lease obligations was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of June 30, 2021 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending June 30:
2021	$163
2022	247
2023	327
2024	337
2025	347
2026	357
2027	368
Total	2,146

Discount factor	(524)
Lease liability	1,622
Lease liability – current	(196)
Lease liability – long term	$1,426

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

As COVID-19 continued to spread around the globe, the Company experienced disruptions that impacted its business and clinical trials, including halting the postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of SYN-004 (ribaxamase) and SYN-020, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, especially in light of the new variants, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

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

We plan to explore and evaluate a range of strategic options, which may include: in-licensing opportunities; evaluation of potential acquisitions; or other potential strategic transactions. In the meantime, we remain focused on working with our clinical development partners to advance the planned Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT patients, and advancing the clinical development program for SYN-020 intestinal alkaline phosphatase (IAP) in multiple potential indications.

We are continuing to assess the potential impact of the COVID-19 pandemic. We are in close contact with our clinical development partners in order to assess the impact of COVID-19 on our studies and current timelines and costs. While we currently do not anticipate any interruptions in our operations due to COVID-19, it is possible that if the COVID-19 pandemic were to increase in severity for an extended period of time, we could once again experience delays in our clinical trials which could result in significant disruptions to our clinical development timelines due to the COVID-19 pandemic, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Additional pipeline products with preclinical proof-of-concept include SYN-006 (carbapenemase) being designed to prevent aGVHD, microbiome damage and infection due to treatment with carbapenem antibiotics, and SYN-007 (ribaxamase) delayed release (“DR”) being designed to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

Summary of Clinical and Preclinical Programs

Therapeutic Area	Product Candidate	Current Status

Prevention of microbiome damage, CDI, overgrowth of pathogenic organisms, AMR, and aGVHD in allogeneic HCT recipients (Degrade IV beta-lactam antibiotics)	SYN-004 (ribaxamase) (oral enzyme)
●
 Announced outcomes from End of Phase 2 meeting, including Food and Drug Administration (FDA)-proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval on the basis of a single Phase 3 clinical trial (Q4 2018)
●
Clarified market/potential partner needs and identified potential additional indications in specialty patient populations such as allogeneic hematopoietic cell transplant (HCT) patients
●
Announced clinical trial agreement (CTA) with Washington University School of Medicine to conduct a Phase 1b/2a clinical trial to evaluate safety, tolerability and pharmacokinetics in up to 36 evaluable adult allogeneic HCT recipients (Q3 2019)
●
Received official meeting minutes from FDA Type-C meeting held on December 2, 2019 to discuss development in allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever (Q1 2020)
●
Received written notification from the FDA informing the Company that the FDA determined the Phase 1b/2a clinical program in adult allogeneic hematopoietic cell transplant (HCT) recipients may proceed per the submitted clinical program protocol (Q3 2020)
●
Washington University began enrollment and the first patient was dosed in the first of three antibiotic cohorts for the Phase 1b/2a clinical trial of SYN-004 in adult HCT recipients (Q2 2021)

Preserve gut barrier, treat local GI inflammation, and restore gut microbiome	SYN-020 (oral IAP enzyme)
●
Generated high expressing manufacturing cell lines for intestinal alkaline phosphatase (IAP) (1H 2017)
●
Identified basic Drug Supply manufacturing process and potential tablet formulation (2H 2017)
●
Identified potential clinical indications with unmet medical need including enterocolitis associated with radiation therapy for cancer (Q1 2019)
●
Completed pre-IND (Investigational New Drug) meeting with the FDA to clarify requirements for IND-enabling toxicology studies and manufacturing requirements (Q2 2019)
●
Entered into an agreement with Massachusetts General Hospital (“MGH”) granting the Company an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases (Q2 2020)
●
Submitted IND application with U.S. FDA supporting an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy (Q2 2020)
●
Received study-may-proceed letter from U.S. FDA to conduct a Phase 1 single ascending dose (“SAD”) study in healthy volunteers, designed to evaluate SYN-020 for safety, tolerability, and pharmacokinetic parameters (Q3 2020)
●
Announced enrollment commenced and three out of a total of four cohorts have been dosed in a Phase 1SAD study of SYN-020 (Q2 2021)
●
Announced that patient enrollment, dosing and observation has been completed in the Phase 1, open label, SAD clinical trial. Analyses of preliminary data demonstrated SYN-020 maintained a favorable safety profile and was well tolerated at all dose levels (Q2 2021)

Prevention of CDI, overgrowth of pathogenic organisms and AMR (Degrade IV carbapenem antibiotics)	SYN-006 (oral enzyme)
●
Identified P2A as a potent carbapenemase that is stable in the GI tract
●
Manufactured a formulated research lot for oral delivery (2017)
●
Demonstrated microbiome protection in a pig model of ertapenem administration (Q1 2018)

●
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
●
Preclinical work ongoing to expand the utility of SYN-004 (ribaxamase) for use with oral beta-lactam antibiotics
●
Reported supportive data from a second canine animal model demonstrating that when co-administered with oral Amoxicillin and oral Augmentin (combination amoxicillin/clavulanate), oral SYN-007 did not interfere with systemic absorption of antibiotics but did diminish microbiome damage associated with these antibiotics (Q2 2018)

●
Reported supportive data demonstrating SYN-007 mitigated antibiotic-mediated gut microbiome alterations and maintained gut microbiome integrity when co-administered with oral amoxicillin in a dose-response canine study (Q2 2019)
●
Reported supportive data demonstrating SYN-007 protected the gut microbiome of dogs from amoxicillin and the beta-lactam/beta-lactamase inhibitor Augmentin and also reduced the emergence of antibiotic resistance in a canine study (Q1 2020)

Prevention and treatment of pertussis	SYN-005 (monoclonal antibody therapies)
●
Reported supportive preclinical data demonstrating that an extended half-life version of hu1B7, a component of SYN-005, provided protection from pertussis for five weeks in a neonatal non-human primate study (Q4 2017)
●
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

In August 2019, we entered into a Clinical Trial Agreement (CTA) with the Washington University School of Medicine (Washington University) to conduct a Phase 1b/2a clinical trial of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Under the terms of this agreement, we serve as the sponsor of the study and supply SYN-004 (ribaxamase). Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University and a member of the SYN-004 (ribaxamase) steering committee serves as the principal investigator of the clinical trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

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

On April 14, 2021, we announced that enrollment has commenced and the first patient of the first antibiotic cohort of this study had been dosed. If enrollment proceeds as planned, a data readout for the first cohort is anticipated in Q4 2021.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI and systemic inflammation, tighten the gut barrier to diminish “leaky gut,” and promote a healthy microbiome. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. And, while we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have also begun planning to develop SYN-020 in indications that may offer a more accelerated or streamlined pathway to registration while also addressing significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in its Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to study drug. No serious adverse events were reported. Additional data from this clinical trial is expected during the third quarter of 2021. Planning for a second Phase 1 study evaluating multiple-ascending doses (“MAD”) of SYN-020 is also underway and participant screening is anticipated to commence during the third quarter of 2021. A topline data readout of the Phase 1 MAD clinical study is anticipated during the second quarter of 2022, pandemic conditions permitting. Following the completion of Phase 1 safety studies, we may consider conducting a placebo-controlled Phase 1b/2a gluten challenge study in as many as 40 celiac patients who present with predominantly GI symptoms followed by a Phase 2b proof-of-concept clinical trial in a similar patient population. We may also seek to initiate clinical trials of SYN-020 evaluating its potential therapeutic benefit in NAFLD patients.

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. During the second quarter of 2021, we announced an amendment to our option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. Research published by a team of investigators led by Richard Hodin, MD, Chief of the Massachusetts General Hospital Division of General and Gastrointestinal Surgery and Professor of Surgery, Harvard Medical School, evaluated long-term oral supplementation of IAP, including SYN-020, in mice. Dr. Hodin’s research demonstrated that IAP administration, starting at 10 months of age, slowed the microbiome changes, gut-barrier dysfunction, and gastrointestinal and systemic inflammation that normally accompany aging. Additionally, the IAP administration resulted in improved metabolic profiles in the aged mice, diminished frailty, and extended lifespan. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. If executed, we plan to use this license in the advancement of an expanded clinical development program for SYN-020.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses decreased by 2% to approximately $1.26 million for the three months ended June 30, 2021, from approximately $1.29 million for the three months ended June 30, 2020. This decrease is primarily due to lower legal costs and vacation expense offset by higher insurance costs, audit fees and registration fees. The charge related to stock-based compensation expense was $83,000 for the three months ended June 30, 2021, compared to $67,000 for the three months ended June 30, 2020.

Research and Development Expenses

Research and development expenses increased by 21% to approximately $1.9 million for the three months ended June 30, 2021, from approximately $1.6 million for the three months ended June 30, 2020. This increase is primarily the result of increased clinical trial expenses as we began dosing patients in the Phase 1b/2a clinical trial of SYN-004 and Phase 1 SAD clinical trial of SYN-020 during the three months ended June 30, 2021, offset by lower indirect program costs for the three months ended June 30, 2021, including salary and related expense reductions, a decrease in manufacturing costs for SYN-020 and market research. In addition, as a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2020 to include only essential activities as part of their pandemic response, which delayed the start of our clinical trial until 2021. We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients.  The charge related to stock-based compensation expense was $19,000 for the three months ended June 30, 2021, compared to $19,000 related to stock-based compensation expense for the three months ended June 30, 2020.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended June 30, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

	June 30,	June 30,
Therapeutic Areas	2021	2020
SYN-020	$697	$-
Ribaxamase	332	40
SYN-010	-	94
SYN-005	-	4

Total direct costs	1,029	138
Total indirect costs	903	1,465

Total Research and Development	$1,932	$1,603

Other Income/Expense

Other income was $2,000 for the three months ended June 30, 2021, compared to other income of $6,000 for the three months ended June 30, 2020. Other income for the three months ended June 30, 2021 and 2020 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $3.2 million, or $0.02 per basic and dilutive common share for the three months ended June 30, 2021, compared to a net loss of approximately $3.3 million, or $0.18 per basic common share and dilutive common share for the three months ended June 30, 2020. Net loss attributable to common stockholders for the three months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $16,000 and includes the accretion of Series B preferred discount of $392,000 on converted shares and Series A Preferred Stock accrued dividends of $63,000.

Six Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 of $2.69 million were relatively unchanged from six months ended June 30, 2020. The movement for the period primarily consisted of decreased legal costs related to business development, patent execution and employee contract matters, vacation expense and travel, offset by insurance costs, audit fees and registration fees. The charge related to stock-based compensation expense was $165,000 for the six months ended June 30, 2021, compared to $132,000 for the six months ended June 30, 2020.

Research and Development Expenses

Research and development expenses decreased by 6% to $3.0 million for the six months ended June 30, 2021, from $3.2 million for the six months ended June 30, 2020. This decrease is primarily the result of lower indirect program costs for the six months ended June 30, 2021, including salary and related expense reductions, a decrease in manufacturing costs for SYN-020 and market research offset by increased clinical trial expenses as we began dosing patients in the Phase 1b/2a clinical trial of SYN-004 and Phase 1 SAD clinical trial of SYN-020. In addition, as a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2020 to include only essential activities as part of their pandemic response, which delayed the start of our clinical trial until 2021. We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients. Research and development expenses also include a charge relating to stock-based compensation expense of $38,000 for the six months ended June 30, 2021, compared to $37,000 for the six months ended June 30, 2020.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the six months ended June 30, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

	June 30,	June 30,
Therapeutic Areas	2021	2020
SYN-020	$869	$-
Ribaxamase	480	105
SYN-010	3	248
SYN-005	-	28

Total direct costs	1,352	381
Total indirect costs	1,697	2,857

Total Research and Development Expenses	$3,049	$3,238

Other Income/Expense

Other income was $2,000 for the six months ended June 30, 2021, compared to other income of $44,000 for the six months ended June 30, 2020. Other income for the six months ended June 30, 2021 and 2020 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.7 million, or $0.13 per basic and dilutive common share for the six months ended June 30, 2021, compared to a net loss of approximately $5.8 million, or $0.38 per basic common share and dilutive common share for the six months ended June 30, 2020. Net loss attributable to common stockholders for the six months ended June 30, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of

$7.4 million. Net loss attributable to common stockholders for the six months ended June 30, 2020 excludes net loss attributable to non-controlling interest of $42,000 and includes the accretion of Series B preferred discount of $796,000 on converted shares and Series A Preferred Stock accrued dividends of $125,000.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $262.7 million as of June 30, 2021 and expect to continue to incur losses in the foreseeable future. During the six months ended June 30, 2021, our operating activities used net cash of approximately $5.9 million.

Our cash and cash equivalents totaled $74.3 million as of June 30, 2021, an increase of $68.1 million from December 31, 2020. During the three and six months ended June 30, 2021, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $3.2 million and 5.7 million for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2021, we raised approximately $74.0 million from cash received via the exercise of approximately 65% of the 2018 Warrants and sales of our common stock in “at the market” offerings pursuant to the Sales Agreement that we had entered into in 2016 with FBR Capital Markets & Co. (now known as B. Riley Securities) (the “Original ATM Sales Agreement”) and the Amended and Restated ATM Sales Agreement. During the three months ended June 30, 2021 we did not sell any of our common stock through the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement. We believe that our cash and cash equivalents at June 30, 2021 will be sufficient to fund our operations through at least the end of the first quarter of 2023.

As a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2020 and the first quarter of 2021 to include only essential activities as part of their pandemic response. These delays impacted the timelines for our clinical programs, which included delaying commencement of the Phase 1b/2a clinical trial of SYN-004 until the second quarter of 2021. These delays also resulted in a decrease in anticipated expenses as no clinical trials had yet commenced during that period. If enrollment in our ongoing Phase 1b/2a clinical trial being conducted by Washington University is halted due to COVID-19 developments, we may experience reduced expenses until such time as enrollment resumes.

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

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2020, our only source of financing was from sales of 9.2 million shares of our common stock utilizing our at-the-market offering program through the Original ATM Sales Agreement pursuant to which we received net proceeds of approximately $3.4 million. During the six months ended June 30, 2021, we received proceeds of approximately $8.0 million from the cash exercise of approximately 11.6 million of our 2018 warrants and sold approximately 78.7 million shares of our common stock for net proceeds of approximately $66.0 million pursuant to the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement, all of which were received during the three months ended March 31, 2021.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $74.3 million as of June 30, 2021 is sufficient to fund our operations through at least the end of the first quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our ongoing Phase 1 SAD study and planned Phase 1 MAD study and Phase 2 clinical programs for SYN-020.

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

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of June 30, 2021, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2021, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer, who also serves as the Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2021, our operating activities used net cash of approximately $5.9 million and our cash and cash equivalents were approximately $74.3 million as of June 30, 2021. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2021, our accumulated deficit totaled approximately $262.7 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products, if ever. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct later stage clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 8, 2021, the price of our common stock closed at $1.17 per share while on April 19, 2021, our stock price closed at $0.52 per share with no discernable announcements or developments by the company or third parties. On February 9, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.91 and a reported high sales price of $1.19. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated price face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a price that is significantly disconnected from our underlying value.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 200,000,000 shares of common stock, of which 132,042,548 shares of common stock were issued and outstanding as of August 3, 2021. At August 3, 2021, we had reserved 10,342,384 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 2,460,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 12,802,384, which in addition to the 132,042,548 shares issued and outstanding, would leave 55,155,079 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions.

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

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide. At December 31, 2020, we had a stockholders’ deficit of $7.5 million. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer if it is in compliance with all of the following: a total value of market capitalization of at least $50.0 million; 1,100,000 publicly-held shares; a market value of publicly held shares of at least $15.0 million; and 400 round lot shareholders. Although we have more than 1,100,000 shares publicly held and 400 round lot shareholders, our stock price is volatile and, during 2019 and 2020, the price of our common stock experienced a sustained decrease resulting in a period where our market capitalization fell below $50.0 million. Our market capitalization is currently above $50.0 million.

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

On May 25, 2021, we received notification from the NYSE American that the Company had regained compliance with all of the continued listing standards set forth in Part 10, Section 1003 of the NYSE American Company Guide (the “Company Guide”) relating to the Exchange’s continued listing requirements.

We previously received notification from the NYSE American citing failure to comply with the minimum stockholders’ equity continued listing standard as set forth in Part 10, Section 1003 of the Company Guide. As a result of management’s efforts to regain compliance, the Exchange has informed the Company that it has cured the previously cited deficiencies and is in full compliance with the continued listing standards set forth in Part 10, Sections 1003 (i), (ii), and (iii) of the Company Guide. We reported stockholders’ equity of approximately $79.6 million in its most recent Form 10-Q, filed with the Securities and Exchange Commission (SEC) on May 5, 2021. Effective at the start of trading on May 26, 2021, the “.BC” designation, signifying non-compliance with NYSE American listing standards, was removed from the “SYN” trading symbol.  However, there can be no assurance that we will continue to meet the NYSE American continued listing requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended June 30, 2021 in transactions that were not registered under the Securities Act

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

Date: August 5, 2021

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

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*Filed herewith.