Form 10-Q
period 2021-09-30
Synthetic Biologics, Inc.
filed 2021-11-03
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐       No ⌧

As of November 3, 2021, the registrant had 132,042,538 shares of common stock, $0.001 par value per share, outstanding.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$72,135	$6,227
Prepaid expenses and other current assets	1,422	1,707
Total Current Assets	73,557	7,934

Property and equipment, net	115	174

Right of use asset	1,426	279

Deposits and other assets	23	23

Total Assets	$75,121	$8,410

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$1,255	$886
Accrued expenses	1,009	925
Accrued employee benefits	721	868
Operating lease liability	175	287
Total Current Liabilities	3,160	2,966

Lease liability - long term	1,401	186

Total Liabilities	4,561	3,152
Commitments and Contingencies
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 120,000 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	12,798
Stockholders' Equity (Deficit):
Series B Preferred Stock, $1,000 par value; 10,000,000 shares authorized, 0 issued and outstanding and 3,973 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	2,477
Common stock, $0.001 par value; 200,000,000 shares authorized, 132,044,866 issued and 132,042,538 outstanding at September 30, 2021 and 29,252,253 issued and 29,249,925 outstanding at December 31, 2020	132	29
Additional paid-in capital	339,223	240,821
Accumulated deficit	(266,021)	(248,094)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	73,334	(4,767)
Non-controlling interest	(2,774)	(2,773)
Total Stockholders' Equity (Deficit)	70,560	(7,540)

Total Liabilities and Stockholders' Equity (Deficit)	$75,121	$8,410

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating Costs and Expenses:
General and administrative	$1,303	$1,197	$3,988	$3,876
Research and development	1,972	914	5,021	4,152
Total Operating Costs and Expenses	3,275	2,111	9,009	8,028

Loss from Operations	(3,275)	(2,111)	(9,009)	(8,028)

Other Income:
Interest income	2	-	4	44
Total Other Income	2	-	4	44

Net Loss	(3,273)	(2,111)	(9,005)	(7,984)

Net Loss Attributable to Non-controlling Interest	-	(8)	(1)	(50)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(3,273)	$(2,103)	$(9,004)	$(7,934)
Series A Preferred Stock Dividends	-	(64)	(24)	(189)
Effect of Series A Preferred Stock price adjustment	-	-	(7,402)	-
Series B Preferred Stock Dividends	-	(519)	(1,496)	(1,315)

Net Loss Attributable to Common Stockholders	$(3,273)	$(2,686)	$(17,926)	$(9,438)

Net Loss Per Share - Basic and Dilutive	$(0.02)	$(0.14)	$(0.15)	$(0.52)

Weighted average number of shares outstanding during the period - Basic and Dilutive	132,042,538	19,398,339	118,448,633	18,302,585

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit

Balance at December 31, 2020	29,249,925	$29	3,973	$2,477	$240,821	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	-	-	-	-	101	-	-	101
Stock issued under "at-the-market" offering	78,685,315	79	-	-	65,881	-	-	65,960
Warrants Exercised	11,655,747	12	-	-	8,030	-	-	8,042
Series A Preferred Stock Dividends	-	-	-	-	-	(24)	-	(24)
Effect of Series A Preferred Stock price adjustment	-	-	-	-	7,402	(7,402)	-	-
Conversion of Series A Preferred Stock to Common	8,996,768	9	-	-	12,813	-	-	12,822
Conversion of Series B Preferred Stock to Common	3,454,783	3	(3,973)	(2,477)	3,971	(1,497)	-	-
Net loss	-	-	-	-	-	(2,536)	-	(2,536)
Non-controlling interest	-	-	-	-	-	-	(1)	(1)

Balance at March 31, 2021	132,042,538	$132	-	$-	$339,019	$(259,553)	$(2,774)	$76,824

Stock-based compensation	-	-	-	-	102	-	-	102
Net loss	-	-	-	-	-	(3,195)	-	(3,195)

Balance at June 30, 2021	132,042,538	$132	-	$-	$339,121	$(262,748)	$(2,774)	$73,731

Stock-based compensation	-	-	-	-	102	-	-	102
Net loss	-	-	-	-	-	(3,273)	-	(3,273)

Balance at September 30, 2021	132,042,538	$132	-	$-	$339,223	$(266,021)	$(2,774)	$70,560

	Common Stock $0.001 Par Value		Series B Preferred			Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	APIC	Equity	Interest	Deficit

Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	-	-	-	-	83	-	-	83
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(62)	-	(62)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	26	26
Conversion of Series B Preferred Stock to Common ($0.03 per share)	933,045	1	(1,073)	(669)	1,072	(404)	-	-
Net loss	-	-	-	-	-	(2,964)	-	(2,964)
Non-controlling interest	-	-	-	-	-	-	(26)	(26)

Balance at March 31, 2020	17,739,475	$18	6,565	$4,092	$233,735	$(238,967)	$(2,878)	$(4,000)

Stock-based compensation	-	-	-	-	86	-	-	86
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(63)	-	(63)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	10	10
Conversion of Series B Preferred Stock to Common ($0.03 per share)	904,349	1	(1,040)	(648)	1,039	(392)	-	-
Net loss	-	-	-	-	-	(2,867)	-	(2,867)
Non-controlling interest	-	-	-	-	-	-	(16)	(16)
Balance at June 30, 2020	18,643,824	$19	5,525	$3,444	$234,860	$(242,289)	$(2,884)	$(6,850)

Stock-based compensation	-	-	-	-	82	-	-	82
Series A Preferred Stock Dividends ($0.01 per share)	-	-	-	-	-	(64)	-	(64)
Issuance of SYN Biomics Stock	-	-	-	-	-	-	142	142
Conversion of Series B Preferred Stock to Common ($0.03 per share)	1,199,131	1	(1,379)	(860)	1,378	(519)	-	-
Net loss	-	-	-	-	-	(2,103)	-	(2,103)
Non-controlling interest	-	-	-	-	-	-	(16)	(8)

Balance at September 30, 2020	19,842,955	$20	4,146	$2,584	$236,320	$(244,975)	$(2,750)	$(8,801)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(9,005)	$(7,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	305	251
Subsidiary stock issued to vendor	-	178
Depreciation	74	169
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	285	724
Right of use asset	123	103
Accounts payable	368	(1,324)
Accrued expenses	85	(788)
Accrued employee benefits	(147)	(182)
Operating lease liability	(168)	(183)
Net Cash Used in Operating Activities	(8,080)	(9,036)

Cash Flows from Investing Activities
Purchase of property and equipment	(14)	(4)
Net Cash Used in Investing Activities	(14)	(4)

Cash Flows from Financing Activities
Proceeds from "at the market" stock issuance	65,960	-
Proceeds from issuance of common stock for warrant exercises	8,042	-
Net Cash Provided by Financing Activities	74,002	-

Net increase (decrease) in cash and cash equivalents	65,908	(9,040)

Cash and cash equivalents at the beginning of the period	6,227	15,045

Cash and cash equivalents at the end of the period	$72,135	$6,005

Noncash Financing Activities:
Effect of Series A Preferred Stock price adjustment	$7,402	$-
Right of use asset from operating lease	$1,270	$-
Conversion of Series B Preferred Stock	$2,477	$2,177
Deemed dividends for accretion of Series B Preferred Stock discount	$1,496	$1,315
In-kind dividends paid in preferred stock	$24	$189

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

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the impact of ASU 2020-06 on its consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. During the three months ended March 31, 2020, the Company identified a new strain of coronavirus originating in Wuhan, China (the “COVID-19” outbreak) as a triggering event and performed a qualitative assessment of the fair value of its long-lived assets. The results from this analysis determined that it is still more likely than not that the fair value of its long-lived assets remain higher than the carrying value of these assets. As a result, no impairment charges were recorded during the three and nine months ended September 30, 2021 and 2020.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2021	2020
Prepaid clinical research organizations	$1,182	$470
Prepaid consulting, subscriptions and other expenses	157	90
Prepaid insurances	83	639
Stock sales receivable	-	469
Prepaid manufacturing expenses	-	39

Total	$1,422	$1,707

Prepaid clinical research organizations (“CROs”) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	September 30,	December 31,
	2021	2020
Computers and office equipment	$827	$813
Leasehold improvements	94	439
Software	11	11
	932	1,263
Less: accumulated depreciation and amortization	(817)	(1,089)

Total	$115	$174

Accrued expenses (in thousands)

	September 30,	December 31,
	2021	2020
Accrued clinical consulting services	$756	$700
Accrued vendor payments	253	225

Total	$1,009	$925

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2021	2020
Accrued bonus expense	$543	$724
Accrued vacation expense	178	144

Total	$721	$868

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 stock plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant and generally expire ten years after the grant date. As of September 30, 2021, there were 5,145 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 4,000,000 million were authorized as of September 30, 2021. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2021, there were 2,452,273 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 4,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of September 30, 2021, there were 1,540,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee’s options. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards at the grant date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2021 and 2020.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation – (continued)

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2020	3,997,418	$2.35	6.09 years	-

Granted	-	-
Exercised	-	-
Expired	-	-
Forfeited	-	-

Balance - September 30, 2021 - outstanding	3,997,418	$2.35	5.03 years	$135,792

Balance - September 30, 2021 - exercisable	2,296,662	$3.79	4.50 years	$66,093

Grant date fair value of options granted – nine months ended September 30, 2021		$-

Weighted average grant date fair value –nine months ended September 30, 2021		$-

Grant date fair value of options granted – year ended December 31, 2020		$412,000

Weighted average grant date fair value – year ended December 31, 2020		$0.27

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and nine months ended September 30, 2021 was $34,000 and $101,000, respectively, and $41,000 and $120,000 for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and nine months ended September 30, 2021 was $16,000 and $47,000, respectively, and $14,000 and $45,000 for the three and nine months ended September 30, 2020, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2021 was $49,000 and $147,000, respectively, and $26,000 and $79,000 for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2021 was $3,000 and $10,000, respectively, and $1,000 and $7,000 for the three and nine months ended September 30, 2020.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Stock-Based Compensation – (continued)

As of September 30, 2021, total unrecognized stock-based compensation expense related to stock options was $380,000, which is expected to be expensed through May 2023.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2021 and 2020.

5. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold an aggregate of (i) 2,520,000 Class A Units (the “Class A Units”), with each Class A Unit consisting of one share of the common stock, and one five-year warrant to purchase one share of common stock at an initial exercise price of $1.38 per share, which subsequently was reduced to $0.69 per share (each a “Warrant” and collectively, the “Warrants”), with each Class A Unit to be offered to the public at a public offering price of $1.15, and (ii) 15,723 Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), with each Class B Unit offered to the public at a public offering price of $1,000 per Class B Unit and consisting of one share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of common stock at the stated value divided by a conversion price of $1.15 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 13,672,173 shares of common stock, and issued with an aggregate of 13,672,173 Warrants. On November 16, 2020, the exercise price of the Warrants was reduced from $1.38 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $0.69 per Warrant per full share of common stock in accordance with the anti-dilution terms of the Warrant. The reduction was the result of the issuance of shares of common stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of common stock and/or additional Warrants to purchase an additional 2,428,825 shares of common stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of common stock.

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the nine months ended September 30, 2021, 11,655,747 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the three months ended September 30, 2021.

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

A summary of all warrant activity for the Company for the nine months ended September 30, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	18,000,713	$0.69
Granted	-	-
Exercised	11,655,747	0.69
Forfeited	-	-
Balance at September 30, 2021	6,344,966	$0.69

A summary of all outstanding and exercisable common stock warrants as of September 30, 2021 is as follows:

			Weighted Average
Weighted Average	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$0.69	6,344,252	6,344,252	2.03 years
18.20	714	714	1.24 years
$0.69	6,344,966	6,344,966	2.03 years

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the nine months ended September 30, 2021 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. Net loss attributable to common stockholders for the three and nine months ended September 30, 2020 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $0.5 million and $1.3 million, respectively, on converted shares and Series A preferred stock accrued dividends of $0.1 million and $0.2 million, respectively. There were no shares of common stock underlying Series B preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2021 since all remaining Series B preferred stock were converted to common stock. A total of 3,605,217 shares of common stock underlying Series B preferred shares convertible to common stock were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2020. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2021 were 3,997,418 and 6,344,966, respectively, and for the nine months ended September 30, 2020 were 2,460,325 and 18,714,999, respectively, because their effect is anti-dilutive.

7. Non-controlling Interest

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation (“ASC 810”), and represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Synthetic Biomics, Inc. (“SYN Biomics”). In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with CSMC for an investigator-sponsored Phase 2b clinical study of SYN-010 to be co-funded by the Company and CSMC (the “Study”). The Study was to provide further evaluation of the efficacy and safety of SYN-010, the Company’s modified-release reformulation of lovastatin lactone, which was exclusively licensed to the Company by CSMC. SYN-010 is designed to reduce methane production by certain microorganisms (M. smithii) in the gut to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). After the 2018 transaction with CSMC, the Company’s equity interest in SYN Biomics is 83% and the non-controlling stockholder’s interest is 17%. As of September 30, 2021 and 2020, the accumulated net loss attributable to the non-controlling interest is $2.8 million and $2.8 million, respectively.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Non-controlling Interest – (continued)

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB): (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“SYN Biomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the three and nine months ended September 30, 2020, research and development expense recorded related to this transaction approximated $134,000 and $225,000, respectively. There was no expense recorded related to this transaction during the three and nine months ended September 30, 2021.

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

On November 9, 2020, the Company and its subsidiary, SYN Biomics and CSMC mutually agreed to terminate the exclusive license agreement dated December 5, 2013 and all amendments thereto and the clinical trial agreement relating to SYN-010. The determination to terminate the SYN-010 license agreement was agreed following the completion of a planned interim futility analysis of the Phase 2b investigator-sponsored clinical trial of SYN-010. On September 30, 2020, CSMC informed the Company that it discontinued the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 IBS-C patients.

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

On November 16, 2020, the exercise price of the Warrants was reduced from $1.38 per Warrant per full share of common stock to $0.69 per Warrant per full share of common stock. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend in accumulated deficit of $0.9 million, which reduces the income available to common stockholders for the year ended December 31, 2020.

The October 2018 Warrants are immediately exercisable at a price of $0.69 per share of common stock (which was 120% of the public offering price of the Class A Units) and will expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the October 2018 warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of any October 2018 warrants. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares.

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the nine months ended September 30, 2021 and 2020, 3,973 and 3,492 shares, respectively, were converted resulting in the recognition of deemed dividends of $1.5 million and $1.3 million, respectively, for the amortization of the Series B Preferred Stock discount upon conversion. During the three months ended September 30, 2020, 1,379 shares were converted resulting in the recognition of a deemed dividend of $0.5 million for the amortization of the Series B Preferred Stock discount upon conversion.

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

The Series A Preferred Stock ranks senior to the shares of the Company's common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights to the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock classifying the Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $0.54 per share which was increased to $18.90 after taking into account the 2018 reverse stock split, subject to certain customary anti-dilution adjustments, and was decreased to $1.50 on January 27, 2021, as described below.

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

On or at any time after (i) the VWAP (as defined in the Certificate of Designation) for at least 20 trading days in any 30 trading day period is greater than $70.00, subject to adjustment in the case of stock split, stock dividends or the like, the Company has the right, after providing notice not less than 6 months prior to the redemption date, to redeem, in whole or in part, on a pro rata basis from all holders thereof based on the number of shares of Series A Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share of Series A Preferred Stock of $7,875.00, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Convertible Preferred Stock or (ii) the five year anniversary of the issue date, the Company shall have the right to redeem, in whole or in part, on a pro rata basis from all holders thereof based on the number of shares of Series A Convertible Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share equal to the Liquidation Value.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Common and Preferred Stock – (continued)

The Series A Preferred Stock was classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock was less than the fair value of the underlying common stock at the date of issuance, there was a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three months ended September 30, 2021, the Company did not record any Series A Preferred Stock dividends since all shares were converted to shares of common stock during the three months ended March 31, 2021. During the nine months ended September 30, 2021, the Company accrued dividends of $24,000. During the three and nine months ended September 30, 2020, the Company accrued dividends of $64,000 and $189,000, respectively.

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put, as an inducement for the holder to fully convert its Series A Preferred Stock. The Amendment to the Certificate of Designation for its Series A Convertible Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada adjusted the conversion price from $18.90 per share to $1.50 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from 4.99% to 9.99%, such increase to be effective 61 days from the date thereof. There are no remaining shares of the Series A Convertible Preferred stock outstanding after these conversions. During January and February 2021, the Company issued 8,996,768 shares of its common stock upon the conversion effected on such date by the holder of 120,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion was accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated the fair value of the inducement consideration of $7.4 million and as a result recorded a corresponding deemed dividend of $7.4 million during the nine months ended September 30, 2021.

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley Securities), which enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley Securities Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley Securities, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. The Company did not sell any shares of common stock during the three and nine months ended September 30, 2020 through the Riley Securities Sales Agreement.

On February 9, 2021, the Company entered into an amended and restated sales agreement with B. Riley Securities, Inc. (“B. Riley”) and A.G.P./Alliance Global Partners (“AGP”) in order to include AGP as an additional sales agent for the Company’s “at the market offering” program (the “Amended and Restated Sales Agreement”).

During the nine months ended September 30, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 78.7 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. The Company did not sell any shares of common stock during the three months ended September 30, 2021 through the Amended and Restated Sales Agreement.

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

In consideration of the support provided by CSMC for the Study, the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company: (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics owned by the Company, such that after such issuance CSMC owned an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock.

The Agreement also provided CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provided for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

On September 30, 2020, CSMC MAST formally agreed to discontinue the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 following the results of a planned interim futility analysis. Although it was concluded that SYN-010 was well tolerated, SYN-010 was unlikely to meet its primary endpoint by the time enrollment was completed.

On November 9, 2020, the Company and its subsidiary, SYN Biomics and CSMC mutually agreed to terminate the exclusive license agreement dated December 5, 2013 and all amendments thereto and the clinical trial agreement relating to SYN-010. The determination to terminate the SYN-010 license agreement was agreed following the completion of a planned interim futility analysis of the Phase 2b investigator-sponsored clinical trial of SYN-010.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies

Leases

All of the Company’s existing leases as of September 30, 2021 are classified as operating leases. As of September 30, 2021, the Company has one operating lease for facilities with a remaining term expiring in 2027. During the quarter ended June 30, 2021, the Company renewed its facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3 month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2021 approximated $77,000 and $195,000, respectively, and for the three and nine months ended September 30, 2020 approximated $50,000 and $151,000, respectively. For the three and nine months ended September 30, 2021, operating cash flows used for operating leases approximated $80,000 and $240,000, respectively, and for three and nine months ended September 30, 2020 approximated $77,000 and $231,000, respectively, and the right of use assets exchanged for operating the lease obligation was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of September 30, 2021 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending September 30:
2021	$81
2022	247
2023	327
2024	337
2025	347
2026	357
2027	368
Total	2,064

Discount factor	(488)
Lease liability	1,576
Lease liability – current	(175)
Lease liability – long term	$1,401

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Commitments and Contingencies – (continued)

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of COVID-19 and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

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

We plan to explore and evaluate a range of strategic options, which may include: in-licensing opportunities; evaluation of potential acquisitions; or other potential strategic transactions. In the meantime, we remain focused on working with our clinical development partners to complete the ongoing Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT patients, and advancing the clinical development program for SYN-020 intestinal alkaline phosphatase (IAP) in multiple potential indications.

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
●
Identified basic Drug Supply manufacturing process and potential tablet formulation (2H 2017)
●
Identified potential clinical indications with unmet medical need including enterocolitis associated with radiation therapy for cancer (Q1 2019)
●
Completed pre-IND (Investigational New Drug) meeting with the FDA to clarify requirements for IND-enabling toxicology studies and manufacturing requirements (Q2 2019)
●
Entered into an agreement with Massachusetts General Hospital (“MGH”) granting the Company an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases (Q2 2020)
●
Submitted IND application with U.S. FDA supporting an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy (Q2 2020)
●
Received study-may-proceed letter from U.S. FDA to conduct a Phase 1 single ascending dose (“SAD”) study in healthy volunteers, designed to evaluate SYN-020 for safety, tolerability, and pharmacokinetic parameters (Q3 2020)
●
Commenced enrollment, dosing and observation in a Phase 1 SAD study of SYN-020 (Q2 2021)
●
Announced that enrollment, dosing and observation has been completed in the Phase 1, open label, SAD clinical trial. Analyses of preliminary data demonstrated SYN-020 maintained a favorable safety profile and was well tolerated at all dose levels (Q2 2021)
●
Commenced enrollment, dosing and observation in a Phase 1, multiple ascending dose (“MAD”) clinical trial of SYN-020 in healthy, adult volunteers (Q3 2021). A data readout is anticipated during the second quarter of 2022

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

On April 14, 2021, we announced that enrollment has commenced and the first patient of the first antibiotic cohort of this study had been dosed. At this time, enrollment remains ongoing and a data readout for the first antibiotic cohort is anticipated in Q1 2022.

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

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in its Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported.

During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020. On October 21, 2021 we announced that patient enrollment, dosing and observation commenced in the Phase 1 MAD of SYN-020. The ongoing Phase 1, placebo-controlled MAD study is intended to evaluate the safety, tolerability and biodistribution of SYN-020 upon repeated dosing and is expected to enroll 8 healthy adult volunteers into each of four cohorts (32 total study participants) with SYN-020 given orally twice daily for fourteen days as multiple ascending doses ranging from 5 mg to 75 mg. A safety review will be conducted at the end of each cohort to determine whether progression into the next higher dose cohort is permissible. At this time, the first cohort of 8 study participants is nearing completion and dosing of the second cohort of 8 study participants is expected to begin shortly thereafter, pending a safety review A topline data readout of the Phase 1 MAD clinical study is anticipated during the second quarter of 2022, pandemic conditions permitting. Both studies are intended to support the development of SYN-020 in multiple potential clinical indications including celiac disease, NAFLD, radiation enteritis, as well as indications supported by our collaboration with Massachusetts General Hospital. Following the completion of Phase 1 safety studies, we may consider conducting a placebo-controlled Phase 1b/2a gluten challenge study in as many as 40 celiac patients who present with predominantly GI symptoms followed by a Phase 2b proof-of-concept clinical trial in a similar patient population. We may also seek to initiate clinical trials of SYN-020 evaluating its potential therapeutic benefit in NAFLD patients.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses increased by 9% to approximately $1.3 million for the three months ended September 30, 2021, from approximately $1.2 million for the three months ended September 30, 2020. This increase is primarily due to higher insurance costs, audit fees and registration fees offset by lower legal costs and vacation expense. The charge related to stock-based compensation expense was $83,000 for the three months ended September 30, 2021, compared to $67,000 for the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses increased by 116% to approximately $2.0 million for the three months ended September 30, 2021, from approximately $900,000 for the three months ended September 30, 2020. This increase is primarily the result of increased clinical trial expenses as we continued dosing patients in the Phase 1b/2a clinical trial of SYN-004 and by higher indirect program costs for the three months ended September 30, 2021, including an increase in manufacturing costs for SYN-020. We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients. The charge related to stock-based compensation expense was $19,000 for the three months ended September 30, 2021, compared to $15,000 related to stock-based compensation expense for the three months ended September 30, 2020.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended September 30, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

	September 30,	September 30,
Therapeutic Areas	2021	2020
Ribaxamase (SYN-004)	$457	$76
SYN-020	92	-
SYN-005	1	1
SYN-010	-	45

Total direct costs	550	122
Total indirect costs	1,422	792

Total Research and Development	$1,972	$914

Other Income/Expense

Other income was $2,000 for the three months ended September 30, 2021, compared to other income of $134 for the three months ended September 30, 2020. Other income for the three months ended September 30, 2021 and 2020 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $3.3 million, or $0.02 per basic and dilutive common share for the three months ended September 30, 2021, compared to a net loss of approximately $2.7 million, or $0.14 per basic common share and dilutive common share for the three months ended September 30, 2020. Net loss attributable to common stockholders for the three months ended September 30, 2020 excludes net loss attributable to non-controlling interest of $8,000 and includes the accretion of Series B preferred discount of $519,000 on converted shares and Series A Preferred Stock accrued dividends of $64,000.

Nine Months Ended September 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses increased by 3% to approximately $4.0 million for the nine months ended September 30, 2021, from approximately $3.9 million for the nine months ended September 30, 2020. The movement for the period primarily consisted of increased insurance costs, audit fees and registration fees offset by lower legal costs related to business development, patent execution and employee contract matters, vacation expense and travel. The charge related to stock-based compensation expense was $248,000 for the nine months ended September 30, 2021, compared to $193,000 for the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses increased by 21% to $5.0 million for the nine months ended September 30, 2021, from $4.1 million for the nine months ended September 30, 2020. This increase is primarily the result of the clinical trial expenses as we began dosing patients in the Phase 1b/2a clinical trial of SYN-004 and Phase 1 SAD clinical trial of SYN-020 offset by lower indirect program costs for the nine months ended September 30, 2021, including salary and related expense reductions, a decrease in clinical contract service costs for SYN-004 and market research. In addition, as a result of the global COVID-19 pandemic, our clinical development partner (Washington University) reduced their operating capacity during 2020 to include only essential activities as part of their pandemic response, which delayed the start of our clinical trial until 2021. We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients. Research and development expenses also include a charge relating to stock-based compensation expense of $57,000 for the nine months ended September 30, 2021, compared to $52,000 for the nine months ended September 30, 2020.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the nine months ended September 30, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific drug candidates.

	September 30,	September 30,
Therapeutic Areas	2021	2020
SYN-020	$961	$-
Ribaxamase	937	181
SYN-010	3	293
SYN-005	1	30

Total direct costs	1,902	504
Total indirect costs	3,119	3,648

Total Research and Development Expenses	$5,021	$4,152

Other Income/Expense

Other income was $4,000 for the nine months ended September 30, 2021, compared to other income of $44,000 for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021 and 2020 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $17.9 million, or $0.15 per basic and dilutive common share for the nine months ended September 30, 2021, compared to a net loss of approximately $9.4 million, or $0.52 per basic common share and dilutive common share for the nine months ended September 30, 2020. Net loss attributable to common stockholders for the nine months ended September 30, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million. Net loss attributable to common stockholders for the nine months ended September 30, 2020 excludes net loss attributable to non-controlling interest of $50,000 and includes the accretion of Series B preferred discount of $1.3 million on converted shares and Series A Preferred Stock accrued dividends of $189,000.

Liquidity and Capital Resources

With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of approximately $266 million as of September 30, 2021 and expect to continue to incur losses in the foreseeable future. During the nine months ended September 30, 2021, our operating activities used net cash of approximately $8.1 million. Our cash and cash equivalents totaled approximately $72.1 million as of September 30, 2021, an increase of approximately $65.9 million from December 31, 2020. During the three and nine months ended September 30, 2021, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of approximately $3.3 million and approximately $9.0 million for the three and nine months ended September 30, 2021, respectively.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2020, our only source of financing was from sales of approximately 9.2 million shares of our common stock utilizing our at-the-market offering program through the Original ATM Sales Agreement (as defined below) pursuant to which we received net proceeds of approximately $3.4 million. During the nine months ended September 30, 2021, we raised approximately $74.0 million, of which (i) approximately $8.0 million was raised from cash received from the issuance of approximately 11.6 million shares of our common stock upon the exercise of approximately 65% of the 2018 Warrants during the three months ended March 31, 2021 and (ii) approximately $66.0 million of net proceeds was raised from the sale of approximately 78.7 million shares of our common stock during the three months ended March 31, 2021 in “at the market” offerings pursuant to the Sales Agreement that we had entered into in 2016 with FBR Capital Markets & Co. (now known as B. Riley Securities) (the “Original ATM Sales Agreement”) and the Amended and Restated ATM Sales Agreement. During the three months ended September 30, 2021, we did not sell any of our common stock through the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement. We believe that our cash and cash equivalents at September 30, 2021 will be sufficient to fund our operations through at least the end of the first quarter of 2023.

The Amended and Restated ATM Sales Agreement enables us to offer and sell shares of our common stock from time to time through B. Riley and AGP as our sales agents. Sales of common stock under the Amended and Restated ATM Sales Agreement are made in sales deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act. B. Riley and AGP are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of our common stock sold on our behalf. There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the Amended and Restated ATM Sales Agreement. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing.

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $72.1 million as of September 30, 2021 is sufficient to fund our operations through at least the end of the first quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our ongoing Phase 1 MAD study and Phase 2 clinical programs for SYN-020.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, the ongoing Phase 1 MAD study and planned Phase 2a clinical trial of SYN-020, we may need to obtain additional funds for future clinical trials, the amount of which will depend upon the trial size and number of clinical sites. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

As the COVID-19 coronavirus continues to spread around the globe, we have experienced disruptions that impacted our business and clinical trials, including postponement of commencement of the now ongoing Phase 1b/2a clinical trial of SYN-004. Although we are currently experiencing limited, if any, adverse impact to our financial stability stemming from the global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the COVID-19 pandemic, including uncertainty regarding our clinical timelines, our business, financial condition, results of operations and growth prospects could be materially adversely affected. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of September 30, 2021, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2021, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer, who also serves as the Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that based on such evaluation, the Company’s disclosure controls and procedures are effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2021, our operating activities used net cash of approximately $8.1 million and our cash and cash equivalents were approximately $72.1 million as of September 30, 2021. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2021, our accumulated deficit totaled approximately $266 million on a consolidated basis. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended September 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products, if ever. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct later stage clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Any failure to raise additional capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. Based on our current plans, our cash and cash equivalents will be sufficient to complete our ongoing Phase 1a/2a clinical trial of SYN-004, our ongoing Phase 1 multiple ascending dose clinical trial of SYN-020, and a potential Phase 2a clinical trial of SYN-020 but, may not be sufficient for post-Phase 2a future clinical programs for SYN-020 or additional trials of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We may also issue shares of our common stock in connection with strategic opportunities. However, our remaining authorized and unissued shares of common stock available may be insufficient to complete potential future equity financing transactions and/or strategic transactions we may seek to undertake. At our 2021 Annual Meeting of Shareholders, we sought shareholder approval of an amendment to our Articles of Incorporation, as amended, to increase our authorized number of shares of common stock, which approval was not obtained. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions; however, there can be no assurance that we will be successful in obtaining the required approval for any such action. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 8, 2021, the price of our common stock closed at $1.17 per share while on October 18, 2021, our stock price closed at $0.4362 per share with no discernable announcements or developments by the company or third parties. On February 9, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.91 and a reported high sales price of $1.19. On October 18, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $0.43 and a reported high sales price of $0.44. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Further, recent increases are significantly inconsistent with any improvements in actual or expected operating performance, financial condition or other indicators of value. Since the price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

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

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 200,000,000 shares of common stock, of which 132,042,548 shares of common stock were issued and outstanding as of November 3, 2021. At November 3, 2021, we had reserved 10,342,384 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 2,460,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 12,802,384, which in addition to the 132,042,548 shares issued and outstanding, would leave 55,155,079 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. At our 2021 Annual Meeting of Shareholders we sought shareholder approval of an amendment to our Articles of Incorporation, as amended, to increase our authorized number of shares of common stock, which approval was not obtained. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions; however, there can be no assurance that we will be successful in obtaining the required approval for any such action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended September 30, 2021 in transactions that were not registered under the Securities Act

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
Steven A. Shallcross
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 3, 2021

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