Form 10-K
period 2021-12-31
Synthetic Biologics, Inc.
filed 2022-03-16
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s recently completed second quarter, was approximately $79.2 million based on $0.60, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of March 16, 2022, the registrant had 158,437,840 shares of common stock outstanding.

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

Risks Related to the Acquisition of VCN Biosciences, S.L.(“VCN”)

●	The combined company may not experience the anticipated strategic benefits of the acquisition of VCN.
●	We may be unable to successfully integrate the VCN businesses with our current management and structure.
●	We do not anticipate generating revenue from product or technology sales for many years.
●	In order to develop VCN products or technology we will have to devote significant resources to VCN products or technology and will need to raise additional capital to fully develop the newly acquired product candidates.
●	The market price of our common stock following the acquisition of VCN may decline as a result of the acquisition.
●	Our stockholders will experience substantial dilution from the issuance of the acquisition consideration.

Risks Related to Our Business

●	We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.
●	The COVID-19 global health crisis has impacted and could continue to impact our planned operations.
●	Business disruptions could seriously harm our future revenue and fianncal conditions and increase costs.
●	We expect to continue to incur significant operating and capital expenditures.
●	The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.
●	We currently have no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.
●	To date we have not conducted any cancer research and development activities and there can be no assurance that we will successfully be able to do so.
●	In the past Oncolytic Viruses have experienced certain challenges
●	Our research and development efforts may not succeed in developing successful products and technologies, which may limit our ability to achieve profitability.

●	We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.
●	We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.
●	We may incur additional expenses in connection with our licenses and collaboration arrangements and our development of our product candidates.
●	Developments by competitors may render our products or technologies obsolete or non-competitive.
●	We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
●	If the parties we depend on for supplying drug substance, raw materials for our product candidates and certain manufacturing-related services, are insufficient in quality or quantity, it may delay or impair our ability to develop, manufacture and market our product candidates.
●	For the proposed Phase 2 clinical trial of VCN-01 in patients with PDAC, we plan to administer our clinical product candidate, VCN-01, in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.
●	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
●	We rely extensively on our information technology systems which are vulnerable to damage and interruption.
●	Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Regulatory Risks

●	If we do not obtain the necessary regulatory approvals in the U.S. and/or other countries, we may not be able to develop or sell our product candidates.
●	Clinical trials are very expensive, time consuming, and difficult to design and implement.
●	The results of our clinical trials may not support our proposed product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.
●	Difficulties in enrolling, retaining, or completing patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.
●	Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in clinical development, preclude approval or limit the commercial potential of the product candidate.
●	Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community.
●	We depend on third parties, including researchers and sublicensees, who are not under our control. If these third parties do not successfully carry out their contractual duties or meet expected deadlines we may not be able to seek or obtain regulatory approval for, or commercialize our product candidates.
●	We currently have no marketing, sales or distribution organization and have no experience in marketing products as a company.
●	Reimbursement may not be available for our product candidates, which would impede sales.
●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Intellectual Property Risks

●	We rely on patent applications and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.
●	We may incur substantial costs as a result of litigation or other proceedings relating to protecting our intellectual property rights, as well as costs associated with lawsuits.
●	If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.

Risks Related to Our Securities

●	We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American.

●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	Holders of our warrants issued in our October 2018 offering have no rights as common stockholders until they exercise their warrants and acquire our common stock.
●	The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.
●	Our articles of incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline. We do not intend to pay dividends in the foreseeable future on our common stock.
●	We do not intend to pay dividends in the foreseeable future on ur common stock.
●	Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.
●	The shares of common stock offered under our current Amended and Restated At The Market Issuance Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

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

Item 1.    Business

Acquisition of VCN Biosciences, S.L

On December 14, 2021, we entered into a Share Purchase Agreement (“Purchase Agreement”) with VCN Biosciences, S.L., a corporation organized under the laws of Spain (“VCN”) and the shareholders of VCN (the “Sellers”), which provided for our acquisition (the “Acquisition”) of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. The Acquisition was consummated on March 10 2022 and VCN became our wholly owned subsidiary.

Pursuant to the Purchase Agreement, as consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 26,395,303 shares of our common stock, $.001 par value (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make the following milestone payments to Grifols:

Milestone Payments

US$3MM upon VCN-01 US IND Safe to Proceed pancreatic ductal adenocarcinoma (“PDAC”, or other first indication)

US$2.75MM upon VCN-01 US IND Safe to Proceed – retinoblastoma (“RB”, or other second indication)

US$3.25MM upon VCN-01 US first patient dosed– PDAC (or other first indication) after receipt of VCN-01 US IND Safe to Proceed for PDAC being informed

US$3.25MM upon VCN-01 US first patient dosed – RB (or other second indication) after receipt of VCN-01 US IND Safe to Proceed for RB being informed

US$6MM upon VCN-01 US Phase 2 trial meets the primary endpoint or if a Phase 2 trial is not conducted and only a Phase 3 trial is conducted then upon a Phase 3 being initiated – PDAC (or other first indication)

US$8MM upon VCN-01 Pivotal Trial meeting the primary endpoint or upon BLA Submission – RB (or other second indication)

US$12MM upon VCN-01 US Phase 3 trial meeting the primary endpoint or upon BLA Submission – PDAC (or other first indication)

US$16MM upon VCN-01 BLA Approval – PDAC (or other first indication)

US$16MM upon VCN-01 BLA Approval – RB (or other second indication)

Pursuant to the Purchase Agreement, at the Closing we assumed $2,400,000 of liabilities of VCN, which includes certain loans from the Spanish Government and the Catalan Government Agency.

The Purchase Agreement contains customary representations, warranties and covenants of the Sellers and us. Subject to certain customary limitations, the Sellers have agreed to indemnify us and our officers and directors against certain losses related to, among other things, breaches of their representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement we agreed to loan VCN up to $425,000 to help finance the costs of certain of VCN’s research and development activities. In addition, at Closing VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space currently occupied by it as well as a transitional services agreement. We agreed as a post- Closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million.

Overview

Upon effecting the Acquisition, on March 10, 2022 our pipeline is now expanded to include and focus on treatments of cancers. Our product pipeline has been expanded to include VCN’s lead product candidate, VCN-01, which is being studied in clinical trials for pancreatic cancer and retinoblastoma. In February 2022, VCN-01 received Orphan Drug Designation for the treatment of retinoblastoma from the U.S. Food & Drug Administration (“FDA”).  VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (“ICO-IDIBELL”), with a number of additional patents pending.

Prior to the Acquisition, our main focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas of high unmet need. Our lead clinical development candidates in addition to our VCN product candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. We intend to continue with our clinical development partners to advance the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT patients, and complete the Phase 1 program for SYN-020 intestinal IAP to support potential development in a number of significant clinical indications related to inflammation and gut barrier dysfunction. We have an option-license agreement with Massachusetts General Hospital (“MGH”) for intellectual property related to these SYN-020 indications.

During the first quarter of 2021, Washington University began enrollment and dosed our first patient in the first of three antibiotic cohorts for the Phase 1b/2a clinical trial of SYN-004 in adult HCT recipients (Q2 2021). At December 31 2021, 12 participants had been treated with at least one dose of the study drug and 8 were considered evaluable towards the primary endpoint.

During the second quarter of 2021, we commenced and completed enrollment, dosing and observation in a Phase 1 single ascending dose (“SAD”) study of SYN-020 in healthy volunteers. Analyses of preliminary data from the Phase 1 SAD study of SYN-020 demonstrated that SYN-020 maintained a favorable safety profile and was well tolerated at all doses with no treatment related adverse events and no serious adverse events reported. During the third quarter of 2021, we commenced enrollment, dosing and observation in a Phase 1, multiple ascending dose (“MAD”) clinical trial of SYN-020 in healthy, adult volunteers. A data readout is anticipated during the second quarter of 2022.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-vs-host disease; allo-HCT allogeneic hematopoietic cell transplant. IAP recombinant bovine intestinal alkaline phosphatase II. CPI immune checkpoint inhibitor. Gem/Nab Gemcitabine + Abraxane® (nab-paclitaxel). HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. MAD multiple ascending dose. ODD Orphan Drug Designation. OV oncolytic adenovirus engineered to selectively replicate in tumors and express hyaluronidase enzyme PH20. Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD and infection by carbapenem resistant enterococci and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics. Depending on funding/partnership, SYN-004 may enter an FDA-agreed Phase 3 clinical trial for the treatment of Clostridioides difficile infection.

Our Current Gastrointestinal (GI) and Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-020 clinical programs are focused on the gastrointestinal tract (GI) and the gut microbiome, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. Disruption of the gut barrier is associated with a number of inflammatory and metabolic diseases. All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications.

SYN-004 (ribaxamase) — Prevention of antibiotic-mediated microbiome damage, C. difficile infections (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR) and acute graft-versus-host disease (aGVHD) in allogeneic HCT recipients

SYN-004 (ribaxamase) is a proprietary oral capsule prophylactic therapy designed to degrade certain IV beta-lactam antibiotics excreted into the GI tract and thereby maintain the natural balance of the gut microbiome. Preventing beta-lactam damage to the gut microbiome has a range of potential therapeutic outcomes, including prevention of CDI, suppression of the overgrowth of pathogenic species (particularly antimicrobial-resistant organisms) and potentially reducing the incidence and/or severity of aGVHD in allogeneic hematopoietic cell transplant (HCT) patients. SYN-004 (ribaxamase) 75 mg capsules are intended to be administered orally while patients are administered certain IV beta-lactam antibiotics. The capsule dosage form is designed to release the SYN-004 (ribaxamase) enzyme into proximal small intestine, where it has been shown to degrade beta-lactam antibiotics in the GI tract without altering systemic antibiotic levels. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics.

Clostridioides difficile Infection

Clostridioides difficile (formerly known as Clostridium difficile and often called C. difficile or CDI) is a leading type of hospital acquired infection and is frequently associated with IV beta-lactam antibiotic treatment. The Centers for Disease Control and Prevention (CDC) identified C. difficile as an “urgent public health threat,” particularly given its resistance to many drugs used to treat other infections. CDI is a major unintended risk associated with the prophylactic or therapeutic use of IV antibiotics, which may adversely alter the natural balance of microflora that normally protect the GI tract, leading to C. difficile overgrowth and infection. Other risk factors for CDI include hospitalization, prolonged length of stay (estimated at 7 days), underlying illness, and immune-compromising conditions including the administration of chemotherapy and advanced age. According to a paper published in BMC Infectious Diseases (Desai K et al. BMC Infect Dis. 2016; 16: 303) the economic cost of CDI was approximately $5.4 billion in 2016 ($4.7 billion in healthcare settings; $725 million in the community) in the U.S., mostly due to hospitalizations.

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

Two Phase 2a Clinical Trials: Topline Results

In December 2015, we reported supportive topline results from our first Phase 2a clinical trial of SYN-004 (ribaxamase). The study demonstrated that SYN-004 (ribaxamase) successfully degraded IV ceftriaxone in the chyme of ten participants with ileostomies without affecting the levels of ceftriaxone in the bloodstream. In May 2016, we reported supportive topline results from a second Phase 2a clinical trial of SYN-004 (ribaxamase) in 14 healthy participants with functioning ileostomies administered IV ceftriaxone with and without oral SYN-004 (ribaxamase). This second study demonstrated that the 150 mg dose of SYN-004 (ribaxamase), both alone and in the presence of the proton pump inhibitor (PPI), esomeprazole, degraded ceftriaxone excreted into the chyme resulting in ceftriaxone levels that were low or not-detectable. Ceftriaxone plasma concentrations in participants of the second study were not altered by SYN-004 (ribaxamase) in the presence or absence of an oral PPI, suggesting limited drug-drug interactions. The 150 mg dose of SYN-004 (ribaxamase) was well tolerated by all participants in this clinical trial.

Phase 2b Proof of Concept Clinical Trial Design & Results

In September 2015, we initiated a multicenter, randomized, placebo-controlled Phase 2b proof-of-concept clinical study in 412 patients (206 per group).

On January 5, 2017, we announced positive topline data from our Phase 2b proof-of-concept clinical trial intended to evaluate the ability of SYN-004 (ribaxamase) to prevent CDI, CDAD (C. difficile-associated diarrhea) and AAD (antibiotic-associated diarrhea) in patients hospitalized for a lower respiratory tract infection and receiving IV ceftriaxone. Results from this study demonstrated that SYN-004 (ribaxamase) achieved its primary endpoint of significantly reducing CDI. Preliminary analysis of the data indicated seven confirmed cases of CDI in the placebo group compared to two cases in the SYN-004 (ribaxamase) treatment group. Patients receiving SYN-004 (ribaxamase) achieved a 71.4% relative risk reduction (p-value=0.045) in CDI rates compared to patients receiving placebo. SYN-004 (ribaxamase) treated patients also demonstrated a significant reduction in new colonization by vancomycin-resistant enterococci (VRE) compared to placebo (p-value=0.002). Results from this trial also demonstrated that patients administered ribaxamase in conjunction with IV-ceftriaxone demonstrated comparable cure rates (approximately 94%) for the treatment of primary infection compared to the placebo group. Results from this trial also demonstrated that the percentage of subjects reporting at least one treatment emergent adverse event (TEAE) was similar between SYN-004 (ribaxamase) and placebo treatment groups (40.8% vs 44.2%). Adverse events reported during this trial were comparable between treatment and placebo arms. Serious adverse events (SAEs) in the treatment arm, including fatal AEs, which exceeded those in the placebo arm, were not considered drug-related by investigators at the clinical sites, or by an independent third-party, each of whom determined SAEs were attributable to disparities in the underlying health and comorbidities between the groups.

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

Future Planning and Potential Regulatory Strategy for Prevention of Primary CDI

On November 21, 2018, we announced results from our End-of-Phase 2 meeting with the FDA during which key elements of a Phase 3 clinical program were confirmed. Pursuant to the meeting, the FDA proposed criteria for Phase 3 clinical efficacy and safety which, if achieved, may support submission for marketing approval of SYN-004 (ribaxamase) on the basis of a single Phase 3 clinical trial. The proposed SYN-004 (ribaxamase) Phase 3 clinical program entails a single, global, event-driven clinical trial with a fixed maximum number of approximately 4,000 patients for total enrollment and evaluates the potential efficacy and safety of ribaxamase in a broad patient population by enrolling patients with a variety of underlying infections treated with a range of IV beta-lactam antibiotics.

The proposed Phase 3 clinical trial incorporates co-primary safety and efficacy endpoints (mortality and the reduction in the incidence of CDI at one month after the last drug dose in the SYN-004 (ribaxamase) treatment group versus placebo,respectively). We expect the clinical development costs to complete this trial to be in excess of $80 million and anticipate initiating the Phase 3 clinical program only after securing additional potential financing via a strategic partnership.

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

We believe allogeneic hematopoietic cell transplant (HCT) recipients, who have a very high risk of CDI, VRE colonization and potentially fatal bacteremia, and acute-graft-vs-host disease (aGVHD), represent such a patient population. Published literature has demonstrated a strong association between these adverse outcomes and microbiome damage caused by IV beta-lactam antibiotics in these patients. Approximately 80-90% of HCT recipients receive IV beta-lactam antibiotics to treat febrile neutropenia. Penicillins and cephalosporins are first-line therapies in the USA and EU, whereas carbapenems are first-line in China. Antibiotic-mediated damage to the gut microbiome is strongly associated with GVHD, bloodstream infections, VRE bacteremia, transplant relapse, and increased mortality in HCT recipients, raising concern over the spectrum of antibiotics used during HCT.

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

On January 7, 2020, we announced the receipt of official meeting minutes from the FDA following a Type-C meeting held on December 2, 2019 at our request to discuss the development of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Based on the final meeting minutes, the Phase 1b/2a clinical trial will comprise a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of oral SYN-004 (ribaxamase; 150 mg four times daily) administered to allogeneic HCT recipients who receive an IV carbapenem or beta-lactam antibiotic to treat fever. Study participants will be enrolled into three sequential cohorts administered a different study-assigned IV antibiotic. Each cohort seeks to complete eight evaluable participants treated with SYN-004 (ribaxamase) and four evaluable participants treated with placebo. Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV antibiotic cohort. The study will also evaluate potential protective effects of SYN-004 on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 in allogeneic HCT recipients.

On July 30, 2020, we received written notification from the FDA informing us that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients may proceed per the submitted clinical study protocol. On December 22, 2020, we announced that we received approval from the Institutional Review Board (IRB) at Washington University to commence the Phase 1b/2a clinical trial of SYN-004. During the first quarter of 2021, Washington University began screening patients for enrollment of the first of three antibiotic cohorts in the Phase 1b/2a clinical trial of SYN-004 in allogeneic HCT recipients. On April 14, 2021, we announced that the first patient had been dosed in our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD. To date, we have dosed 14 patients (10 that are considered evaluable) in the study. If enrollment proceeds as planned, we may be positioned to announce as many as three interim data readouts during the next 12-18 months with the first one anticipated from the first antibiotic cohort towards the end of  Q2 2022, pandemic conditions permitting, the second cohort during the first half of 2023 and the third cohort during the first half of 2024.

Due to the unique challenges posed by the global COVID-19 pandemic, Washington University had previously halted the commencement of the Phase 1b/2a clinical trial and they continue to evaluate non-essential activities which may have a direct impact on the continuation of the ongoing clinical trial. Continuation of the Phase 1b/2a clinical trial including, but not limited to, the enrollment of new patients remains largely at the discretion of Washington University and is contingent upon their ability to conduct this clinical program free from the impact of COVID-19. We remain in close contact with Washington University and are actively monitoring the potential impact of COVID-19 on the clinical development plans of SYN-004 (ribaxamase) program.

SYN-020 — Oral Intestinal Alkaline Phosphatase (IAP)

SYN 020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI and systemic inflammation, tighten the gut barrier to diminish “leaky gut,” and promote a healthy microbiome. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 for roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have also begun planning for potential development of SYN-020 in large market indications with significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in the Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported.

During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020. On October 21, 2021 we announced that patient enrollment, dosing and observation commenced in the Phase 1 MAD of SYN-020. The Phase 1, placebo-controlled MAD study was designed to evaluate the safety, tolerability and biodistribution of SYN-020 upon repeated dosing and enrolled 8 healthy adult volunteers into each of four cohorts (32 total study participants) with SYN-020 given orally at doses ranging from 5 mg to 75 mg twice daily for fourteen days. A safety review was conducted at the end of each cohort to determine whether progression into the next higher dose cohort was permissible. At this time, participant dosing and follow-up has been completed in all four cohorts and serum and fecal samples have been submitted for analysis of pharmacokinetic and pharmacodynamic (biomarker) endpoints. The study remains blinded; however, only sporadic mild adverse events were observed and there were no serious adverse events. A topline data readout of the Phase 1 MAD clinical study is anticipated during the second quarter of 2022. Both studies are intended to support the development of SYN-020 in multiple potential clinical indications including celiac disease, NAFLD, radiation enteritis, as well as indications supported by our collaboration with Massachusetts General Hospital. We anticipate commencement of at least one Phase 2 clinical trial in an indication to be announced during H2 2022.

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital ('MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. During the second quarter of 2021, we announced an amendment to our option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. Research published by a team of investigators led by Richard Hodin, MD, Chief of the Massachusetts General Hospital Division of General and Gastrointestinal Surgery and Professor of Surgery, Harvard Medical School, evaluated long-term oral supplementation of IAP, including SYN-020, in mice. Dr. Hodin’s research demonstrated that IAP administration, starting at 10 months of age, slowed the microbiome changes, gut-barrier dysfunction, and gastrointestinal and systemic inflammation that normally accompany aging. Additionally, the IAP administration resulted in improved metabolic profiles in the aged mice, diminished frailty, and extended lifespan. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. If executed, we plan to use this license in the advancement of an expanded clinical development program for SYN-020.

Our Current Oncology-Focused Pipeline (through the acquisition of VCN)

Oncolytic Viruses

Our oncology platform is based on oncolytic virotherapy (“OV therapy”), which exploits the ability of certain viruses to kill tumor cells and trigger an anti-tumor immune response.  This novel class of targeted anticancer agents has unique mechanisms of action compared to other cancer drugs.  Oncolytic viruses exploit the fact that cancer cells contain mutations that cause them to lose growth control and form tumors.  Once inside a tumor cell, oncolytic viruses exploit the tumor cell machinery to generate thousands of additional copies of the virus, which then kill the tumor cell and spread to neighboring cells, causing a chain reaction of cell killing.  This infection by OVs also alerts the immune system, which can then attack the virus infected cells and the tumor cells to help destroy the tumor in some instances.

Our OV products are engineered to efficiently infect and selectively replicate to a high extent in tumor cells versus normal host cells, which enables intravenous delivery. By contrast, many other oncolytic viruses in clinical development today are administered by direct injection into the tumor. Intravenous delivery has the potential to expand the therapeutic effect of OVs because the virus can infect both the primary tumor and tumor metastases throughout the body.

Our first product, VCN-01, is a clinical stage oncolytic human adenovirus (common cold virus) that is modified to express an enzyme, hyaluronidase, that helps the virus and other molecules to penetrate the tumor.  VCN-01 can be used alone or in combination with other cancer therapies such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics, they will be further protected by data and/or market exclusivity in major markets.

VCN-01 — An oncolytic human type-5 virus engineered for intravenous administration and to express a tumor matrix degrading enzyme (PH20, hyaluronidase) that facilitates the entry of therapeutics and immune cells into tumors

VCN-01 is a genetically modified oncolytic adenovirus that has been engineered to contain four independent genetic modifications on the backbone of the wild-type human adenovirus serotype 5 (HAd5) genome. These modifications have been shown in preclinical and clinical studies to confer tumor selective replication and antitumor activity. VCN-01 was engineered to replicate in and kill virtually all cancer cells, to expose tumor neoantigens of lysed tumors, to increase tumor targeting, and to express PH20 hyaluronidase to enhance the penetration of virus, chemotherapy and immune cells into the tumor.

Malignant tumors are made up of tumor cells as well as significant supporting tissue known as tumor stroma. The tumor stroma supports the formation and growth of tumors and contains cells and other components that are required for robust tumor growth and metastasis. The stroma also forms an effective barrier to the entry of therapeutic agents such as chemotherapy and antibodies.  VCN-01 is designed to overcome the stroma barrier problem by expressing the well-characterized stroma degrading enzyme PH20 hyaluronidase after it infects tumor cells. Expression of PH20 by VCN-01 degrades the hyaluronic acid within the tumor stroma and improves virus spread. Based upon the foregoing, we believe our oncolytic virus platform, exemplified by VCN-01, represents a new and potentially powerful form of therapy that combines tumor cell killing, anti-tumor immunity and stroma destruction after intravenous delivery.

The VCN-01 product candidate is provided as a sterile liquid concentrate that is diluted for infusion or injection. The proposed therapeutic indication for VCN-01 is the treatment of solid tumors, as its selectivity mechanism relies on cellular properties shared by virtually all human tumor cells. Our initial indication for clinical development is unresectable metastatic pancreatic cancer, a disease for which there is currently no cure and only limited therapeutic options.

VCN-01 has been evaluated in 72 patients across four Phase 1 clinical trials, including patients with pancreatic cancer, head and neck squamous cell carcinoma, colorectal cancer, and retinoblastoma.

Pancreatic Ductal Adenocarcinoma

Cancer of the pancreas consists of two main histological types: cancer that arises from the ductal (exocrine) cells of the pancreas or, much less often, cancers may arise from the endocrine compartment of the pancreas. Pancreatic Ductal Adenocarcinoma (“PDAC”) accounts for more than 90% of all pancreatic tumors. It can be located either in the head of the gland or in the body-tail. Pancreatic cancer usually gives metastases to liver and peritoneum. Other less common sites are lungs, brain, kidney and bone. Since in early stages the pancreatic cancer does not give any characteristic symptoms, patients visit their physician late. Progressive abdominal pain many times is the first symptom. On the other hand, neither truly effective conventional radiological tests that may identify the early disease, nor specific and sensitive diagnostic serum markers are available. Therefore, it is very common that the pancreatic cancer is diagnosed in its late stages (locally advanced non-metastatic or metastatic stage of the disease) when the radical resection and possibly curative treatment is not possible anymore. It’s generally assumed that only 10% of cases are resectable at presentation, whereas 30-40% of patients are diagnosed at local advanced/unresectable stage and 50-60% presents distant metastases.

PDAC Clinical Unmet need and Market Opportunity

PDAC is one of the most fatal cancers accounting for the 3rd highest cause of cancer-associated deaths in US and 4th in the European Union. Despite significant research efforts, minimal progress has been achieved to date. The five-year overall survival rate is < 10% and has not substantially improved over the last 30 years. Surgery is the only treatment that offers the prospect of long term-survival; however, the 5-year survival for the limited number of patients in whom resection is possible remains low (20 – 30%). Patients with advanced disease are managed with chemotherapy. In recent years, the combination of gemcitabine with albumin-bound paclitaxel (GA), and the combination of folic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) have emerged as the standard of care. However, the results are still very poor and new therapeutic interventions are needed. The increase is particularly evident in younger people and several studies anticipate that pancreatic cancer is expected to become the second leading cause of cancer-related death in the United States by 2030. The rising incidence of pancreatic cancer and its current economic burden place increased pressure to improve outcomes for patients.

In May 2011, the Committee for Orphan Medicinal Products (“COMP”) from the European Medicines Agency (“EMA”) recommended granting Orphan Medicinal Product Designation to VCN-01 for the treatment of pancreatic cancer and in June 2011, the European Commission confirmed the designation under Regulation (“EC”) No 141/2000 of the European Parliament and of the Council.

Phase 1a/Proof of Concept Trial of VCN-01 by intratumor administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (“NCT02045589”). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS)) injection were treated with 3 injections (coincident with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated; however, one patient died from severe intraabdominal fluid collection that was considered to be related to VCN-01 treatment Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients because of the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC.

Phase 1 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In September 2019, we also presented a poster at the ESMO meeting describing initial data from a Phase I clinical trial whose aim was to find the maximum tolerated dose (MTD)/recommended phase II dose (“RP2D”) and identify dose-limiting toxicity(ies) (“DLT”) for intravenous VCN-01 administered to patients with advanced cancer (“NCT02045602”). This study was designed as a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01seven days before chemotherapy. The RP2D was determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

Pharmacokinetic data showed dose linearity, as well as relevant VCN-01 exposure. Analysis of VCN-01 clearance in patients enrolled in Part II did not show significant differences with respect to patients receiving VCN-01 as a single agent. VCN-01 viral genomes were detected in tumor tissue in 5 out of 6 biopsies. A second viral peak in plasma and increased hyaluronidase serum levels suggested replication after intravenous injection in all patients. Increased levels of immune biomarkers (IFNγ, sLAG3, IL-6, IL-10) were found after VCN-01 administration. In patients with pancreatic adenocarcinoma, the overall response rate (ORR) was 50% for Part II and 50% for Part III, as assessed by the investigators. Median progression free survival (PFS) for patients in Part III was 6.7 months, and median overall survival (OS) was 13.5 months. Eight patients (66.7%) survived more than 12 months. In addition, in April 2021, a subgroup analysis of patients at the RP2D (1.x1013 vp/patient followed by nab-paclitaxel plus gemcitabine one week later, n=6) was conducted and showed an ORR of 83%, with a median PFS of 6.3 months and median OS of 20.8 months. Some VCN-01 treated patients appeared to benefit from late-onset responses. This form of delayed anti-tumor activity is not common with chemotherapy but is frequently observed with immunotherapies. We believe an immune mechanism of action associated with the oncolytic activity of VCN-01 may be the underlying explanation. VCN-01 appeared to convert the typically immunosuppressive tumor microenvironment of pancreatic adenocarcinomas into an enhanced inflammatory microenvironment (IDO, CD28, PD-1, CTL signature up-regulation, and collagen formation) after treatment.

Future Planning and Potential Regulatory Strategy for development of VCN-01 in PDAC

We are currently planning a Phase 2 clinical trial of systemically administered VCN-01 in PDAC patients and anticipate submission of the protocol to the FDA and EMA in Q2 2022. The proposed Phase 2 trial is expected to be an open-label, randomized study to test the efficacy of VCN-01 in combination with gemcitabine and nab-paclitaxel in patients with newly diagnosed metastatic pancreatic cancer. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU.  Two doses of VCN-01 are planned in the treatment arm: the 1st dose will be administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care will be administered. The second VCN-01 dose will be administered after the third cycle of chemotherapy, followed by additional chemotherapy. Dr. Manuel Hidalgo, chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine/New York-Presbyterian Hospital has been appointed as Principal Investigator. If the regulatory agencies allow us to proceed, initiation of recruitment is expected during Q4 2022.

Retinoblastoma

Retinoblastoma is a tumor that originates in the retina and it is the most common type of eye cancer in children. It occurs in approximately 1 / 14,000-1 / 18,000 live newborns and accounts for 15% of the tumors in the pediatric population < 1 year old. The average age of pediatric patients at diagnosis is 2, and it rarely occurs in children older than 6. In the US, retinoblastoma shows an incidence rate of 3.3 per 1,000,000 with only about 200 to 300 children diagnosed per year according to the American Cancer Society. Bilateral retinoblastoma (Rb1 germinal mutation) represents 25-35% of the cases while unilateral retinoblastoma (sporadic mutation) accounts for 65-75%. While retinoblastoma is a highly curable disease, with a current disease-free survival rate of >95%, the clinical challenge for those who treat retinoblastoma is to preserve life and to prevent the loss of an eye, blindness and other serious effects of treatment that reduce the patient’s life span or the quality of life.

Current treatments are not without significant morbidity, which may include visual impairment and severe cosmetic deformity secondary to enucleation and/or irradiation of the orbital region. The use of intravenous chemotherapy and more recently intra-arterial and intravitreal chemotherapy have resulted in a significantly greater number of eyes preserved with fewer long-term effects compared to past treatments such as external radiation therapy. However, allowing patients with advanced intraocular disease to be treated conservatively, led to the appearance of a subgroup of patients with advanced intraocular disease who relapsed after an initial response. Most of these cases include those patients who present gross vitreous or subretinal seeding. Once the aforementioned treatments are exhausted, these patients rarely manage to preserve the eyes and vision and must be enucleated. The ocular preservation rate of these eyes with advanced disease is still less than 50%.

In February 2022, the FDA granted orphan drug designation to VCN-01 for the treatment of retinoblastoma.

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two doses of VCN-01 injected 14 days apart using a dose escalation regimen. At this time, the dose-escalation phase of the study has already been completed in 4 patients distributed in two cohorts (2 x 109 vp/eye and 2 x 1010 vp/eye). VCN-01 was well tolerated to date after intravitreal administration, although some degree of intravitreal inflammation and associated turbidity were observed. Inflammation has been managed and potential turbidity minimized with local and systemic administration of anti-inflammatory drugs. VCN-01 does not appear to change the retinal function, and selective VCN-01 replication in retinoblastoma cells has been observed by immunohistochemical analysis. Replication within retinoblastoma tumors over time was detected and VCN-01 reduced the number of vitreous seeds in all patients treated at 2 x 1010 vp/eye (n=3). The investigator has reported that one patient treated with VCN-01 has had a complete regression lasting more than 30 months.

This study is currently ongoing and anticipated to be completed in the second half of 2022.

VCN-01 in combination with Immunomodulatory therapeutics

Based on the clinical and pre-clinical data described below, we believe that the effect of administration of VCN-01, can elicit an anti-tumor immune response that could potentiate the effects of VCN-01 and co-administered therapeutics. Biopsies from the Phase 1 trial of PDAC patients administered intravenous VCN-01 demonstrated lymphocyte (CD8+) infiltration and modulated levels of immune markers in tumors, including an induction of the PD1/PD-L1 expression in tumor tissue from some of the patients. Preclinical experiments demonstrated that VCN-01 significantly increased extravasation of an anti-PD-L1 antibody into subcutaneous xenograft tumors compared to non-treated (PBS) tumors and also that PH20 hyaluronidase improves the ingress of T-cells in animal models. Thus, we hypothesize that the administration of VCN-01 into the tumor will help to overcome the observed resistance to PD-L1 checkpoint inhibitors and to mesothelin-directed CAR-T cells.

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalamab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1 and is being developed by AstraZeneca/MedImmune, which supplies the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Only one single dose of VCN-01 is administered to each patient during the trial. Durvalumab is administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled.

Phase 1 Trial evaluating the safety and feasibility of huCART-meso cells when given in combination with VCN-01

In July 2021, VCN entered into a Clinical Trial Agreement with the University of Pennsylvania (Philadelphia) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and feasibility of intravenous administration of VCN-01 in combination with lentiviral transduced huCART-meso cells (developed by the laboratory of Dr. Carl June) in patients with histologically confirmed unresectable or metastatic pancreatic adenocarcinoma and serous epithelial ovarian cancer (NCT05057715). This is a Phase I study evaluating the combination of VCN-01 when given in combination with lentiviral transduced huCART-meso cells in a dose-escalation design in two cohorts (N = 3-6), where patients will receive VCN-01 as a single IV infusion (at 3.3x1012 or 1x1013 vp) on Day 0, followed by a single dose of 5x107 huCART-meso cells on Day 14 via IV infusion. huCART-meso cells are modified T-cells targeting the mesothelin antigen, which is frequently expressed in multiple tumor types, particularly in pancreatic and ovarian cancers. Dr. June’s previous clinical studies have shown that huCART-meso cells encounter significant challenges in the tumor microenvironment, including immunosuppressive cells and soluble factors as well as metabolic restrictions. Initial VCN-01 clinical data from the studies described above suggest that administration of VCN-01 may increase tumor immunogenicity and improve access of the huCART-meso cells to tumor cells.  This Phase I study will evaluate the safety and tolerability of the VCN-01 huCART-meso cell combination and test the hypothesis that administration of VCN-01 may enhance the potential antitumor effects of the co-administered huCART-meso cells . The trial is open but not yet recruiting.

Phase 1 Trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors

In the second quarter of 2021, VCN entered into a Clinical Trial Agreement with the University of Leeds (UK) to sponsor a proof of concept Phase 1 clinical study to evaluate whether intravenously administered VCN-01 can cross the blood-brain barrier and infect the target brain tumor. This is an open-label, non-randomized, single center study of VCN-01 given intravenously at a dose of 1x1013 virus particles to patients prior to planned surgery for recurrent high-grade primary or metastatic brain tumors. We believe that the intravenous delivery of anti-cancer therapy to brain tumors, if effective, may allow repeat dosing may enable the treatment of systemically disseminated brain metastases and may allow for reduction in the need to use neurosurgery to administer the drugs. This study aims to assess the presence of VCN-01 within the resected surgical specimen after systemic VCN-01 delivery and determine the safety of intravenous VCN-01 in patients with recurrent high-grade glioma or brain metastases. By confirming the presence of VCN-01 in high grade brain tumors following intravenous delivery, this study may pave the way for larger trials to study VCN-01 efficacy, both as a monotherapy and in combination with PD-1/PD-L1 blockade. This trial has already received approval from Medicines & Healthcare Products Regulatory Agency (MHRA) from UK Government.

Research Programs

SYN-006; SYN-007 and SYN-005

To date, our research programs have been primarily directed to the development of GI acting products that have generated preclinical proof-of-concept with two pipeline products (SYN-006 and SYN-007) that expand the potential utility of our beta-lactamase strategy. SYN-007 is a specially formulated version of SYN-004 (ribaxamase) designed to degrade orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). Our SYN-005 monoclonal antibody program is intended to both treat and prevent pertussis. Our research programs may be expanded to include development of new oncolytic virus products and/or explore oncology applications of our existing products such as SYN-006 and SYN-020.

VCN-11

VCN-11 is a novel virus that we believe has the potential to extend our OV platform.  VCN-11 has been engineered to contain all of the features of VCN-01 as well as an additional modification to include an albumin binding domain (ABD) in the virus capsid.  The virus capsid is the target for neutralizing antibodies (NAbs) that are generated by the host immune system to destroy circulating viruses.  The presence of an albumin binding domain, however, blocks the binding of most neutralizing antibodies, which allows the virus to reach the tumor following intravenous administration.  This “albumin shield” works because human blood contains a large amount of albumin to coat the VCN-11 virus.  Importantly, this coating of albumin appears to be displaced after the virus reaches tumor cells to infect them. In pre-clinical mouse studies to test the functionality of the “albumin shield”, mice pre-immunized with virus are able to completely neutralize an unmodified OV because they have a large concentration of neutralizing antibodies in their blood.  By contrast, viruses containing the albumin binding domain such as VCN-11 are not neutralized and retain their ability to infect and destroy tumor cells.  We believe these results support the further development of VCN-11 for tumors in which rapid multi-dosing may be beneficial.

In the second quarter of 2020, VCN had several interactions with Spanish regulatory authorities (AEMPS) to agree on the design of the non-clinical GLP toxicology and biodistribution studies that are required to support a first-in-human clinical trial for VCN-11.

In March 2021, preclinical data obtained with VCN-11 was published, showing that VCN-11 induced 450 times more cytotoxicity in tumor cells than in normal cells. VCN confirmed VCN-11 hyaluronidase production by measuring the activity of the PH20 enzyme with a hyaluronic acid-degradation assay, and by measuring PH20 activity in VCN-11 infected tumors in vivo. VCN-11 evaded NAbs from different sources and tumor targeting was demonstrated in the presence of high levels of NAbs in vivo, whereas the control virus without ABD was neutralized. VCN-11 showed a low toxicity profile in athymic nude mice and Syrian hamsters, allowing treatments with high doses and fractionated administrations without major toxicities (up to 1.2x1011vp/mouse and 7.5x1011vp/hamster). VCN-11 increased ALT levels on day 3 within an acceptable range that returned to normal levels by day 9. Fractionated intravenous administration of VCN-11 (splitting the dose into two portions administered 4 h apart) appeared to improve VCN-11 circulation kinetics and tumor targeting. VCN-11 showed antitumor efficacy in the presence of NAbs against Ad5 and itself.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Synthetic Biologics has over 95 U.S. and foreign patents and over 70 U.S. and foreign patents pending. VCN Biosciences, through assignment or exclusive licenses, controls over 25 U.S. and foreign patents and over 15 U.S. and foreign patents pending

The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

The SYN-020 (oral intestinal alkaline phosphatase (IAP)) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. and foreign patent applications (in many major markets, e.g. Europe, China, Japan, Korea, Canada, and Australia). These patent applications, which cover various formulations, medical uses and manufacture of SYN-020, are expected to expire in 2038-2040, if granted, and without taking potential patent term extensions or patent term adjustment into account.

The VCN-01 and VCN-11 programs are supported by patents and patent applications that are assigned to VCN Biosciences or exclusively licensed from Fundacio Privada Institut d'Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d'Oncologia (ICO), and Hospital Sant Joan De Deu Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

Our Current Collaborations (inclusive of our acquisition of VCN)

IDIBELL Technology Transfer Agreement

On August 31, 2010, VCN entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) with the Bellvitge Biomedical Research Institute (“IDIBELL”) for the exclusive license of the right to use a Spanish patent number P200901201 titled “Oncolytic adenoviruses for treating cancer” which is co-owned by IDIBELL and Catalan Oncology Institute (“ICO”) for the term of the patent. The Technology Transfer Agreement provides that IDIBELL is entitled to a low single digit % royalty on the income collected by VCN from the utilization of products derived from the licensed technology, prior to applying any value-added tax, if any, and low single digit % royalty on other income received by VCN arising from the use of the licensed technology, including income related to sublicenses of the licensed technology to third parties and advance payments or payments made for goals that were met and/or services associated with the licensed technology.  The Technology Transfer Agreement terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. In addition, IDIBELL has the right to revoke the license if VCN ceases business activities for a continuous year or ceases to utilize the technology subject of the Technology Transfer Agreement, uses the technology in violation of the principals of IDIBELL or ICO or stops maintaining the patent licensed under the Technology Transfer Agreement

ICO Marketing License

On May 16, 2009, VCN entered into a Contract to Grant a Marketing License (the “ICO License Agreement”) with the Catalan Institute of Oncology (the “ICO”) for a manufacturing and marketing license of a patent P200700665 titled “Adenovirus with mutations in the area of endoplasmic retention of protein E3-19k and their use in the treatment of cancer” in connection with a sublicense identified therein. The validity period of the license granted is unlimited with the only applicable limit being the patent’s own validity. The ICO License Agreement provides that the ICO is entitled to a royalty of low double digit % of the net value of the income from the concession of the identified sublicense and low double digit % on other lump sums received thereunder. VCN and its sublicensees have an obligation to o use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The ICO License terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder.

IDIBELL/ICO License Agreement

On March 4, 2016, VCN entered into a License Agreement (the “IDIBELL/ICO License Agreement”) with IDIBELL and the ICO, for the exclusive license of the right to use a family of patents whose priority application is European patent application EP 14 38 2162.7 titled “Adenovirus comprising an albumin-binding molety”. The License Agreement provides that IDIBELL and ICO, as licensors, are entitled to share a low single digit % royalty on the annual Net Sales (as defined in the IDIBELL/ICO License Agreement)collected by VCN from the utilization of products derived from the licensed technology and a royalty on sublicensing income received from the licensed technology at a rate of: low double digit % during the first 3 years following the effective date of the agreement, mid single digit % during the term of 3 to 7 years following the effective date and low single digit % thereafter. The IDIBELL/ICO License Agreement also provides for certain fixed payments, including a payment 25 days following the date of concession of the licensed patent in a minimum of three European jurisdictions and a payment 25 days following the date of concession of an American patent derived from the licensed patent. The IDIBELL/ICO License is for an indefinite term subject to early termination (i) by mutual agreement of the parties; (ii) by licensor in the event of at least two successive breaches or three alternate breaches calculated annually of the obligation to pay any consideration; (iii) by VCN at its discretion due to certain patent infringements of rights protected by the patents or due to the absence of protection of the patent in any countries in the territory which is worldwide or (iv) in the event of a breach by the other party of its obligations thereunder which are not remedied within thirty (30) days. In addition, the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products, VCN has undertaken no marketing whatsoever during the term of the IDIBELL/ICO License Agreement or uses the patent licensed for purposes other those as set forth in the IDIBELL/ICO License Agreement.

Saint Joan De Déu Collaboration and License Agreement

On February 15, 2016, VCN entered into a Collaboration Agreement to Conduct a Clinical Trial and Grant an Operating License (the “Collaboration and License Agreement”) with the Saint Joan De Déu Hospital (the “Hospital”) and the Saint Joan De Déu Foundation (the “Foundation”, and together with the Hospital, the “Institution”) regarding the conduct of a clinical trial to evaluate the safety and activity of VCN-01 in patients with refractory retinoblastoma. The Collaboration and License Agreement provides that if the trial results are positive and VCN is interested in continuing with the development of VCN-01 for the treatment of retinoblastoma; (a) the parties undertake to apply their best efforts to negotiate and, where appropriate, sign an agreement to collaborate in the development and execution of the following phases of the development of VCN-01 for the treatment of retinoblastoma; (b) the Institution shall grant to VCN an exclusive, worldwide and indefinite license to use and exploit the trial results and their possible patents exclusively for the treatment of retinoblastoma; (c) VCN shall pay the Foundation five hundred thousand Euros (€500,000), subject to reduction for any public and/or private economic aid that third parties may grant to the Institution for the conduct of the trial and/or any advance payments made by VCN before the end of the trial; (d) VCN shall pay the Foundation three hundred twenty thousand Euros (€320,000) once following the trial results a pivotal study, to be carried out by VCN, has been completed which allows it to obtain the marketing authorization of the product following from the results, which payment must be made within a maximum period of four (4) years from the date on which Institution has delivered the final report of the trial to VCN ; and (e) the parties will use their best efforts to negotiate and, where appropriate, sign a product supply agreement in order that the Hospital can use VCN-01 for compassionate use in the treatment of retinoblastoma. The Collaboration and License Agreement continues in force and effect until all obligations arising from the trial have been fulfilled, subject to early termination for a material breach by a party of any of their contractual and/or legal obligations, or, in the case of any other type of breach, when the breaching party has been asked in writing to remedy the breach and the breach is not cured within thirty (30) days from the date on which the written request was sent.

Washington University School of Medicine in St. Louis Clinical Trial Agreement

On August 7, 2019, we entered into a clinical trial agreement (“CTA”) with Washington University School of Medicine in St. Louis (“Washington University”) to conduct a Phase 1b/2a single-center, randomized, double-blinded, placebo-controlled clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of oral SYN-004 (ribaxamase) in up to 36 adult allogeneic hematopoietic cell transplant (HCT) recipients (the “Study”). Under the terms of the CTA, we will serve as the sponsor of the Study and supply SYN-004 (ribaxamase), as well as compensate Washington University for all research services to be provided in connection with the Study which is estimated to cost approximately $3,200,000. Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University will serve as the principal investigator of the trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

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

Massachusetts General Hospital Exclusive Option License Agreement

On May 27, 2020, we entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of intestinal alkaline phosphatase (“IAP”) to maintain gastrointestinal (GI) and microbiome health, diminish systemic inflammation, and treat age-related diseases. If executed, we plan to use this license in the advancement of an expanded clinical development program for SYN-020, our proprietary recombinant version of bovine IAP currently in pre-clinical development. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. During the second quarter of 2021, we announced an amendment to our option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. To date, we have not exercised the option.

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

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. We paid the University a fixed fee for the first year of $303,287 and the second and third years of $316,438 and $328,758, respectively. The Sponsored Research Agreement was amended on October 22, 2015 to extend its termination date to January 15, 2017: on September 2, 2016 to extend the agreement until January 15, 2018; on August 22, 2017 to extend the agreement until January 17, 2019;on August 24, 2018 to extend the agreement until January 21, 2021; and again on August 18, 2020 which extended the agreement until January 17, 2023; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Sponsored Research Agreement which remain uncured for 60 days after receipt of notice, automatically upon our bankruptcy or insolvency and by us in our sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days’ notice. Upon a termination or due to a breach by the University, we will only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have an issued U.S. patent and patents pending in the U.S. and internationally (e.g. Europe, China, Japan, Australia, and China) on compositions and uses of SYN-005 that are co-owned by UT Austin and ourselves or licensed to us, and we have an issued U.S. patent and patent applications on other pertussis mAbs licensed from UT Austin.

Manufacturing

SYN-004 and SYN-020

Our product candidates SYN-004 and SYN-020 are biologics that can be readily synthesized by processes that we have developed; however, the manufacturing for our clinical programs, including SYN-004 and SYN-020 may require long lead times and is subject to potential COVID-19 related global supply chain interruptions. We do not own or operate manufacturing facilities for the production of these product candidates for preclinical and clinical activities. We rely on third-party contract manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop through FDA approval. We believe we have sufficient quantities of SYN-004 and SYN-020 to complete our planned Phase 1b/2a clinical trial of SYN-004 and our planned Phase 1 clinical trials of SYN-020, and are working with qualified third-party vendors for the manufacture of additional quantities of SYN-004 and SYN-020 for potential future preclinical studies and clinical trials.

VCN-01 & VCN-11

Our oncolytic virus platform viruses (e.g. VCN-01, VCN-11) are biologics that can be readily synthesized by processes that we have developed in collaboration with Contract and Development Manufacturing Organizations (CDMOs) such as Thermo Fisher, BioReliance, GenIBET, and others. VCN does not own or operate manufacturing facilities for the production of our product candidates, VCN-01 and VCN-11 but it does produce and test viruses and virus processes at VCN facilities in Spain. VCN’s cell and virus seed stocks and Master/Working banks for current and future production. Our cells for manufacturing are approved by and licensed from US regulatory authorities. Clinical and commercial supplies will be manufactured in facilities and by processes that comply with the FDA and other regulatory agency requirements. VCN plans to rely on third parties to manufacture commercial quantities of products that we successfully develop through regulatory approval. VCN has contracted with two CDMOs to provide what it believes are adequate clinical supplies for our planned clinical trials.

VCN’s upstream and downstream processes for producing oncolytic viruses are well understood in the industry and use industry standard cell factories and single use bioreactors for manufacturing.  All downstream purifications employ single-use columns and filters, and release testing is performed by third-party vendors using qualified or validated assays. Critical quality attributes and other product testing specifications for our clinical supplies are agreed to with regulatory authorities prior to release and use.

VCN anticipates some delays in manufacturing due to COVID-19 impact on the supply chain. Its impact, if any, on the timing of future clinical trials is currently unknown.

Research and Development

During the years ended December 31, 2021 and 2020, we incurred approximately $7.8 million and $5.1 million, respectively, in research and development expenses.

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

The FDA regulates prescription drug labeling and promotion activities in the United States. The FDA actively enforces regulations prohibiting the marketing of products for unapproved uses. The FDA permits the promotion of drugs for unapproved uses in certain circumstances, subject to stringent requirements. We and our product candidates are subject to a variety of state laws and regulations which may hinder our ability to market our products. Whether or not FDA approval has been obtained, approval by foreign regulatory authorities must be obtained prior to commencing clinical trials, and sales and marketing efforts in those countries. These approval procedures vary in complexity from country to country, and the processes may be longer or shorter than that required for FDA approval. We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA, comparable foreign regulators and state and local pharmaceutical regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act and Public Health Service Act (for biologics) generally involves:

●	preclinical laboratory and animal tests;
●	submission of an IND, prior to commencing human clinical trials;
●	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;

●	submission to the FDA of an NDA or BLA; and
●	FDA review and approval of an NDA or BLA.

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

We will submit the preclinical test results, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we begin human clinical trials. The IND automatically becomes effective 30 days after filing, unless the FDA raises questions about conduct of the trials outlined in the IND and imposes a clinical hold, in which case, the IND sponsor and FDA must resolve the matters before clinical trials can begin. It is possible that our submission may not result in FDA authorization to commence clinical trials. The timing and requirements of IND review may differ from the FDA in other countries, potentially delaying study initiation at sites in those countries.

Clinical trials must be supervised by qualified investigators in accordance with current good clinical practice (cGCP) regulations, which include informed consent requirements. Each study must be approved and monitored by the appropriate Institutional Review Boards (IRBs) or ethics committees (ECs) which are periodically informed of the study’s progress, adverse events and changes in research. Annual updates are submitted to the FDA and comparable foreign regulators (if required) with more frequent reporting if certain serious adverse events occur.

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

We cannot be certain that we will successfully complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or comparable foreign regulator, an IRB/EC or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Under the Pediatric Research Equity Act, we also must prepare, within 60 days of an End of Phase 2 meeting, a pediatric study plan or request for waiver or deferral of pediatric studies in the indication under development. Concurrent with these trials and studies, we also develop chemistry and physical characteristics data and finalize a manufacturing process in accordance with cGMP requirements. The manufacturing process must conform to consistency and quality standards, and we must develop methods for testing the quality, purity, and potency of the final products. Appropriate packaging is selected and tested, and chemistry stability studies are conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life. Results of the foregoing are submitted to the FDA as part of an NDA (or BLA in case of biologic products) for marketing and commercial shipment approval. The FDA reviews each NDA or BLA submitted and may request additional information. A 60-day period after the sponsor’s submission of an NDA or BLA is used by the FDA to determine whether the application is sufficiently complete to permit substantive review, in which case the application is accepted for filing. The timing and requirements of NDA or BLA review may differ from the FDA in other countries,

Once the FDA accepts the NDA or BLA for filing, it begins its in-depth review. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted or identify new concerns. The process may be significantly extended by requests for new information or clarification of information already submitted. As part of this review, the FDA may refer the application to an advisory committee, typically a panel of clinicians. Manufacturing establishments often are inspected prior to NDA or BLA approval to assure compliance with GMPs and with manufacturing commitments made in the application.

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

The FDA’s or comparable foreign regulatory agency may change their policies, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Increased attention to the containment of health care costs worldwide could result in new government regulations materially adverse to our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of Prescription Drug User Fee Act (“PDUFA”) fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

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

Orphan Drug Designation is also available in Europe from the European Medicines Agency (EMA) and provides for 10 years of market exclusivity if granted. The requirements, costs and timing for obtaining and maintaining EMA Orphan Drug Designation differ from the FDA.

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

In order to market any product outside of the United States, a company also must comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or market products in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of pharmaceutical development, nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication. It also requires the submission to relevant competent authorities for clinical trials authorization and to the EMA or to competent authorities in EU Member States for a marketing authorization application, or MAA, and granting of a marketing authorization by competent authorities in EU Member States or the European Commission before the product can be marketed and sold in the EU.

Data Privacy

Strict data privacy laws regulating the collection, transmission, storage and use of employee data and consumers’ personally-identifying information are evolving in the European Union, U.S. and other jurisdictions in which we operate. Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the European Union, the collection and use of personal data are governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union. member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risk relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

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

Only three oncolytic virus (OV) products have been approved in different global markets. Amgen Inc.’s Imlygic® (T-VEC, OncoVEX) for melanoma (USA); Daiichi Sankyo Company, Limited‘s DELYTACT® for malignant glioma (Japan) and Shanghai Sunway Biotech Co., Ltd Oncorine® for patients with late-stage refractory nasopharyngeal cancer (China).

More than 60 companies have publicly identified that they are pursuing clinical development of different forms of OV products. Adenoviruses are the most commonly used viruses in these programs, with modified adenoviruses under development by companies including AdCure Bio LLC, Candel Therapeutics, Inc., CG Oncology, Inc., DNAtrix, Inc., EpicentRx, Inc., GeneMedicine, Co Ltd., IconOVir Bio, Inc., Lokon Pharma AB, Multivir, Inc., NewGenPharm Incorporation, Oncolys BioPharma, Inc., Orca Therapeutics B.V., PsiOxus Therapeutics Ltd, Shanghai Sunway Biotech Co., Ltd , Targovax Oy|Targovax ASA, Tessa Therapeutics, TILT Biotherapeutics, Ltd., and Valo Therapeutics Oy.

OV products have been or are being developed using other virus backbones, including: Coxsackie virus (Viralytics Ltd., Oncorus Inc.); herpes simplex virus (Amgen, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company Ltd., Oncorus, Inc., Replimune, Inc., Takara Bio, Inc., Wuhan Binhui Biotechnology Co., Ltd.); Maraba virus (Turnstone Biologics, Inc.); measles virus (Vyriad, Inc.); myxoma virus (OncoMyx Therapeutics, Inc.); parvovirus (Oryx GmbH & Co. KG), reovirus (Oncolytics Biotech, Inc.); Seneca Valley virus (Seneca Therapeutics Inc., Oncorus Inc.); vesicular stomatitis virus (Vyriad, Inc.); and vaccinia viruses (Genelux Corporation, KaliVir Immunotherapeutics LLC, SillaJen, Inc., Transgene SA, Turnstone Biologics, Corp.).

OV companies that have identified pancreatic cancer or PDAC as a proposed clinical indication include Candel Therapeutics, Inc., GeneMedicine, Co Ltd., Lokon Pharma AB, NewGenPharm Incorporation, Oncolytics Biotech, Oryx GmbH & Co. KG, V2ACT Therapeutics™ LLC (a Genelux Corporation joint venture), and Wuhan Binhui Biotechnology Co., Ltd. OV companies that have identified retinoblastoma as a potential target indication include Seneca Therapeutics Inc. and Shanghai Sunway Biotech Co., Ltd.

VCN OV products are designed to be systemically, intratumorally or intravitreally injected; selectively replicate only in tumor cells versus normal host cells; have reduced liver tropism compared to wild type adenovirus type 5; and express an enzyme (PH20) that degrades the tumor stroma barrier. If confirmed in Phase 2 and later clinical trials, these features significantly differentiate VCN products from competing OVs and will enable VCN products to be co-administered with other therapeutic modalities such as chemotherapy and immune therapy to improve cancer treatment outcomes.

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the reverse merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc. On August 10, 2018, we effected a one for thirty-five reverse stock split of our authorized, issued and outstanding common stock.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. Prior to the VCN Acquisition, we employed 9 individuals, all of whom were full-time employees, of which 5 were part of our research and clinical development team and clinical development team and 4 were part of our financial reporting and accounting team. As of March 16, 2022, we employed 16  individuals, all of whom are full-time employees, of which 5 were part of our research and clinical development team in the United States and six were part of VCN’s research and clinical development team located in Spain, one is part of VCN’s management team located in Spain and 4 were part of our financial reporting and accounting team located in the United States.

A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees in the United States are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. As is the usual situation in Spain, all the employees are currently covered by a collective bargaining system specific for the pharma sector. Although we continually seek to add additional talent to our work force, management believes that it has sufficient human capital to operate its business successfully.

Competitive Pay and Benefits

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
●	we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry;
●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance; and
●	all employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, and unpaid parental leave.

Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Accordingly, with the global spread of the ongoing novel coronavirus pandemic, we have implemented plans designed to address and mitigate the impact of the COVID-19 pandemic on the safety of our employees and our business, which include:

●	adding work from home flexibility;

●	adjusting attendance policies to encourage those who are sick to stay home;
●	increasing cleaning protocols across all locations; and
●	initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Properties

Our principal executive offices are located at 9605 Medical Center Drive, Suite 270, Rockville, Maryland 20850. VCN personnel will continue to operate from laboratories and office space leased from Grifols at Avinguda de la Generalitat, 152, 08174 Sant Cugat del Vallès, Barcelona, Spain.

Available Information

Additional information about Synthetic Biologics is contained at our website, www.syntheticbiologics.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominations Committee of the Board of Directors. Our phone number is (301) 417-4364 and our facsimile number is (301) 417-4367. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  The address of that website is www.sec.gov.

Risk Factors

Item 1A.

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

RISKS RELATED TO THE ACQUISITION OF VCN

The combined company may not experience the anticipated strategic benefits of the Acquisition.

While we anticipate certain benefits from our Acquisition of VCN, we may not be able to realize the expected benefits. We may not be able to integrate the two businesses successfully, and we could assume unknown or contingent liabilities. The VCN intellectual property may not have the scientific value and commercial potential which we envision. Any failure of the Acquisition to meet our expectations could have a material negative effect on our results of operations. There can be no assurance that the anticipated benefits of the Acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the VCN businesses with our current management and structure.

Our failure to successfully complete the integration of VCN could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating VCN’s technology and retaining personnel, especially in light of the fact that VCN’s operations are in Spain;
●	estimating the capital, personnel and equipment required for VCN based on the historical experience of management with the businesses they are familiar with; and

●	minimizing potential adverse effects on existing business relationships.

We do not anticipate generating revenue from VCN product or technology sales for many years.

We do not expect to derive revenue from the sale of VCN-01 for many years and there can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated.

In order to develop VCN product or technology we will have to devote significant resources to VCN product or technology  and will need to raise additional capital to fully develop the newly acquired product candidates.

We have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million.  Obtaining requisite regulatory approvals for the clinical trials of VCN-01 are anticipated to require significant expenditures. We have incurred significant losses from operations to date and expect our expenses to increase in connection with our ongoing activities, and the addition of VCN’s activities. In order to fully develop the newly acquired VCN product candidates we will need to raise additional capital. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us.

The market price of our common stock following the Acquisition may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition for a number of reasons including if:

●	investors react negatively to the prospects of the post-Acquisition business and prospects;
●	the effect of the Acquisition on our business and prospects is not consistent with the expectations of financial or industry analysts; or
●	the post-Acquisition company does not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts.

Our stockholders will experience substantial dilution from the issuance of the Acquisition consideration and may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.

Our stockholders will experience substantial dilution from the issuance of the Acquisition consideration. If post-Acquisition we are unable to realize the full strategic and financial benefits currently anticipated from the Acquisition, our securityholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the post-merger company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the year ended December 31, 2021, our operating activities used net cash of approximately $12.9 million and as of December 31, 2021 our cash and cash equivalents were $67.3 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2021, our accumulated deficit totaled approximately $271.3 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned later stage clinical trials of VCN-01, Phase 1a/2a clinical trial of SYN-004, our Phase 1 single-ascending and multiple-ascending dose clinical trials of SYN-020, and a potential Phase 2a clinical trial of SYN-020 but, may not be sufficient for post-Phase 2a future clinical programs for SYN-020 or additional trials of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

The COVID-19 global health crisis has and could continue to impact our planned operations, including our clinical studies

In January 2020, the World Health Organization declared a global pandemic for the novel strain of coronavirus, COVID-19. Since then, the COVID-19 coronavirus has spread to multiple countries, including throughout the United States. We have experienced disruptions that have impacted our business and clinical trials and expect to experience additional disruptions as the pandemic continues, including:

●	unwillingness of potential study participants to enroll in new clinical trials and/or visit healthcare facilities;
●	postponement of enrollment in our SYN-004 Phase 1b/2a clinical study;
●	postponement of the initiation of our SYN-020 Phase 2 studies;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical site visits by study participants and clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the manufacture and transport of clinical trial materials, such as investigational drug product used in our clinical trials;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

Our business and the business of the suppliers of our clinical product candidates has been and is expected to continue to be materially and adversely affected by the pandemic. While we are currently not experiencing material delays, such events could result in the delay or complete or partial closure of clinical trial sites or one or more manufacturing facilities which could impact our supply of our clinical product candidates. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

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

In addition, the COVID-19 outbreak could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office, or due to quarantines. The COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

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

While we are currently not experiencing any delays, we have in the past experienced delays in clinical testing of our product candidates due to COVID-19 and may in the future experience other delays. These delays may result in the need for trials to be redesigned and may impact whether they will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the COVID-19 pandemic, delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Manufacturing considerations for clinical development candidates may include an expected several month lead time following a decision to commence any clinical trial(s) and capacity considerations of our third-party contract manufacturers to provide clinical supply of our product candidates could cause delays in clinical trials. Furthermore, due to the COVID-19 pandemic, many manufacturers have been prioritizing the manufacture of COVD-19 related products, increasing the manufacturing lead times for non-COVID-19 related products. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development and timeliness and approval process and delay our ability to generate revenue.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the current COVID-19 pandemic has, at points, caused an interruption in our clinical trial activities. Additionally, supply chain disruptions impact and may continue to impact our research activities. Moreover, at the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and, in February 2022, Russia invaded Ukraine. In response, North Atlantic Treaty Organization, or NATO has deployed additional military forces to Eastern Europe and the Biden administration announced certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and despite the fact that we currently do not plan any clinical trials in Eastern Europe, may adversely impact the cost and coduct of our international clinical trials of our product candidates.

We expect to continue to incur significant operating and capital expenditures.

Other than with respect to the three months ended December 31, 2017 and June 30, 2010, we have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We expect that later stage clinical trials, if conducted, including a Phase 3 clinical program of SYN-004 (ribaxamase) for the prevention of aGVHD or CDI, will enroll a greater number of patients than our prior clinical trials and will be more costly than our prior clinical trials. In addition, we anticipate a need for additional employees as we undertake later stage clinical trials. We have also incurred certain obligations pursuant to the terms of the Purchase Agreement including the assumption of $2.4 million of liabilities and have agreed to a post-closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million.  Further development of VCN’s product candidates will require additional expenditures. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

●	continue to undertake preclinical development and mid and late-stage clinical trials for our product candidates, including SYN-004 (ribaxamase), and SYN-020;
●	seek regulatory approvals for our product candidates;
●	develop our product candidates for commercialization;
●	implement additional internal systems and infrastructure;
●	license or acquire additional technologies;
●	lease additional or alternative office facilities;
●	manufacture product for clinical trials and commercial use; and
●	hire additional personnel, including members of our management team.

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

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs associated with manufacturing-related services to produce materials for use in our clinical trials;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs incurred to screen and enroll patients; and
●	The costs and timing of regulatory approvals.

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

We currently have no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.

Our ability to generate revenue depends heavily on:

●	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;
●	demonstration in current and future clinical trials that our lead product candidates, VCN-01 in PDAC and VCN-01 RB, SYN-004 (ribaxamase) and SYN-020, are safe and effective;
●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
●	successful manufacture and commercialization of our product candidates; and
●	market acceptance of our products.

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

To date we have not conducted any cancer research and development activities and there can be no assurance that we will successfully be able to do so.

Prior to the VCN Acquisition, our focus was on the microbiome and our research and development was focused primarily on therapeutics for various microbiome related diseases.  Upon the VCN Acquisition, our focus has shifted to the use of oncolytic viruses to treat cancer.  Although, we have members of management that have experience in this field, we may not be successful as a company with such focus.

In the past Oncolytic Viruses have experienced certain safety challenges.

Although current clinical trials of oncolytic virotherapies have supported their role as a potential treatment for cancer, there is the risk of uncontrolled replication in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by VCN or a competitor would have an adverse impact on VCN’s future research and development efforts.

Our research and development efforts may not result in commercially successful products and technologies, which may limit our ability to achieve profitability.

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

The success of our business currently depends on our development, approval and commercialization of our lead product candidates, VCN-01, SYN-004 (ribaxamase) and SYN-020. Our ongoing Phase 1b/2a clinical trial of SYN-004 for the prevention of aGVHD in allogeneic HCT recipients,  our fully dosed Phase 1 single ascending and multiple ascending dose studies of SYN-020 and ongoing early-stage clinical trials of VCN-01 are not designed as registrational clinical trials and we currently do not have the necessary funding to complete any late stage registrational clinical trials. There are many uncertainties known and unknown that may affect the outcome of future clinical trials. All of our product candidates, including SYN-004 (ribaxamase), SYN-020 and VCN-01, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Failure to obtain regulatory approvals of SYN-004 (ribaxamase), SYN-020 or VCN-01 in a timely manner would have a material adverse impact on our business. Even if we successfully develop SYN-004 (ribaxamase), SYN-020, or VCN-01 or other new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. VCN has entered license agreements upon which its technology is dependent. We entered into an option agreement with MGH to enter into an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. There can be no assurance that we will be able to reach agreement on license terms or that the terms will be favorable to us. This license agreement is expected to require us to meet certain diligence requirements and timelines in order to keep the license agreement in effect. In addition, certain license agreements, including the one that may potentially be entered into with MGH, typically contain provisions requiring royalty free non-exclusive licenses to the U.S government if any federal funding was used to invent any of the patents being licensed. In the event we or our sublicensee are not able to meet our diligence requirements contained in the license agreement with MGH or any other license agreement, we may not be able to retain the rights granted under our agreement or renegotiate with our arrangement institution on reasonable terms, or at all. If any license were to terminate and we were to lose the right to commercialize our products, our business opportunity would be adversely affected. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our agreement with UT Austin allows UT Austin to terminate its agreement if we fail to comply with the terms of the agreement.

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

Our agreements with Washington University and MGH may require that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. Now that the Acquisition has been consummated, we will require additional employees to support those operations. In addition, we intend to commence manufacturing of SYN-004 (ribaxamase) and SYN-020 materials to support potential future clinical studies which will require us to incur additional expenses.

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

The pharmaceutical and biotechnology industries, including the monoclonal antibody industry, are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of our competitors have drugs that have already been commercialized and therefore benefit from being first to market their products. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us, including for different indications of the same active ingredients that comprise our pipeline products. These competitors will compete with us in product sales as well as recruitment and retention of qualified scientific and management personnel, establishment of clinical trial sites and patient enrollment for clinical trials, as well as in the acquisition of technologies and technology licenses complementary to our programs or advantageous to our business. Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd.,Artugen Therapeutics, Inc., AzurRx, Inc., Da Volterra, Deinove, Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Seres Therapeutics, Inc., Summit Therapeutics plc., and Vedanta Biosciences, Inc. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Amgen, Inc., Astellas Pharma, Janssen Biotech, Inc., Mallinckrodt plc, Novartis International AG, Pfizer, Inc., Roche AG and Takeda Pharmaceutical Company Ltd. Companies that currently sell or are developing proprietary products for pertussis include: GlaxoSmithKline plc, Mitsubishi Tanabe Pharma Corporation and Sanofi S.A. AG. The infectious disease market is highly competitive with many generic and proprietary intravenous and oral formulations available to physicians and their patients. For our monoclonal antibodies, we currently do not expect to be able to deliver our infectious disease candidates via the oral route and may thus be limited to the in-patient and/or acute treatment setting. In addition, academic research centers may develop technologies that compete with our SYN-004, SYN-020, and SYN-005 products and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, VCN -01, SYN-004 (ribaxamase) and SYN-020, are established cGMP manufacturers. For all other therapeutic areas, we have not yet established cGMP manufacturers for our biologic and drug candidates. We do not currently have definitive agreement with any third party vendor for the manufacture of SYN-004. We currently have only one manufacturer for each of our lead product candidates VCN-01, SYN-004 or SYN-020. Although we believe additional manufacturers are available, if either of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of VCN-01, SYN-004 (ribaxamase) or SYN-020 could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of our product candidates requires significant expertise and manufacturers may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. We may experience longer than expected lead times with respect to the manufacture of clinical drug supply, which may result from the increase in manufacturing scale necessary to conduct our anticipated late-stage clinical trials and result in trial delays. Furthermore, due to the COVID-19 pandemic, many manufacturers have been prioritizing the manufacture of COVID-19 related products, increasing the manufacturing lead times for non-COVID-19 related products.In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

For the proposed Phase 2 clinical trial of VCN-01  in patients with PDAC, we plan to administer, our clinical product candidate, VCN-01, in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.

For each of our planned Phase 2 clinical trial of VCN-01 in patients with PDAC,  we plan to administer VCN-01 in combination with already approved standard of care drug, gemcitabine/nab-paclitaxel, for which there has recently been a supply shortage. Therefore, our success will be dependent upon the continued use of and ability to obtain the standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of March 16, 2022, we employed 16 full-time employees, including employees located at VCN's offices in Barcelona, Spain. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our small  work force, we expect in future years to require additional personnel to support our later stage research and development efforts. Now that the Acquisition is consummated, we will require additional employees to support those operations. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of SYN-004, SYN-020, VCN-01 and our agreements with Washington University and other collaborators. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

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

We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Outside of the United States, the laws, regulations and standards in many jurisdictions apply broadly to the collection, use, and other processing of personal information. For example, in the European Union, the collection and use of personal data are governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union. member states governing the processing of personal data, impose strict obligations on entities subject to the GDPR, including but not limited to: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent from data subjects; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with the data protection rights of data subjects; and (iv) obligations to report certain personal data breaches to governmental authorities and individuals. Data protection authorities from the different E.U. member states and other European countries may enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing European personal data. Failure to comply with the requirements of the GDPR and the related national data protection laws may result in significant monetary fines and other administrative penalties (the GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater) as well as civil liability claims from individuals whose personal data was processed. Additionally, expenses associated with compliance could reduce our operating margins.

The GDPR also prohibits the transfer of personal data from the E.U. to countries outside of the E.U. unless made to a country deemed by the European Commission to provide adequate protection for personal data or accomplished by means of an approved data transfer mechanism (e.g., standard contractual clauses). Data protection authority guidance and enforcement actions that restrict companies’ ability to transfer data may increase risk relating to data transfers or make it more difficult or impossible to transfer E.U. personal data to the U.S.

REGULATORY RISKS

If we do not obtain the necessary regulatory approvals in the U.S. and/or other countries we will not be able to develop or sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates or any product candidates we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. We will be required to conduct clinical trials that will be costly and we currently do not have the funding to complete any registrational clinical trials. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our product candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA (or equivalent foreign regulatory authorities). We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive product revenues from our product candidates; and diminish any competitive advantages that we may otherwise believe that we hold.

Even if we comply with all FDA (or equivalent foreign regulatory authorities) requests, the FDA may ultimately reject one or more of our NDAs or BLAs. We may never obtain regulatory clearance for any of our product candidates. Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In addition, the FDA (or equivalent foreign regulatory authorities) may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product. The results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.

In foreign jurisdictions, we must also receive approval from the appropriate regulatory authorities before we can commercialize any products, which can be time consuming and costly. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above but processes, requirements and timelines for approval by these agencies may differ significantly from the FDA. There can be no assurance that we will receive the approvals necessary to commercialize our product candidate for sale outside the United States.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IND application with the FDA or foreign equivalent to commence clinical trials;
●	identification of, and acceptable arrangements with, one or more clinical sites;
●	obtaining IRB or EC approval to commence clinical trials;
●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment;
●	lower than expected rates of patient completion of clinical trials;

●	inability to obtain supply of our drug candidate in a timely manner;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unwillingness of the FDA or foreign equivalent, or IRBs to permit the clinical trials to be initiated.

In addition, we, IRBs or the FDA or foreign equivalent may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs /ECs or the FDA or foreign equivalent finds deficiencies in our submissions or conduct of our trials.

The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials as was the case with SYN-010. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Success in VCN’s Phase 1 PDAC clinical trial or Retinoblastoma clinical trial does not ensure success of VCN-01, especially in light of the small number of patients treated in those trials. Success of our predecessor P1A clinical product or positive topline data from our previous SYN-004 (ribaxamase) Phase 1 and Phase 2 clinical trials, does not ensure success of SYN-004 (ribaxamase). Furthermore, the FDA could determine that SYN-004 (ribaxamase) has not demonstrated safety and require additional clinical trials and safety data, despite positive results from our SYN-004 (ribaxamase) Phase 2b clinical trial and the determination by clinical sites investigators and an independent third party that the serious adverse events that occurred in the group that received SYN-004 in our Phase 2b clinical trial were not drug related. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

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

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients. For example, the FDA or foreign equivalents could determine that VCN -01 or SYN-004 has not demonstrated safety, that adverse events are drug related and require additional clinical trials and safety data, despite positive results from VCN’s Phase 1 clinical trial or our SYN-004 Phase 2b clinical trial and the determination by clinical sites investigators and an independent third party that the adverse events that occurred in the group that received VCN-01 in VCN’s Phase 1 clinical trials or SYN-004 in our Phase 2b clinical trial were not drug related.

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

If one of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

●	demonstration of safety and efficacy;
●	changes in the practice guidelines and the standard of care for the targeted indication;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	budget impact of adoption of our product on relevant drug formularies;
●	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;
●	effectiveness of our or any of our partners’ sales and marketing strategies;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
●	the availability of adequate third-party insurance coverage or reimbursement.

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

We and VCN depend on independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to advise us and to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

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

We have in the past and expect to have in the future agreements with third-party contract research organizations (CROs) under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our SYN-004,SYN-020 and VCN-01 clinical trials and to manage data for our clinical programs. Our Phase 1b/2a clinical trial of SYN-004, Phase 1 clinical trials of SYN-020 and anticipated clinical trials for VCN-01 are being conducted by clinical sites over which we have little direct control. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. If our CROs or investigator-sponsored clinical sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

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

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA or foreign equivalent has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs.

Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing continued healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates and will face an even greater risk if we sell our product candidates commercially. Currently, we are not aware of any anticipated product liability claims with respect to our product candidates. In the future, an individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs of related litigation;
●	initiation of investigations by regulators;
●	substantial monetary awards to patients or other claimants;
●	distraction of management’s attention from our primary business;
●	product recalls;
●	loss of revenue; and

●	the inability to commercialize our product candidates.

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

If any other person files patent applications, or is issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. We, or our licensors, may also need to participate in interference proceedings involving our issued patents and pending applications of another entity. The European Patent Office and some national patent authorities have formal patent opposition processes where the validity of issued patents may be challenged. If a patent opposition is filed, we, or our licensors, may also need to participate in opposition proceedings involving our issued patents

The intellectual property environment in the monoclonal antibody field is particularly complex, constantly evolving and highly fragmented. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patents. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

We previously received notification from the NYSE American citing failure to comply with the minimum stockholders’ equity continued listing standard as set forth in Part 10, Section 1003 of the Company Guide. Although in the past we have been able to cure previously cited deficiencies, there can be no assurance that we will continue to meet the NYSE American continued listing requirements.

In addition, in the future we may not be able to maintain minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders’ equity requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 200,000,000 shares of common stock, of which 158,437,840 shares of common stock were issued and outstanding as of March 16, 2022. At March 16, 2022, we had reserved 12,600,241 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 200,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 12,800,241, which in addition to the 158,437,840 shares issued and outstanding, would leave 28,759,591 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. At our

2021 Annual Meeting of Shareholders, we sought shareholder approval of an amendment to our Articles of Incorporation, as amended, to increase our authorized number of shares of common stock, which approval was not obtained. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions; however, there can be no assurance that we will be successful in obtaining the required approval for any such action.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 8, 2021, the price of our common stock closed at $1.17 per share while on October 18, 2021, our stock price closed at $0.4362 per share and on February 3, 2022, our stock price closed at $0.23 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;

●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and new sanctions against Russia, which restrict a wide range of trade and financial dealings with Russia and Russian persons, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.”  These short squeezes have caused extreme volatility in those companies and in the market and have led the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Provisions of our articles of incorporation, as amended and our amended and restated bylaws may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, as amended, and amended and restated bylaws, among other things:

●	provide the board of directors with the ability to alter the bylaws without stockholder approval; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

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

The shares of common stock offered under our current Amended and Restated At The Market Issuance Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Investors who purchase shares that are sold under our current Amended and Restated At The Market Issuance Sales Agreement at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price.

Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters are located in Rockville, Maryland, where we occupy approximately 10,363 square feet of office space under a lease agreement expiring December 31, 2027, with monthly rent of $27,187. VCN currently leases approximately 4,946 square feet of office and lab space office space in Barcelona, Spain under a lease agreement with Grifols expiring October 2026, which an option to renew for an additional five years with monthly rent of 25,000 Euros per month.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NYSE American under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The last price of our common stock as reported on the NYSE American on March 14, 2022 was $0.231 per share.

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

Holders

As of March 16, 2022, we had approximately 288 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2021 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the year ended December 31, 2021.

Item 6.

[Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2021 and 2020 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a diversified clinical-stage company developing therapeutics in ares of high unmet need. Prior to the Acqusiition fo VCN, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas of high unmet need which included. our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. Upon consummation of the Acquisition of VCN, described in more detail below, we are now also focused upon the development of  new oncolytic adenovirus  platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune-system.

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

Acquisition of VCN Biosciences, S.L

On March 10, 2022, we completed our acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN.

VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL), with a number of additional patents pending.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-vs-host disease; allo-HCT allogeneic hematopoietic cell transplant. IAP recombinant bovine intestinal alkaline phosphatase II. CPI immune checkpoint inhibitor. Gem/Nab Gemcitabine + Abraxane® (nab-paclitaxel). HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. MAD multiple ascending dose. ODD Orphan Drug Designation. OV oncolytic adenovirus engineered to selectively replicate in tumors and express hyaluronidase enzyme PH20.

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD and infection by carbapenem resistant enterococci and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

²Depending on funding/partnership. SYN-004 may enter an FDA-agreed Phase 3 clinical trial for the treatment of Clostridioides difficile infection.

³We have an option-license agreement with Massachusetts General Hospital to develop SYN-020 in several potential indications related to inflammation and gut barrier dysfunction.

Financial Developments

B Riley and AGP Securities Sales Agreement

We entered into an Amended and Restated At Market Issuance Sales Agreement, dated February 9, 2021, with B. Riley Securities, Inc., or B. Riley, and A.G.P./Alliance Global Partners, or AGP and together with B. Riley, the sales agents (the “Amended and Restated ATM Sales Agreement”), which replaced the At Market Issuance Sales Agreement, dated August 5, 2016, with B. Riley Securities, Inc.

(formerly known as B. Riley FBR, Inc.), as amended by amendment no. 1 thereto, dated May 7, 2018 (the “Original ATM Sales Agreement”).

During the year ending December 31, 2021, we sold approximately 78.7 million shares of our common stock and received net proceeds of approximately $66 million, pursuant to the Amended and Restated ATM Sales Agreement and during the year ended December 31, 2020 we sold approximately 9.2 million shares of our common stock and received net proceeds of approximately $3.4 million, pursuant to the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement.

Stock Warrants

On November 16, 2020, the exercise price of warrants issued by us in October 2018 (the “2018 Warrants”) was reduced from $1.38 per Warrant per full share of the Company’s common stock, $0.001 par value per share, to $0.69 per 2018 Warrant per full share of common stock pursuant to the terms of the Warrants. The reduction was the result of the issuance of shares of common stock by the us through its “at the market offering” facility. An entry to reduce the income available to common shareholders was recorded for $880,000 to recognize the value of the effect of the change in exercise price. During January and February 2021, 11,655,747 2018 Warrants were exercised for cash proceeds of $8.0 million.

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

There are accounting policies, each of which requires significant judgments and estimates on the part on management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2021 and 2020, we have accrued CRO expenses of $0.7 million that are included in accrued expenses. As of December 31, 2021, and 2020, we have prepaid CRO costs of $0.5 million that are included in prepaid expenses.

Results of Operations

Years Ended December 31, 2021 and 2020

General and Administrative Expenses

General and administrative expenses increased to $6.5 million for the year ended December 31, 2021, from $5.0 million for the year ended December 31, 2020. This increase of 28.7% primarily comprised of increased consulting and legal costs related to the VCN acquisition, higher insurance costs, audit fees, and public relations expenses.  The charge relating to stock-based compensation expense was $0.3 million for the year ended December 31, 2021, compared to $0.3 million for the year ended December 31, 2020. In addition, we expect general and administrative expenses to increase as we increase headcount due to the Acquisition.

Research and Development Expenses

Research and development expenses increased to $7.8 million for the year ended December 31, 2021, from $5.1 million for the year ended December 31, 2020. This increase of 53% is primarily the result of increased clinical trial expenses as we continued dosing patients in the Phase 1b/2a clinical trial of SYN-004, the dosing of healthy volunteers in the SAD and MAD Phase 1 clinical trials for SYN-020, and by higher indirect program costs for the year ended December 31, 2021, including an increase in manufacturing costs for SYN-020.  We anticipate research and development expense to increase as our ongoing clinical trials continue to enroll patients. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $76,000 for the year ended December 31, 2021, compared to $66,000 for the year ended December 31, 2020.  In addition, we expect research and development expenses to increase as we incur program costs for VCN’s product candidates.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the years ended December 31, 2021 and 2020. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

	December 31,	December 31,
	2021	2020
Therapeutic Areas	(in thousands)	(in thousands)
SYN-020	$2,431	$—
SYN-004	1,366	245
SYN-010	—	430
Other therapeutic areas	10	40
Total direct costs	3,807	715
Total indirect costs	3,993	4,416
Total research and development	$7,800	$5,131

Total Other Income

Other income was $6,000 for the year ended December 31, 2021, compared to other income of $44,000 for the year ended December 31, 2020. Other income for the year ended December 31, 2021 and 2020 is primarily comprised of interest income from investments.

Net Loss

Our net loss for the year ended December 31, 2021 was $14.3 million, or ($0.19) per common share, compared to $10.0 million, or ($0.66) per common share for the year ended December 31, 2020. Net loss attributable to common stockholders for the year ended December 31, 2021 was $23.2 million and excludes net loss attributable to non-controlling interest of $1,000, and includes the accretion of the Series B preferred stock deemed dividends of $1.5 million on converted shares and Series A preferred stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million. Net loss attributable to common stockholders for the year ended December 31, 2020 was $12.6 million, and excludes net loss attributable to non-controlling interest of $73,000 and includes the accretion of the Series B preferred stock deemed dividends of $1.4 million on converted shares, the effect of the warrant exercise price adjustment of $880,000 and Series A preferred stock accrued dividends of $254,000.

Liquidity and Capital Resources

We have experienced significant losses since inception, incurred negative cash flows from operations, and have a significant accumulated deficit. We have incurred an accumulated deficit of $271.3 million as of December 31, 2021 and expect to continue to incur losses in the foreseeable future.

Our cash and cash equivalents totaled $67.3 million as of December 31, 2021, an increase of $61.1 million from December 31, 2020. During the year ended December 31, 2021, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $14.3 million for the year ended December 31, 2021. From January through December 31, 2021, we have raised approximately $74 million from cash received via the exercise of the 2018 Warrants and sales of our common stock through the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement. With the cash available in mid March 2022 of $57.1 million, we believe these resources will be sufficient to fund our operations through at least the end of the fourth quarter of 2023, including the $2.4 million of obligations we agreed to assume and the $27.8 million of research and development expenses we agreed to fund over the next three years.

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

Although we are experiencing limited, if any, adverse impact to our financial stability stemming from the global economic slowdown, the overall disruption of global healthcare systems and other risks and uncertainties associated with the COVID-19 pandemic, including uncertainty regarding our clinical trial timelines, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2021, our only source of cash was from the exercise of the 2018 Warrants and sales of our common stock through the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement discussed above.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $57.1 million in mid March 2022 is sufficient to fund our operations through at least the end of the fourth quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our planned Phase 1 and Phase 2 clinical programs for SYN-020 and to fund our committed obligations under the Purchase Agreement for the VCN Acquisition.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, the Phase 1 SAD and MAD clinical studies and planned Phase 2a clinical trial of SYN-020, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

As the COVID-19 coronavirus continues to spread around the globe, we have experienced disruptions that impacted our business and clinical trials, including halting the enrollment of new patients in our previous Phase 2b investigator-sponsored clinical trial of SYN-010 and postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the future effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2021 and 2020, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Consulting Fees

In November 2017, we engaged a regulatory consultant to assist in our efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement was on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. We were obligated to pay the consultant a monthly retainer in addition to the success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. We do not deem the contingent fee is probable at this time.

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

Stockholders and Board of Directors

Synthetic Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synthetic Biologics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements, and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Liquidity

As described in Note 1 to the consolidated financial statements, the Company has a significant accumulated deficit and has experienced significant losses and incurred negative cash flows since inception.  The Company expects to continue incurring losses for the foreseeable future.  Further, the Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts. The Company is dependent on its ability to raise additional funding from the capital markets in order to continue to fund its operations.

We identified management’s evaluation of the Company’s liquidity as a critical audit matter due to the significant judgments and assumptions used by management in (i) preparing its forecast of cash expenditures to support the Company’s drug development and clinical trials, including anticipated expenditures related to the acquisition of VCN BioSciences, S.L (“VCN”) subsequent to year end as described in Note 9, and (ii) providing complete and accurate disclosures related to the Company’s liquidity. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of underlying data used in the forecasted cash expenditures by (i) inspecting contractual arrangements with third-party clinical research organizations and suppliers, and (ii) considering current and past expenditures in evaluating the forecasted fixed and variable costs.
●	Assessing the reasonableness of management’s key assumptions in forecasting cash expenditures by (i) performing a retrospective review of historical forecasts, (ii) comparing information related to the Company’s ongoing and anticipated clinical trials and drug development pipeline to management’s assumptions, and (iii) assessing the anticipated cash flows required to fund the payment of the cash portion of the transaction price for the acquisition of VCN and the forecasted expenditures that will be required to fund the development of VCN’s various drug candidates.
●	Evaluating the adequacy of management’s disclosure in the consolidated financial statements regarding the Company’s liquidity by comparing to other audit evidence obtained to determine whether such information is consistent with or contradictory to the Company’s liquidity disclosure.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Potomac, Maryland

March 16, 2022

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	December 31,	December 31,
	2021	2020
Assets

Current Assets
Cash and cash equivalents	$67,325	$6,227
Prepaid expenses and other current assets	1,533	1,707
Total Current Assets	68,858	7,934

Property and equipment, net	101	174

Right of use asset	1,383	279

Deposits and other assets	23	23

Total Assets	$70,365	$8,410

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$524	$886
Accrued expenses	1,928	925
Accrued employee benefits	978	868
Lease liability	124	287
Total Current Liabilities	3,554	2,966
Lease liability - Long term	1,403	186
Total Liabilities	4,957	3,152

Commitments and Contingencies	—	—
Series A Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 and 120,000 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	12,798
Stockholders’ Equity (Deficit):
Series B Preferred Stock, $1,000 par value; 10,000,000 shares authorized, 0 and 3,973 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	2,477
Common stock, $0.001 par value; 200,000,000 shares authorized, 132,044,866 issued and 132,042,538 outstanding at December 31, 2021 and 29,252,253 issued and 29,249,925 outstanding at December 31, 2020	132	29
Additional paid-in capital	336,560	240,821
Accumulated deficit	(271,284)	(248,094)
Total Synthetic Biologics, Inc. and Subsidiaries Equity (Deficit)	65,408	(4,767)
Non-controlling interest	—	(2,773)
Total Stockholders’ Equity (Deficit)	65,408	(7,540)
Total Liabilities and Stockholders’ Equity	$70,365	$8,410

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the year ended December 31,
	2021	2020
Operating Costs and Expenses:
General and administrative	$6,474	$5,029
Research and development	7,800	5,131
Total Operating Costs and Expenses	14,274	10,160
Loss from Operations	(14,274)	(10,160)
Other Income:
Interest income	6	44
Total Other Income	6	44

Net Loss	(14,268)	(10,116)

Net Loss Attributable to Non-controlling Interest	(1)	(73)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(14,267)	$(10,043)

Series A Preferred Stock Dividends	(24)	(254)
Series B Preferred Stock Dividends	(1,496)	(1,380)
Effect of Series A Preferred Stock price adjustment	(7,402)	—
Effect of Warrant exercise price adjustment	—	(880)
Net Loss Attributable to Common Stockholders	$(23,189)	$(12,557)

Net Loss Per Share - Basic and Dilutive	$(0.19)	$(0.66)

Weighted average number of shares outstanding during the period - basic and dilutive	121,875,042	19,011,362

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Stockholders (Deficit) Equity

(In thousands, except share and par value amounts)

	Common Stock		Series B Preferred
								Total
						Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	(Deficit) Equity

Balance at December 31, 2019	16,806,430	$17	7,638	$4,761	$232,580	$(235,537)	$(2,878)	$(1,057)

Stock-based compensation	—	—	—	—	350	—	—	350
Stock issued under “at-the-market” offering	9,256,535	9	—	—	3,350	—	—	3,359
Series A Preferred Stock Dividends	—	—	—	—	—	(254)	—	(254)
Issuance of SYN Biomics Stock	—	—	—	—	—	—	178	178
Effect of Warrant exercise price adjustment	—	—	—	—	880	(880)	—	—
Conversion of Series B Preferred Stock to Common	3,186,960	3	(3,665)	(2,284)	3,661	(1,380)	—	—
Net Loss	—	—	—	—	—	(10,043)	(73)	(10,116)

Balance at December 31, 2020	29,249,925	$29	3,973	$2,477	$240,821	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	—	—	—	—	416	—	—	416
Stock issued under "at-the-market" offering	78,685,315	79	—	—	65,881	—	—	65,960
Series A Preferred Stock Dividends	—	—	—	—	—	(24)	—	(24)
Warrants Exercised	11,655,747	12	—	—	8,030	—	—	8,042
Effect of Series A Preferred Stock price adjustment	—	—	—	—	7,402	(7,402)	—	—
Conversion of Series A Preferred Stock to Common	8,996,768	9	—	—	12,813	—	—	12,822
Conversion of Series B Preferred Stock to Common	3,454,783	3	(3,973)	(2,477)	3,971	(1,497)	—	—
Net Loss	—	—	—	—	—	(14,267)	(1)	(14,268)
Reversal of noncontrolling interest due to return of Syn Biomics shares	—	—	—	—	(2,774)	—	2,774	—
Balance at December 31,2021	132,042,538	$132	—	$—	$336,560	$(271,284)	$—	$65,408

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(14,268)	$(10,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	416	350
Subsidiary stock issuances to vendor	—	178
Depreciation	87	201
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	174	(326)
Right of use asset	166	141
Accounts payable	(363)	(1,429)
Accrued expenses	1,004	(851)
Accrued employee benefits	110	(67)
Lease liability	(216)	(249)
Net Cash Used In Operating Activities	(12,890)	(12,168)

Cash Flows From Investing Activities:
Purchases of property and equipment	(14)	(9)
Net Cash Used In Investing Activities	(14)	(9)

Cash Flows From Financing Activities:
Proceeds from “at-the-market” stock issuance	65,960	3,359
Proceeds from issuance of common stock for warrant exercises	8,042	—
Net Cash Provided By Financing Activities	74,002	3,359
Net increase (decrease) in cash and cash equivalents	61,098	(8,818)
Cash and cash equivalents at beginning of year	6,227	15,045
Cash and cash equivalents at end of year	$67,325	$6,227

NONCASH FINANCING ACTIVITIES:
Conversion of Series A Preferred Stock	$12,822	$—
Effect of Series A Preferred Stock price adjustment	$7,402	$—
Return of SYN Biomics Stock	$2,774	$—
Conversion of Series B Preferred Stock	$2,477	$2,284
Deemed dividends for accretion of Series B Preferred Stock discount	$1,496	$1,380
Right of use assets from operating lease	$1,270	$—
In-kind dividends in preferred stock	$24	$254
Effect of Warrant exercise price adjustment	$—	$880

See accompanying notes to consolidated financial statements

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a diversified clinical-stage company operating in one segment currently developing therapeutics designed to prevent and treat gastrointestinal (GI) diseases in areas of high unmet need. The Company’s lead clinical development candidates are: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the gastrointestinal (GI) tract to prevent (a) microbiome damage, (b) Clostridioides difficile infection (CDI), (c) overgrowth of pathogenic organisms, (d) the emergence of antimicrobial resistance (AMR) and (e) acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under Current Good Manufacturing Practice (cGMP) conditions and intended to treat both local GI and systemic diseases.

The Company was also developing SYN-010 to reduce the impact of methane-producing organisms in the gut microbiome to treat an underlying cause of irritable bowel syndrome with constipation (IBS-C). On September 30, 2020, Cedars Sinai Medical Center (CSMC) (the Company’s SYN-010 clinical development partner) informed the Company that it agreed to discontinue the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 IBS-C patients. Based on the results of a planned interim futility analysis, it was concluded that although SYN-010 was well tolerated, it was unlikely to meet its primary endpoint by the time enrollment is completed.

Corporate Structure and Basis of Presentation

As of December 31, 2021, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Pipex Therapeutics, EPI, Healthmine and Putney are wholly owned, and Solovax, CD4, Epitope and SYN Biomics are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Synthetic Biologics, Inc. All statements of operations, (deficit) equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in Delaware in January 2002, Putney which was incorporated in Delaware in November 2006, Healthmine which was incorporated in Delaware in December  2007 and SYN Biomics which was incorporated in Nevada in December 2013.

Liquidity

As of December 31, 2021, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation – (continued)

Cash and cash equivalents totaled approximately $67.3 million as of December 31, 2021, which includes the net proceeds of approximately $66 million from sales of its Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds of approximately $8.0 million through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, the Company believes it will be able to fund its operations through the next twelve months from the issuance date of these financial statements. Management believes its plan, which includes the further development of SYN-020, additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow the Company to meet its financial obligations, further advance key products, and maintain the Company’s planned operations for at least one year from the issuance date of these consolidated financial statements. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

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

Non-controlling Interest

The Company’s non-controlling interest represents the minority stockholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the Consolidated Statements of Operations. On September 5, 2018, the Company entered into an agreement with the minority stockholder for an investigator-sponsored Phase 2 clinical study of SYN-010. Prior to this agreement and IRB approval in December 2018, the Company’s equity interest in SYN Biomics was 88.5% and the non-controlling stockholder’s interest was 11.5%. In consideration of the support, the Company issued additional shares of stock to the minority stockholder, resulting in the Company’s equity interest in SYN Biomics being 83.0% and the non-controlling stockholder’s interest is 17.0%. During 2021, the minority stockholder returned its shares of SYN Bionics to the Company for no consideration. The Company's interest in SYN Biomics is now 100%. This is reflected in the Consolidated Statements of Equity (Deficit).

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

Depreciation and amortization expense was approximately $87,000 and $201,000 for the years ended December 31, 2021 and 2020, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2021 and 2020.

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

Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the year ended December 31, 2021 includes the effect of the Series A preferred stock price adjustment of $7.4 million, the accretion of the Series B preferred discount of $1.5 million on converted shares and Series A preferred stock accrued dividends of $0.1 million. Net loss attributable to common stockholders for the year ended December 31, 2020 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of Series B preferred discount of $1.4 million on converted shares, the effect of warrant exercise adjustment of $1.0 million and Series A preferred stock accrued dividends of $0.3 million. The number of shares of common stock underlying Series A Preferred shares convertible to common stock that were excluded from the computation of the net loss per common share for the year ended December 31, 2020 was 678,258. The number of shares of common stock underlying Series B Preferred shares convertible to common stock that was excluded from the computation of net loss per common share and for the year ended December 31, 2020 was 3,454,783. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2021 were 6,255,275 and 6,344,966, respectively, and for the year ended December 31, 2020 were 3,997,418 and 18,000,713, respectively, because their effect is anti-dilutive.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2021 and 2020, the Company has accrued CRO expenses of $0.7 million, that are included in accrued expenses. The Company has prepaid CRO costs at December 31, 2021 and 2020 of $0.5 million that are included in prepaid expenses.

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

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Cash and cash equivalents include money market accounts of $193,000 and $114,000 as of December 31, 2021 and 2020, respectively, that are measured using Level 1 inputs.

The Company uses Monte Carlo simulations to estimate the fair value of the warrants. In using this model, the fair value is determined by applying Level 3 inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different. In 2021 and 2020, the Monte Carlo simulations were not used as the value of the warrants was deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

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

Derivative Instruments

The warrants issued in conjunction with the public offering of the Company’s securities in November 2016 include a provision that if the Company were to enter into a certain transaction, as defined in the warrant agreement, the warrants would be purchased from the holder for cash. The provisions of these warrants preclude equity accounting treatment under ASC 815, Derivatives and Hedging. Accordingly, the Company is required to record the warrants as liabilities at their fair value upon issuance and re-measure the fair value at each period end with the change in fair value recorded in the Consolidated Statement of Operations. When the warrants are exercised or cancelled, they are reclassified to equity. The Company uses Monte Carlo simulations to estimate the fair value of the warrants. In November 2020, all liability-classified warrants expired. In 2019, the Monte Carlo simulations were not used as the value of the warrants was deemed to be minimal based on the historical fair value of the warrants and the Company’s current stock price.

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

Management assesses the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision. At December 31, 2021 and 2020, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company is currently assessing the impact of ASU 2020-06 on its consolidated financial statements.

In October 2021, the FASB issued Accounting Standards Update 2021-08 that address the accounting for Contract Assets and Liabilities from Contracts with Customers in a business combination (“ASU 2021-08”), with an effective date for SYN of January 1,2 2024 (earlier adoption permitted). ASU 2021-08 provides that existing contract assets and liabilities (including deferred costs to obtain and deferred revenue) are measured in a business combination under the measurement and recognition requirements of ASC 606. ASU 2021-08 should generally “result in an acquirer recognizing and measuring the acquired contract assets and liabilities consistent with how they were recognized and measured in the acquiree’s financial statements.” The Company is currently assessing the impact of ASU 2021-08 on its consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$803	$639
Prepaid clinical research organizations	458	470
Prepaid consulting, subscriptions and other expenses	272	90
Stock sales receivable	—	469
Prepaid manufacturing expenses	—	39

Total	$1,533	$1,707

Prepaid CRO expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

PROPERTY AND EQUIPMENT (in thousands)

	December 31,	December 31,
	2021	2020
Computers and office equipment	$827	$813
Leasehold improvements	94	439
Software	11	11
	932	1,263
Less: accumulated depreciation and amortization	(831)	(1,089)

Total	$101	$174

ACCRUED EXPENSES (in thousands)

	December 31,	December 31,
	2021	2020
Accrued vendor payments	$1,028	$225
Accrued clinical consulting services	696	700
Accrued manufacturing costs	204	—

Total	$1,928	$925

ACCRUED EMPLOYEE BENEFITS (in thousands)

	December 31,	December 31,
	2021	2020
Accrued bonus expense	$886	$724
Accrued vacation expense	92	144

Total	$978	$868

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants

Stock Incentive Plan

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant, and generally expire ten years after the grant date. As of December 31, 2021, there were 5,145 options issued and outstanding under the 2007 Stock Plan. There are no shares available to be issued under this plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 4,000,000 million were authorized as of September 30, 2021. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of December 31, 2021, there were 2,450,130 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan ("2020 Stock Plan") for the issuance of up to 4,000,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2021, there were 3,800,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Exercise price	$0.33	$0.42
Expected dividends	0%	0%
Expected volatility	92%	88%
Risk free interest rate	1.12%	0.31%
Expected life of option (years)	4.3	4.3

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on one-year anniversary date of grant date,
●	half vesting immediately and remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and remaining annually over two years,
●	one-half immediate vesting and remaining over nine months,
●	one-quarter immediate vesting and remaining over three years,
●	one-quarter immediate vesting and remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

During the years ended December 31, 2021 and 2020, the Company granted 2,260,000 and 1,540,000 options to employees and directors having an approximate fair value of $0.5 million and $0.4 million based upon the Black-Scholes option pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2021 and 2020 was $204,000 and $213,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2021 and 2020 was $212,000 and $137,000, respectively.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

A summary of stock option activity for the years ended December 31, 2021 and 2020 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2019	2,502,012	$3.62	6.51 years	$153,353

Granted	1,540,000	0.42
Exercised	—	—
Expired	(14,944)	17.57
Forfeited	(29,650)	0.55
Balance - December 31, 2020	3,997,418	2.35	6.09 years	—

Granted	2,260,000	0.33
Exercised	—	—
Expired	(2,143)	45.15
Forfeited	—	—

Balance -December 31, 2021 - outstanding	6,255,275	$1.61	5.58 years	$—

Balance - December 31, 2021 - exercisable	2,786,934	$3.16	4.44 years	$—

Grant date fair value of options granted - December 31, 2021		$501,000

Weighted average grant date fair value - December 31, 2021		$0.22

Grant date fair value of options granted - December 31, 2020		$412,000

Weighted average grant date fair value - December 31, 2020		$0.27

The options outstanding and exercisable at December 31, 2021 are as follows:

Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of		Exercise	Contractual		Exercise	Contractual
Exercise Price	Options	Price	Life	Options	Price	Life
$0.00 – $40.00	6,189,257	$0.75	6 years	2,720,916	$1.25	4 years
41.00 – $70.00	6,221	52.07	2 years	6,221	52.07	2 years
71.00 – $102.00	59,797	85.19	2 years	59,797	85.19	2 years

As of December 31, 2021, total unrecognized stock-based compensation expense related to stock options was $771,000, which is expected to be expensed through February 2024.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2021 or 2020. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2021 and 2020 was zero.

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

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the year ended December 31, 2021, 11,655,747 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the year ended December 31, 2020.

On November 18, 2016, the Company completed a public offering of 714,286 shares of common stock in combination with accompanying warrants to purchase an aggregate of 1,428,571 shares of the common stock. The stock and warrants were sold in combination, with two warrants for each share of common stock sold, a Series A warrant and a Series B warrant, each representing the right to purchase one share of common stock. The purchase price for each share of common stock and accompanying warrants was $35.00. The shares of common stock were immediately separable from the warrants and were issued separately. The initial per share exercise price of the Series A warrants is $50.05 and the per share exercise price of the Series B warrants is $60.20, each subject to adjustment as specified in the warrant agreements. The Series A and Series B warrants could be exercised at any time on or after the date of issuance. The Series A warrants were exercisable until the four-year anniversary of the issuance date and expired November 16, 2020. The Series B warrants expired December 31, 2017 and none were exercised prior to expiration. The warrants included a provision, that if the Company were to enter into a certain transaction, as defined in the agreement, the warrants would be purchased from the holder for cash. Accordingly, the Company recorded the warrants as a liability at their estimated fair value on the issuance date of $15.7 million and changes in estimated fair value were recorded as non-cash income or expense in the Company’s Statement of Operations at each subsequent period. At December 31, 2019, the fair value of the warrant liability was $100. The warrants were valued on the date of grant and on each remeasurement period.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Stock-Based Compensation and Warrants – (continued)

A summary of all warrant activity for the Company for the years ended December 31, 2021 and 2020 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31,2019	18,714,999	$3.24
Granted	—	—
Exercised	—	—
Forfeited	(714,286)	50.05
Balance at December 31,2020	18,000,713	0.69
Granted	—	—
Exercised	(11,655,747)	—
Forfeited	—	0.69
Balance at December 31,2021	6,344,966	$0.69

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

A summary of all outstanding and exercisable warrants as of December 31, 2021 is as follows:

			Weighted Average
	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$0.69	6,344,252	6,344,252	0.99 years
18.20	714	714	1.78 years
$0.69	6,344,966	6,344,966	1.78 years

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

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the years ended December 31, 2021 and 2020, 3,973 and 3,665 shares, respectively, were converted resulting in the recognition of deemed dividends of $1.5 million and $1.4 million, respectively, for the amortization of the Series B Preferred Stock discount upon conversion.

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

The holder’s ability to convert the Series A Preferred Stock into common stock is subject to(i) a 19.99% blocker provision to comply with NYSE American Listing Rules, (ii) if so elected by the Investor, a 4.99% blocker provision that will prohibit beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock or voting power at any time, and (iii) applicable regulatory restrictions.

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

The Series A Preferred Stock was classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is BCF at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the years ended December 31, 2021 and 2020, the Company accrued dividends of $24,000 and $254,000, respectively.

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put. The Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock (the “Certificate of Amendment”) that was filed with the Secretary of State of the State of Nevada adjusted the conversion price from $18.90 per share to $1.50 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from 4.99% to 9.99%, such increase to be effective 61 days from the date thereof. The holder of the Series A Preferred Stock converted all of its shares of Series A Preferred Stock and there are no remaining shares of the Series A Convertible Preferred stock outstanding. During January and February 2021, the Company issued 8,996,768 shares of its common stock upon the conversion effected on such date by the holder of 120,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion was accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated the fair value of the inducement consideration of $7.4 million and as a result recorded a corresponding deemed dividend of $7.4 million during the year ended December 31, 2021.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Stockholders’ Equity – (continued)

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley Securities), which enables the Company to offer and sell shares of the common stock from time to time through B. Riley Securities, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley Securities Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley Securities, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the common stock sold on the Company’s behalf. For the year ended December 31, 2020, the Company sold through the B. Riley Securities Sales Agreement an aggregate of 9.3 million shares of common stock and received net proceeds of approximately $3.4 million.

On February 9, 2021, the Company entered into an amended and restated sales agreement with B. Riley Securities, Inc. (“B. Riley”) and A.G.P./Alliance Global Partners (“AGP”) in order to include AGP as an additional sales agent for the Company’s “at the market offering” program (the “Amended and Restated Sales Agreement”).

During the year ended December 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 78.7 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million.

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

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (“IRB”) : (i) issued to CSMC 50,000 shares of common stock of the Company; and (ii) transferred to CSMC an additional 2,420,000 shares of common stock of its subsidiary SYN Biomics, Inc. (“SYN Biomics”) owned by the Company, such that after such issuance CSMC owned an aggregate of 7,480,000 shares of common stock of SYN Biomics, representing 17% of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and are based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the years ended December 31, 2021 and 2020, research and development expense recorded related to this transaction approximated $1,000 and $225,000, respectively.

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

On September 30, 2020, CSMC Medically Associated Science and Technology Program (MAST) formally agreed to discontinue the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 following the results of a planned interim futility analysis. Although it was concluded that SYN-010 was well tolerated, SYN-010 was unlikely to meet its primary endpoint by the time enrollment is completed.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Non-controlling Interest – (continued)

On November 9, 2020, the Company and its subsidiary, Synthetic Biomics, Inc. and CSMC mutually agreed to terminate the exclusive license agreement dated December 5, 2013 and all amendments thereto and the clinical trial agreement relating to SYN-010. The determination to terminate the SYN-010 license agreement was agreed to following the completion of a planned interim futility analysis of the Phase 2b investigator-sponsored clinical trial of SYN-010. On September 30, 2020, CSMC (the Company’s SYN-010 clinical development partner) informed the Company that it discontinued the ongoing Phase 2b investigator-sponsored clinical study of SYN-010 IBS-C patients. During 2021, CSMC returned its shares of SYN Biomics to the Company. The Company’s interest in SYN Biomics is now 100%.  This is reflected in the Consolidated Statements of Equity (Deficit).

The Company’s non-controlling interest is accounted for under ASC 810, Consolidation and represents the minority stockholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders in the face of the Consolidated Statements of Operations.

As of December 31, 2020, the accumulated net loss attributable to the non-controlling interest was $2.8 million and includes $73,000 of prior year losses attributable to minority stockholders including the reversal of Dr. Pimentel’s 2015 losses of $505,000 associated with the exchange of his shares of common stock in SYN Biomics for shares of the Company’s common stock. During 2021, the minority stockholder returned its shares of SYN Biomics to the Company for no consideration. The Company’s interest in SYN Biomics is now 100%.

7. License, Collaborative and Employment Agreements and Commitments

License and Collaborative Agreements

As described below, the Company has entered into several license and collaborative agreements for the right to use research, technology and patents. Some of these license and collaborative agreements may contain milestones. The specific timing of such milestones cannot be predicted and is dependent on future developments as well as regulatory actions which cannot be predicted with certainty (including actions which may never occur). Further, under the terms of certain licensing agreements, the Company may have the obligation to pay certain milestones contingent upon the achievement of specific levels of sales. Due to the long-range nature of such commercial milestone amounts, they are neither probable at this time nor predictable and consequently are not included in this disclosure.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

Cedars-Sinai Medical Center (“CSMC”) Agreement

On December 5, 2013, the Company, through its newly formed, majority owned subsidiary, SYN Biomics, entered into a worldwide exclusive License Agreement with CSMC for the development of new treatment approaches to target non-bacterial intestinal microorganism life forms known as archaea that are associated with intestinal methane production and chronic diseases such as irritable bowel syndrome (IBS), obesity and type 2 diabetes. As part of the terms of the License Agreement, the Company issued 9,569 unregistered shares of the Company’s common stock to CSMC, paid $150,000 for the initial license fee and $220,000 for patent reimbursement fees. The License Agreement also provides that, commencing on the second anniversary of the License Agreement, SYN Biomics will pay an annual maintenance fee, which payment shall be creditable against annual royalty payments owed under the License Agreement. In addition to royalty payments which are a percentage of net sales of license and technology products, SYN Biomics is obligated to pay CSMC a percentage of any non-royalty sublicense revenues, as well as additional consideration upon the achievement of milestones (the first two of which are payable in cash or unregistered shares of Company stock at the Company’s option).

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

University of Texas Austin Agreement

On December 19, 2012, the Company entered into a License Agreement with University of Texas Austin (“UT”) Austin for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies. The License Agreement provides that UT Austin is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014, a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 clinical trials, $100,000 upon commencement of Phase 3 clinical trials, $250,000 upon NDA submission in the U.S., $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, UT Austin is entitled to a running royalty upon net sales. The License Agreement terminates upon the expiration of the patent rights; provided, however that the License Agreement is subject to early termination by the Company in its discretion and by UT Austin for a breach of the License Agreement by the Company.

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

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including the pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 17,858 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones, including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of the Company’s stock. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 18,724 shares of the Company’s common stock. Currently, assets licensed under this agreement are used in the Company’s  Phase 1b/2a Clinical Study in Allogeneic HCT Recipients. No milestones were achieved or such payments were made during the years ended December 31, 2021 and 2020.

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

On December 30, 2020, the Board of Directors of the Company awarded Steven A. Shallcross (i) a cash bonus equal to 62% of his prior base salary and (ii) an option to purchase 450,000 shares of the Company’s common stock. On December 23, 2020, the Board of the Company awarded Steven A. Shallcross (i) a cash bonus equal to 62.5% of his prior base salary and (ii) an option to purchase 450,000 shares of the Company’s common stock.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On December 23, 2021, the Board of Directors of the Company awarded Steven A. Shallcross (i) a cash bonus equal to approximately 62.5% of his current base salary, and (ii) an option to purchase 650,000 shares of the Company’s common stock.

7. License, Collaborative and Employment Agreements and Commitments – (continued)

Operating Lease

The Company’s existing lease as of December 31, 2021 is classified as an operating lease. As of December 31, 2021, the Company has one operating lease for facilities with a remaining term expiring in 2027. During the quarter ended June 30, 2021, the Company renewed its facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3 month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate. Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the years ended December 31, 2021 and 2020 approximated $280,000 and $209,000, respectively. For the years ended December 31, 2021 and 2020, operating cash flows used for operating leases approximated $321,000 and $309,000, respectively, and the right of use assets exchanged for operating the lease obligation was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of December 31, 2021 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2022	247
2023	327
2024	337
2025	347
2026	357
2027	368
Total	1,983

Discount factor	(456)
Lease liability	1,527
Lease liability - current	(124)
Lease liability - long term	$1,403

Consulting Fees

In November 2017, the Company engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement is on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. The Company was obligated to pay the consultant a monthly retainer in addition to success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. The achievement of the milestones is not probable at this time.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. License, Collaborative and Employment Agreements and Commitments – (continued)

As COVID-19 continued to spread around the globe, the Company experienced disruptions that impacted its business and clinical trials, including the postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of SYN-004 (ribaxamase) and SYN-020, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, especially in light of the new variants, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

8. Income Taxes

There was no income tax expense for the years ended December 31, 2021 and 2020 due to the Company’s net losses. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2021 and 2020. For 2021, the “expected” tax expense is computed by applying the Federal corporate statutory tax rate of 21% and a net, after Federal benefit state tax rate of 6.46% (state blended rate was 8.18%) to loss before taxes. For 2020, the “expected” tax expense is computed by applying the Federal corporate statutory tax rate of 21% and a net, after Federal benefit state tax rate of 6.45% (state blended rate was 8.17.%) to loss before taxes. These results are as follows (in thousands):

	2021	2020
Computed “expected” tax-benefit - Federal	$(3,045)	$(2,124)
Computed “expected” tax-benefit - State	(931)	(616)
Adjustment of “expected” tax-benefit to actual	—	—
Meals, entertainment and other	—	—
Non-deductible stock-based compensation	32	32
State Tax Rate Adjustment	932	(1,221)
Federal and state NOL Adjustment	—	—
Change in valuation allowance	3,012	3,929
	$—	$—

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Stock issued for services	$1,504	$1,428
Accrued compensation	27	42
Stock issued for acquisition of program	1,462	1,436
Stock issued for license agreement	1,363	1,574
Stock issued for milestone payment	236	262
Amortizable License Fee	4	5
Net operating loss carry-forward	16,884	12,540
Total gross deferred tax assets	21,480	17,287
Less: valuation allowance	(21,480)	(17,287)
Total net deferred tax assets	$—	$—

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes – (continued)

At December 31, 2021, the Company has a gross Federal net operating loss carry-forward of approximately $58.3 million available to offset future taxable income. The Company’s pre-2018 net operating losses expire on various dates through 2037. In addition, it was determined that the utilization of gross Federal net operating losses of approximately $198.8 million was limited by $155.6 million. due to change of control ownership changes that occurred under Section 382 of the Internal Revenue Code. State NOL’s are also limited by Section 382 of the Internal Revenue Code and were limited accordingly.

In 2020, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward of $188.6 million was limited by $155.6 million. The decrease in the prior year net operating loss is attributable to change of control ownership shifts which were determined for the years 2013 and 2018 which caused the reduction in the value of the historical net operating loss carry-forward amounts.

An updated section 382 analysis was performed in 2021 to identify if any additional ownership shifts occurred in the current year. It was determined that an ownership shift occurred on January 20, 2021. The result of the updated 2021 analysis produced an IRC 382 limit due to the 2021 ownership shift. However, all previously limited net operating losses remain available for use in future periods. The Company’s pre-2018 net operating losses expire on various dates through 2037 while the net operating loss carry-forward originating in the 2018 year and later carry-forward indefinitely and are subject to additional limitations based on taxable income.

In December 2019, the FASB issued ASU 20109-12, “Income Taxes Topic 740-Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted. The Company adopted ASU 2019-12 in the current period.

The valuation allowance at December 31, 2021 was approximately $21.5 million. The net change in valuation allowance during the year ended December 31, 2021, was an increase of approximately $4.2 million primarily due to increases in gross federal and state deferred tax assets in 2021. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021.

9. Subsequent Events

On January 3, 2022, the Company entered into a three-year employment agreement with Steven A. Shallcross (the “Employment Agreement”), who has served as the Company’s Chief Executive Officer since December 6, 2018 and as the Company’s Chief Financial Officer since June 1, 2015, to continue to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The Employment Agreement replaced the prior employment agreement with the Company that Mr. Shallcross entered into on December 6, 2018, as amended December 5, 2019. Pursuant to the Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $585,000 and an annual cash performance bonus of up to fifty percent (50%) of his annual base salary as well as discretionary annual equity awards pursuant to the Company’s incentive plans. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL), with a number of additional patents pending. As consideration for the purchase of the VCN Shares, the Comany paid $4,700,000 to Grifols Innovation and New Technologies Limited the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key employees and consultants of VCN the closing Shares, representing 19.99% of the outstanding shares of the Company’s common stock on December 14, 2021, the date of the Purchase Agreement. In addition to the consideration described above, under the terms of the Purchase Agreement, the Company assumed up to $2,400,000 of existing liabilities of VCN and has agreed to make cash payments to Grifols upon the achievement of certain clinical and commercialization milestones, as described below. In connection with the Acquisition, prior to the closing the Company loaned VCN $425,000 to help finance the costs of certain of VCN’s research and development activities and, at the Closing, VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space currently occupied by it as well as a transitional services agreement. As a Purchase Agreement post-Closing covenant, Synthetic has agreed to commit to fund VCN’s research and development programs, including but not limited to VCN01 PDAC phase 2 trial, VCN01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million.

Milestone Payments

US$3MM upon VCN-01 US IND Safe to Proceed pancreatic ductal adenocarcinoma (“PDAC”, or other first indication)

US$2.75MM upon VCN-01 US IND Safe to Proceed – retinoblastoma (“RB”, or other second indication)

US$3.25MM upon VCN-01 US first patient dosed– PDAC (or other first indication) after receipt of VCN-01 US IND Safe to Proceed for PDAC being informed

US$3.25MM upon VCN-01 US first patient dosed – RB (or other second indication) after receipt of VCN-01 US IND Safe to Proceed for RB being informed

US$6MM upon VCN-01 US Phase 2 trial meets the primary endpoint or if a Phase 2 trial is not conducted and only a Phase 3 trial is conducted then upon a Phase 3 being initiated – PDAC (or other first indication)

US$8MM upon VCN-01 Pivotal Trial meeting the primary endpoint or upon BLA Submission – RB (or other second indication)

US$12MM upon VCN-01 US Phase 3 trial meeting the primary endpoint or upon BLA Submission – PDAC (or other first indication)

US$16MM upon VCN-01 BLA Approval – PDAC (or other first indication)

US$16MM upon VCN-01 BLA Approval – RB (or other second indication)

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective at a reasonable assurance level based on those criteria.

The Company’s management, including its Chief Executive Officer who is also its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

The Company made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to assess the limitation of the net operating loss carry-forward and its tax impact through an Internal Revenue Code Section 382 analysis during our fiscal quarter ended December 31, 2021. There has been no other change in our internal control over financial reporting during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	60	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey J. Kraws	57	Chairman
John Monahan	75	Director
Jeffrey Wolf, J.D.	58	Director

Steven A. Shallcross.   Mr. Shallcross has been a member of our Board of Directors since December 6, 2018 and currently serves as our Chief Executive Officer, a position he was appointed to on December 6, 2018, and our Chief Financial Officer. Mr. Shallcross was appointed as our Interim Chief Executive Officer on December 5, 2017 and has served as our Chief Financial Officer, Treasurer and Secretary since joining us in June 2015. Mr. Shallcross brings to our company operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. Since June 2019, Mr. Shallcross has served on the board of directors of Elys Game Technology, Corp. (Nasdaq:ELYS), an international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry and since April 2021, he has served on the board of directors of TwinVee Powercats, Co., a designer, manufacturer and marketer of recreational and commercial power catamaran boats. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

Mr. Shallcross brings to the Board significant strategic, business and financial experience related to the business and financial issues facing biotechnology companies. Mr. Shallcross has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles. Through his services as our Chief Executive Officer and Chief Financial Officer, he has developed extensive knowledge of our business.

Jeffrey J. Kraws.   Mr. Kraws has been a member of the Company’s Board of Directors since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since November 9, 2021, Mr. Kraws has served as the Chief Executive Officer of GridIron Bionutrients, Inc. From August 2016 through January 2021, Mr. Kraws served as the Co-President of Ra Medical Systems Inc. (NYSE: RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Mr. Kraws is a partner of PDK Healthcare Innovations LLC. He also consults and assists in management of private companies through his private practice. Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013, Mr. Kraws serves on the board of directors of Avivagen Inc. (TSX:VIV) and from 2013 until 2020 served on the board of directors of Saleen Automotive, Inc. (OTC Pink: SLNN). He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

Mr. Kraws brings to the Board significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies. His healthcare experience, executive and leadership experience further qualify him as a member of the Board.

John Monahan.   Dr. Monahan has been a member of the Company's Board of Directors since November 11, 2020. Dr. Monahan has served on the board of directors of Heat Biologics, Inc. (Nasdaq: HTBX), a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines, since November 2009, and from August 2016 until May 2021 also served on the board of directors of the biotech company Anixa Biosciences, Inc. (formerly known as ITUS Corporation) (Nasdaq: ANIX), a biotechnology company focused on using the body's immune system to diagnose, treat and prevent cancer. He is also a board member of Cellix Ltd. (Ireland) and has served on a number of other public and private boards over the years. Dr. Monahan co-founded Avigen Inc. (Nasdaq: AVGN) in 1992, a company which has become a leader in its sector for the development of novel pharmaceutical products for the treatment of serious human diseases. Over a 12-year period as Chief Executive Officer of Avigen he raised over $235 million in several private and public financings including its initial public offering. From 1989-1992, he was Vice President of Research & Development at Somatix Therapy Corp., Alameda, CA and from 1985-1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc., Alameda, CA. Prior to that from 1982-1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche, Inc. Nutley, NJ, and from 1975 to 1977 he was an Instructor at Baylor College of Medicine, Houston TX. Dr. Monahan served as a scientific advisory consultant to the Company from 2015 to November 10, 2020 and from 2010 through 2015 he was the Company's Senior Executive Vice President of Research & Development. Dr. Monahan was also a Scientific Advisory Board member of Agilis Biotherapeutics (recently merged into PTC Therapeutics), from 2014 to 2019. Dr. Monahan received his Ph.D. in Biochemistry from McMaster University, Canada and his B.Sc. from University College Dublin, Ireland.

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

Nominations Committee

Our Nominations Committee consists of Dr. Monahan (Chairman), Mr. Kraws and Mr. Wolf. This committee performs several functions, including identifying qualified individuals to become members of the Board and recommending appointments to the Board and appointment of executive officers. The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand and provide sound and prudent guidance with respect to our activities, operations and interests. Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of stockholders. Our Board has determined that all nominations committee members are independent under applicable SEC regulations and NYSE American rules. Our Nominations Committee charter is located on our website www.syntheticbiologics.com.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller. Each of these codes is posted on our website at www.syntheticbiologics.com.

Item 11.   Executive Compensation

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2021 executive compensation program for our Named Executive Officer.

The following table summarizes all compensation awarded to, earned by or paid to Steven A. Shallcross, our Named Executive Officer, during the fiscal years presented below.

						All Other
Name and Principal					Options	Compensation
Position	Year	Salary ($)(1)	Bonus ($)		Awards ($)(2)	($)(3)	Total ($)
Steven Shallcross	2021	$584,775	$365,625	(4)	$144,216	$26,508	$1,124,124
Chief Executive Officer	2020	$565,000	$350,000		$120,257	$26,992	$1,062,249
and Chief Financial Officer

(1)	Mr. Shallcross was appointed as our Chief Executive Officer on December 6, 2018. Mr. Shallcross' annual salary was $550,000 commencing December 6, 2018 and increased to $565,000 and $584,775 on December 5, 2019 and December 30, 2020, respectively.

(2)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 5 to our consolidated financial statements. In December 2020 and December 2021, Mr. Shallcross was issued an option to purchase 450,000 and 650,000 shares of common stock, respectively; the awards vest monthly over 36 months.
(3)	The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officers. These benefits are offered to all Synthetic Biologics’ employees who work at least 17.5 hours per week.
(4)	This bonus was earned in 2021 and paid in 2022.

Narrative Disclosure to Summary Compensation Table

Overview of Our Compensation Program

A. Philosophy and Objectives

The Compensation Committee seeks to attract and retain executive talent by offering competitive base salaries, bonuses and long-term incentives. The Compensation Committee’s philosophy is to provide a compensation package that attracts and retains superior executive talent and delivers higher rewards for superior performance and consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that aligns both the short and long-term interests of our executives with that of our stockholders. Our executive compensation program is based on the following philosophies and objectives:

●	Compensation Should Align with Stockholders’ Interests — The Compensation Committee believes that executives’ interests should be aligned with those of the stockholders. Executives are granted stock options so that their total compensation is tied directly to the same value realized by our stockholders. Executive bonuses are tied directly to the value that we gain from an executive’s contribution to our success as a whole.
●	Compensation is Competitive — The Compensation Committee seeks to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize its return to stockholders. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable given our level of performance and other comparable companies with which we compete for talent.
●	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual, long-term and strategic goals. To accomplish this objective, a substantial percentage of total compensation is variable, “at risk”, both through annual incentive compensation and the granting of long-term incentive awards.

B. Oversight of Executive Compensation

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officers. Our sole Named Executive Officer for the year ended December 31, 2021 was Steven Shallcross, our Chief Executive Officer who also serves as our Chief Financial Officer.

The Compensation Committee’s responsibilities include but are not limited to the following:

●	Establishing on an annual basis the performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers.
●	Evaluating the Chief Executive Officer’s performance at least annually in light of those goals and objectives, and based upon these evaluations setting the compensation level for those officers.
●	Reviewing the competitive position of, and making recommendations to, the Board of Directors with respect to the cash-based and equity-based compensation plans and our programs relating to compensation and benefits.
●	Overseeing administration of our stock option plan and incentive compensation plans, making recommendations to the Board of Directors regarding the granting of options and incentives and otherwise assisting the Board of Directors in administering awards under these plans.
●	Reviewing the financial performance and operations of our major benefit plans.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.syntheticbiologics.com.

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers, if any. The Chief Executive Officer does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our other members of management. In addition to our Chief Executive Officer, as well as members of our management and consultants also attend Compensation Committee meetings from time to time and may take part in discussions of executive compensation.

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

During 2021, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 52% of his target compensation package and performance based variable compensation comprised 45% of his target compensation. Of the performance based variable compensation 28% was equity-based compensation and 72% was his target cash bonus.

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

E. Components of Compensation

We provide four compensation components to Named Executive Officers:

●	base salary;
●	bonuses based on the achievement of specified goals and objectives;
●	long-term incentives; and

●	benefits

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work that is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements or expansion of responsibilities. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Based on the analysis of the peer group and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer who also serves as our Chief Financial Officer, including base salary, long-term incentives and bonuses. Upon the appointment of Mr. Shallcross to serve as our Chief Executive Officer in December 2018 and in light of the fact that he also serves as our Chief Financial Officer, it was determined that his overall compensation levels were not competitive with the peer group and therefore his annual base salary was increased to $550,000, which was the same annual base salary as that of our prior Chief Executive Officer. Mr. Shallcross’ employment agreement, dated December 6, 2018, was amended on December 5, 2019 to reflect a 3% merit adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $565,000 and further amended on December 31, 2020 to reflect a 3.5% merit adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $584,775. Pursuant to his current employment agreement, which was entered into on January 3, 2022, after expiration of the prior agreement, Mr. Shallcross’ base salary is $585,000.

The 2020 and current base salary for our Chief Executive Officer who also serves as our Chief Financial Officer is:

	2020	2021
Named Executive Officer	Base Salary	Base Salary
Steven A. Shallcross, Chief Executive Officer and Chief Financial Officer	$565,000	$584,775

2. Bonuses

The Compensation Committee also makes recommendations to the full Board of Directors for determining bonuses. The Compensation Committee also used information from the report and analysis discussed above in determining bonus as well as its own research of peer company compensation. For the year ended December 31, 2021, the Compensation Committee approved a $365,000 cash bonus and an option grant to purchase 650,000 shares of our common stock for Mr. Shallcross.

The employment agreement with Mr. Shallcross that was in effect during 2021 provided that he was eligible for a bonus of up to seventy five percent (75%) of his base salary (a “Target Bonus”) in cash or equity and Mr. Shallcross received a cash bonuses with a value equal to approximately eighty-three (83%) of his Target Bonus. The bonuses are to be rewarded in the discretion of the Compensation Committee and the Board of Directors, based on a review of achievements for the year. The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link bonuses to objectives the Compensation Committee deems important such as financings, reduction in burn rate and achievement of clinical milestones.

3. Long-Term Incentives

The Compensation Committee believes that a substantial portion of the Named Executive Officer’s compensation should be awarded in equity-based compensation since equity-based compensation is directly linked to the interests of stockholders. The Compensation Committee has elected to grant stock options to the Named Executive Officers and other key employees as the primary long-term incentive vehicle. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. The Compensation Committee determined to grant stock options to:

●	enhance the link between the creation of stockholder value and executive compensation;
●	provide an opportunity for equity ownership;
●	act as a retention tool; and
●	provide competitive levels of total compensation.

Mr. Shallcross’ 2020 and 2021 bonuses included a grant of options exercisable for 450,000 and 650,000 shares of common stock, respectively. The stock options granted vest in equal monthly installments over a three-year term and are subject to the recipient’s continued employment, therefore acting as a significant retention incentive.

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

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2021 compensation program was appropriate in light of the challenges we and our employees face.

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

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2021. We currently grant stock-based awards pursuant to our 2020 Stock Incentive Plan (the “2020 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”), 2007 Stock Incentive Plan (the “2007 Stock Plan”) and 2010 Stock Incentive Plan (the “2010 Stock Plan”).

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name	Grant Date(1)	Exercisable	Unexercisable	Price ($)	Expiration Date
Steven Shallcross	12/23/21	—	650,000	$0.33	12/23/28
	12/30/20	150,000	300,000	$0.42	12/30/27
	12/06/19	300,000	150,000	$0.42	12/04/26
	12/20/18	200,000	—	$0.69	12/06/25
	12/20/17	15,716	—	$18.20	12/20/24
	11/30/16	14,286	—	$28.00	11/30/23
	12/04/15	2,858	—	$96.60	12/04/22
	06/01/15	25,715	—	$75.60	06/01/25

(1)	Shallcross Options will vest pro rata, on a monthly basis, over 36 months.

Employment Agreements

Steven A. Shallcross, Chief Executive Officer, Chief Financial Officer

On January 3, 2022, we entered into a three-year employment agreement with Mr. Shallcross (the “2022 Shallcross Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as our Chief Financial Officer. Mr. Shallcross has served as our Chief Financial Officer since June 1, 2015, initially pursuant to the terms of a two year employment agreement that we entered with him on April 28, 2015 (the “Initial Shallcross Employment Agreement”) and then pursuant an employment agreement we entered into with him on December 6, 2018, which replaced the Initial Shallcross Agreement (the “Amended Shallcross Employment Agreement”) Mr. Shallcross was appointed as a director of the Company. Mr. Shallcross does not receive additional compensation for service as our director. The material terms of the 2022 Shallcross Employment Agreement and Amended Shallcross Agreement are set forth below.

Pursuant to the Amended Shallcross Employment Agreement, as amended, Mr. Shallcross is entitled to an annual base salary of $584,775 and an annual performance bonus of up to seventy five percent (75%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Amended Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Amended Shallcross Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Shallcross Employment Agreement) then in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us as described herein would terminate.

The Amended Shallcross Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Shallcross Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) the payment or provision of any other benefits. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by us for him.

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

On January 3, 2022, we entered into a three-year employment agreement with Steven A. Shallcross (the “2022 Employment Agreement”), The 2022 Employment Agreement replaced the prior employment agreement with the us that Mr. Shallcross entered into on December 6, 2018, as amended December 5, 2019 (the “Amended Employment Agreement’). The material terms of the Employment Agreement are set forth below.

Pursuant to the 2022 Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $585,000 and an annual cash performance bonus of up to fifty percent (50%) of his annual base salary as well as discretionary annual equity awards pursuant to the Company’s incentive plans. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The 2022 Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The 2022 Employment Agreement has a stated term of three years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the unpaid base salary through the date of termination and accrued vacation, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Employment Agreement) then, subject to him executing a general release in form acceptable to the us that becomes effective, in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and if the Executive timely elects continued coverage under COBRA, the Company will continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) all unvested equity awards will vest and he shall have the right to exercise any such vested equity awards until the earlier of eighteen (18) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross or his estate would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

The 2022 Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the 2022 Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) eighteen (18) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination) subject to him executing a general release in form acceptable to the Company that becomes effective. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him subject to him executing a general release in form acceptable to the Company that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2021 regarding the compensation of our directors who at December 31, 2021 were not also our Named Executive Officers.

	Fees Earned
	or	Option	Other
Name	Paid in Cash	Awards(1)(2)	Compensation	Total
Jeffrey J. Kraws(3)	$176,250	$44,374	$—	$220,624

John Monahan (5)	$66,250	$44,374	$—	$110,624

Jeffrey Wolf	$73,750	$44,374	$—	$118,124

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2021 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2)	As of December 31, 2021, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Option
Awards
Name	(#)
Jeffrey J. Kraws	697,324

John Monahan	375,215

Jeffrey Wolf	697,324

During 2021, each non-employee member of the Board of Directors received an annual cash retainer of $43,000, our independent, non-executive Chairman of the Board of Directors receives an annual cash retainer of $150,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,750 for service on the Audit, Compensation and Nominations Committees, respectively, and the Chairman of the Audit, Compensation and Nominations Committees receive an additional annual cash fee of $15,000, $10,000 and $7,500, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 200,000 shares of our common stock, for a term of seven years, vesting monthly over one year of the date of grant. In setting 2021 and 2020 compensation for directors, the Compensation Committee relied on a report form Meridian Compensation Partners, LLC. Based on an analysis of director compensation set forth in the report, our financial performance, general market conditions and the interests of stockholders, it was determined that the annual cash retainer for serving on the board and the committee retainers would remain for 2022 the same as they were in 2021 and 2020.

(3)	Mr. Kraws was appointed as our independent, non-executive Chairman of the Board of Directors in May 2012. Pursuant to his agreement Mr. Kraws receives an annual retainer of $150,000 for serving as our Chairman.
(4)	Dr. Monahan was appointed as a director on November 11, 2020.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2021, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 16, 2022, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group.

	Shares Owned (1)
	Number of
	Shares	Percentages
Name and Address of Beneficial Ownership (2)	Owned	of Shares (3)
Jeffrey J. Kraws (4)	487,192	*
Steven Shallcross (5)	993,397	*
Jeffrey Wolf (6)	480,656	*
John Monahan (7)	237,019	*
All current officers and directors as a group (4 persons)	2,198,264	1.37%

*	represents less than 1% of our common stock
(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 16, 2022.
(3)	As of March 16, 2022, the Company had 158,37,840 shares of common stock outstanding.
(4)	Includes 480,656 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 16, 2022. Does not include an additional 216,668 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following March 16, 2022.
(5)	Includes 893,397 shares issuable upon exercise of options held by Mr. Shallcross that are exercisable within the 60-day period following March 16, 2022. Does not include an additional 955,278 shares issuable upon exercise of options held by Mr. Shallcross that are not exercisable within the 60-day period following March 16, 2022.
(6)	Includes 480,656 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 16, 2022. Does not include an additional 216,668 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following March 16, 2022.
(7)	Includes 237,019 shares issuable upon exercise of options held by Dr. Monahan that are exercisable within the 60-day period following March 16, 2022. Does not include an additional 136,196 shares issuable upon exercise of options held by Dr. Monahan that are not exercisable within the 60-day period following March 16, 2022.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2021.

			Number of
			Securities
	Number of		Remaining
	Securities		Available for
	to be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	—	$—	—
2007 Stock Incentive Plan	5,145	$69.52	—
2010 Stock Incentive Plan	2,450,130	$3.39	—
2020 Stock Incentive Plan	3,800,000	0.36	200,000
Equity compensation plans not approved by stockholders	N/A	N/A	.
Total	6,255,275	$1,61	200,000

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

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that Mr. Kraws, Dr. Monahan and Mr. Wolf are independent directors.

Except as disclosed under “Executive Compensation,” there were no related party transactions during the two year’s ended December 31, 2021 or the current year.

Item 14.   Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2021 and 2020 by BDO USA, LLP.

	December 31,
	2021	2020
Audit Fees and Expenses (1)	$344,000	$282,000
	$344,000	$282,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020.
1.	Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2021 and 2020
3.	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
4.	Consolidated Statements of (Deficit) Equity for the years ended December 31, 2021 and 2020
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
6.	Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	Exhibits

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

1.2

Amendment No. 1, dated May 3, 2021, to the Amended and Restated At Market Issuance Sales Agreement by and among Synthetic Biologics, Inc., B. Riley Securities, Inc. and A.G.P./Alliance Global Partners, dated February 9, 2021 ((Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2021)

2.1

Share Purchase Agreement by and among Synthetic Biologics, Inc., VCN Biosciences, S.L. and the shareholders of VCN Biosciences, S.L. dated December 14, 2021(Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2021, File No. 001-12584.)

2.2

Amendment, dated March 9, 2022, to the Share Purchase Agreement, by and among Synthetic Biologics, Inc., VCN Biosciences, S.L. and the shareholders of VCN Biosciences, S.L., dated December 14, 2021 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March 11, 2022, File No. 001-12584.)

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

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.2	Form of Warrant issued December 26, 2017 to InSite Communications (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 10-Q filed May 5, 2018, File No. 001-12584.)

4.3

Warrant Agency Agreement, dated October 15, 2018, by and between Synthetic Biologics, Inc. and Corporate Stock Transfer, Inc. (including the form of warrant certificate) (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

4.4	Description of Securities of Synthetic Biologics, Inc.(1)

10.1*	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

10.2*	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.3*	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

10.4	Asset Purchase Agreement dated November 8, 2012 between Synthetic Biologics, Inc. and Prev ABR LLC(1)

10.5+

Patent License Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.6

Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.7*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

10.8+

Exclusive License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.9

Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013(Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.10

Stock Purchase Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedars-Sinai Medical Center dated December 5, 2013 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 10, 2013, File No. 001-12584.)

10.11*	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

10.12*

Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 10, 2015, File No. 333-206268.)

10.13

Third Amendment to the License Agreement between Synthetic Biologics, Inc., Synthetic Biomics, Inc. and Cedar-Sinai Medical Center, dated September 4, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 5, 2015, File No. 001-12584.)

10.14*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)

10.15*

Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 31, 2016, File No. 333-206268.)

10.16*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2017, File No. 333-220401.)

10.17

Share Purchase Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

10.18

Registration Rights Agreement dated as of September 11, 2017 between Synthetic Biologics, Inc. and MSD Credit Opportunity Master Fund, L.P. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on September 12, 2017, File No. 001-12584.)

10.19

Fourth Amendment to Exclusive License Agreement entered into February 16, 2017 between Synthetic Biologics, Inc. and Cedars-Sinai Medical Center. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.20

Fifth Amendment dated August 22, 2017 to Sponsored Research Agreement dated December 19, 2012 between Synthetic Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.21

Stock Purchase Agreement entered into as of September 5, 2018 by and among Synthetic Biologics, Inc., Synthetic Biomics, Inc., and Cedars-Sinai Medical Center(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 6, 2018, File No. 001-12584.)

10.22*

Employment Agreement between Synthetic Biologics, Inc. and Steven A. Shallcross dated as of December 6, 2018 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 6, 2018), File No. 001-12584.

10.23*

Synthetic Biologics, Inc. 2010 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 2019, File No. 001-12584)

10.24+

Clinical Trial Agreement between Washington University School of Medicine in St. Louis and Synthetic Biologics, Inc. dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2019, File No. 001-12584)

10.25	*

Amendment to Employment Agreement with Steven A. Shallcross dated December 5, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 5, 2019, File No. 001-12584)

10.26*		Synthetic Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 4, 2020, File No. 001-12584)

10.27*		Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.28*		Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.29*		Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.30

Termination of Exclusive License Agreement, effective November 9, 2020, by and among Cedars- Sinai Medical Center, Synthetic Biologics, Inc. and Synthetic Biomics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020 File No. 001-12584)

10.31*

Employment Agreement with Steven Shallcross dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2022, File No. 001-12584)

10.32+		Contract to Grant Marketing License for Catalan Institute of Oncology Patent Ownership Application to VCN Biosciences S.L. (1)

10.33+		License Agreement between Bellvitge Biomedical Research Institute Foundation (Idibell) and VCN Biosciences S.L. dated May 4, 2016(1)

10.34+		Technology Transfer Agreement between Bellvitge Biomedical Research Institute and VCN Biosciences S.L. dated August 31, 2010 (1)

10.35+		Collaboration Agreement to Conduct a Clinical Trial and Grant Operating License Agreement between Hospital Sant Joan Dee Deu and VCN Biosciences, S.L dated February 15, 2016(1)

21.1		List of Subsidiaries (1)

23.1		Consent of Independent Registered Public Accounting Firm (BDO USA, LLP) (1)

31.1		Certification of Steven A. Shallcross, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2		Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1		Certification of Steven A. Shallcross, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

32.2		Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

101.INS		Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

(1)Filed herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
+

The Company the submitted certain portions of these agreements in accordance  with Item 601 (b)(10) of Regulation S-K. the Company agrees to furnish unredacted copies of these exhibits to the SEC upon request.

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
Date: March 16, 2022

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

Date: March 16, 2022	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2022	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: March 16, 2022	By:	/s/ John J. Monahan
John J. Monahan
Director

Date: March 16, 2022	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director