Form 10-Q
period 2022-03-31
Synthetic Biologics, Inc.
filed 2022-05-16
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐       No ☒

As of May 13, 2022, the registrant had 158,437,840 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$56,692	$67,325
Prepaid expenses and other current assets	2,863	1,533
Total Current Assets	59,555	68,858

Non-Current Assets
Property and equipment, net	302	101
Restricted cash	103
Right of use asset	1,338	1,383
In-process research and development	21,869	—
Goodwill	5,809	—
Deposits and other assets	23	23

Total Assets	$88,999	$70,365

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,354	$524
Accrued expenses	1,535	1,928
Accrued employee benefits	423	978
Contingent consideration, current portion	7,470	—
Loans Payable-current	68
Operating lease liability	126	124
Total Current Liabilities	10,976	3,554

Non-current Liabilities
Non-current contingent consideration	4,688	—
Loan Payable - Long term	229	—
Deferred tax liabilities, net	3,728	—
Lease liability - Long term	1,351	1,403
Total Liabilities	20,972	4,957

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized, 158,440,168 issued and 158,437,840 outstanding at March 31, 2022 and 132,044,866 issued and 132,042,538 outstanding at December 31, 2021	158	132
Additional paid-in capital	343,245	336,560
Accumulated other comprehensive loss	181	—
Accumulated deficit	(275,557)	(271,284)
Total Stockholders' Equity	68,027	65,408

Total Liabilities and Stockholders' Equity	$88,999	$70,365

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating Costs and Expenses:
General and administrative	$1,655	$1,419
Research and development	2,597	1,118
Total Operating Costs and Expenses	4,252	2,537

Loss from Operations	(4,252)	(2,537)

Other Expense:
Exchange loss	(23)	—
Interest income	2	—
Total Other Expense	(21)	—

Net Loss	(4,273)	(2,537)

Net Loss Attributable to Non-controlling Interest	—	(1)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,273)	$(2,536)

Series A Preferred Stock Dividends	—	(24)
Effect of Series A Preferred Stock price adjustment	—	(7,402)
Series B Preferred Stock Dividends	—	(1,497)

Net Loss Attributable to Common Stockholders	$(4,273)	$(11,459)

Net Loss Per Share - Basic and Dilutive	$(0.03)	$(0.13)

Weighted average number of shares outstanding during the period - Basic and Dilutive	138,201,442	90,807,693

Net Loss	(4,273)	(2,537)
Loss on foreign currency translation	(181)	—
Total comprehensive loss	(4,454)	(2,537)
Comprehensive loss attributable to non-controlling interest	—	(1)
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,454)	$(2,536)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	132,042,538	$132	—	$—	$336,560	$(271,284)	$—	$65,408

Stock-based compensation	—	—	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	26,395,303	26	—	—	6,573	—	—	6,599
Translation gains (losses)	—	—	—	—	—	—	181	181
Net loss	—	—	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	158,437,841	$158	—	$—	$343,245	$(275,557)	$181	$68,027

	Common Stock $0.001 Par Value		Series B Preferred
							Non-	Total
						Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit
Balance at December 31, 2020	29,249,925	$29	3,973	$2,477	$240,821	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	—	—	—	—	101	—	—	101
Stock issued under "at-the-market" offering	78,685,315	79	—	—	65,881	—	—	65,960
Warrants Exercised	11,655,747	12	—	—	8,030	—	—	8,042
Series A Preferred Stock Dividends	—	—	—	—	—	(24)	—	(24)
Effect of Series A Preferred Stock price adjustment	—	—	—	—	7,402	(7,402)	—	—
Conversion of Series A Preferred Stock to Common	8,996,768	9	—	—	12,813	—	—	12,822
Conversion of Series B Preferred Stock to Common	3,454,783	3	(3,973)	(2,477)	3,971	(1,497)	—	—
Net loss	—	—	—	—	—	(2,536)	—	(2,536)
Non-controlling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	132,042,538	$132	—	$—	$339,019	$(259,553)	$(2,774)	$76,824

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(4,273)	$(2,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112	101
Depreciation	18	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	390	(42)
Right of use asset	45	39
Accounts payable	13	(265)
Accrued expenses	(513)	(71)
Accrued employee benefits	(645)	(518)
Lease liability	(49)	(68)
Net Cash Used In Operating Activities	(4,902)	(3,328)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(14)
Cash paid for business combination, net of cash acquired	(3,863)	—
Pre-acquisition loan to VCN	(417)	—
Net Cash Used in Investing Activities	(4,280)	(14)

Cash Flows from Financing Activities
Payment of VCN's CDTI loan	(1,376)
Proceeds from "at the market" stock issuance	—	65,960
Proceeds from issuance of common stock for warrant exercises	—	8,042
Net Cash Provided by Financing Activities	(1,376)	74,002

Effects of FX on cash	28	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,530)	70,660
Cash and cash equivalents and restricted at the beginning of this period	67,325	6,227
Cash and cash equivalents and restricted cash at the end of this period	$56,795	$76,887

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$56,692	$76,887
Restricted cash included in other long-term assets	103	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$56,795	$76,887

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration in a business combination	$12,158	$—
Fair value of equity issued as consideration in a business combination	$6,599	$—
Effective settlement of pre-closing VCN financing	$417	$—
Effect of Series A Preferred Stock price adjustment	$—	$7,402
Conversion of Series B Preferred Stock	$—	$2,477
Deemed dividends for accretion of Series B Preferred Stock discount	$—	$1,497
In-kind dividends paid in preferred stock	$—	$23

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. Prior to the Acquisition of VCN, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. Upon consummation of the Acquisition of VCN, described in more detail below, the Company is transitioning its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K. The interim results for the three months ended March 31, 2022 are not necessarily indicative of results for the full year.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of March 31, 2022 the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

Business Combination

The Company accounts for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

As a result of the acquisition of VCN (see Note 2), the Company has two intangible assets, in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

IPR&D

IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to have indefinite-lives until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed to have definite lives and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No impairment of the IPR&D asset was identified during the March 2022 period after the acquisition.

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of March 31, 2022, the Company has determined that it has one reporting unit.  The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three months ended March 31, 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. As a result, no impairment charges were recorded during the three months ended March 31, 2022 and 2021.

2. BUSINESS COMBINATION

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of VCN Biosciences S.L. (the “VCN Shares”) from the shareholders of VCN. VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares, the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key employees and consultants of VCN 26,395,303 shares of its common stock In addition to the consideration described above, under the terms of the Purchase Agreement, the Company assumed up to $2,400,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.25 million to Grifols upon the achievement of certain clinical and commercialization milestones.

In anticipation of the Acquisition, prior to the Closing, the Company loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. At the Closing, VCN and Grifols entered into a sublease agreement for the sublease by VCN of laboratory and office space as well as a transitional services agreement. As a Purchase post-Closing covenant, Synthetic has agreed to commit to fund VCN’s research and development programs, including but not limited to VCN01 in a pancreatic ductal adenocarcinoma PDAC phase 2 trial, VCN01 in a retinoblastoma (RB) phase 2/3 trial and necessary G&A within a budgetary plan of approximately $27.8 million.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. BUSINESS COMBINATION - (continued)

As of March 31, 2022, the fair value of the contingent consideration was $12.2 million. Total consideration including cash, restricted shares and contingent consideration was valued at $23.9 million.

Purchase consideration consisted of the following:

Cash paid at Closing	$4,700
Receivable from VCN "effectively settled"	417
FV of common shares issued	6,599
FV of contingent consideration	12,159
$23,874

We acquired VCN due to its proven track record of being a research and development growth engine capable of fueling sustainable growth, to expand our research and development pipeline, and to diversify our potential future revenue opportunities.

The preliminary allocation of the fair value of the VCN acquisition is shown in the table below.

Estimated fair value
($in thousands)
Cash and cash equivalents	$837
Receivables	1,707
Property and equipment	216
In-process research and development intangible asset	21,703
Goodwill	5,765
Other assets	—
Deferred tax assets (liabilities), net	(3,699)
Accounts payable	(814)
Accrued expenses	(113)
Accrued employee benefits	(90)
Loan Payable-current	(67)
Other long-term liabilities	(1,570)

Total purchase consideration	$23,875

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. Any changes in the estimated fair values of the purchase consideration and of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction may change the amount and allocation of the purchase price. As such, the purchase price amount and allocations for this transaction are preliminary estimates including in-process research and development, goodwill and contingent consideration, which may be subject to change within the measurement period.

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. In connection with the acquisition, we recognized $21.7 million of indefinite-lived in-process research and development intangible assets.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $5.8 million was established as a result of the Acquisition.

VCN operations recorded a net loss of $197,000 from the date of acquisition through March 31, 2022.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. BUSINESS COMBINATION - (continued)

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN acquisition had been completed as of January 1, 2021.

	Quarter Ended March 31,
(in thousands)	2022	2021
Net revenues	$—	$—
Net loss	$(4,796)	$(2,699)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $1.2 million and 0.2 million in 2021 and 2022, respectively, in transaction costs, which were expensed as general, and administrative expense in the consolidated statement of operations.

3. Goodwill and Intangibles

Goodwill of $5.8 million and in-process R&D of $21.7 million were recorded in connection with the acquisition of VCN, as described in Note 2. The Company will perform an annual impairment test unless condition exist where an interim impairment analysis is necessary. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

The following table provides the Company’s goodwill as of March 31, 2022. There was no goodwill impairment during the quarter ended March 31, 2022.

Goodwill
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	5,765
Goodwill impairment loss	—
Effects of exchange rates	44
Balance at March 31, 2022	$5,809

The following table provides the Company’s in-process R&D as of March 31, 2022. There was no change in in-process R&D during the quarter ended March 31, 2022.

In-process
R&D
Balance at December 31, 2021	$—
Acquired IPR&D -	21,703
In-process R&D impairment loss	—
Effects of exchange rates	166
Balance at March 31, 2022	$21,869

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Fair Value of Financial Instruments

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

In connection with the acquisition of VCN, we may pay up to $70.2 million in additional consideration related to the achievement of certain milestones, including regulatory filings completed noted in Note 3. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the March 10, 2022 acquisition date, the contingent consideration had a fair value of $12.2 million. The fair value of the contingent consideration was $12.2 million as of March 31, 2022 and is reflected as current accrued contingent consideration of $7.5 million and non-current contingent consideration liability of $4.7 million in the consolidated balance sheet.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 10, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$12,159	—	—	$12,159

	As of March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$12,159	—	—	$12,159

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 10, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	7.3% to 8.6%
		Weighted Average Discount rate	7.77%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

As of March 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	7.1% to 8.7%
		Weighted Average Discount rate	7.78%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

5. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2022	2021
Receivable from prior owner	$1,594	$—
Prepaid insurances	557	803
Prepaid clinical research organizations	266	458
Prepaid consulting, subscriptions and other expenses	217	272
VAT receivable	127	—
Prepaid manufacturing expenses	102	—

Total	$2,863	$1,533

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services. Receivable from prior VCN owner includes amounts due related to research and development tax rebates, VAT and corporate taxes.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	March 31,	December 31,
	2022	2021
Computers and office equipment	$1,348	$827
Leasehold improvements	94	94
Software	15	11
	1,456	932
Less: accumulated depreciation and amortization	(1,154)	(831)

Total	$302	$101

Accrued expenses (in thousands)

	March 31,	December 31,
	2022	2021
Accrued clinical consulting services	$1,008	$696
Accrued vendor payments	305	1,028
Accrued manufacturing costs	126	204
Vat payable	91	—
Other accrued expenses	5	—

Total	$1,535	$1,928

Accrued employee benefits (in thousands)

	March 31,	December 31,
	2022	2021
Accrued bonus expense	$225	$886
Accrued vacation expense	115	92
Accrued compensation expense	83	—

Total	$423	$978

6. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 71,429 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. The total number of shares of stock with respect to which stock options and stock appreciation rights may be granted to any one employee of the Company or a subsidiary during any one-year period under the 2007 stock plan shall not exceed 7,143. Options become exercisable over various periods from the date of grant and generally expire ten years after the grant date. As of March 31, 2022, there were 5,145 options issued and outstanding under the 2007 Stock Plan.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 85,714 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 85,714 to 171,429; on May 15, 2015, increased the number of shares from 171,429 to 228,572; on August 25, 2016, increased the number of shares from 228,572 to 400,000; on September 7, 2017, increased the number of shares from 400,000 to 500,000; on September 24, 2018 increased the number of shares from 500,000 to 1,000,000; and on September 5, 2019, increased the number of shares from 1,000,000 to 4,000,000. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2022, there were 2,434,237 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 4,000,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of March 31, 2022, there were 3,668,333 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2022 and 2021.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

A summary of stock option activity for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2020	3,997,418	$2.35	6.09 years	$—

Granted	2,260,000	0.33
Exercised	—	—
Expired	(2,143)	45.15
Forfeited	—	—
Balance - December 31, 2021	6,255,275	1.61	5.58 years	—

Granted	—	—
Exercised	—	—
Expired	(2,413)	75.60
Forfeited	(145,417)	0.36

Balance - March 31, 2022 - outstanding	6,107,715	$1.61	5.26 years	$—

Balance - March 31, 2022 - exercisable	3,221,457	$2.73	4.37 years	$—

Grant date fair value of options granted – three months ended March 31, 2022		$—

Weighted average grant date fair value – three months ended March 31, 2022		$—

Grant date fair value of options granted – year ended December 31, 2021		$501,000

Weighted average grant date fair value – year ended December 31, 2021		$0.22

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2022 and 2021 was $59,000 and $49,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2022 and 2021 were $53,000 and $52,000, respectively.

As of March 31, 2022, total unrecognized stock-based compensation expense related to stock options was $624,000, which is expected to be expensed through February 2024.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2022 and 2021.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock Warrants

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

On November 16, 2020, the exercise price of the Warrants was reduced from $1.38 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $0.69 per Warrant per full share of Common Stock in accordance with the anti-dilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 2,428,825 shares of Common Stock and/or additional Warrants to purchase an additional 2,428,825 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 1,807,826 shares of Common Stock. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 11,655,747 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the three months ended March 31, 2022.

A summary of all warrant activity for the Company for the quarter ended March 31, 2022 and the year ended December 31, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	18,000,713	0.69
Granted	—	—
Exercised	(11,655,747)	0.69
Forfeited	—	—
Balance at December 31, 2021	6,344,966	$0.69
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2022	6,344,966	$0.69

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock Warrants – (continued)

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, a monthly fee and on January 24, 2018 was issued a warrant exercisable for 714 shares of the Company’s common stock on the date of issue. The warrant is equity classified and the fair value of the warrant approximated $9,000 and was measured using the Black-Scholes option pricing model.

A summary of all outstanding and exercisable common stock warrants as of March 31, 2022 is as follows:

			Weighted Average
	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$0.69	6,344,252	6,344,252	1.53 years
18.20	714	714	0.74 years
$0.69	6,344,966	6,344,966	1.53 years

8. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2022 was $4.3 million. Net loss attributable to common stockholders for the three months ended March 31, 2021 was $11.5 million and excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. There were no shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2021 since all remaining Series B preferred stock were converted to common stock in 2021. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three months ended March 31, 2022 were 6,107,715 and 6,344,966, respectively and for the three months ended March 31, 2021 were 3,997,418 and 6,344,966, respectively, because their effect is anti-dilutive.

9. Non-controlling Interest and Related Party

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

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB): (i) issued to CSMC fifty thousand (50,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. There was no expense recorded related to this transaction during the three months ended March 31,2022 and 2021.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Non-controlling Interest and Related Party – (continued)

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

The Company’s non-controlling interest was accounted for under ASC 810, Consolidation and represents the minority stockholder’s ownership interest related to the Company’s subsidiary, SYN Biomics. In accordance with ASC 810, the Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders in the face of the Consolidated Statements of Operations.

10. Common and Preferred Stock

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

10. Common and Preferred Stock – (continued)

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

The October 2018 Warrants are immediately exercisable at a price of $0.69 effective November 16, 2020) per share of common stock (which was 120% of the public offering price of the Class A Units) and will expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the October 2018 warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of any October 2018 warrants. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares.

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the three months ended March 31, 2021, 3,973 shares were converted resulting in the recognition of a deemed dividends of $1.5 million for the amortization of the Series B Preferred Stock discount upon conversion. During the three months ended March 31, 2022 there were no shares converted as all shares were converted in 2021 and 2020.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Common and Preferred Stock – (continued)

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

The Series A Preferred Stock is classified as temporary equity due to the shares being redeemable based on contingent events outside of the Company’s control. Since the effective conversion price of the Series A Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series A Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the year ended December 31, 2017, the Company recorded a discount of $6.9 million. Because the Series A Preferred Stock is not currently redeemable, the discount arising from issuance costs was allocated to temporary equity and will not be accreted until such time that redemption becomes probable. The stated dividend rate of 2% per annum is cumulative and the Company accrues the dividend on a quarterly basis (in effect accreting the dividend regardless of declaration because the dividend is cumulative). During the three months ended March 31,2021 and 2020, the Company accrued dividends of $24,000 and $62,000, respectively. Once the dividend is declared, the Company will reclassify the declared amount from temporary equity to a dividends payable liability. When the redemption of the Series A Preferred Stock becomes probable, the temporary equity will be accreted to redemption value as a deemed dividend.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Common and Preferred Stock – (continued)

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the B. Riley FBR Sales Agreement with FBR Capital Markets & Co. (now known as B. Riley Securities), which enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. as the Company’s sales agent. Sales of common stock under the B. Riley Securities Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. B. Riley Securities, Inc. is entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. The Company did not sell any shares of common stock during the three months ended March 31, 2022 through the Riley Securities Sales Agreement.

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

During the three months ended March 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 78.7 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. During the three months ended March 31, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

11. INDEBTEDNESS

As a result of the acquisition of VCN the company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia , Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans) The maturities of these loans are between 2027 and 2028. As a result of the VCN acquisition, the company maintains a restricted cash collateral account of $103,000 relating to the RETOS loan, which is reflected a non-current assets on the balance sheet.

	March 31, 2022	March 31, 2022
	Current	Non-current

NEBT Loan	15	$40
RETOS 2015	53	189
	$68	$229

The difference between the fair value of these liabilities (when relevant conditions associated with the grants are met) and the amount received is recognized as a government grant and classified as other operating income in the statement of profit and loss.

A maturity analysis of the debt as of March 31, 2022 is as follows (amounts in thousands of dollars):

2023	68
2024	65
2025	63
2026	52
2027	32
2028	17
Total	297

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies

The Company’s existing lease as of March 31, 2022 for its U.S. location is classified as an operating lease. As of March 31, 2022, the Company has two operating lease for facilities. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona Spain for its 100 percent owned VCN subsidiary. The current lease is short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the VCN acquisition, a sublease was executed for SYN to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of VCN. This lease was executed for an initial term estimated to begin in January 2023 until October 2026, with an option to renew for an additional five years.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the quarter ended March 31, 2022 and 2021 approximated $107,000 and $51,000, respectively. For the quarter ended March 31, 2022 and 2021, operating cash flows used for operating leases approximated $112,000 and $79,000, respectively, and the right of use assets exchanged for operating the lease obligation was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of March 31, 2022 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending March 31,
2022	165
2023	327
2024	337
2025	347
2026	357
2027	368
Total	1,901

Discount factor	(424)
Lease liability	1,477
Lease liability – current	(126)
Lease liability – long term	$1,351

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies – (continued)

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

Through the VCN Acquisition, the Company has operations in Spain and may conduct research and development, manufacturing, and clinical trials in Western European countries. The invasion of Ukraine by Russia and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and despite the fact that we currently do not plan any clinical trials in Eastern Europe, may adversely impact the cost and conduct of R&D, manufacturing, and international clinical trials of our product candidates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our 2020 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2021 Form 10-K.

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. Prior to the Acquisition of VCN, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included. our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. Upon consummation of the Acquisition of VCN, described in more detail below, we are transitioning our strategic focus to oncology, through the development of new oncolytic adenovirus  products designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system.

As part of our strategic transformation into an oncology focused company, we are exploring value creation options around our SYN-020 and SYN-004 assets. SYN-004 and SYN-020 both have significant potential opportunity in non-oncology related indications. Advancement of these products may be better achieved through out-licensing or partnering and we will explore opportunities for both SYN-004 and SYN-020 moving forward.

Acquisition of VCN Biosciences, S.L

On March 10, 2022, pursuant to the terms of the Share Purchase Agreement (“Purchase Agreement”) we entered into with VCN and the shareholders of VCN Biosciences S.L.(the “Sellers”), we completed our acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. Pursuant to the Purchase Agreement, as consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 26,395,303 shares of our common stock, $.001 par value (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make certain milestone payments to Grifols. Pursuant to the terms of the Purchase Agreement we loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. In addition, at Closing VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space as well as a transitional services agreement. We agreed as a post- Closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million.

VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-vs-host disease; allo-HCT allogeneic hematopoietic cell transplant. IAP recombinant bovine intestinal alkaline phosphatase II. CPI immune checkpoint inhibitor. Gem/Nab-P Gemcitabine + Abraxane® (nab-paclitaxel). HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. MAD multiple ascending dose. ODD Orphan Drug Designation. OV oncolytic adenovirus engineered to selectively replicate in tumors and express hyaluronidase enzyme PH20.

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

On July 30, 2020, we received written notification from the FDA informing us that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients may proceed per the submitted clinical study protocol. On December 22, 2020, we announced that we received approval from the Institutional Review Board (IRB) at Washington University to commence the Phase 1b/2a clinical trial of SYN-004. During the first quarter of 2021, Washington University began screening patients for enrollment of the first of three antibiotic cohorts in the Phase 1b/2a clinical trial of SYN-004 in allogeneic HCT recipients. On April 14, 2021, we announced that the first patient had been dosed in our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD. To date, we have dosed 17 patients (11 that are considered evaluable) in the study. If enrollment proceeds on the current schedule we may be positioned to announce as many as three interim data readouts during the next 18-24 months with the first one anticipated from the first antibiotic cohort during the second half of 2022, pandemic conditions permitting, the second cohort during the second half of 2023 and the third cohort during the second half of 2024.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI inflammation, tighten the gut barrier to diminish “leaky gut,” promote a healthy microbiome, and diminish GI and systemic inflammation. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture, which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle currently now have the ability to produce more than 3 grams per liter of SYN-020. If the yields are successfully translated to a commercial scale, we could ultimately manufacture IAP for roughly a few hundred dollars per gram. Based on the known IAP mechanisms of action, as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have begun planning for potential development of SYN-020 in indications that may offer a more accelerated or streamlined pathway to registration while also addressing significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging, which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. During the second quarter of 2021, we announced an amendment to our option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. Research published by a team of investigators led by Richard Hodin, MD, Chief of the Massachusetts General Hospital Division of General and Gastrointestinal Surgery and Professor of Surgery, Harvard Medical School, evaluated long-term oral supplementation of IAP, including SYN-020, in mice. Dr. Hodin’s research demonstrated that IAP administration, starting at 10 months of age, slowed the microbiome changes, gut-barrier dysfunction, and gastrointestinal and systemic inflammation that normally accompany aging. Additionally, the IAP administration resulted in improved metabolic profiles in the aged mice, diminished frailty, and extended lifespan. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. If executed, we would use this license in the advancement of an expanded clinical development program for SYN-020.

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in the Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported. During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020. On October 21, 2021 we announced that patient enrollment, dosing and observation commenced in the Phase 1 MAD of SYN-020. This Phase 1, placebo-controlled MAD study was designed to evaluate the safety, tolerability and biodistribution of SYN-020 upon repeated dosing in 8 healthy adult volunteers in each of four cohorts (32 total study participants). SYN-020 was given orally twice daily for fourteen days as multiple ascending doses ranging from 5 mg to 75 mg. Safety reviews were conducted at the end of each cohort to approve progression into the next higher dose cohort.

On May 10, 2022, we announced positive safety data from its Phase 1, placebo-controlled, double-blind multiple ascending dose (MAD) clinical trial of SYN-020 intestinal alkaline phosphatase (IAP). The Phase 1 MAD study enrolled 32 healthy adult volunteers into four cohorts with SYN-020 administered orally in doses ranging from 5 mg to 75 mg twice daily for 14 days with a follow-up evaluation at day 35. Each cohort included six subjects who received SYN-020 and two who received placebo. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile and was well-tolerated across all dose levels. There were a few treatment-related adverse events, and all were mild (grade 1) and resolved without medical intervention. The most common adverse event, constipation, occurred in three out of 24 subjects in the treatment arm and in one out of eight subjects in the placebo arm. No adverse event led to discontinuation of the study drug and there were no serious adverse events. SYN-020 levels were below the limit of quantitation in all plasma samples at all timepoints during the study.

The Phase 1 data from our SAD and MAD studies are intended to support the development of SYN-020 in multiple clinical indications targeting disorders stemming from gastrointestinal (GI) inflammation. We will continue to explore the therapeutic potential of SYN-020 across indications including celiac disease, NAFLD, age-related metabolic and inflammatory diseases. Contingent on funding, we expect to initiate a Phase 2a study in the second half of 2022.

Our Current Oncology-Focused Pipeline (through the acquisition of VCN)

Oncolytic Viruses

Our oncology platform is based on oncolytic virotherapy (“OV therapy”), which exploits the ability of certain viruses to kill tumor cells and trigger an anti-tumor immune response. This novel class of anticancer agents has unique mechanisms of action compared to other cancer drugs. Oncolytic viruses exploit the fact that cancer cells contain mutations that cause them to lose growth control and form tumors. Once inside a tumor cell, oncolytic viruses exploit the tumor cell machinery to generate thousands of additional copies of the virus, which then kill the tumor cell and spread to neighboring cells, causing a chain reaction of cell killing. This infection by OVs also alerts the immune system, which can then attack the virus infected cells and the tumor cells to help destroy the tumor in some instances.

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

Our first product, VCN-01, is a clinical stage oncolytic human adenovirus that is modified to express an enzyme, hyaluronidase, that helps the virus and other molecules to penetrate the tumor. VCN-01 can be used alone or in combination with other cancer therapies such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics, they will be further protected by data and/or market exclusivity in major markets.

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

Pancreatic Ductal Adenocarcinoma

Cancer of the pancreas consists of two main histological types: cancer that arises from the ductal (exocrine) cells of the pancreas or, much less often, cancers may arise from the endocrine compartment of the pancreas. Pancreatic Ductal Adenocarcinoma (“PDAC”) accounts for more than 90% of all pancreatic tumors. It can be located either in the head of the gland or in the body-tail. Pancreatic cancer usually gives metastases to liver and peritoneum. Other less common sites are lungs, brain, kidney and bone. Since in early stages the pancreatic cancer does not give any characteristic symptoms, patients visit their physician late. In many instances, progressive abdominal pain is the first symptom. Therefore, for most cases, pancreatic cancer is diagnosed in its late stages (locally advanced non-metastatic or metastatic stage of the disease) when the radical resection and possibly curative treatment is not possible anymore. It’s generally assumed that only 10% of cases are resectable at presentation, whereas 30-40% of patients are diagnosed at local advanced/unresectable stage and 50-60% presents distant metastases.

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

Phase 1a/Proof of Concept Trial of VCN-01 by intratumor administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (“NCT02045589”). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS)) injection were treated with 3 injections (coincident with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated; however, one patient died from severe intraabdominal fluid collection that was considered to be related to VCN-01 treatment Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients due to the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC.

Phase 1 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In March 2022, we announced the peer-reviewed publication of a Phase 1, multicenter, open-label, dose-escalation study investigating the safety, tolerability and biodistribution of intravenous VCN-01 oncolytic adenovirus with or without standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) in patients with advanced solid tumors. The data, published in the Journal for ImmunoTherapy of Cancer, suggests that treatment with VCN-01 is feasible and has an acceptable safety profile, with encouraging biological and clinical activity. (Journal for Immunotherapy of Cancer 2022;10:e003255. doi:10.1136/jitc-2021-003255).

Data from the recent publication had previously been presented, in part, in a poster at the ESMO 2019 annual meeting. The published study was a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01seven days before chemotherapy. The RP2D was determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

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

Future Planning and Potential Regulatory Strategy for development of VCN-01 in PDAC

We are currently planning a Phase 2 clinical trial of systemically administered VCN-01 in PDAC patients and anticipate submission of the protocol to the FDA and EMA in Q2 2022. The proposed Phase 2 trial is expected to be an open-label, randomized study to test the efficacy of VCN-01 in combination with gemcitabine and nab-paclitaxel in patients with newly diagnosed metastatic pancreatic cancer. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU. Two doses of VCN-01 are planned in the treatment arm: the 1st dose will be administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care will be administered. The second VCN-01 dose will be administered 7 days before the 4th cycle of chemotherapy, followed by additional chemotherapy. Dr. Manuel Hidalgo, chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine/New York-Presbyterian Hospital has been appointed as Principal Investigator. If the regulatory agencies allow us to proceed, initiation of recruitment is expected during Q4 2022.

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

This study is currently ongoing and anticipated to be completed in the second half of 2022. We anticipate the initiation of a Phase 2/3 trial of VCN-01 as either an adjunct to chemotherapy or a potential rescue therapy in pediatric patients with advanced retinoblastoma in early 2023.

VCN-01 in combination with Immunomodulatory therapeutics

Based on the clinical and pre-clinical data described below, we believe that the administration of VCN-01, can elicit an anti-tumor immune response that could potentiate the effects of VCN-01 and co-administered therapeutics. Biopsies from the Phase 1 trial of PDAC patients administered intravenous VCN-01 demonstrated lymphocyte (CD8+) infiltration and modulated levels of immune markers in tumors, including an induction of the PD1/PD-L1 expression in tumor tissue from some of the patients. Preclinical experiments demonstrated that VCN-01 significantly increased extravasation of an anti-PD-L1 antibody into subcutaneous xenograft tumors compared to non-treated (PBS) tumors and also that PH20 hyaluronidase improves the ingress of T-cells in animal models. Thus, we hypothesize that the administration of VCN-01 into the tumor will help to overcome the observed resistance to PD-L1 checkpoint inhibitors and to mesothelin-directed CAR-T cells.

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1 and is being developed by AstraZeneca/MedImmune, which supplies the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 is administered to each patient only once during the trial at the VCN-01 dose level to which they are randomized. Durvalumab is administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled.

Phase 1 Trial evaluating the safety and feasibility of huCART-meso cells when given in combination with VCN-01

In July 2021, VCN entered into a Clinical Trial Agreement with the University of Pennsylvania (Philadelphia) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and feasibility of intravenous administration of VCN-01 in combination with lentiviral transduced huCART-meso cells (developed by the laboratory of Dr. Carl June) in patients with histologically confirmed unresectable or metastatic pancreatic adenocarcinoma and serous epithelial ovarian cancer (NCT05057715). This is a Phase I study evaluating the combination of VCN-01 when given in combination with huCART-meso cells in a dose-escalation design in two cohorts (N = 3-6), where patients will receive VCN-01 as a single IV infusion (at 3.3x1012 or 1x1013 vp) on Day 0, followed by a single dose of 5x107 huCART-meso cells on Day 14 via IV infusion. huCART-meso cells are modified T-cells targeting the mesothelin antigen, which is frequently expressed in multiple tumor types, particularly in pancreatic and ovarian cancers. Dr. June’s previous clinical studies have shown that huCART-meso cells encounter significant challenges in the tumor microenvironment, including immunosuppressive cells and soluble factors as well as metabolic restrictions. Initial VCN-01 clinical data from the studies described above suggest that administration of VCN-01 may increase tumor immunogenicity and improve access of the huCART-meso cells to tumor cells. This Phase I study will evaluate the safety and tolerability of the VCN-01 huCART-meso cell combination and test the hypothesis that administration of VCN-01 may enhance the potential antitumor effects of the co-administered huCART-meso cells. The trial is open and we anticipate initiation of VCN-01 dosing the first half of 2022.

Phase 1 Trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors

In the second quarter of 2021, VCN entered into a Clinical Trial Agreement with the University of Leeds (UK) to sponsor a proof-of-concept Phase 1 clinical study to evaluate whether intravenously administered VCN-01 can cross the blood-brain barrier and infect the target brain tumor. This is an open-label, non-randomized, single center study of VCN-01 given intravenously at a dose of 1x1013 virus particles to patients prior to planned surgery for recurrent high-grade primary or metastatic brain tumors. We believe that the intravenous delivery of anti-cancer therapy to brain tumors, if effective, may allow repeat dosing may enable the treatment of systemically disseminated brain metastases and may allow for reduction in the need to use neurosurgery to administer the drugs. This study aims to assess the presence of VCN-01 within the resected surgical specimen after systemic VCN-01 delivery and determine the safety of intravenous VCN-01 in patients with recurrent high-grade glioma or brain metastases. By confirming the presence of VCN-01 in high grade brain tumors following intravenous delivery, this study may pave the way for larger trials to study VCN-01 efficacy, both as a monotherapy and in combination with PD-1/PD-L1 blockade. This trial has already received approval from Medicines & Healthcare Products Regulatory Agency (MHRA) from UK Government and we anticipate initiation of VCN-01 dosing the first half of 2022.

Research Programs

SYN-006, SYN-007 and SYN-005

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

In March 2021, preclinical data obtained with VCN-11 was published, showing that VCN-11 induced 450 times more cytotoxicity in tumor cells than in normal cells. VCN confirmed VCN-11 hyaluronidase production by measuring the activity of the PH20 enzyme with a hyaluronic acid-degradation assay, and by measuring PH20 activity in VCN-11 infected tumors in vivo. VCN-11 evaded NAbs from different sources and tumor level were demonstrated in the presence of high levels of NAbs in vivo, whereas the control virus without ABD was neutralized. VCN-11 showed a low toxicity profile in athymic nude mice and Syrian hamsters, allowing treatments with high doses and fractionated administrations without major toxicities (up to 1.2x1011vp/mouse and 7.5x1011vp/hamster). VCN-11 increased ALT levels on day 3 within an acceptable range that returned to normal levels by day 9. Fractionated intravenous administration of VCN-11 (splitting the dose into two portions administered 4 h apart) appeared to improve VCN-11 circulation kinetics and increase tumor levels. VCN-11 showed antitumor efficacy in the presence of NAbs against Ad5 and itself.

In May 2022, we announced an upcoming oral presentation on VCN-11 at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT). The presentation will include preclinical results showcasing the potential of VCN-11 to balance safety, with no major toxicities observed, and effectively target tumors after intravenous re-administration, even in the presence of high level NAbs.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Synthetic Biologics has over 95 U.S. and foreign patents and over 70 U.S. and foreign patents pending. VCN Biosciences, through assignment or exclusive licenses, controls over 25 U.S. and foreign patents and over 15 U.S. and foreign patents pending

The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in at least 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

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

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our 2021 Form 10-K.

Business Combination

The Company accounts for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from

The Company classifies intangible assets into two categories: (1) intangible assets with indefinite lives not subject to amortization and (2) goodwill. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. Pursuant to ASU 2017-04, the Company must record a goodwill impairment charge if a reporting unit’s carrying value exceeds its fair value.

In-process research and development, or IPR&D, assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

Results of Operations

Three Months Ended March 31, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $1.7 million for the three months ended March 31, 2022, from $1.4 million for the three months ended March 31, 2021. This increase of 17% primarily comprised of increased consulting and legal costs related to the VCN acquisition, higher insurance costs, audit fees, and public relations expenses and VCN administrative expenses not included in prior year. The charge related to stock-based compensation expense was $85,000 for the three months ended March 31, 2022, compared to $82,000 the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses increase to $2.6 million for the three months ended March 31, 2022, from approximately $1.1 million for the three months ended March 31, 2021. This increase of 132% is primarily the result of higher manufacturing expense for SYN-020, costs incurred related to our Phase 1a clinical trial of SYN-020 and the Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and VCN research expenses related to VCN-01 not incurred in the prior year. We anticipate research and development expense to increase as we plan for and initiate enrollment for our phase 2 clinical trial for VCN-01 in PDAC, phase 2/3 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01 and SYN-020, and continue with supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $28,000 for the three months ended March 31, 2022, compared to $19,000 related to stock-based compensation expense for the three months ended March 31, 2021.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended March 31, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	March 31,	March 31,
Therapeutic Areas	2022	2021
SYN-020	$659	$172
Ribaxamase	376	148
VCN-01	60	—
SYN-010	—	3
Other therapeutic areas	53	—

Total direct costs	1,148	323
Total indirect costs	1,449	794

Total Research and Development	$2,597	$1,117

Other Income/Expense

Other expense was $21,068 for the three months ended March 31, 2022 compared to other income of $347 for the three months ended March 31, 2021. Other expense is primarily comprised of exchange loss of $22,607, offset by interest income of $1,539. Other income for the three months ended March 31, 2021 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $4.3 million, or $0.03 per basic and dilutive common share for the three months ended March 31, 2022, compared to a net loss of approximately $11.5 million, or $0.13 per basic common share and dilutive common share for the three months ended March 31, 2021. Net loss attributable to common stockholders for the three months ended March 31, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million.

Liquidity and Capital Resources

As of March 31, 2022, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $56.7 million as of March 31, 2022, which includes the net proceeds from sales of its Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds of approximately through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, we believe we will be able to fund our operations through the next twelve months from the issuance date of these financial statements. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of capital needed by us will also depend upon whether we develop SYN-004 and/or SYN-020 internally or we our-license or partner such development. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $54.9 million at the end of April 2022 is sufficient to fund our operations through at least the end of the fourth quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our planned Phase 1 clinical programs for SYN-020 and to fund our committed obligations under the Purchase Agreement for the VCN Acquisition.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, the Phase 1 SAD and MAD clinical studies, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of March 31, 2022, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2022, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the quarter, we identified a material weakness in our controls relating to accounting and disclosure for non-routine transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Office concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the course of the review for this Quarterly Report, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process and the related income tax implication of the non-routine transactions.

In order to remediate this material weakness, we plan to implement the following steps to improve the overall processes of identifying and reviewing  non-routine transactions:

●	Perform additional internal review processes to ensure the appropriate accounting and disclosure of non-routine transactions.

Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly. In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN's policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting. As permitted by the Securities and Exchange Commission, we expect to exclude VCN from the assessment of internal control over financial reporting the year ending December 31, 2022.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2021 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2021 Form 10-K.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the three months ended March 31, 2022, our operating activities used net cash of approximately $10.5 million and our cash and cash equivalents were approximately 54.9 million at the end of April 2022. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2022, our accumulated deficit totaled approximately $275.6 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned later stage clinical trials of VCN-01 (our proposed clinical trials in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, our Phase 1 multiple-ascending dose clinical trials of SYN-020, but may not be sufficient additional trials of SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 200,000,000 shares of common stock, of which 158,437,840 shares of common stock were issued and outstanding as of March 16, 2022. At March 16, 2022, we had reserved 12,800,241 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 200,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 12,800,241, which in addition to the 158,437,840 shares issued and outstanding, would leave 28,759,591 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. At our 2021 Annual Meeting of Shareholders, we sought shareholder approval of an amendment to our Articles of Incorporation, as amended, to increase our authorized number of shares of common stock, which approval was not obtained. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions; however, there can be no assurance that we will be successful in obtaining the required approval for any such action.

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

We have identified a material weakness in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future. In addition, we are not yet required to perform an assessment of internal controls for VCN.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the second quarter of 2022, we identified a material weakness in our controls over financial reporting related to the accounting for non-routine transactions. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process and the related income tax implication of the non-routine transactions. Although management believes that the control deficiencies will be remediated by the end of the fiscal year there can be no assurance that the deficiency will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. In addition, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

As permitted by the SEC, we  are permitted  to exclude VCN from the assessment of internal control over financial reporting the year ending December 31, 2022. In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN's policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting; however, we cannot assure you that such integration will be successful  to enable  us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2022 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

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

Date: May 16, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1

Amended and Restated At Market Issuance Sales Agreement dated February 9, 2021 by and among Synthetic Biologics, Inc. and B. Riley Securities, Inc. and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed February 10, 2021, File No. 001-12584.)

2.2

Amendment dated March 9, 2022 to Share Purchase Agreement dated December 41, 2021 by and among Synthetic Biologics, Inc., VCN Biosciences, S.L.(“VCN”), and each of the shareholders of VCN (Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed March 11, 2022, File No. 001-12584)

3.1

Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)

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

10.1 +

Employment Agreement effective January 3, 2022 between Synthetic Biologics, Inc. and Steve Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2022 File No. 001-12584).

10.2+

Employment Agreement effective March 22, 2022 between Synthetic Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2022 File No. 001-12584).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed herewith.

 + Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.