Form 10-Q
period 2022-06-30
Synthetic Biologics, Inc.
filed 2022-08-11
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐       No ☒

As of August 10, 2022, the registrant had 15,844,061 shares of common stock, $0.001 par value per share, outstanding.

SYNTHETIC BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Synthetic Biologics,” the “Company,” “we,” “us” and “our” refer to Synthetic Biologics, Inc. and our subsidiary VCN Biosciences S.L. ("VCN").

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SYNTHETIC BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$52,266	$67,325
Prepaid expenses and other current assets	2,622	1,533
Total Current Assets	54,888	68,858

Non-Current Assets
Property and equipment, net	285	101
Restricted cash	96	—
Right of use asset	1,292	1,383
In-process research and development	20,562	—
Goodwill	5,185	—
Deposits and other assets	23	23

Total Assets	$82,331	$70,365

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,003	$524
Accrued expenses	1,987	1,928
Accrued employee benefits	788	978
Contingent consideration, current portion	9,302	—
Loans Payable-current	56	—
Operating lease liability	128	124
Total Current Liabilities	13,264	3,554

Non-current Liabilities
Non-current contingent consideration	2,374	—
Loan Payable - Long term	216	—
Deferred tax liabilities, net	3,505	—
Lease liability - Long term	1,298	1,403
Total Liabilities	20,657	4,957

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,844,294 issued and 15,844,061 outstanding at June 30, 2022 and 13,204,487 issued and 13,204,254 outstanding at December 31, 2021	16	13
Additional paid-in capital	343,500	336,679
Accumulated other comprehensive loss	(1,317)	—
Accumulated deficit	(280,525)	(271,284)
Total Stockholders' Equity	61,674	65,408

Total Liabilities and Stockholders' Equity	$82,331	$70,365

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating Costs and Expenses:
General and administrative	$1,500	$1,265	$3,155	$2,685
Research and development	3,485	1,932	6,082	3,049
Total Operating Costs and Expenses	4,985	3,197	9,237	5,734

Loss from Operations	(4,985)	(3,197)	(9,237)	(5,734)

Other Expense:
Exchange loss	(9)	—	(31)	—
Interest income	26	2	27	2
Total Other Income(Expense)	17	2	(4)	2

Net Loss	(4,968)	(3,195)	(9,241)	(5,732)

Net Loss Attributable to Non-controlling Interest	—	—	—	(1)

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,968)	$(3,195)	$(9,241)	$(5,731)

Series A Preferred Stock Dividends	—	—	—	(24)
Effect of Series A Preferred Stock price adjustment	—	—	—	(7,402)
Series B Preferred Stock Dividends	—	—	—	(1,497)

Net Loss Attributable to Common Stockholders	$(4,968)	$(3,195)	$(9,241)	$(14,654)

Net Loss Per Share - Basic and Dilutive	$(0.31)	$(0.24)	$(0.62)	$(1.31)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,844,061	13,204,254	14,837,832	11,153,902

Net Loss	(4,968)	(3,195)	(9,241)	(5,732)
Loss on foreign currency translation	(1,497)	—	(1,317)	—
Total comprehensive loss	(6,465)	(3,195)	(10,558)	(5,732)
Comprehensive loss attributable to non-controlling interest	—	—	—	(1)
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	(6,465)	(3,195)	(10,558)	(5,731)

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	—	$—	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	—	—	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	—	—	181	181
Net loss	—	—	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	—	$—	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	—	—	(1,498)	(1,498)
Net loss	—	—	—	—	—	(4,968)	—	(4,968)

Balance at June 30, 2022	15,844,061	$16	—	$—	$343,500	$(280,525)	$(1,317)	$61,674

	Common Stock $0.001 Par Value		Series B Preferred
							Non-	Total
						Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit
Balance at December 31, 2020	2,924,993	$3	3,973	$2,477	$240,847	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	—	—	—	—	101	—	—	101
Stock issued under "at-the-market" offering	7,868,532	8	—	—	65,952	—	—	65,960
Warrants Exercised	1,165,575	1	—	—	8,041	—	—	8,042
Series A Preferred Stock Dividends	—	—	—	—	—	(24)	—	(24)
Effect of Series A Preferred Stock price adjustment	—	—	—	—	7,401	(7,402)	—	—
Conversion of Series A Preferred Stock to Common	899,677	1	—	—	12,821	—	—	12,822
Conversion of Series B Preferred Stock to Common	345,478	—	(3,973)	(2,477)	3,974	(1,497)	—	—
Net loss	—	—	—	—	—	(2,536)	—	(2,536)
Non-controlling interest	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2021	13,204,255	$13	—	$—	$339,138	$(259,553)	$(2,774)	$76,824

Stock-based compensation	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	(3,195)	—	(3,195)

Balance at June 30, 2021	13,204,255	$13	—	$—	$339,240	$(262,748)	$(2,774)	$73,731

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(9,241)	$(5,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	225	203
Change in fair value of contingent consideration	(483)	—
Depreciation	36	56
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	518	366
Right of use asset	90	81
Accounts payable	(295)	(318)
Accrued expenses	265	(131)
Accrued employee benefits	(272)	(328)
Lease liability	(101)	(121)
Net Cash Used In Operating Activities	(9,258)	(5,924)

Cash Flows from Investing Activities
Purchase of property and equipment	(14)	(14)
Cash paid for business combination, net of cash acquired	(3,863)	—
Pre-acquisition loan to VCN	(417)	—
Net Cash Used in Investing Activities	(4,294)	(14)

Cash Flows from Financing Activities
Payment of VCN's CDTI loan	(1,376)
Proceeds from "at the market" stock issuance	—	65,960
Proceeds from issuance of common stock for warrant exercises	—	8,042
Net Cash Provided (used in) by Financing Activities	(1,376)	74,002

Effects of FX on cash	(35)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(14,963)	68,064
Cash and cash equivalents and restricted at the beginning of this period	67,325	6,227
Cash and cash equivalents and restricted cash at the end of this period	$52,362	$74,291

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$52,266	$74,291
Restricted cash included in other long-term assets	96	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$52,362	$74,291

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration issued in a business combination	$12,158	$—
Fair value of equity issued as consideration in a business combination	$6,599	$—
Effective settlement of pre-closing VCN financing	$417	$—
Goodwill measurement period adjustment	$277	$—
Effect of Series A Preferred Stock price adjustment	$—	$7,402
Right of use asset from operating lease	$—	$1,270
Conversion of Series B Preferred Stock	$—	$2,477
Deemed dividends for accretion of Series B Preferred Stock discount	$—	$1,497
In-kind dividends paid in preferred stock	$—	$23

See accompanying notes to unaudited condensed consolidated financial statements.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Synthetic Biologics, Inc. (the “Company” or “Synthetic Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. Prior to the acquisition of VCN (the “Acquisition”), the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. Upon consummation of the Acquisition of VCN, described in more detail below, the Company began transitioning its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system.

Basis of Presentation

On July 11, 2022, the Board of Directors of the Company approved a reverse stock split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every ten (10) shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 25, 2022 (the “Effective Time).

As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 158,437,840 shares to 15,844,061 shares (subject to rounding of fractional shares) and the number of authorized shares of common stock was reduced from 200,000,000 share to 20,000,000 shares. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company's common stock not evenly divisible by 10, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company's common stock or modify any voting rights or other terms of the common stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company's outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of common stock, and the number of shares authorized and reserved for issuance pursuant to the Company's equity incentive plans was reduced proportionately.

All share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the full year.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of June 30, 2022 the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

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

IPR&D

IPR&D assets represent the fair value assigned to technologies that the Company acquired, which at the time of acquisition have not reached technological feasibility and have no alternative future use. IPR&D assets are considered to have indefinite-lives until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed to have definite lives and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. No impairment of the IPR&D asset was identified during the three and six months ended June 30, 2022.

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of June 30, 2022, the Company has determined that it has one reporting unit. The Company has not identified any events or changes in circumstances that indicate the existence of potential impairment of goodwill during the three and six months ended June 30, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. As a result, no impairment charges were recorded during the three and six months ended June 30, 2022 and 2021.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Business Combination

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. VCN is a private, clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares, the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited, the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock In addition to the consideration described above, under the terms of the Purchase Agreement, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones.

In anticipation of the Acquisition, prior to the Closing, the Company loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. At the Closing, VCN and Grifols entered into a sublease agreement for the sublease by VCN of laboratory and office space as well as a transitional services agreement. As a post-Closing covenant, the Company has agreed to commit to fund VCN’s research and development programs, including but not limited to VCN-01 in a pancreatic ductal adenocarcinoma PDAC phase 2 trial, VCN-01 in a retinoblastoma (RB) phase 2/3 trial and necessary G&A within a budgetary plan of approximately $27.8 million.

Total purchase consideration including cash, restricted shares and contingent consideration was valued at approximately $23.9 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN "effectively settled"	417
FV of common shares issued	6,599
FV of contingent consideration	12,159
$23,875

As of March 31, 2022, the fair value of the contingent consideration was approximately $12.2 million. During the three months ended June 30, 2022 the Company recognized a non-cash gain of $483,000 related to the decrease in the fair value of the contingent consideration. This gain was recorded as a reduction of general and administrative expense in the accompanying condensed consolidated statement of operations.

The Company acquired VCN due to its track record of being a research and development growth engine capable of fueling sustainable growth, to expand the Company’s research and development pipeline, and to diversify the Company’s potential future revenue opportunities.

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

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been finalized as of the date of this filing. Any changes in the estimated fair values of the purchase consideration and of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction may change the amount and allocation of the purchase price. As such, the purchase price amount and allocations for this transaction are preliminary estimates including in-process research and development, goodwill and contingent consideration, which may be subject to change within the measurement period. During the three months ended June 30, 2022 the Company recognized a measurement period adjustment related to the estimate of acquired liabilities resulting in a $277,000 reduction in accrued liabilities and Goodwill.

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

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $5.8 million was established as a result of the Acquisition and is not tax deductible.

VCN operations recorded a net loss of $2.1 million from the date of acquisition through June 30, 2022.

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN acquisition had been completed as of January 1, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues	$—	$—	—	$—
Net loss	$(4,967)	$(3,897)	(9,763)	$(6,997)

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Business Combination - (continued)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $1.2 million and $0.2 million in 2021 and 2022, respectively, in transaction costs, which were expensed as general, and administrative expense in the consolidated statements of operations.

3. Goodwill and Intangibles

Goodwill of $5.8 million and in-process R&D of $21.7 million were recorded in connection with the Acquisition of VCN, as described in Note 2. The Company performs an impairment test for IPR&D and for goodwill on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. The Company did not identify any impairments to IPR&D and goodwill during the quarter ended June 30, 2022

The following table provides the Company’s goodwill as of June 30, 2022. During the three months ended June 30, 2022 the Company recognized a measurement period adjustment related to the estimate of acquired liabilities resulting in a $277,000 reduction in accrued liabilities and Goodwill.

Goodwill (in thousands)
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	5,765
Goodwill impairment loss	—
Measurement Period Adjustment	(277)
Effects of exchange rates	(303)
Balance at June 30, 2022	$5,185

The following table provides the Company’s in-process R&D as of June 30, 2022. There was no change in in-process R&D during the quarter ended June 30, 2022.

In-process
R&D (in thousands)
Balance at December 31, 2021	$—
Acquired IPR&D -	21,703
In-process R&D impairment loss	—
Effects of exchange rates	(1,141)
Balance at June 30, 2022	$20,562

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

In connection with the Acquisition of VCN, the Company will be required pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 3. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the March 10, 2022 acquisition date, the contingent consideration had a fair value of $12.2 million. The fair value of the contingent consideration was $11.7 million as of June 30, 2022 and is reflected as current accrued contingent consideration of $9.3 million and non-current contingent consideration liability of $2.4 million in the consolidated balance sheet. During the three months ended June 30, 2022 the Company recognized in operating expense a $483,000 fair value adjustment decrease to contingent consideration.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 10, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$12,159	—	—	$12,159

	As of June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,676	—	—	$11,676

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the six months ended June 30, 2022 (in thousands):

Contingent
Consideration
Balance at March 10, 2022	$12,159
Change in fair value	(483)
Balance at June 30, 2022	$11,676

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 10, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	7.3% to 8.6%
		Weighted Average Discount rate	7.77%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

As of June 30, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	11.6% to 13.1%
		Weighted Average Discount rate	7.75%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

5. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2022	2021
Prepaid clinical research organizations	$1,215	$458
Prepaid manufacturing expenses	519	—
Prepaid insurances	353	803
VAT receivable	278	—
Prepaid consulting, subscriptions and other expenses	257	272

Total	$2,622	$1,533

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	June 30,	December 31,
	2022	2021
Computers and office equipment	$790	$827
Other Property, Plant and Equipment	203	—
Leasehold improvements	94	94
Software	11	11
	1,098	932
Less: accumulated depreciation and amortization	(813)	(831)

Total	$285	$101

Accrued expenses (in thousands)

	June 30,	December 31,
	2022	2021
Accrued clinical consulting services	$741	$696
Accrued manufacturing costs	617	204
Accrued vendor payments	506	1,028
VAT payable	123	—

Total	$1,987	$1,928

Accrued employee benefits (in thousands)

	June 30,	December 31,
	2022	2021
Accrued bonus expense	$542	$886
Accrued vacation expense	128	92
Accrued compensation expense	118	—

Total	$788	$978

6. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of June 30, 2022, there were 515 options issued and outstanding under the 2007 Stock Plan.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 8,572 to 17,143; on May 15, 2015, increased the number of shares from 17,143 to 22,858; on August 25, 2016, increased the number of shares from 22,858 to 40,000; on September 7, 2017, increased the number of shares from 40,000 to 50,000; on September 24, 2018 increased the number of shares from 50,000 to 100,000; and on September 5, 2019, increased the number of shares from 100,000 to 400,000 The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of June 30, 2022, there were 238,820 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. As of June 30, 2022, there were 368,000 options issued and outstanding under the 2010 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months June 30, ended 2021. The assumptions used for the three and six months ended June 30, 2022 are as follows:

2022
Exercise price	$2.60
Expected dividends	0%
Expected volatility	95%
Risk free interest rate	2.65%
Expected life of option (years)	4.3

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years

During the three and six months ended June 30, 2022, the Company granted 3,000 options to employees having an approximate fair value of $5,000 based upon the Black-Scholes option pricing model, respectively. There were no options granted during the three and six months ended June 30, 2021

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

A summary of stock option activity for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2020	399,742	$23.50	6.09 years	$—

Granted	226,000	3.30
Exercised	—	—
Expired	(215)	451.50
Forfeited	—	—
Balance - December 31, 2021	625,527	16.10	5.58 years	—

Granted	3,000	2.60
Exercised	—	—
Expired	(6,651)	39.70
Forfeited	(14,542)	3.60

Balance - June 30, 2022 - outstanding	607,334	$16.07	5.07 years	$—

Balance - June 30, 2022 - exercisable	359,417	$24.67	4.42 years	$—

Grant date fair value of options granted – three months ended June 30, 2022		$5,411

Weighted average grant date fair value – three months ended June 30, 2022		$1.80

Grant date fair value of options granted – year ended December 31, 2021		$50,100

Weighted average grant date fair value – year ended December 31, 2021		$2.20

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and six months ended June 30, 2022 was $39,000 and $78,000, respectively, and $34,000 and $67,000 for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and six months ended June 30, 2022 was $21,000 and $41,000, respectively, and $16,000 and $31,000 for the three and six months ended June 30, 2021, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and six months ended June 30, 2022 was $46,000 and $93,000, respectively, and $49,000 and $98,000 for the three and six months ended June 30, 2021, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and six months ended June 30, 2022 was $7,000 and $14,000, respectively, and $3,000 and $7,000 for the three and six months ended June 30, 2020.

As of June 30, 2022, total unrecognized stock-based compensation expense related to stock options was $516,000, which is expected to be expensed through April 2024.

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and six months ended June 30, 2022 and 2021.

7. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i)Class A Units (the “Class A Units”), consisting of an aggregate of 252,000 shares of the Common Stock, and five-year warrant to purchase an aggregate of 252,000  shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $6.90 per share (each a “Warrant” and collectively, the “Warrants”) and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase  an aggregate of 1,367,218 shares of Common Stock.

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $6.90 per Warrant per full share of Common Stock in accordance with the anti-dilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional Warrants to purchase an additional 242,883 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the three and six months ended June 30, 2022.

A summary of all warrant activity for the Company for the quarter ended June 30, 2022 and the year ended December 31, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	1,800,072	6.92
Granted	—	—
Exercised	(1,165,575)	6.92
Forfeited	—	—
Balance at December 31, 2021	634,497	$6.92
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2022	634,497	$6.92

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock Warrants – (continued)

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, a monthly fee and on January 24, 2018 was issued a warrant exercisable for 71 shares of the Company’s common stock on the date of issue. The warrant is equity classified and the fair value of the warrant approximated $9,000 and was measured using the Black-Scholes option pricing model.

A summary of all outstanding and exercisable common stock warrants as of June 30, 2022 is as follows:

			Weighted Average
	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$6.90	634,426	634,426	1.28 years
182.00	71	71	0.49 years
$6.90	634,497	634,497	1.28 years

8. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and six months ended June 30, 2022 was approximately $5.0 million and $9.2 million, respectively. Net loss attributable to common stockholders for the three and six months ended June 30, 2021 was approximately $3.2 million and $14.7 million, respectively and excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million for the six months ended June 30, 2021 and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. There were no shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2021 since all remaining Series B preferred stock were converted to common stock in 2021. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three and six months ended June 30, 2022 were 607,334 and 634,497, respectively and for the three and six months ended June 30, 2021 were 399,742 and 634,497, respectively, because their effect is anti-dilutive.

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

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB): (i) issued to CSMC five thousand (5,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owns an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. There was no expense recorded related to this transaction during the three and six months ended June 30, 2022 and 2021.

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

10. Common and Preferred Stock

Series B Preferred Stock

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold  (i) Class A Units (the “Class A Units”) consisting of an aggregate of 252,000 shares of the Common Stock, and five-year warrant to purchase an aggregate of 252,000  shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $6.90 per share (each a “Warrant” and collectively, the “Warrants”), and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723  share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase  an aggregate of 1,367,218 shares of Common Stock.. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

In addition, pursuant to the Underwriting Agreement that the Company entered into with the Underwriters on October 10, 2018, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional warrants to purchase an additional 242,883 shares of Common Stock. Each Warrant is exercisable for one share of common stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock.

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Common and Preferred Stock – (continued)

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of common stock to $6.90 per Warrant per full share of common stock. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend in accumulated deficit of $880,000, which reduces the income available to common stockholders for the year ended December 31, 2020.

The October 2018 Warrants are immediately exercisable at a price of $6.90 (effective November 16, 2020) per share of common stock and will expire on October 15, 2023. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock to the holder, then the October 2018 warrants may only be exercised through a cashless exercise. No fractional shares of common stock will be issued in connection with the exercise of any October 2018 warrants. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares.

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying common stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the three months ended March 31, 2021, 398 shares were converted resulting in the recognition of a deemed dividends of $1.5 million for the amortization of the Series B Preferred Stock discount upon conversion. During the three and six months ended June 30, 2022 there were no shares converted as all shares were converted in 2021 and 2020.

Series A Preferred Stock

On September 11, 2017, the Company entered into a share purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), pursuant to which the Company offered and sold in a private placement 12,000 shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $12 million, or $10 per share.

The Series A Preferred Stock ranks senior to the shares of the Company's common stock, and any other class or series of stock issued by the Company with respect to dividend rights, redemption rights and rights to the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. Holders of Series A Preferred Stock are entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Preferred Stock classifying the Series A Preferred Stock. The Series A Preferred Stock is convertible at the option of the holders at any time into shares of common stock at an initial conversion price of $5.40 per share which was increased to $189.0 after taking into account the 2018 reverse stock split, subject to certain customary anti-dilution adjustments and was decreased to $15.0 on January 27, 2021, see below.

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

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put, as an inducement for the holder to fully convert its Series A Preferred Stock. The Amendment to the Certificate of Designation for its Series A Convertible Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada adjusted the conversion price from $189 per share to $15 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from 4.99% to 9.99%, such increase to be effective 61 days from the date hereof. During the three months ended March 31, 2021, all outstanding shares of Series A Convertible Preferred Stock were converted to approximately 0.9 million shares of the Company’s common stock. There are no remaining shares of the Series A Convertible Preferred stock outstanding after these conversions. During January and February 2021, the Company issued 899,677 shares of its common stock upon the conversion effected on such date by the holder of 12,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion is accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated fair value of the inducement consideration of $7.4 million and as a result has recorded a corresponding deemed dividend of $7.4 million during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 7.9 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. During the three and six months ended June 30, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

11. Indebtedness

As a result of the acquisition of VCN the company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia , Innovacion y Universidades and ACC10 Generalitat de Catalunya The maturities of these loans are between 2027 and 2028. As a result of the VCN acquisition, the company maintains a restricted cash collateral account of $96,000 relating to the RETOS 2015 loan, which is reflected as a non-current asset on the balance sheet.

	June 30, 2022	June, 2022
	Current	Non-current

NEBT Loan	$6	$37
RETOS 2015	50	179
	$56	$216

The difference between the fair value of these liabilities (when relevant conditions associated with the grants are met) and the amount received is recognized as a government grant and classified as other operating income in the statement of profit and loss.

A maturity analysis of the debt as of June 30, 2022 is as follows (amounts in thousands of dollars):

2023	$56
2024	61
2025	60
2026	49
2027	30
2028	16
Total	$272

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies

The Company’s existing lease as of June 30, 2022 for its U.S. location is classified as an operating lease. As of June 30, 2022, the Company has two operating leases for facilities. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona Spain. The current lease is short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the VCN Acquisition, a sublease was executed for the Company to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of VCN. This lease was executed for an initial term estimated to begin in January 2023 until October 2026, with an option to renew for an additional five years.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and six months ended June 30, 2022 approximated $138,000 and $245,000, respectively and for the three and six months ended June 30, 2021 approximated $68,000 and $118,000, respectively. For the three and six months ended June 30, 2022, operating cash flows used for operating leases approximated $144,000 and $257,000, respectively, For the three and six months ended June 30, 2021, operating cash flows used for operating leases approximated $80,000 and $160,000, respectively, and the right of use assets exchanged for operating the lease obligation was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of June 30, 2022 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending March 31,
2022	$82
2023	327
2024	337
2025	347
2026	357
2027	368
Total	1,818

Discount factor	(392)
Lease liability	1,426
Lease liability – current	(128)
Lease liability – long term	$1,298

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

Synthetic Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies – (continued)

As COVID-19 continued to spread around the globe, the Company experienced disruptions that impacted its business and clinical trials, including the postponement of clinical site initiation of the Phase 1b/2a clinical trial of SYN-004. The extent to which the COVID-19 pandemic impacts the Company’s business, the clinical development of VCN-01, SYN-004 (ribaxamase) and SYN-020, the business of the Company’s suppliers and other commercial partners, the Company’s corporate development objectives and the value of and market for the Company’s common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, especially in light of the new variants, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe and other countries, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company's business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

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

13. Subsequent Events

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P. (the “SPA”), pursuant to which the Company agreed to issue and sell 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share, and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share, at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s common stock, par value $0.001 per share, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

In order to comply with Section 122 of the NYSE American Company Guide, on August 9, 2022 the Company and the holder of the Company’s Series C preferred stock and Series D preferred stock amended the SPA to provide that the holder may only submit 1,549,295 of the votes relating to the Series C Preferred Stock that it would otherwise be entitled to vote.

On August 3, 2022 the Company announced the exercise price of warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company’s common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our 2021 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2021 Form 10-K.

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

Acquisition of VCN Biosciences, S.L

On March 10, 2022, pursuant to the terms of the Share Purchase Agreement (“Purchase Agreement”) we entered into with VCN and the shareholders of VCN Biosciences S.L. (the “Sellers”), we completed our acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. Pursuant to the Purchase Agreement, as consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 2,639,530 shares of our common stock, $.001 par value (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make certain milestone payments to Grifols. Pursuant to the terms of the Purchase Agreement we loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. In addition, at Closing VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space as well as a transitional services agreement. We agreed as a post- Closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million.

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

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD and infection by carbapenem resistant Enterobacteriaceae and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

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

On July 30, 2020, we received written notification from the FDA informing us that they determined the Phase 1b/2a clinical program in adult allogeneic HCT recipients may proceed per the submitted clinical study protocol. On December 22, 2020, we announced that we received approval from the Institutional Review Board (IRB) at Washington University to commence the Phase 1b/2a clinical trial of SYN-004. During the first quarter of 2021, Washington University began screening patients for enrollment of the first of three antibiotic cohorts in the Phase 1b/2a clinical trial of SYN-004 in allogeneic HCT recipients. On April 14, 2021, we announced that the first patient had been dosed in our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD. To date, we have dosed 19 patients in Cohort 1 of the study (12 that are considered evaluable) in the study. A topline data readout from the first Cohort 1 is expected in the second half of 2022 after review by a protocol-specified review by a Data and Safety Monitoring Committee. If enrollment proceeds on the current schedule, we may be positioned to announce data readouts for the second cohort during the second half of 2023 and the third cohort during the second half of 2024.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish fat absorption, tighten the gut barrier to diminish “leaky gut,” promote a healthy microbiome, and diminish GI and systemic inflammation. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture, which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and currently have the ability to produce more than 3 grams per liter of SYN-020. If the yields are successfully translated to a commercial scale, we could ultimately manufacture IAP for roughly a few hundred dollars per gram. Based on the known IAP mechanisms of action, as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have begun planning for potential development of SYN-020 in indications that may offer a more accelerated or streamlined pathway to registration while also addressing significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging, which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

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

On May 10, 2022, we announced positive safety data from our Phase 1, placebo-controlled, double-blind multiple ascending dose (MAD) clinical trial of SYN-020 intestinal alkaline phosphatase (IAP). The Phase 1 MAD study enrolled 32 healthy adult volunteers into four cohorts with SYN-020 administered orally in doses ranging from 5 mg to 75 mg twice daily for 14 days with a follow-up evaluation at day 35. Each cohort included six subjects who received SYN-020 and two who received placebo. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile and was well-tolerated across all dose levels. There were a few treatment-related adverse events, and all were mild (grade 1) and resolved without medical intervention. The most common adverse event, constipation, occurred in three out of 24 subjects in the treatment arm and in one out of eight subjects in the placebo arm. No adverse event led to discontinuation of the study drug and there were no serious adverse events. SYN-020 levels were below the limit of quantitation in all plasma samples at all timepoints during the study.

The Phase 1 data from our SAD and MAD studies are intended to support the development of SYN-020 in multiple clinical indications targeting disorders stemming from gastrointestinal (GI) inflammation. We will continue to explore the therapeutic potential of SYN-020 across indications including celiac disease, NAFLD, age-related metabolic and inflammatory diseases. With our transition to an oncology focused Company, we are exploring strategic opportunities to enable advancement of this potentially valuable asset.

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

VCN-01 — An oncolytic human type-5 adenovirus engineered for intravenous administration and to express a tumor matrix degrading enzyme (PH20, hyaluronidase) that facilitates the entry of therapeutics and immune cells into tumors

VCN-01 is a genetically modified oncolytic adenovirus that has been engineered to contain four independent genetic modifications on the backbone of the wild-type human adenovirus serotype 5 (HAd5) genome. These modifications have been shown in preclinical and clinical studies to confer tumor selective replication and antitumor activity. VCN-01 was engineered to replicate in and kill virtually all types of cancer cells, to expose tumor neoantigens of lysed tumors, to reduce liver tropism, and to express PH20 hyaluronidase to enhance the penetration of virus, chemotherapy and immune cells into the tumor.

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

VCN-01 has been administered to 76 patients across four Phase 1 clinical trials, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

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

Phase 1a/Proof of Concept Trial of VCN-01 by intratumoral administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (“NCT02045589”). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS)) injection were treated with 3 injections (coincident with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated; however, one patient died from severe intraabdominal fluid collection that was considered to be related to VCN-01 treatment. Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients due to the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC. The results of this study were, published in the Journal for ImmunoTherapy of Cancer. 2021 Nov;9(11):e003254. doi: 10.1136/jitc-2021-003254.

Phase 1 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In March 2022, we announced the peer-reviewed publication of a Phase 1, multicenter, open-label, dose-escalation study investigating the safety, tolerability and biodistribution of intravenous VCN-01 oncolytic adenovirus with or without standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) in patients with advanced solid tumors. The data, published in the Journal for ImmunoTherapy of Cancer, suggests that intravenous treatment with VCN-01 is feasible and has an acceptable safety profile, with encouraging biological and clinical activity. (Journal for Immunotherapy of Cancer 2022;10:e003255. doi:10.1136/jitc-2021-003255).

Data from the recent publication had previously been presented, in part, in a poster at the ESMO 2019 annual meeting. The published study was a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01seven days before chemotherapy. The recommended phase 2 doses (RP2D) was determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

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

Future Planning and Potential Regulatory Strategy for development of VCN-01 in PDAC

We are currently planning a Phase 2 clinical trial of systemically administered VCN-01 in PDAC patients and submitted of the protocol to the FDA and Spanish and German regulatory agencies in June of 2022. The proposed Phase 2 trial is expected to be an open-label, randomized study to test the efficacy of VCN-01 in combination with gemcitabine and nab-paclitaxel in patients with newly diagnosed metastatic pancreatic cancer. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU. Two doses of VCN-01 are planned in the treatment arm: the 1st dose will be administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care will be administered. The second VCN-01 dose will be administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy. Dr. Manuel Hidalgo, chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine/New York-Presbyterian Hospital has been appointed as Principal Investigator. If the regulatory agencies allow us to proceed, initiation of recruitment is expected during Q4 2022.

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

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two doses of VCN-01 injected 14 days apart using a dose escalation regimen. At this time, the dose-escalation phase of the study has already been completed in 5 patients distributed in two cohorts (2 x 109 vp/eye and 2 x 1010 vp/eye). VCN-01 was well tolerated to date after intravitreal administration, although some degree of intravitreal inflammation and associated turbidity were observed. Inflammation has been managed and potential turbidity minimized with local and systemic administration of anti-inflammatory drugs. VCN-01 does not appear to change the retinal function, and selective VCN-01 replication in retinoblastoma cells has been observed by immunohistochemical analysis. Replication within retinoblastoma tumors over time was detected and VCN-01 reduced the number of vitreous seeds in all patients treated at 2 x 1010 vp/eye (n=3). The investigator has reported that one patient treated with VCN-01 has had a complete regression lasting more than 30 months.

This study is currently ongoing and anticipated to be completed in the first quarter of 2023. We anticipate the initiation of a Phase 2/3 trial of VCN-01 as either an adjunct to chemotherapy or a potential rescue therapy in pediatric patients with advanced retinoblastoma in the second half of 2023.

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

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1 and is being developed by AstraZeneca/MedImmune, which supplies the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 is administered to each patient only once during the trial at the VCN-01 dose level to which they are randomized. Durvalumab is administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. The last patients on the study are currently in the follow-up period and initial safety data from these patients is expected to be available in Q3 2022.

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

On July 8, 2022, we were notified of the clearance of the safety evaluation period by the first patient that had been dosed in the investigator sponsored Phase 1 clinical trial evaluating VCN-01 (NCT05057715), an intravenous oncolytic adenovirus, in combination with mesothelin-directed lentiviral transduced human chimeric antigen receptor modified T cells (huCART-meso) for patients with pancreatic and serous epithelial ovarian cancers.

Phase 1 Trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors

In the second quarter of 2021, VCN entered into a Clinical Trial Agreement with the University of Leeds (UK) to sponsor a proof-of-concept Phase 1 clinical study to evaluate whether intravenously administered VCN-01 can cross the blood-brain barrier and infect the target brain tumor. This is an open-label, non-randomized, single center study of VCN-01 given intravenously at a dose of 1x1013 virus particles to patients prior to planned surgery for recurrent high-grade primary or metastatic brain tumors. We believe that the intravenous delivery of anti-cancer therapy to brain tumors, if effective, may enable the treatment of systemically disseminated brain metastases and may allow for reduction in the need to use neurosurgery to administer the drugs. This study aims to assess the presence of VCN-01 within the resected surgical specimen after systemic VCN-01 delivery and determine the safety of intravenous VCN-01 in patients with recurrent high-grade glioma or brain metastases. By confirming the presence of VCN-01 in high grade brain tumors following intravenous delivery, this study may pave the way for larger trials to study VCN-01 efficacy, both as a monotherapy and in combination with PD-1/PD-L1 blockade. This trial has already received approval from Medicines & Healthcare Products Regulatory Agency (MHRA) from UK Government and recruitment is on-going. Initiation of VCN-01 dosing is expected in the second half of 2022.

Research Programs

SYN-006, SYN-007

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

In May 2022, we presented on VCN-11 at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT). The presentation included preclinical results showcasing the potential of VCN-11 to balance safety, with no major toxicities observed, and effectively target tumors after intravenous re-administration, even in the presence of high level NAbs.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Synthetic Biologics has over 100 U.S. and foreign patents and over 70 U.S. and foreign patents pending. VCN Biosciences, through assignment or exclusive licenses, controls over 40 U.S. and foreign patents and over 15 U.S. and foreign patents pending

The SYN-004 (ribaxamase) program is supported by IP that is assigned to Synthetic Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in at least 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

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

The VCN-01 and VCN-11 programs are supported by patents and patent applications that are assigned to VCN Biosciences or exclusively licensed from Fundacio Privada Institut d'Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d'Oncologia (ICO), and Hospital Sant Joan De Déu Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $1.5 million for the three months ended June 30, 2022, from $1.3 million for the three months ended June 30, 2021. This increase of 19% primarily comprised of increased consulting and legal costs related to the VCN acquisition, higher insurance costs, audit fees, and public relations expenses and VCN administrative expenses not included in prior year. The charge related to stock-based compensation expense was $86,000 for the three months ended June 30, 2022, compared to $83,000 the three months ended June 30, 2021.

Research and Development Expenses

Research and development expenses increased to $3.5 million for the three months ended June 30, 2022, from approximately $1.9 million for the three months ended June 30, 2021. This increase of 80% is primarily the result of VCN research expenses related to VCN-01 not incurred in the prior year and to a lesser extent higher manufacturing expense for SYN-020, costs incurred related to our Phase 1a clinical trial of SYN-020 and expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we plan for and initiate enrollment for our phase 2 clinical trial for VCN-01 in PDAC, phase 2/3 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue with supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $27,000 for the three months ended June 30, 2022, compared to $19,000 related to stock-based compensation expense for the three months ended June 30, 2021.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended June 30, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	Three months ended
	June 30,	June 30,
Therapeutic Areas	2022	2021
VCN-01	$1,468	$—
SYN-004 (ribaxamase)	346	332
SYN-020	226	697
Other therapeutic areas	225	—

Total direct costs	2,265	1,029
Total indirect costs	1,220	903

Total Research and Development	$3,485	$1,932

Other Income/Expense

Other income was $17,000 for the three months ended June 30, 2022 compared to other income of $2,000 for the three months ended June 30, 2021. Other income for the three months ended June 30, 2022 is primarily comprised of interest income of $26,000 offset by an exchange loss of $9,000. Other income for the three months ended June 30, 2021 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.0 million, or $0.31 per basic and dilutive common share for the three months ended June 30, 2022, compared to a net loss of approximately $3.2 million, or $0.24 per basic common share and dilutive common share for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $3.2 million for the six months ended June 30, 2022, from $2.7 million for the six months ended June 30, 2021. This increase of 18% primarily comprised of increased consulting and legal costs related to the VCN acquisition, higher insurance costs, audit fees, and public relations expenses and VCN administrative expenses not included in prior year. The charge related to stock-based compensation expense was $172,000 for the six months ended June 30, 2022, compared to $165,000 the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses increased to $6.1 million for the six months ended June 30, 2022, from approximately $3.0 million for the six months ended June 30, 2021. This increase of 99% is primarily the result of VCN research expenses related to VCN-01 not incurred in the prior year and to a lesser extent higher manufacturing expense for SYN-020, costs incurred related to our Phase 1a clinical trial of SYN-020 and expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we plan for and initiate enrollment for our phase 2 clinical trial for VCN-01 in PDAC, phase 2/3 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue with supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $54,000 for the six months ended June 30, 2022, compared to $38,000 related to stock-based compensation expense for the six months ended June 30, 2021.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the six months ended June 30, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

Six months ended

	June 30,	June 30,
Therapeutic Areas	2022	2021
VCN-01	$1,528	$—
SYN-020	885	869
SYN-004 (ribaxamase)	723	480
Other therapeutic areas	277	3

Total direct costs	3,413	1,352
Total indirect costs	2,669	1,697

Total Research and Development	$6,082	$3,049

Other Income/Expense

Other expense was $4,000 for the six months ended June 30, 2022 compared to other income of $2,000 for the six months ended June 30, 2021. Other expense for the six months ended June 30, 2022 is primarily comprised of exchange loss of $31,000, offset by interest income of $27,000. Other income for the six months ended June 30, 2021 is primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $9.2 million, or $0.62 per basic and dilutive common share for the six months ended June 30, 2022, compared to a net loss of approximately $5.7 million, or $1.31 per basic common share and dilutive common share for the six months ended June 30, 2021. Net loss attributable to common stockholders for the six months ended June 30, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million.

Liquidity and Capital Resources

As of June 30, 2022, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $52.3 million as of June 30, 2022, which includes the net proceeds from sales of our Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, we believe we will be able to fund our operations through the next twelve months from the issuance date of these financial statements. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of capital needed by us will also depend upon whether we develop SYN-004 and/or SYN-020 internally or we out-license or partner such development. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $53.5 million as of August 1, 2022 is sufficient to fund our operations through at least the end of the fourth quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our planned Phase 1 clinical programs for SYN-020 and to fund our committed obligations under the Purchase Agreement for the VCN Acquisition.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, the Phase 1 SAD and MAD clinical studies with SYN-020, and the proposed clinical trials with VCN-01, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

As the COVID-19 coronavirus has persisted around the globe and world governments have reacted to the on-going war in the Ukraine, we have experienced and may, in the future, experience disruptions that impact our business and clinical trials. These include postponement of clinical site initiation as was observed for the Phase 1b/2a clinical trial of SYN-004, increased costs of goods and services, supply chain constraints, and disruptions and changes in vendor personnel. The full impact of the COVID-19 and global economic downturn continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that these factors will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of persistent COVID-19 and the global economic downturn, we are not able to estimate the future effects of the these factors on our results of operations, financial condition, or liquidity.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of June 30, 2022, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2022, our cash and cash equivalents consisted primarily of money market instruments. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the first quarter of 2022, we identified a material weakness in our controls relating to accounting and disclosure for non-routine transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Office concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the course of the review for the Quarterly Report for the quarter ended March 31, 2022, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process and the related income tax implication of the non-routine transactions.

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

During the six months ended June 30, 2022, our operating activities used net cash of approximately $9.3 million and our cash and cash equivalents were approximately 53.5 million as of August 1, 2022. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2022, our accumulated deficit totaled approximately $280.5 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned later stage clinical trials of VCN-01 (our proposed clinical trials in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, our Phase 1 multiple-ascending dose clinical trials of SYN-020, but may not be sufficient additional trials of SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by number of shares we have available for issuance and the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 20,000,000 shares of common stock, of which 15,844,061 shares of common stock were issued and outstanding as of June 30, 2022. At June 30, 2022, we had reserved 1,280,025 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 32,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 1,280,025, which in addition to the 15,844,061 shares issued and outstanding, would leave 2,875,914 authorized but unissued shares of common stock. As a result of our limited number of authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. At our 2021 Annual Meeting of Shareholders, we sought shareholder approval of an amendment to our Articles of Incorporation, as amended, to increase our authorized number of shares of common stock, which approval was not obtained. Accordingly, we anticipate taking steps, when appropriate, to increase our number of available shares which may have the effect of facilitating such transactions; however, there can be no assurance that we will be successful in obtaining the required approval for any such action.

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

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 20,000,000 shares of common stock, of which 15,844,061 shares of common stock were issued and outstanding as of June 30, 2022. At June 30, 2022, we had reserved 1,280,025 shares of common stock for issuance upon exercise of our outstanding options and warrants. In addition, at such date, we had 32,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 1,280,025, which in addition to the 15,844,061 shares issued and outstanding, would leave 2,875,960 authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of Common Stock, we may have insufficient shares of Common Stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we are taking take steps in the near future to increase our number of available shares, which includes seeking stockholder approval of an increase in our authorized number of shares of common stock. Although we have filed a preliminary proxy statement for our annual meeting of stockholders to seek approval of an increase in our authorized number of shares of Common Stock which if effected would have resulted in additional shares of unissued authorized Common Stock becoming available for issuance, there can be no assurance that such approval will be obtained at such special meeting of stockholders. If not, we may need to rely on debt for growth capital or take other steps necessary to raise capital or reduce operations.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the first quarter of 2022, we identified a material weakness in our controls over financial reporting related to the accounting for non-routine transactions. Specifically, the controls related to the review of internal and externally prepared reports and analysis utilized in the financial reporting process and the related income tax implication of the non-routine transactions. Although management believes that the control deficiencies will be remediated by the end of the fiscal year there can be no assurance that the deficiency will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. In addition, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

As permitted by the SEC, we have elected to exclude VCN from the assessment of internal control over financial reporting the year ending December 31, 2022. In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN's policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting; however, we cannot assure you that such integration will be successful  to enable  us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended June 30, 2022 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In order to comply with Section 122 of the NYSE American Company Guide, on August 9, 2022 the Company and the holder of the Company’s Series C preferred stock and Series D preferred stock amended the Securities Purchase Agreement entered into between them on July 28, 2022 to provide that the holder may only submit 1,549,295 of the votes relating to the Series C Preferred Stock that it would otherwise be entitled to vote.

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

Date: August 11, 2022

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

3.15	Certificate of Change Pursuant to NRS 78. 209 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 25, 2022, File No. 001-12584.)

3.16

Form of Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 29, 2022, File No. 001-12584.)

3.17

Form of Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 29, 2022, File No. 001-12584.)

10.1

Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 29, 2022, File No. 001-12584.)

10.2*	Amendment No. 1 dated as of August 9, 2022 to Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed herewith.

 + Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.