Form 10-Q
period 2022-09-30
Theriva Biologics, Inc.
filed 2022-11-10
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from   ____________ to  ____________

Commission File Number: 001-12584

THERIVA BIOLOGICS, INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	13-3808303
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 Medical Center Drive, Suite 270
Rockville, MD	20850
(Address of Principal Executive Offices)	(Zip Code)

(301) 417-4364

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TOVX	NYSE American

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

Yes ☐       No ☒

As of November 9, 2022, the registrant had 15,844,061 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Theriva Biologics,” the “Company,” “we,” “us” and “our” refer to Theriva Biologics, Inc. and our subsidiary VCN Biosciences S.L. (“VCN”).

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$50,490	$67,325
Prepaid expenses and other current assets	2,241	1,533
Total Current Assets	52,731	68,858

Non-Current Assets
Property and equipment, net	262	101
Restricted cash	90	—
Right of use asset	1,246	1,383
In-process research and development	20,089	—
Goodwill	4,254	—
Deposits and other assets	23	23

Total Assets	$78,695	$70,365

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$770	$524
Accrued expenses	1,411	1,928
Accrued employee benefits	1,319	978
Contingent consideration, current portion	9,483	—
Loans Payable-current	52	—
Operating lease liability	157	124
Total Current Liabilities	13,192	3,554

Non-current Liabilities
Non-current contingent consideration	2,419	—
Loan Payable - Long term	202	—
Deferred tax liabilities, net	3,489	—
Lease liability - Long term	1,244	1,403
Total Liabilities	20,546	4,957

Commitments and Contingencies
Series C convertible preferred stock, $0.001 par value; 10,000,000;275,000 issued and outstanding	2,006	—
Series D convertible preferred stock, $0.001 par value; 10,000,000;100,000 issued and outstanding	728	—
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,844,294 issued and 15,844,061 outstanding at September 30, 2022 and 13,204,487 issued and 13,204,254 outstanding at December 31, 2021	16	13
Additional paid-in capital	343,621	336,679
Accumulated other comprehensive loss	(2,844)	—
Accumulated deficit	(285,378)	(271,284)
Total Stockholders‘ Equity	55,415	65,408

Total Liabilities and Stockholders‘ Equity	$78,695	$70,365

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating Costs and Expenses:
General and administrative	$2,444	$1,303	$5,599	$3,988
Research and development	2,570	1,972	8,652	5,021
Total Operating Costs and Expenses	5,014	3,275	14,251	9,009

Loss from Operations	(5,014)	(3,275)	(14,251)	(9,009)

Other Expense:
Exchange loss	(9)	—	(40)	—
Interest income	170	2	197	4
Total Other Income(Expense)	161	2	157	4

Net Loss	(4,853)	(3,273)	(14,094)	(9,005)

Net Loss Attributable to Non-controlling Interest	—	—	—	(1)

Net Loss Attributable to Theriva Biologics, Inc. and Subsidiaries	$(4,853)	$(3,273)	$(14,094)	$(9,004)

Effect of Warrant exercise price adjustment	(340)	—	(340)	—
Series A Preferred Stock Dividends	—	—	—	(24)
Effect of Series A Preferred Stock price adjustment	—	—	—	(7,402)
Series B Preferred Stock Dividends	—	—	—	(1,497)

Net Loss Attributable to Common Stockholders	$(5,193)	$(3,273)	$(14,434)	$(17,926)

Net Loss Per Share - Basic and Dilutive	$(0.33)	$(0.25)	$(0.95)	$(1.51)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,844,061	13,204,254	15,176,927	11,844,863

Net Loss	(4,853)	(3,273)	(14,094)	(9,005)
Loss on foreign currency translation	(1,527)	—	(2,844)	—
Total comprehensive loss	(6,380)	(3,273)	(16,938)	(9,005)
Comprehensive loss attributable to non-controlling interest	—	—	—	(1)
Comprehensive loss attributable to Theriva Biologics, Inc. and Subsidiaries	(6,380)	(3,273)	(16,938)	(9,004)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	—	$—	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	—	—	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	—	—	181	181
Net loss	—	—	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	—	$—	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	—	—	(1,498)	(1,498)
Net loss	—	—	—	—	—	(4,968)	—	(4,968)

Balance at June 30, 2022	15,844,061	$16	—	$—	$343,500	$(280,525)	$(1,317)	$61,674
Stock-based compensation	—	—	—	—	121	—	—	121
Translation gains (losses)	—	—	—	—	—	—	(1,527)	(1,527)
Net loss	—	—	—	—	—	(4,853)	—	(4,853)

Balance at September 30, 2022	15,844,061	$16	—	$—	$343,621	$(285,378)	$(2,844)	$55,415

	Common Stock $0.001 Par Value		Series B Preferred
							Non-	Total
						Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	APIC	Deficit	Interest	Deficit
Balance at December 31, 2020	2,924,993	$3	3,973	$2,477	$240,847	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	—	—	—	—	101	—	—	101
Stock issued under “at-the-market“ offering	7,868,532	8	—	—	65,952	—	—	65,960
Warrants Exercised	1,165,575	1	—	—	8,041	—	—	8,042
Series A Preferred Stock Dividends	—	—	—	—	—	(24)	—	(24)
Effect of Series A Preferred Stock price adjustment	—	—	—	—	7,402	(7,402)	—	—
Conversion of Series A Preferred Stock to Common	899,677	1	—	—	12,821	—	—	12,822
Conversion of Series B Preferred Stock to Common	345,478	—	(3,973)	(2,477)	3,974	(1,497)	—	—
Net loss	—	—	—	—	—	(2,536)	—	(2,536)
Non-controlling interest	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2021	13,204,255	$13	—	$—	$339,138	$(259,553)	$(2,774)	$76,824

Stock-based compensation	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	(3,195)	—	(3,195)

Balance at June 30, 2021	13,204,255	$13	—	$—	$339,240	$(262,748)	$(2,774)	$73,731
Stock-based compensation	—	—	—	—	102	—	—	102
Net loss	—	—	—	—	—	(3,273)	—	(3,273)

Balance at September 30, 2021	13,204,255	$13	—	$—	$339,342	$(266,021)	$(2,774)	$70,560

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(14,094)	$(9,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	346	305
Change in fair value of contingent consideration	(257)	—
Depreciation	60	74
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	780	285
Right of use asset	137	123
Accounts payable	(504)	368
Accrued expenses	(326)	85
Accrued employee benefits	271	(147)
Lease liability	(127)	(168)
Net Cash Used In Operating Activities	(13,714)	(8,080)

Cash Flows from Investing Activities
Purchase of property and equipment	(25)	(14)
Cash paid for business combination; net of cash acquired	(3,863)	—
Pre-acquisition loan to VCN	(417)	—
Net Cash Used in Investing Activities	(4,305)	(14)

Cash Flows from Financing Activities
Payment of VCN’s CDTI loan	(1,376)	—
Proceeds from sale of Series C Preferred Stock, net of issuance cost	2,006	—
Proceeds from sale of Series D Preferred Stock, net of issuance cost	728	—
Proceeds from “at the market“ stock issuance	—	65,960
Proceeds from issuance of common stock for warrant exercises	—	8,042
Net Cash Provided by Financing Activities	1,358	74,002

Effects of FX on cash	(84)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,661)	65,908
Cash and cash equivalents and restricted at the beginning of this period	67,325	6,227
Cash and cash equivalents and restricted cash at the end of this period	$50,580	$72,135

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$50,490	$72,135
Restricted cash included in other long-term assets	90	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,580	$72,135

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration issued in a business combination	$12,158	$—
Fair value of equity issued as consideration in a business combination	$6,599	$—
Effective settlement of pre-closing VCN financing	$417	$—
Goodwill measurement period adjustment	$(884)	$—
In-process R&D measurement period adjustment	$810	$—
Deferred tax liability measurement period adjustment	$202	$—
Effect of Warrant exercise price adjustment	$340	$—
Effect of Series A Preferred Stock price adjustment	$—	$7,402
Right of use asset from operating lease	$—	$1,270
Conversion of Series B Preferred Stock	$—	$2,477
Deemed dividends for accretion of Series B Preferred Stock discount	$—	$1,497
In-kind dividends paid in preferred stock	$—	$24

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of VCN (the “Acquisition”), described in more detail below, the Company began transitioning its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

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

As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 158,437,840 shares to 15,844,061 shares (subject to rounding of fractional shares) and the number of authorized shares of common stock was reduced from 200,000,000 share to 20,000,000 shares. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company’s common stock not evenly divisible by 10, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of common stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Form 10-K. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the full year.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. The Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment which represents the consolidated entity.

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

As a result of the acquisition of VCN (see Note 2), the Company recorded two intangible assets, in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

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

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of September 30, 2022, the Company has determined that it has one reporting unit.

Theriva Biologics, Inc. and Subsidiaries

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and nine months ended September 30, 2022 and 2021.

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company has adopted ASU 2020-06 on January 1, 2022. The ASU impacted the analysis of the accounting treatment for the issuance of Convertible Preferred Series C & D stock during the current quarter, specifically the cash conversion and beneficial conversion features.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. BUSINESS COMBINATION

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied by the Company in clinical trials for pancreatic cancer and retinoblastoma with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC). VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares, the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited, the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock In addition to the consideration described above, under the terms of the Purchase Agreement, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the trial received “safe to proceed” from the FDA for its phase 2 clinical trial of VCN-01. Due to this approval, the company will pay Grifols $3.0 million in Q4 2022.

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

Total purchase consideration including cash, restricted shares and contingent consideration was valued at approximately $23.9 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN “effectively settled“	417
FV of common shares issued	6,599
FV of contingent consideration	12,159
$23,875

As of March 31, 2022, the fair value of the contingent consideration was approximately $12.2 million. During the nine months ended September 30, 2022 the Company recognized a non-cash gain of $257,000 related to the decrease in the fair value of the contingent consideration. This gain was recorded as a reduction of general and administrative expense in the accompanying condensed consolidated statement of operations.

The Company acquired VCN due to its track record of being a research and development engine capable of fueling sustainable growth, to expand the Company’s research and development pipeline, and to diversify the Company’s potential future revenue opportunities.

Theriva Biologics, Inc. and Subsidiaries

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

VCN operations recorded a net loss of $5.8 million from the date of acquisition through September 30, 2022.

During the three months ended June 30, 2022 the Company recognized a measurement period adjustment related to the estimate of acquired liabilities resulting in a $277,000 reduction in accrued expenses and goodwill and during the three months ended September 30, 2022 the Company recognized another measurement period adjustment related to the estimated fair value of its in-process R&D resulting in a $810,000 increase in in-process R&D, an increase of $202,000 in deferred tax liabilities and a decrease of  $607,000 in goodwill. The cumulative impact of the re-measurements as of the nine month ended September 30, 2022 was a reduction in accrued liabilities of $277,000, an increase in in-process R&D of $810,000; an increase in deferred tax liabilities of $202,000 and a decrease in goodwill of $884,000.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN acquisition had been completed as of January 1, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net revenues	$—	$—	—	$—
Net loss	$(4,853)	$(3,808)	(14,956)	$(10,810)

2. BUSINESS COMBINATION - (continued)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $1.2 million and $0.2 million in 2021 and 2022, respectively, in transaction costs, which were expensed as general, and administrative expense in the consolidated statements of operations.

3. Goodwill and Intangibles

Goodwill of $5.8 million and in-process R&D of $21.7 million were recorded in connection with the Acquisition of VCN, as described in Note 2. During the quarter ending September 30, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event. The Company performed an interim impairment analysis and concluded that the Goodwill and IPRD was not impaired as of September 30,2022.

The following table provides the Company’s goodwill as of September 30, 2022. During the three months ended June 30, 2022 the Company recognized a measurement period adjustment related to the estimate of acquired expenses resulting in a $277,000 reduction in accrued liabilities and goodwill and during the three months ended September 30, 2022 the Company recognized another measurement period adjustment related to the estimated fair value of its in-process R&D resulting in an $810,000 increase in in-process R&D, an increase of $202,000 in deferred tax liabilities and a decrease of $607,000 in goodwill. The cumulative impact of the re-measurements as of the nine month ended September 30, 2022 was a reduction in accrued liabilities of $277,000, an increase in in-process R&D of $810,000; an increase in deferred tax liabilities of $202,000 and a decrease in goodwill of $884,000.

Goodwill (in thousands)
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	5,765
Goodwill impairment loss	—
Measurement Period Adjustments	(884)
Effects of exchange rates	(627)
Balance at September 30, 2022	$4,254

The following table provides the Company’s in-process R&D as of September 30, 2022.

In-process
R&D (in thousands)
Balance at December 31, 2021	$—
Acquired IPR&D	21,703
Measurement Period Adjustment	810
Effects of exchange rates	(2,424)
Balance at September 30, 2022	$20,089

Theriva Biologics, Inc. and Subsidiaries

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

4. Fair Value of Financial Instruments – (continued)

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

In connection with the Acquisition of VCN, the Company will be required pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 3. In September 2022 the trial received “safe to proceed” from the FDA for its phase 2 clinical trial of VCN-01. Due to this approval the company will pay Grifols $3.0 million in Q4 2022. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the March 10, 2022 acquisition date, the contingent consideration had a fair value of $12.2 million. The fair value of the contingent consideration was $11.9 million as of September 30, 2022 and is reflected as current accrued contingent consideration of $9.5 million and non-current contingent consideration liability of $2.4 million in the consolidated balance sheet. During the three months ended September 30, 2022 the Company recognized in operating expense a $226,000 fair value adjustment increase to contingent consideration. During the nine months ended September 30, 2022 the Company recognized in operating expense a $257,000 fair value adjustment decrease to contingent consideration.

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 10, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$12,159	—	—	$12,159

	As of September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,902	—	—	$11,902

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the nine months ended September 30, 2022 (in thousands):

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Contingent
Consideration
Balance at March 10, 2022	$12,159
Change in fair value	(257)
Balance at September 30, 2022	$11,902

4. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 10, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	7.3% to 8.6%
		Weighted Average Discount rate	7.77%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

As of September 30, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Probability weighted	Milestone dates	2022-2027
income approach
		Discount rate	12.4% to 13.6%
		Weighted Average Discount rate	13.0%
		Probability of Occurrence (periodic for each Milestone)	9.9% to 82.4%
		Probability of occurrence (cumulative through each Milestone)	5.1% to 62.8%

5. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2022	2021
Prepaid clinical research organizations	$1,169	$458
Prepaid manufacturing expenses	573	—
VAT receivable	214	—
Prepaid consulting, subscriptions and other expenses	180	272
Prepaid insurances	105	803

Total	$2,241	$1,533

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	September 30,	December 31,
	2022	2021
Computers and office equipment	$802	$827
Other Property, Plant and Equipment	190	—
Leasehold improvements	94	94
Software	11	11
	1,097	932
Less: accumulated depreciation and amortization	(835)	(831)

Total	$262	$101

Accrued expenses (in thousands)

	September 30,	December 31,
	2022	2021
Accrued clinical consulting services	$773	$696
Accrued vendor payments	366	1,028
Accrued manufacturing costs	173	204
VAT payable	99	—
Total	$1,411	$1,928

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2022	2021
Accrued bonus expense	$1,067	$886
Accrued vacation expense	146	92
Accrued compensation expense	106	—

Total	$1,319	$978

6. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of September 30, 2022, there were 515 options issued and outstanding under the 2007 Stock Plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On October 22, 2013, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 8,572 to 17,143; on May 15, 2015, increased the number of shares from 17,143 to 22,858; on August 25, 2016, increased the number of shares from 22,858 to 40,000; on September 7, 2017, increased the number of shares from 40,000 to 50,000; on September 24, 2018 increased the number of shares from 50,000 to 100,000; and on September 5, 2019, increased the number of shares from 100,000 to 400,000 The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2022, there were 238,853 options issued and outstanding under the 2010 Stock Plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. On September 30, 2022, the stockholders approved and adopted an amendment to the Company’s 2010 Stock Plan to increase the number of shares of Company’s common stock reserved for issuance under the Plan from 400,000 to 7,000,000. As of September 30, 2022, there were 368,002 options issued and outstanding under the 2020 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. There is no deferred compensation recorded upon initial grant date. Instead, the fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2021. The assumptions used for the nine months ended September 30, 2022 are as follows:

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

Theriva Biologics, Inc. and Subsidiaries

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

During the nine months ended September 30, 2022, the Company granted 3,000 options to employees having an approximate fair value of $5,000 based upon the Black-Scholes option pricing model, respectively. There were no options granted during the three and nine months ended September 30, 2021.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

A summary of stock option activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2020	399,779	$23.52	6.09 years	$—

Granted	226,000	3.30
Exercised	—	—
Expired	(214)	431.50
Forfeited	—	—
Balance - December 31, 2021	625,565	16.12	5.58 years	—

Granted	3,000	2.60
Exercised	—	—
Expired	(6,654)	39.92
Forfeited	(14,541)	3.61

Balance - September 30, 2022 - outstanding	607,370	$16.09	4.82 years	$—

Balance - September 30, 2022 - exercisable	403,250	$22.42	4.33 years	$—

Grant date fair value of options granted – nine months ended September 30, 2022		$5,408

Weighted average grant date fair value – nine months ended September 30, 2022		$1.80

Grant date fair value of options granted – year ended December 31, 2021		$50,100

Weighted average grant date fair value – year ended December 31, 2021		$2.20

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and nine months ended September 30, 2022 was $46,000 and $124,000, respectively, and $34,000 and $101,000 for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and nine months ended September 30, 2022 was $21,000 and $62,000, respectively, and $16,000 and $47,000 for the three and nine months ended September 30, 2021, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2022 was $47,000 and $141,000, respectively, and $49,000 and $147,000 for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2022 was $7,000 and $21,000, respectively, and $3,000 and $10,000 for the three and nine months ended September 30, 2021.

As of September 30, 2022, total unrecognized stock-based compensation expense related to stock options was $395,000, which is expected to be expensed through May 2024.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation – (continued)

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2022 and 2021.

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

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $6.90 per Warrant per full share of Common Stock in accordance with the anti-dilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional Warrants to purchase an additional 242,883 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock. If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the three and nine months ended September 30, 2022.

On August 3, 2022 the Company announced the exercise price of warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company’s common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the three and nine months ended September 30, 2022, which reduces the income available to common stockholders.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock Warrants – (continued)

A summary of all warrant activity for the Company for the quarter ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31, 2020	1,800,072	1.24
Granted	—	—
Exercised	(1,165,575)	1.24
Forfeited	—	—
Balance at December 31, 2021	634,497	$1.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2022	634,497	$1.24

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

A summary of all outstanding and exercisable common stock warrants as of September 30, 2022 is as follows:

			Weighted Average
	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$1.22	634,426	634,426	1.03 years
182.00	71	71	0.23 years
$1.24	634,497	634,497	1.03 years

8. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and nine months ended September 30, 2022 was approximately $5.2 million and $14.4 million, respectively. Net loss attributable to common stockholders for the three and nine months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000. Net loss attributable to common stockholders for the three and nine months ended September 30, 2021 was approximately $3.3 million and $17.9 million, respectively. Net loss attributable to common stockholders for the nine months ended September 30, 2021 excludes net loss attributable to non-controlling interest of $0.1 million and includes the accretion of the Series B preferred discount of $1.5 million as a result of converted shares and Series A preferred stock accrued dividends of $0.1 million and the deemed dividend of $7.4 million resulting from the effect of the Series A preferred stock price adjustment during the first quarter of 2021. There were no shares of common stock underlying Series B Preferred shares convertible to common stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2021 since all remaining Series B preferred stock were converted to common stock in 2021. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three and nine months ended September 30, 2022 were 607,370 and 634,497, respectively and for the three and nine months ended September 30, 2021 were 399,742 and 634,497, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

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

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (IRB): (i) issued to CSMC five thousand (5,000) shares of common stock of the Company; and (ii) transferred to CSMC an additional two million four hundred twenty thousand (2,420,000) shares of common stock of its subsidiary SYN Biomics, Inc. (“Synbiomics”) owned by the Company, such that after such issuance CSMC owned an aggregate of seven million four hundred eighty thousand (7,480,000) shares of common stock of SYN Biomics, representing seventeen percent (17%) of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. There was no expense recorded related to this transaction during the three and nine months ended September 30, 2022 and 2021. The Agreement also provided CSMC with a right, commencing on the six month anniversary of issuance of the stock under certain circumstances in the event that the shares of stock of SYN Biomics are not then freely tradeable, and subject to NYSE American, LLC approval, to exchange its SYN Biomics shares for unregistered shares of the Company’s common stock, with the rate of exchange based upon the relative contribution of the valuation of SYN Biomics to the public market valuation of the Company at the time of each exchange. The Stock Purchase Agreement also provided for tag-along rights in the event of the sale by the Company of its shares of SYN Biomics.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Common and Preferred Stock

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P., pursuant to which the Company agreed to issue and sell 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

The Company included certain proposals at its 2022 annual meeting of stockholders, including to consider (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Charter to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The Investor has agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which may be extended to December 31, 2022 if certain conditions are met), (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items and (iii) vote the shares of the Series D Preferred Stock purchased in the Offering in the same proportion as shares of Common Stock and any other shares of capital stock of the Company that are entitled to vote thereon (excluding any shares of Common Stock that are not voted) on the Stockholder Items.

Pursuant to the Purchase Agreement, the Company has filed certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series C Preferred Stock and Series D Preferred Stock. The Certificate of Designation for the Series C Preferred Stock provides, in particular, that the Series C Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast votes on an as converted to Common Stock basis on the Stockholder Items. The Certificate of Designation for the Series D Preferred Stock provides, in particular, that the Series D Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast 20,000 votes per share of Series D Preferred Stock on the Stockholder Items.

The holders of Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Conversion Price may be adjusted pursuant to the Certificates of Designation for stock dividends and stock splits, subsequent rights offering, pro rata distributions of dividends or the occurrence of a fundamental transaction (as defined in the applicable Certificate of Designation).

The Series C Preferred Stock and Series D Preferred Stock is classified as temporary equity as a result of the deemed liquidation provision. Transaction expenses paid to third parties will be charged to temporary equity and will not be accreted as deemed dividends until redemption becomes probable.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Common and Preferred Stock – (continued)

Series B Preferred Stock

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i) Class A Units (the “Class A Units”) consisting of an aggregate of 252,000 shares of the Common Stock, and five-year warrant to purchase an aggregate of 252,000 shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $1.22 per share (each a “Warrant” and collectively, the “Warrants”), and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase an aggregate of 1,367,218 shares of Common Stock.. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

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

On August 3, 2022 the Company announced the exercise price of warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company’s common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the three and nine months ended September 30, 2022, which reduces the income available to common stockholders.

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying Common Stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the three months ended March 31, 2021, 398 shares were converted resulting in the recognition of a deemed dividends of $1.5 million for the amortization of the Series B Preferred Stock discount upon conversion. During the three and nine months ended September 30, 2022 there were no shares remaining outstanding as all shares were converted in 2021 and 2020.

Theriva Biologics, Inc. and Subsidiaries

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

Theriva Biologics, Inc. and Subsidiaries

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

During the three months ended March 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 7.9 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. During the three and nine months ended September 30, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. INDEBTEDNESS

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya. The maturities of these loans are between 2027 and 2028. The Company is required to maintain a restricted cash collateral account of $90,000 relating to the RETOS 2015 loan, which is reflected as a non-current asset on the balance sheet.

	September 30, 2022	September 30, 2022
	Current	Non-current

NEBT Loan	$5	$35
RETOS 2015	47	167
	$52	$202

The difference between the fair value of these liabilities (when relevant conditions associated with the grants are met) and the amount received is recognized as a government grant and classified as other operating income in the statement of profit and loss.

A maturity analysis of the debt as of September 30, 2022 is as follows (amounts in thousands of dollars):

2023	$52
2024	57
2025	56
2026	46
2027	28
2028	15
Total	$254

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies

The Company’s existing lease as of September 30, 2022 for its U.S. location is classified as an operating lease. As of September 30, 2022, the Company has two operating leases for facilities. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

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

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2022 approximated $163,000 and $409,000, respectively and for the three and nine months ended September 30, 2021 approximated $77,000 and $195,000, respectively. For the three and nine months ended September 30, 2022, operating cash flows used for operating leases approximated $142,000 and $399,000, respectively. For the three and nine months ended September 30, 2021, operating cash flows used for operating leases approximated $80,000 and $240,000, respectively, and the right of use assets exchanged for operating the lease obligation was $1.3 million. The day one non-cash addition of right of use assets due to adoption of ASC 842 was $538,000.

A maturity analysis of our operating leases as of September 30, 2022 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending September 30,
2022	$27
2023	327
2024	337
2025	347
2026	357
2027	368
Total	1,763

Discount factor	(362)
Lease liability	1,401
Lease liability – current	(157)
Lease liability – long term	$1,244

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Commitments and Contingencies – (continued)

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The Company may face difficulties recruiting or retaining patients in its ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although the Company have not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects these disruptions and increasing inflation could have on its operations.

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

13. Subsequent Events

Effective October 12, 2022, the “Company, changed its name to Theriva Biologics, Inc. by filing a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada on October 11, 2022. In addition, effective October 12, 2022, the Company amended and restated its Amended and Restated Bylaws (the “Bylaws”) to reflect the Name Change (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws contain no other changes. In accordance with the Nevada Revised Statutes and the Bylaws, the Board approved the Amended and Restated Bylaws, and stockholder approval was not required for such amendment.

On October 11, 2022, the Company filed a Certificate of Change to its Articles of Incorporation (the “Certificate of Change”) with the Secretary of State of the State of Nevada that was effective on October 12, 2022 that increased the number of the Company’s authorized shares of common stock, $0.001 par value per share (the “Common Stock”), from 20,000,000 shares to 350,000,000 shares.

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

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the Acquisition of VCN, described in more detail below, the began transitioning its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included. our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

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

Acquisition of VCN Biosciences, S.L

On March 10, 2022, pursuant to the terms of the Share Purchase Agreement (“Purchase Agreement”) we entered into with VCN and the shareholders of VCN Biosciences S.L. (the “Sellers”), we completed our acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. Pursuant to the Purchase Agreement, as consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 2,639,530 shares of our common stock, $.001 par value (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make certain milestone payments to Grifols. In September, 2022, we received approval from the FDA that it is safe to proceed with our phase 2 clinical trial of VCN-01. Due to this approval we will pay Grifols $3.0 million in Q4 2022. Pursuant to the terms of the Purchase Agreement we loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. In addition, at Closing VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space as well as a transitional services agreement. We agreed as a post- Closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million.

VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. VCN’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC).. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the rights to four exclusive patents for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending.

Recent Developments

Name Change

Effective October 12, 2022, we changed our name to Theriva Biologics, Inc. by filing a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada on October 11, 2022. In addition, effective October 12, 2022, the Company amended and restated its Amended and Restated Bylaws (the “Bylaws”) to reflect the Name Change (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws contain no other changes. In connection with the Name Change, the Company’s Common Stock will began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022

Reverse Stock Split

On July 15, 2022, we announced a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common stock, par value $0.001 per share (the “Common Stock”), at a ratio of one (1) share of Common Stock for every ten (10) shares of Common Stock, effective July 25, 2022 (the “Effective Date”). Our Common Stock began trading on a split-adjusted basis on the NYSE American when the market opened on July 25, 2022. The Reverse Stock Split was authorized by our Board of Directors on July 11, 2022.

Private Placement Offering

On July 29, 2022, we closed a private placement offering pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P. (the “Investor”), pursuant to which we issued and sold (the “Offering”) 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

Recent Clinical Developments

On July 8, 2022, we were notified of the clearance of the safety evaluation period by the first patient that had been dosed in the investigator sponsored Phase 1 clinical trial evaluating VCN-01 (NCT05057715), an intravenous oncolytic adenovirus, in combination with mesothelin-directed lentiviral transduced human chimeric antigen receptor modified T cells (huCART-meso) for patients with pancreatic and serious epithelial ovarian cancers.

On September 5, 2022, we issued a press release announcing presentation of a poster entitled “A Phase I Study to Evaluate the Safety, Tolerability, and Efficacy of VCN-01 in Combination with Durvalumab (MEDI4736) in Subjects with Recurrent/ Metastatic Squamous Cell Carcinoma of the Head and Neck (R/M HNSCC)” at the European Society for Medical Oncology (ESMO) Congress of initial data from a Phase 1 investigator-sponsored study evaluating VCN-01 in combination with durvalumab for patients with recurrent/metastatic squamous cell carcinoma of the head and neck (R/M HNSCC). We also issued a press release on September 12, 2022,

Key data and conclusions featured in the ESMO presentation include:

●	Safety: Treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential regimen (single dose of VCN-01 administered 14 days prior to the first dose of durvalumab; n=14).
o	The most common treatment-related adverse events (TRAEs) were pyrexia, flu-like symptoms and increases in liver transaminases.
o	TRAEs were dose-dependent, reversible and consistent with TRAEs previously described for other adenovirus-based products.
●	Pharmacokinetics (PK) and pharmacodynamics (PD): Based on toxicology and PK/PD analysis the recommended Phase 2 dose is 1x10[13] viral particles (vp)/patient.
●	Biological activity: Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks.
o	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
o	Analysis of serial tumor biopsies revealed differential gene expression profiles and downregulation of matrix-related pathways after VCN-01 administration.

On September 27, 2022, we issued a press release announcing positive outcome from the DSMC review of results from the first Cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

Key data and conclusions disclosed in the press release include:

Cohort 1 enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. The study is on-going and remains blinded; however, key findings from blinded data for Cohort 1 are included below:

●	Adverse events (AEs) and serious adverse events (SAEs) observed in Cohort 1 were typical of those observed in allo-HCT patients and no AEs or SAEs were determined to be related to study drug treatment by the investigators.
o	A total of 13 SAEs were reported among 10 patients, with the most common SAE being infections and infestations including sepsis.
o	One patient died 14 days after the last dose of study drug (within the 30-day reporting period) due to sepsis that was not related to study drug.
●	Consistent with previous studies of SYN-004 in healthy volunteers, SYN-004 was not observed in blood samples from the majority of the evaluable patients.
o	A total of 3 plasma samples (~2% of all analyzed samples) had low but quantifiable levels of SYN-004 using a sensitive ECL assay.

o	None of the 3 ECL positive plasma samples was found to contain active SYN-004 using a functional enzyme activity assay.
●	Meropenem pharmacokinetics were as expected for this patient population.

Based on a review of the safety and pharmacokinetic data, the DSMC has recommended that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam.

On September 30, 2022, we issued a press release announcing an oral presentation entitled “Topotecan enhances oncolytic adenovirus infection, replication and antitumor activity in retinoblastoma,” featuring Dr. Victor Burgueño, Professor at Fundació Sant Joan de Déu at the SIOP 2022 Congress of the International Society of Pediatric Oncology, being held in Barcelona, Spain from September 28-October 1, 2022. The new data from the study for which Dr. Victor Burgueño is the lead investigator further support evaluation of VCN-01, an oncolytic adenovirus expressing hyaluronidase, and topotecan for the treatment of refractory retinoblastoma. Key data and conclusions showcased in the SIOP presentation include:

●	VCN-01 treatment in combination with topotecan, but not with carboplatin or melphalan, significantly increased VCN-01 infection and replication in retinoblastoma cells (p=0.0007) in vitro.
●	In athymic mice engrafted with human retinoblastomas, topotecan administered systemically after intratumoral VCN-01 increased viral genome replication and the number of VCN-01 infected cells when compared to administration of VCN-01 alone (p = 0.0002).
●	Sequential administration of intratumoral VCN-01 followed by systemic topotecan significantly increased median ocular survival, compared to VCN-01 alone (p =0.0364).

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

²Depending on funding/partnership. SYN-004 may enter an FDA-agreed Phase 3 clinical trial for the prevention of Clostridioides difficile infection.

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

On September 27, 2022, we issued a press release announcing positive outcome from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort of the Company’s Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

To date, we have completed Cohort 1, which enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. The study is on-going and remains blinded; however, key findings from blinded data for Cohort 1 are included below:

●	Adverse events (AEs) and serious adverse events (SAEs) observed in Cohort 1 were typical of those observed in allo-HCT patients and no AEs or SAEs were determined to be related to study drug treatment by the investigators.
o	A total of 13 SAEs were reported among 10 patients, with the most common SAE being infections and infestations including sepsis.
o	One patient died 14 days after the last dose of study drug (within the 30-day reporting period) due to sepsis that was not related to study drug.
●	Consistent with previous studies of SYN-004 in healthy volunteers, SYN-004 was not observed in blood samples from the majority of the evaluable patients.
o	A total of 3 plasma samples (~2% of all analyzed samples) had low but quantifiable levels of SYN-004 using a sensitive ECL assay.
o	None of the 3 ECL positive plasma samples were found to contain active SYN-004 using a functional enzyme activity assay.
●	Meropenem pharmacokinetics were as expected for this patient population.

Based on a review of the safety and pharmacokinetic data, the DSMC has recommended that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam. If enrollment proceeds on the current schedule, we may be positioned to announce data readouts for the second cohort during the second half of 2023 and the third cohort during the second half of 2024.

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

On November 3, 2022 we announced the first patient has been dosed in Cohort 2 of its Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

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

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters. On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in the Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. The data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported.

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

VCN-01 has been administered to 77 patients across four Phase 1 clinical trials, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

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

Data from the recent publication had previously been presented, in part, in a poster at the ESMO 2019 annual meeting. The published study was a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01seven days before chemotherapy. The recommended phase 2 doses (RP2D) were determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

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

Future Planning and Potential Regulatory Strategy for development of VCN-01 in PDAC

We are currently planning a Phase 2 clinical trial of systemically administered VCN-01 in PDAC patients and submitted of the protocol to the FDA and Spanish and German regulatory agencies in June of 2022. In September 2022 the trial received “safe to proceed” from FDA and it has been approved by Spanish National Authority (AEMPS) The proposed Phase 2 trial will be an open-label, randomized study to test the efficacy of VCN-01 in combination with gemcitabine and nab-paclitaxel in patients with newly diagnosed metastatic pancreatic cancer. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU. Two doses of VCN-01 are planned in the treatment arm: the 1st dose will be administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care will be administered. The second VCN-01 dose will be administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy. Dr. Manuel Hidalgo, chief of the Division of Hematology and Medical Oncology at Weill Cornell Medicine/New York-Presbyterian Hospital has been appointed as Principal Investigator. Initiation of recruitment is expected during Q4 2022.

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

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two doses of VCN-01 injected 14 days apart using a dose escalation regimen. At this time, the dose-escalation phase of the study has already been completed in 6 patients distributed in two cohorts (2 x 109 vp/eye and 2 x 1010 vp/eye). VCN-01 was well tolerated to date after intravitreal administration, although some degree of intravitreal inflammation and associated turbidity were observed. Inflammation has been managed and potential turbidity minimized with local and systemic administration of anti-inflammatory drugs. VCN-01 does not appear to change the retinal function, and selective VCN-01 replication in retinoblastoma cells has been observed by immunohistochemical analysis. Replication within retinoblastoma tumors over time was detected and VCN-01 reduced the number of vitreous seeds in 4 out of 5 patients treated at 2 x 1010 vp/eye (n=5). The investigator has reported that one patient treated with VCN-01 has had a complete regression lasting more than 30 months.

This study is currently ongoing and anticipated to be completed in the first quarter of 2023. We anticipate the initiation of a Company-sponsored trial of VCN-01 as either an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma in the second half of 2023.

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

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1 and is being developed by AstraZeneca/MedImmune, which supplies the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 is administered to each patient only once during the trial at the VCN-01 dose level to which they are randomized. Durvalumab is administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 05, 2022 we announced a presentation of initial data from a Phase 1 investigator-sponsored study evaluating VCN-01 in combination with durvalumab for patients with recurrent/metastatic squamous cell carcinoma of the head and neck (R/M HNSCC). Data will be featured in a poster presentation at the European Society for Medical Oncology (ESMO) Congress. The poster reported that treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration.

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

Phase 1 Trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors

In the second quarter of 2021, VCN entered into a Clinical Trial Agreement with the University of Leeds (UK) to sponsor a proof-of-concept Phase 1 clinical study to evaluate whether intravenously administered VCN-01 can cross the blood-brain barrier and infect the target brain tumor. This is an open-label, non-randomized, single center study of VCN-01 given intravenously at a dose of 1x1013 virus particles to patients prior to planned surgery for recurrent high-grade primary or metastatic brain tumors. We believe that the intravenous delivery of anti-cancer therapy to brain tumors, if effective, may enable the treatment of systemically disseminated brain metastases and may allow for reduction in the need to use neurosurgery to administer the drugs. This study aims to assess the presence of VCN-01 within the resected surgical specimen after systemic VCN-01 delivery and determine the safety of intravenous VCN-01 in patients with recurrent high-grade glioma or brain metastases. By confirming the presence of VCN-01 in high grade brain tumors following intravenous delivery, this study may pave the way for larger trials to study VCN-01 efficacy, both as a monotherapy and in combination with PD-1/PD-L1 blockade. This trial has already received approval from Medicines & Healthcare Products Regulatory Agency (MHRA) from UK Government and recruitment is on-going. Initiation of VCN-01 dosing is expected in Q4 2022.

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

VCN-11 Albumin Shield™ Technology

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

In May 2022, we presented on VCN-11 at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT). The presentation included preclinical results showcasing the potential of VCN-11 to balance safety, with no major toxicities observed, and effectively target tumors after intravenous re-administration, even in the presence of high level NAbs. Our internal discovery programs are currently evaluating new oncolytic viruses derived from VCN-11 that may expand the potential efficacy of Albumin Shield viruses.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Theriva Biologics has over 100 U.S. and foreign patents and over 70 U.S. and foreign patents pending. VCN Biosciences, through assignment or exclusive licenses, controls over 40 U.S. and foreign patents and over 15 U.S. and foreign patents pending

The SYN-004 (ribaxamase) program is supported by IP that is assigned to Theriva Biologics, namely U.S. patents and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in at least 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

The SYN-020 (oral intestinal alkaline phosphatase (IAP)) program is supported by IP that is assigned to Theriva Biologics, namely U.S. and foreign patent applications (in many major markets, e.g. Europe, China, Japan, Korea, Canada, and Australia). These patent applications, which cover various formulations, medical uses and manufacture of SYN-020, are expected to expire in 2038-2040, if granted, and without taking potential patent term extensions or patent term adjustment into account.

The VCN-01 and VCN-11 programs are supported by patents and patent applications that are assigned to VCN Biosciences or exclusively licensed from Fundacio Privada Institut d’Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d’Oncologia (ICO), and Hospital Sant Joan De Déu Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

Impairment of Long-Lived Assets

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets.

Acquired In-Process Research & Development represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. During the quarter ending September 30, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event. The Company performed an interim impairment analysis and concluded that the Goodwill and IPRD was not impaired as of September 30,2022.

Goodwill represents the excess of the purchase price paid when the Company acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. The Company will conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value.

Results of Operations

Three Months Ended September 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $2.4 million for the three months ended September 30, 2022, from $1.3 million for the three months ended September 30, 2021. This increase of 88% was primarily comprised of increased consulting and legal costs related to the VCN acquisition, increase in the fair value of the contingent consideration, higher insurance costs, audit fees, and public relations expenses, and VCN administrative expenses not included the in prior year. The charge related to stock-based compensation expense was $93,000 for the three months ended September 30, 2022, compared to $83,000 for the three months ended September 30, 2021.

Research and Development Expenses

Research and development expenses increased to $2.6 million for the three months ended September 30, 2022, from approximately $2.0 million for the three months ended September 30, 2021. This increase of 30% is primarily the result of VCN research expenses related to VCN-01 not incurred in the prior year and, to a lesser extent, higher manufacturing expenses related to our Phase 1a clinical trial of SYN-020. We anticipate research and development expense to increase as we plan for and initiate enrollment for our VIRAGE phase 2 clinical trial for VCN-01 in PDAC, and our proposed clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $28,000 for the three months ended September 30, 2022, compared to $19,000 related to stock-based compensation expense for the three months ended September 30, 2021.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended September 30, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	Three months ended
	September 30,	September 30,
Therapeutic Areas	2022	2021
VCN-01	$980	$—
SYN-004 (ribaxamase)	253	457
SYN-020	125	92
Other therapeutic areas	98	1

Total direct costs	1,456	550
Total indirect costs	1,114	1,422

Total Research and Development	$2,570	$1,972

Other Income/Expense

Other income was $161,000 for the three months ended September 30, 2022 compared to other income of $2,000 for the three months ended September 30, 2021. Other income for the three months ended September 30, 2022 is primarily comprised of interest income of $170,000 offset by an exchange loss of $9,000. Other income for the three months ended September 30, 2021 was primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.2 million, or $0.33 per basic and dilutive common share for the three months ended September 30, 2022, compared to a net loss of approximately $3.3 million, or $0.25 per basic common share and dilutive common share for the three months ended September 30, 2021. Net loss attributable to common stockholders for the three months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000.

Nine Months Ended September 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $5.6 million for the nine months ended September 30, 2022, from $4.0 million for the nine months ended September 30, 2021. This increase of 40% was primarily comprised of increased consulting and legal costs related to the VCN acquisition, higher insurance costs, and public relations expenses, and VCN administrative expenses not included in the prior year offset by a decrease in the fair value of the contingent consideration. The charge related to stock-based compensation expense was $264,000 for the nine months ended September 30, 2022, compared to $248,000 for the nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses increased to $8.6 million for the nine months ended September 30, 2022, from approximately $5.0 million for the nine months ended September 30, 2021. This increase of 30% is primarily the result of VCN research expenses related to VCN-01 not incurred in the prior year and, to a lesser extent, higher manufacturing expenses related to our Phase 1a clinical trial of SYN-020 and expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we plan for and initiate enrollment for our VIRAGE phase 2 clinical trial for VCN-01 in PDAC, and our proposed clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $82,000 for the nine months ended September 30, 2022, compared to $57,000 related to stock-based compensation expense for the nine months ended September 30, 2021.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the nine months ended September 30, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

Nine months ended

	September 30,	September 30,
Therapeutic Areas	2022	2021
VCN-01	$2,509	$—
SYN-020	1,010	961
SYN-004 (ribaxamase)	975	937
Other therapeutic areas	375	4

Total direct costs	4,870	1,902
Total indirect costs	3,782	3,119

Total Research and Development	$8,652	$5,021

Other Income/Expense

Other income was $157,000 for the nine months ended September 30, 2022 compared to other income of $4,000 for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2022 is primarily comprised of exchange loss of $40,000, offset by interest income of $197,000. Other income for the nine months ended September 30, 2021 was primarily comprised of interest income.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $14.4 million, or $0.95 per basic and dilutive common share for the nine months ended September 30, 2022, compared to a net loss of approximately $17.9 million, or $1.51 per basic common share and dilutive common share for the nine months ended September 30, 2021. Net loss attributable to common stockholders for the nine months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000. Net loss attributable to common stockholders for the nine months ended September 30, 2021 excludes net loss attributable to non-controlling interest of $1,000 and includes the accretion of the Series B preferred discount of $1.5 million on converted shares, Series A Preferred Stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million.

Liquidity and Capital Resources

As of September 30, 2022, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $50.5 million as of September 30, 2022, which includes the net proceeds from sales of our Series C and D Convertible Preferred Stock issued during the three months ended September 30, 2022, Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, we believe we will be able to fund our operations into the first quarter of 2024. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of capital needed by us will also depend upon whether we develop SYN-004 and/or SYN-020 internally or we out-license or partner such development. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of traveling to our clinical trial sites because of the outbreak. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $50.1 million as of November 1, 2022 is sufficient to fund our operations through at least the end of the fourth quarter of 2023, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, as well as our planned Phase 1 clinical programs for SYN-020 and to fund our committed obligations under the Purchase Agreement for the VCN Acquisition.

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

As the COVID-19 coronavirus has persisted around the globe and world governments have reacted to the on-going war in the Ukraine, we have experienced and may, in the future, experience disruptions that impact our business and clinical trials. These include postponement of clinical site initiation as was observed for the Phase 1b/2a clinical trial of SYN-004, increased costs of goods and services, supply chain constraints, and disruptions and changes in vendor personnel. The full impact of the COVID-19 and global economic downturn continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that these factors will have on our financial condition, liquidity, and future results of operations. We are actively monitoring the global situation and its potential impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of persistent COVID-19 and the global economic downturn, we are not able to estimate the future effects of these factors on our results of operations, financial condition, or liquidity.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2022, our cash and cash equivalents consisted primarily of money market instruments. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the first quarter of 2022, we identified a material weakness in our controls relating to accounting and disclosure for non-routine transactions, as described below. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this report and upon that discovery, our Chief Executive Office who also serves as our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

Except for the ongoing remediation of previously reported material weakness described below, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting:

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

Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly. In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN’s policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting. As permitted by the Securities and Exchange Commission, we expect to exclude VCN from the assessment of internal control over financial reporting the year ending December 31, 2022.

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

During the nine months ended September 30, 2022, our operating activities used net cash of approximately $13.7 million and our cash and cash equivalents were approximately 48.2 million as of November 1, 2022. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2022, our accumulated deficit totaled approximately $285.4 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 retinoblastoma trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

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

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 15,844,061 shares of common stock were issued and outstanding as of September 30, 2022. At September 30, 2022, we had reserved 3,700,847 shares of common stock for issuance upon exercise of our outstanding options, preferred shares and warrants. In addition, at such date, we had 6,632,000 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 10,332,847, which in addition to the 15,844,061 shares issued and outstanding, would leave 323,822,859 authorized but unissued shares of common stock.

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

If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price.

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Recently, the rate of inflation has increased throughout the U.S. economy. Inflation may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As permitted by the SEC, we have elected to exclude VCN from the assessment of internal control over financial reporting the year ending December 31, 2022. In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN’s policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting; however, we cannot assure you that such integration will be successful to enable us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended September 30, 2022 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERIVA BIOLOGICS, INC.

By:	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 10, 2022

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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

3.15	Certificate of Change Pursuant to NRS 78. -209 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 25, 2022, File No. 001-12584.)

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

3.18	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 12, 2022, File No. 001-12584.)

3.19	Certificate of Change to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 12, 2022, File No. 001-12584.)

3.20	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 12, 2022, File No. 001-12584.)

4.1	Amendment No. 1 to the 2020 Stock Incentive Plan (Incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed August 16, 2022, File No. 001-12584.)

10.1

Securities Purchase Agreement between Theriva Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022(Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 29, 2022, File No. 001-12584.)

10.2*

Amendment No. 1 dated as of August 9, 2022 to Securities Purchase Agreement between Theriva Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2022, File No. 001-12584.)

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