Form 10-K
period 2022-12-31
Theriva Biologics, Inc.
filed 2023-03-30
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $32.7 million based on $2.10, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of March 28, 2023, the registrant had 15,124,061 shares of common stock outstanding.

Documents incorporated by reference: None

THERIVA BIOLOGICS, INC.

FORM 10-K

Explanatory Note

Theriva Biologics, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021 (this “Annual Report”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2022, as well as restatement of the following previously filed periods: our unaudited consolidated financial statements covering the quarterly reporting periods for the three and six-month periods ended June 30, 2022 and the three and nine-month periods ended September 30, 2022.

Restatement Background

As previously disclosed, on March 8, 2023, management and the Audit Committee of the Company, in consultation with BDO USA LLP (“BDO”), the Company’s independent registered public accounting firm, determined that the Company’s previously issued interim financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 (the “Non-Reliance Periods”), should no longer be relied upon.

During the preparation of its annual tax provision for the year ended December 31, 2022, the Company determined that a deferred tax asset related to net operating losses generated during the second and third quarters of 2022 at the Company’s subsidiary, VCN Biosciences S.L.(“VCN”), should have been established. Further, because an existing deferred tax liability associated with an indefinite-lived intangible asset is considered a source of income for the future realization of the net operating loss deferred tax asset, the deferred tax asset was determined to be more likely than not recoverable. Since the deferred tax asset was determined to be more likely than not recoverable, it would have resulted in an income tax benefit during the interim periods thereby reducing the Company’s consolidated net loss and loss per share for the three- and six-month periods ended June 30, 2022 and the three- and nine-month periods ended September 30, 2022.

Items Restated in this Form 10-K

This Annual Report reflects changes to the Consolidated Balance Sheets as of June 30, 2022 and September 30, 2022, the Consolidated Statements of Income and Comprehensive Loss for the three and six months ended June 30, 2022 and the three and nine months ended September 30, 2022, Stockholders’ Equity, and Cash Flows for the six months ended June 30, 2022 and the nine months ended September 30, 2022, and the related notes thereto. Restatement of consolidated financial statements for the quarterly periods are disclosed in Note 14 to the consolidated financial statements.The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ending June 30, 2022 and September 30, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Annual Report or in future filings with the Securities and Exchange Commission (“SEC”) (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 14 to the consolidated financial statements, included in Part II, Item 8 of this Annual Report , for additional information on the restatement and the related consolidated financial statement effects.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” “Theriva,” and “Theriva Biologics,” refer to Theriva Biologics, Inc. and its subsidiaries.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below under Item 1A. Risk Factors.

Risks Related to Our Financial Position and Capital Requirements

●	We will need to raise additional capital to operate our business.
●	We expect to continue to incur significant operating and capital expenditures and we will need additional funds to support our operations.
●	The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.
●	We currently have a limited operating history as an oncology company, no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.
●	We face risks related to the Restatement of our previously issued financial statements for the quarters ended June 30, 2022 and September 30, 2022.We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. In addition, we are not yet required to perform an assessment of internal controls for VCN
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.
●	If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Risks Related to Our Business

●	Prior to 2022 we did not conduct any cancer research and development activities and there can be no assurance that we will successfully be able to do so.
●	The development and commercialization of oncolytic viruses have experienced certain challenges.
●	Our research and development efforts may not succeed in developing successful products and technologies.
●	We may not realize the benefits from any strategic alliances we form or licensing arrangements we enter into.

●	We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.
●	We may incur additional expenses in connection with our licenses and collaboration arrangements and our development of our product candidates.
●	Developments by competitors may render our products or technologies obsolete or non-competitive.
●	We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
●	If the parties we depend on for product manufacturing are unsuccessful in providing adequate drug supply, it may delay or impair our ability to develop, manufacture and market our product candidates.
●	Any problems obtaining the standard of care drugs that we administer with CVN-01, could result in a delay or interruption in our clinical trials.
●	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
●	Global health crises may adversely affect our planned operations.
●	Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
●	Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.
●	We rely extensively on our information technology systems which are vulnerable to damage and interruption.
●	Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Regulatory Risks

●	If we do not obtain the necessary regulatory approvals we may not be able to develop or sell our product candidates.
●	Clinical trials are very expensive, time consuming, and difficult to design and implement.
●	The results of our clinical trials may not support our proposed product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.
●	Difficulties in enrolling, retaining, or completing patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.
●	Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in clinical development, preclude approval or limit the commercial potential of the product candidate.
●	It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates,.
●	Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community.
●	We depend on third parties, including researchers and sublicensees, who are not under our control.
●	We currently have no marketing, sales or distribution organization and have no experience in marketing products as a company.
●	Reimbursement may not be available for our product candidates, which would impede sales.
●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
●	If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations, any of which could harm our business.
●	If we obtain approval to commercialize our clinical product candidates outside of the United States, a variety of risks associated with international operations could harm our business
●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Intellectual Property Risks

●	We rely on patent applications and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.
●	We may incur substantial costs as a result of litigation or other proceedings relating to protecting our intellectual property rights, as well as costs associated with lawsuits.
●	If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.
●	We enjoy restricted geographical protection with respect to certain patents.

●	We may become subject to claims challenging inventorship or ownership of our patents and other intellectual property.

Risks Related to Our Securities

●	We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange.
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	Holders of our warrants issued in our October 2018 offering have no rights as common stockholders until they exercise their warrants and acquire our common stock.
●	The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.
●	Our Articles of Incorporation and bylaws and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	We do not intend to pay dividends in the foreseeable future on our common stock.
●	Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.
●	The shares of common stock offered under our current Amended and Restated At The Market Issuance Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Item 1.    Business.

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of VCN Biosciences, S.L., now known as Theriva Biologics, S.L. (“VCN”), described in more detail below, we began transitioning our strategic focus to oncology through the development of VCN’s oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included. our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by  pathogenic organisms such as Clostridioides difficile (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

As part of our strategic transformation into an oncology focused company, we are exploring value creation options around our SYN-020 and SYN-004 assets. SYN-004 and SYN-020 both have significant potential opportunity in non-oncology related indications. Advancement of these products may be better achieved by out-licensing or partnering and we will explore opportunities for both SYN-004 and SYN-020 moving forward.

Acquisition of VCN Biosciences, S.L. (now known as Theriva Biologics, S.L.)

On March 10, 2022, we completed our acquisition (the “VCN Acquisition”) of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN pursuant to the terms of the Share Purchase Agreement (“Purchase Agreement”) that we entered into with VCN and the shareholders of VCN Biosciences, S.L. (the “Sellers”) on December 14, 2021. Upon consummation of the Acquisition, VCN became our wholly owned subsidiary. As consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 2,639,530 shares of our common stock, $0.001 par value (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make the following milestone payments to Grifols:

Milestone Payments

US$3MM upon VCN-01 US IND Safe to Proceed pancreatic ductal adenocarcinoma (“PDAC”, or other first indication), which payment was made in Q4 2022 upon attaining the milestone

US$2.75MM upon VCN-01 US IND Safe to Proceed – retinoblastoma (“RB”, or other second indication)

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

Effective November 15, 2022, as part of our corporate rebranding, VCN changed its name to Theriva Biologics S.L. without other changes to its corporate structure.

Theriva is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. Theriva’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC) serous epithelial ovarian cancer and brain tumors. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. Theriva has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending.

Recent Developments

Name Change

Effective October 12, 2022, we changed our name to Theriva Biologics, Inc. by filing a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada on October 11, 2022. In addition, effective October 12, 2022, the Company amended and restated its Amended and Restated Bylaws (the “Bylaws”) to reflect the Name

Change (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws contain no other changes. In connection with the Name Change, the Company’s Common Stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022.

Stock Repurchase

On December 22, 2022, we repurchased an aggregate of 720,000 shares of our common stock from Manel Maria Cascallo Piqueras, Ramon Alemany and Gabriel Maria Capella Munar (the “Selling Stockholders”), three founders of our subsidiary Theriva Biologics, S.L. (formerly known as VCN Biosciences, S.L.) in a privately negotiated transaction pursuant to the terms of a Share Repurchase Agreement (the “Share Repurchase Agreement”) entered into on December 20, 2022 with each of the Selling Stockholders. The price per share was $0.4001, which was the closing price of the Common Stock on the day prior to the closing for an aggregate purchase price was $288,072. The closing was subject to fulfillment of certain conditions, including delivery of certain closing documents. The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The repurchase was funded from the Company’s cash on hand and the shares that were repurchased will be held as treasury stock by the Company. The Selling Stockholders acquired the shares of the Company’s Common Stock as consideration for the sale of their shares of the subsidiary to the Company in March 2022.

Recent Clinical Developments

On November 3, 2022, we issued a press release announcing the first patient has been dosed in Cohort 2 of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

On January 9, 2023, we issued a press release announcing that the first patient has been dosed in the Phase 1 investigator sponsored clinical trial of intravenous VCN-01 in patients with high-grade brain tumors who are scheduled for surgical resection.

On January 17, 2023, we issued a press release announcing the first patient has been dosed in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly diagnosed metastatic pancreatic ductal adenocarcinoma (PDAC) (NCT05673811).

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-vs-host disease; allo-HCT allogeneic hematopoietic cell transplant. IAP recombinant bovine intestinal alkaline phosphatase II. CPI immune checkpoint inhibitor. Gem/nab-P Gemcitabine + Abraxane® (nab-paclitaxel). HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. MAD multiple ascending dose. ODD Orphan Drug Designation. OV oncolytic virus.

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

Our Current Oncology-Focused Pipeline

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

Our OV candidates products are engineered to efficiently infect and selectively replicate to a high extent in tumor cells versus normal host cells, which enables intravenous delivery. By contrast, many other oncolytic viruses in clinical development today are administered by direct injection into the tumor. Intravenous delivery has the potential to expand the therapeutic effect of OVs because the virus can infect both the primary tumor and tumor metastases throughout the body.

Our first product candidate, VCN-01, is a clinical stage oncolytic human adenovirus that is modified to express an enzyme, hyaluronidase, that degrades hyaluronan in the tumor stroma, which helps the virus and other molecules to penetrate and spread throughout the tumor. VCN-01 can be used alone or in combination with other cancer therapies such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics, they will be further protected by data and/or market exclusivity in major markets.

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

VCN-01 has been administered to 82 patients across four Phase 1 clinical trials, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Pancreatic Ductal Adenocarcinoma

Cancer of the pancreas consists of two main histological types: cancer that arises from the ductal (exocrine) cells of the pancreas or, much less often, cancers may arise from the endocrine compartment of the pancreas. Pancreatic Ductal Adenocarcinoma (“PDAC”) accounts for more than 90% of all pancreatic tumors. It can be located either in the head of the gland or in the body-tail. Pancreatic cancer usually gives metastases to liver and peritoneum. Other less common sites are the lungs, brain, kidney and bone. In its early stages, pancreatic cancer does not typically result in any characteristic symptoms. In many instances, progressive abdominal pain is the first symptom. Therefore, for most cases, pancreatic cancer is diagnosed in its late stages (locally advanced non-metastatic or metastatic stage of the disease) when the radical resection and possibly curative treatment is not possible. It’s generally assumed that only 10% of cases are resectable at presentation, whereas 30-40% of patients are diagnosed at local advanced/unresectable stage and 50-60% present with distant metastases.

PDAC Clinical Unmet Need and Market Opportunity

PDAC is one of the most fatal cancers accounting for the 4th highest cause of cancer-associated deaths in the US and the European Union. Despite significant research efforts, minimal progress has been achieved to date. The five-year overall survival rate is < 10% and has not substantially improved over the last 30 years. Surgery is the only treatment that offers the prospect of long term-survival; however, the 5-year survival for the limited number of patients in whom resection is possible remains low (20 – 30%). Patients with advanced disease are managed with chemotherapy. In recent years, the combination of gemcitabine with albumin-bound paclitaxel (GA), and the combination of folic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) have emerged as the standard of care. However, the results are still very poor and new therapeutic interventions are needed. The increase is particularly evident in younger people and several studies anticipate that pancreatic cancer is expected to become the second leading cause of cancer-related death in the United States by 2030. The rising incidence of pancreatic cancer and its current economic burden place increased pressure to improve outcomes for patients.

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

Phase 1a/Proof of Concept Trial of VCN-01 by intratumoral administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (NCT02045589). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS)) injection were treated with 3 injections (coincident with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated; however, one patient died from severe intraabdominal fluid collection that was considered to be related to VCN-01 treatment. Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients due to the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC. The results of this study were published in the Journal for Immunotherapy of Cancer. 2021 Nov;9(11):e003254. doi: 10.1136/jitc-2021-003254.

Phase 1 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In March 2022, we announced the peer-reviewed publication of a Phase 1, multicenter, open-label, dose-escalation study investigating the safety, tolerability and biodistribution of intravenous VCN-01 oncolytic adenovirus with or without standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) in patients with advanced solid tumors (NCT02045602). The data, published in the Journal for ImmunoTherapy of Cancer, suggests that intravenous treatment with VCN-01 is feasible and has an acceptable safety profile, with encouraging biological and clinical activity. (Journal for Immunotherapy of Cancer 2022;10:e003255. doi:10.1136/jitc-2021-003255).

Data from the recent publication had previously been presented, in part, in a poster at the ESMO 2019 annual meeting. The published study was a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01 seven days before chemotherapy. The recommended Phase 2 doses (RP2D) were determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

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

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy. The first patients were dosed in the study in January 2023.

Retinoblastoma

Retinoblastoma is a tumor that originates in the retina and it is the most common type of eye cancer in children. It occurs in approximately 1 / 14,000-1 / 18,000 live newborns and accounts for 15% of the tumors in the pediatric population < 1 year old. The average age of pediatric patients at diagnosis is 2, and it rarely occurs in children older than 6. In the US, retinoblastoma shows an incidence rate of 3.3 per 1,000,000 with only about 200 to 300 children diagnosed per year according to the American Cancer Society. Bilateral retinoblastoma (Rb1 germinal mutation) represents 25-35% of the cases while unilateral retinoblastoma (sporadic mutation) accounts for 65-75%. While retinoblastoma is a highly curable disease in the US, with a current disease-free survival rate of >95%, the clinical challenge for those who treat retinoblastoma is to preserve life and to prevent the loss of an eye, blindness and other serious effects of treatment that reduce the patient’s life span or the quality of life. In addition, children with retinoblastoma have been more likely to lose their eye and die of metastatic disease in low-resource countries.

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

Six (6) patients have been treated with VCN-01 to date. This study is ongoing and the enrollment period has been extended to include additional patients. We anticipate meeting with the FDA during 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma.

On September 30, 2022, we issued a press release announcing an oral presentation entitled “Topotecan enhances oncolytic adenovirus infection, replication and antitumor activity in retinoblastoma,” featuring Dr. Angel Montero-Carcaboso, Researcher at Fundació Sant Joan de Déu at the SIOP 2022 Congress of the International Society of Pediatric Oncology, being held in Barcelona, Spain from September 28-October 1, 2022. The new data from the study for which Dr. Angel Montero-Carcaboso is the lead investigator further support evaluation of VCN-01, an oncolytic adenovirus expressing hyaluronidase, and topotecan for the treatment of refractory retinoblastoma. Key data and conclusions showcased in the SIOP presentation include:

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

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1. It is marketed as IMFINZI® by AstraZeneca/MedImmune, who supplied the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 was administered to each patient only once during the trial at the VCN-01 dose level to which they were randomized. Durvalumab was administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 05, 2022 we announced a presentation of initial data from this study in a poster at the European Society for Medical Oncology (ESMO) Congress. The poster reported that treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration. The last patients in this study are currently being followed for overall survival and patent samples are being analyzed to evaluate potential VCN-01 pharmacodynamic effects. We expect to report additional results from this study in H2 2023 as data become available.

Phase 1 Trial evaluating the safety and feasibility of huCART-meso cells when given in combination with VCN-01

In July 2021, VCN entered into a Clinical Trial Agreement with the University of Pennsylvania (Philadelphia) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and feasibility of intravenous administration of VCN-01 in combination with lentiviral transduced huCART-meso cells (developed by the laboratory of Dr. Carl June) in patients with histologically confirmed unresectable or metastatic pancreatic adenocarcinoma and serous epithelial ovarian cancer (NCT05057715). This is a Phase I study evaluating the combination of VCN-01 when given in combination with huCART-meso cells in a dose-escalation design in two cohorts (N = 3-6), where patients receive VCN-01 as a single IV infusion (at 3.3x1012 or 1x1013 vp) on Day 0, followed by a single dose of 5x107 huCART-meso cells on Day 14 via IV infusion. huCART-meso cells are modified T-cells targeting the mesothelin antigen, which is frequently expressed in multiple tumor types, particularly in pancreatic and ovarian cancers. Dr. June’s previous clinical studies have shown that huCART-meso cells encounter significant challenges in the tumor microenvironment, including immunosuppressive cells and soluble factors as well as metabolic restrictions. Initial VCN-01 clinical data from the studies described above suggest that administration of VCN-01 may increase tumor immunogenicity and improve access of the huCART-meso cells to tumor cells. This Phase I study will evaluate the safety and tolerability of the VCN-01 huCART-meso cell combination and test the hypothesis that administration of VCN-01 may enhance the potential antitumor effects of the co-administered huCART-meso cells.

On July 8, 2022, we were notified that the first patient to be dosed with VCN-01 had passed the safety evaluation period in this study. The study is on-going.

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

On January 9, 2023, we issued a press release announcing that the first patient was dosed in this study and recruitment is on-going.

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

SYN-004 (ribaxamase) — Prevention of antibiotic-mediated microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host disease (aGVHD) in allogeneic HCT recipients

SYN-004 (ribaxamase) is a proprietary oral capsule prophylactic therapy designed to degrade certain IV beta-lactam antibiotics excreted into the GI tract and thereby maintain the natural balance of the gut microbiome. Preventing beta-lactam damage to the gut microbiome has a range of potential therapeutic outcomes, including prevention of CDI, suppression of the overgrowth of pathogenic species (particularly antimicrobial-resistant organisms) and potentially reducing the incidence and/or severity of aGVHD in allogeneic hematopoietic cell transplant (HCT) patients. SYN-004 (ribaxamase) 75 mg capsules are intended to be administered orally while patients are administered certain IV beta-lactam antibiotics. The capsule dosage form is designed to release the SYN-004 (ribaxamase) enzyme into proximal small intestine, where it has been shown to degrade beta-lactam antibiotics in the GI tract without altering systemic antibiotic levels. Beta-lactam antibiotics are a mainstay in hospital infection management and include the commonly used penicillin and cephalosporin classes of antibiotics.

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

Limitations of Current Treatments and Market Opportunity

CDI is a widespread and often drug resistant infectious disease. Approximately 20% of patients who have been diagnosed with CDI experience a recurrence of CDI within one to three months. Furthermore, controlling the spread of CDI has proven challenging, as the C. difficile spores are easily transferred to patients via normal contact with healthcare personnel and with inanimate objects. There is currently no vaccine or approved product for the prevention of primary (incident) CDI. The current standard of care for primary CDI, as outlined by the Infectious Disease Society of America (IDSA), is to treat with powerful antibiotics such as fidaxomicin or vancomycin. Prolonged use of fidaxomicin and vancomycin has been shown to further exacerbate damage to the gut microbiome, leading to increased risk of CDI recurrence as well as the emergence of pathogenic and antimicrobial-resistant (AMR) organisms, such as vancomycin-resistant enterococci (VRE). AMR is a serious global threat and one which world leaders have begun to take action against. According to the European Society of Clinical Microbiology and Infections Disease (ECCMID), failure to address AMR could lead to a potential “antibiotic Armageddon”, resulting in 10 million deaths worldwide by 2050 and may cost as much as $100 trillion in worldwide economic output.

According to a paper published in BMC Infectious Diseases,”Epidemiological and economic burden of Clostridium difficile in the United States: estimates from a modeling approach”. (Desai et.al., BMC Infect Dis 16: 303), it is estimated that approximately 606,000 patients are infected with C. difficile annually in the U.S., and it has been reported that approximately 44,500 deaths are attributable to CDI-associated complications each year. According to IMS Health Incorporated*, in 2016, the potential addressable market for SYN-004 (ribaxamase) included approximately 227 million doses of intravenous Penicillin and Cephalosporin antibiotics which were administered in the United States and which may contribute to the onset of CDI. Additional data derived from IMS Health Incorporated states that in 2016, the worldwide market for SYN-004 (ribaxamase)-addressable intravenous beta-lactam antibiotics was approximately 7.5 billion doses, which may represent a multi-billion-dollar market opportunity for us. If approved, SYN-004 (ribaxamase) would be the first therapeutic intervention indicated to prevent the onset of antibiotic-mediated primary CDI.

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

Two Phase 2a Clinical Trials: Topline Results

In December 2015, we reported supportive topline results from our first Phase 2a clinical trial of SYN-004 (ribaxamase, NCT02419001). The study demonstrated that SYN-004 (ribaxamase) successfully degraded IV ceftriaxone in the chyme of ten participants with ileostomies without affecting the levels of ceftriaxone in the bloodstream. In May 2016, we reported supportive topline results from a second Phase 2a clinical trial of SYN-004 (ribaxamase) in 14 healthy participants with functioning ileostomies administered IV ceftriaxone with and without oral SYN-004 (ribaxamase) (NCT02473640). This second study demonstrated that the 150 mg dose of SYN-004 (ribaxamase), both alone and in the presence of the proton pump inhibitor (PPI), esomeprazole, degraded ceftriaxone excreted into the chyme resulting in ceftriaxone levels that were low or not-detectable. Ceftriaxone plasma concentrations in participants of the second study were not altered by SYN-004 (ribaxamase) in the presence or absence of an oral PPI, suggesting limited drug-drug interactions. The 150 mg dose of SYN-004 (ribaxamase) was well tolerated by all participants in this clinical trial.

Phase 2b Proof of Concept Clinical Trial Design & Results

In September 2015, we initiated a multicenter, randomized, placebo-controlled Phase 2b proof-of-concept clinical study in 412 patients (206 per group; NCT02563106).

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

On January 7, 2020, we announced the receipt of official meeting minutes from the FDA following a Type-C meeting held on December 2, 2019, at our request to discuss the development of SYN-004 (ribaxamase) for treatment of allogeneic HCT recipients who are administered IV beta-lactam antibiotics in response to fever. Based on the final meeting minutes, the Phase 1b/2a clinical trial will comprise a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of oral SYN-004 (ribaxamase; 150 mg four times daily) administered to allogeneic HCT recipients who receive an IV carbapenem or beta-lactam antibiotic to treat fever. Study participants will be enrolled into three sequential cohorts administered a different study-assigned IV antibiotic. Each cohort seeks to complete eight evaluable participants treated with SYN-004 (ribaxamase) and four evaluable participants treated with placebo. Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV antibiotic cohort. The study will also evaluate potential protective effects of SYN-004 on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 in allogeneic HCT recipients.

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

On September 27, 2022, we issued a press release announcing positive outcomes from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort of the Company’s Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

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

Based on a review of the safety and pharmacokinetic data, the DSMC recommended that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam. If enrollment proceeds on the current schedule, we may be positioned to announce data readouts for the second cohort during the first half of 2024 and the third cohort during the first half of 2025.

On November 3, 2022 we announced the first patient has been dosed in Cohort 2 of its Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD, NCT04692181).

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

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters(NCT04815993). On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in the Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. Analyses of preliminary data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported.

During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020 (NCT05045833). On October 21, 2021 we announced that patient enrollment, dosing and observation commenced in the Phase 1 MAD of SYN-020. The placebo-controlled, blinded study enrolled 32 healthy adult volunteers into four cohorts with SYN-020 administered orally in doses ranging from 5 mg to 75 mg twice daily for 14 days with a follow-up evaluation at day 35. Each cohort included six subjects who received SYN-020 and two who received placebo. On May 10, 2022, we announced positive safety data from the Phase 1 MAD study demonstrating that SYN-020 maintained a favorable safety profile and was well-tolerated across all dose levels. There were a few treatment-related adverse events, and all were mild (grade 1) and resolved without medical intervention. The most common adverse event, constipation, occurred in three out of 24 subjects in the treatment arm and in one out of eight subjects in the placebo arm. No adverse event led to discontinuation of the study drug and there were no serious adverse events. Additionally, fecal SYN-020 analyses verified intestinal bioavailability while plasma levels of SYN-020 were below the limit of quantitation in all samples at all timepoints verifying that SYN-020 was not absorbed into the systemic circulation.

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

The Phase 1 data from our SAD and MAD studies are intended to support the development of SYN-020 in multiple clinical indications including radiation enteritis, NAFLD, celiac disease, and indications supported by our collaboration with Massachusetts General Hospital. With our transition to an oncology focused Company, we are exploring strategic opportunities to enable advancement of this potentially valuable asset.

Research Programs

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

In March 2021, preclinical data obtained with VCN-11 was published (J Control Release. 2021 Apr 10;332:517-528), showing that VCN-11 induced 450 times more cytotoxicity in tumor cells than in normal cells. VCN confirmed VCN-11 hyaluronidase production by measuring the activity of the PH20 enzyme with a hyaluronic acid-degradation assay, and by measuring PH20 activity in VCN-11 infected tumors in vivo. VCN-11 evaded NAbs from different sources and tumor level were demonstrated in the presence of high levels of NAbs in vivo, whereas the control virus without ABD was neutralized. VCN-11 showed a low toxicity profile in athymic nude mice and Syrian hamsters, allowing treatments with high doses and fractionated administrations without major toxicities (up to 1.2x1011vp/mouse and 7.5x1011vp/hamster). VCN-11 increased ALT levels on day 3 within an acceptable range that returned to normal levels by day 9. Fractionated intravenous administration of VCN-11 (splitting the dose into two portions administered 4 h apart) appeared to improve VCN-11 circulation kinetics and increase tumor levels. VCN-11 showed antitumor efficacy in the presence of NAbs against Ad5 and itself.

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

SYN-006, SYN-007

To date, our research programs have been primarily directed to the development of GI acting products that have generated preclinical proof-of-concept with two pipeline products (SYN-006 and SYN-007) that expand the potential utility of our beta-lactamase strategy. SYN-007 is a specially formulated version of SYN-004 (ribaxamase) designed to be used with orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). Our research programs may be expanded to include development of new oncolytic virus products and/or explore oncology applications of our existing products such as SYN-006 and SYN-007.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Theriva Biologics has over 100 U.S. and foreign patents and over 70 U.S. and foreign patents pending. VCN, through assignment or exclusive licenses, controls over 40 U.S. and foreign patents and over 15 U.S. and foreign patents pending.

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

The VCN-01 and VCN-11 programs are supported by patents and patent applications that are assigned to VCN or exclusively licensed from Fundacio Privada Institut d’Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d’Oncologia (ICO), and Hospital Sant Joan de Déu in Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

Our Current Collaborations

IDIBELL Technology Transfer Agreement

On August 31, 2010, VCN entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) with the Bellvitge Biomedical Research Institute (“IDIBELL”) for the exclusive license of the right to use a Spanish patent number P200901201 titled “Oncolytic adenoviruses for treating cancer” which is co-owned by IDIBELL and Catalan Oncology Institute (“ICO”) for the term of the patent. The Technology Transfer Agreement provides that IDIBELL is entitled to a low single digit percentage royalty on the income collected by VCN from the utilization of products derived from the licensed technology, prior to applying any value-added tax, if any, and low single digit percentage royalty on other income received by VCN arising from the use of the licensed technology, including income related to sublicenses of the licensed technology to third parties and advance payments or payments made for goals that were met and/or services associated with the licensed technology. The Technology Transfer Agreement terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. In addition, IDIBELL has the right to revoke the license if VCN ceases business activities for a continuous year or ceases to utilize the technology subject of the Technology Transfer Agreement, uses the technology in violation of the principals of IDIBELL or ICO or stops maintaining the patent licensed under the Technology Transfer Agreement

ICO Marketing License

On May 16, 2009, VCN entered into a Contract to Grant a Marketing License (the “ICO License Agreement”) with the Catalan Institute of Oncology (the “ICO”) for a manufacturing and marketing license of a patent P200700665 titled “Adenovirus with mutations in the area of endoplasmic retention of protein E3-19k and their use in the treatment of cancer” in connection with a sublicense identified therein. The validity period of the license granted is unlimited with the only applicable limit being the patent’s own validity. The ICO License Agreement provides that the ICO is entitled to a royalty of low double digit percentage of the net value of the income from the concession of the identified sublicense and low double digit precentage on other lump sums received thereunder. VCN and its sublicensees have an obligation to o use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The ICO License terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder.

IDIBELL/ICO License Agreement

On March 4, 2016, VCN entered into a License Agreement (the “IDIBELL/ICO License Agreement”) with IDIBELL and the ICO, for the exclusive license of the right to use a family of patents whose priority application is European patent application EP 14 38 2162.7 titled “Adenovirus comprising an albumin-binding molety”. The License Agreement provides that IDIBELL and ICO, as licensors, are entitled to share a low single digit percentage royalty on the annual Net Sales (as defined in the IDIBELL/ICO License Agreement)collected by VCN from the utilization of products derived from the licensed technology and a royalty on sublicensing income received from the licensed technology at a rate of: low double digit percentage during the first 3 years following the effective date of the agreement, mid single digit percentage during the term of 3 to 7 years following the effective date and low single digit percentage thereafter. The IDIBELL/ICO License Agreement also provides for certain fixed payments, including a payment 25 days following the date of concession of the licensed patent in a minimum of three European jurisdictions and a payment 25 days following the date of concession of an American patent derived from the licensed patent. The IDIBELL/ICO License is for an indefinite term subject to early termination (i) by mutual agreement of the parties; (ii) by licensor in the event of at least two successive breaches or three alternate breaches calculated annually of the obligation to pay any consideration; (iii) by VCN at its discretion due to certain patent infringements of rights protected by the patents or due to the absence of protection of the patent in any countries in the territory which is worldwide or (iv) in the event of a breach by the other party of its obligations thereunder which are not remedied within thirty (30) days. In addition, the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products, VCN has undertaken no marketing whatsoever during the term of the IDIBELL/ICO License Agreement or uses the patent licensed for purposes other those as set forth in the IDIBELL/ICO License Agreement.

Saint Joan De Déu Collaboration and License Agreement

On February 15, 2016, VCN entered into a Collaboration Agreement to Conduct a Clinical Trial and Grant an Operating License (the “Collaboration and License Agreement”) with the Saint Joan De Déu Hospital (the “Hospital”) and the Saint Joan De Déu Foundation (the “Foundation”, and together with the Hospital, the “Institution”) regarding the conduct of a clinical trial to evaluate the safety and activity of VCN-01 in patients with refractory retinoblastoma. The Collaboration and License Agreement provides that if the trial results are positive and VCN is interested in continuing with the development of VCN-01 for the treatment of retinoblastoma; (a) the parties undertake to apply their best efforts to negotiate and, where appropriate, sign an agreement to collaborate in the development and execution of the following phases of the development of VCN-01 for the treatment of retinoblastoma; (b) the Institution shall grant to VCN an exclusive, worldwide and indefinite license to use and exploit the trial results and their possible patents exclusively for the treatment of retinoblastoma; (c) VCN shall pay the Foundation five hundred thousand Euros (€500,000), subject to reduction for any public and/or private economic aid that third parties may grant to the Institution for the conduct of the trial and/or any advance payments made by VCN before the end of the trial; (d) VCN shall pay the Foundation three hundred twenty thousand Euros (€320,000) once following the trial results of a pivotal study, to be carried out by VCN, has been completed which allows it to obtain the marketing authorization of the product following from the results, which payment must be made within a maximum period of four (4) years from the date on which Institution has delivered the final report of the trial to VCN ; and (e) the parties will use their best efforts to negotiate and, where appropriate, sign a product supply agreement in order that the Hospital can use VCN-01 for compassionate use in the treatment of retinoblastoma. The Collaboration and License Agreement continues in force and effect until all obligations arising from the trial have been fulfilled, subject to early termination for a material breach by a party of any of their contractual and/or legal obligations, or, in the case of any other type of breach, when the breaching party has been asked in writing to remedy the breach and the breach is not cured within thirty (30) days from the date on which the written request was sent.

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

Manufacturing

VCN-01 & VCN-11

Our oncolytic virus platform viruses (e.g. VCN-01, VCN-11) are biologics that can be readily synthesized by processes that we have developed in collaboration with Contract and Development Manufacturing Organizations (CDMOs) such as Thermo Fisher, BioReliance, GenIBET, and others. We do not own or operate manufacturing facilities for the production of our product candidates, VCN-01 and VCN-11, but we do produce and test viruses and virus processes at our facilities in Spain. Our cell and virus seed stocks and master/working cell banks are used for current and future production. Our cells for manufacturing are approved by and licensed from US regulatory authorities. Clinical and commercial supplies will be manufactured in facilities and by processes that comply with the FDA and other regulatory agency requirements. We plan to rely on third parties to manufacture commercial quantities of products that we successfully develop through regulatory approval. We have contracted with two CDMOs to provide what it believes are adequate clinical supplies for our planned clinical trials.

Our upstream and downstream processes for producing oncolytic viruses are well understood in the industry and use industry standard cell factories and single use bioreactors for manufacturing.  All downstream purifications employ single-use columns and filters, and release testing is performed by third-party vendors using qualified or validated assays. Critical quality attributes and other product testing specifications for our clinical supplies are agreed to with regulatory authorities prior to release and use.

We have previously encountered some delays in manufacturing due to the impact of COVID-19 on the supply chain. The potential impact of similar supply chain issues from a COVID-19 resurgence or other pandemic, if any, on our on-going and future clinical trials is currently unknown.

SYN-004 and SYN-020

Our product candidates SYN-004 and SYN-020 are biologics that can be readily synthesized by processes that we have developed; however, the manufacturing for our clinical programs, including SYN-004 and SYN-020 may require long lead times and has in the past been subject to COVID-19 related global supply chain interruptions. We do not own or operate manufacturing facilities for the production of these product candidates for preclinical and clinical activities. We rely on third-party contract manufacturers, and in most cases only one third-party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of products we successfully develop through FDA approval. We believe we have sufficient quantities of SYN-004 to complete our planned Phase 1b/2a clinical trial of SYN-004, and are working with qualified third-party vendors for the potential manufacture of additional quantities of SYN-004 and SYN-020 for potential future preclinical studies and clinical trials.

Research and Development

During the years ended December 31, 2022 and 2021, we incurred approximately $11.7 million and $7.8 million, respectively, in research and development expenses.

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

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. OVs such as VCN-01 are genetically modified organisms and their import and use are subject to additional review and approval by dedicated agencies in some countries where we propose to run clinical trials, including Spain and Germany.

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

Clinical trials must be supervised by qualified investigators in accordance with current good clinical practice (cGCP) regulations, which include informed consent requirements. Each study must be approved and monitored by the appropriate Institutional Review Boards (IRBs) or ethics committees (ECs) which are periodically informed of the study’s progress, adverse events and changes in research. OVs such as VCN-01 are genetically modified organisms and their use is also subject to review and approval by the Institutional Biosafety Committee (IBC) at each clinical trial site. Annual updates are submitted to the FDA and comparable foreign regulators (if required) with more frequent reporting if certain serious adverse events occur.

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

The FDA’s or comparable foreign regulatory agency may change their policies, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products. Increased attention to the containment of health care costs worldwide could result in new government regulations materially adverse to our business. Public perception and sentiment regarding genetically modified organisms and/or viral therapies (including vaccines) can be highly variable and may impact legislation regarding the potential sue of our products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

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

In May 2011, the Committee for Orphan Medicinal Products ("COMP") from the EMA recommended granting Orphan Medicinal Product Designation to VCN-01 for the treatment of pancreatic cancer and in June 2011, the European Commission confirmed the designation under Regulation ("EC") No 141/2000 of the European Parliament and of the Council.

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

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Artugen Therapeutics, Inc., AzurRx, Inc., Deinove, Pfizer Inc., Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Seres Therapeutics, Inc., Summit Therapeutics plc. and Vedanata Biosciences Inc. Companies that sell or are developing products for the treatment or prevention of acute graft-versus-host-disease (aGVHD) include: Amgen, Inc., Astellas Pharma, Janssen Biotech, Inc., Mallinckrodt plc, Mesoblast, Inc., Novartis International AG, Pfizer, Inc. Roche AG and Takeda Pharmaceutical Company Ltd.

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

Theriva Biologics’ OV products are designed to be systemically, intratumorally or intravitreally injected; selectively replicate only in tumor cells versus normal host cells; have reduced liver tropism compared to wild type adenovirus type 5; and express an enzyme (PH20) that degrades the tumor stroma barrier. If confirmed in Phase 2 and later clinical trials, we believe these features significantly differentiate Theriva Biologics’ products from competing OVs and will enable our products to be co-administered with other therapeutic modalities such as chemotherapy and immune therapy to improve cancer treatment outcomes.

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the reverse merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc. On August 10, 2018, we effected a one for thirty-five reverse stock split of our authorized, issued and outstanding common stock. On July 15, 2022, we effected a one for ten reverse stock split of our authorized, issued and outstanding common stock. On October 12, 2022, we changed our name to Theriva Biologics, Inc.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. Prior to the VCN Acquisition, we employed 9 individuals, all of whom were full-time employees, of which 5 were part of our research and clinical development team and clinical development team and 4 were part of our financial reporting and accounting team. As of March 30, 2023, we employed 21  individuals, all of whom are full-time employees, of which 6 were part of our research and clinical development team in the United States and 9 are part of VCN’s research and clinical development team located in Spain, 1 is part of VCN’s management team located in Spain and 4 are part of our financial reporting and accounting team located in the United States.

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

Properties

Our principal executive offices are located at 9605 Medical Center Drive, Suite 270, Rockville, Maryland 20850. VCN personnel will continue to operate from laboratories and office space leased from Grifols at Torrent de Can Ninou,  naus 5-6, 08150 – Parets del Vallès, Barcelona, Spain.

Available Information

Additional information about Theriva Biologics is contained at our website, www.Therivabio.com. Information contained on our website is not incorporated by reference into, and does not form any part of, this Annual Report. We have included our website address as a factual reference and do not intend it to be an active link to our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The following Corporate Governance documents are also posted on our website: Code of Conduct, Code of Ethics for Financial Management and the Charters for the Audit Committee, Compensation Committee and Nominations Committee of the Board of Directors. Our phone number is (301) 417-4364 and our facsimile number is (301) 417-4367. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  The address of that website is www.sec.gov.

Item 1A. Risk Factors.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND CAPITAL REQUIREMENTS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the year ended December 31, 2022, our operating activities used net cash of approximately $19.1 million and as of December 31, 2022 our cash and cash equivalents were $41.8 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2022, our accumulated deficit totaled approximately $291 million on a consolidated basis. Pursuant to the VCN Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC Phase 2 clinical trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. We do not expect to derive revenue from the sale of VCN-01 or any of our product candidates for many years and there can be no assurance that regulatory approvals will be received or if received that they will be received when anticipated.  Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to advance our Phase 2b clinical trials of VCN-01 in PDAC (but not to complete the trial) and to complete our Phase 1a/2a clinical trial of SYN-004 but may not be sufficient to initiate additional trials, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete a Phase 3 clinical trial in CDI prevention at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of our OV product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by number of shares we have available for issuance and the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to continue to incur significant operating and capital expenditures and we will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

We have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We anticipate a need for additional employees as we undertake later stage clinical trials. We have also incurred certain obligations pursuant to the terms of the VCN Purchase Agreement including the assumption of $2.4 million of liabilities and have agreed to a post-closing covenant to commit to fund research and development of VCN-01 and OV pipeline programs, including but not limited to the VCN-01 PDAC Phase 2 trial, a VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million.

Further development of VCN-01 and pipeline OV product candidates will require additional expenditures. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will substantially increase in the foreseeable future as we do the following:

●	continue to undertake preclinical development of our OV pipeline and mid and late-stage clinical trials for our product candidates, including VCN-01;
●	seek regulatory approvals for our product candidates;
●	develop our product candidates for commercialization;
●	implement additional internal systems and infrastructure;

●	license or acquire additional technologies;
●	lease additional or alternative office facilities;
●	manufacture product for clinical trials and commercial use; and
●	hire additional personnel, including members of our management team.

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

We currently have a limited operating history as an oncology company, no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.

We are a clinical-stage biopharmaceutical company that recently began to focus on development of oncolytic viruses for treatment of various types of cancer. We have never generated any product revenue, do not expect to generate revenue in the near future and  do not have any products approved for sale. Our operations to date have been primarily focused on developing our product candidates. We have not yet successfully obtained marketing approval, manufactured any product candidate at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

Our ability to generate revenue depends heavily on:

●	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;
●	demonstration in current and future clinical trials that our lead product candidate, VCN-01 is safe and effective;and
●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

Even if we receive regulatory approval for the sale of any of our product candidates, we do not know when we will begin to generate revenue, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●	set an acceptable price for our products and obtain coverage and adequate reimbursement from third-party payors;
●	establish sales, marketing, manufacturing and distribution systems;
●	add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;
●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of product candidates at acceptable cost levels;
●	achieve broad market acceptance of our product candidates in the medical community and with third-party payors and consumers;
●	attract and retain an experienced management and advisory team;
●	successfully launch commercial sales of our products, whether alone or in collaboration with others; and
●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will generate revenue. If we cannot successfully execute on any of the factors listed above, our business may not succeed, we may never generate revenue and your investment will be adversely affected.

We face risks related to the Restatement of our previously issued financial statements for the quarters ended  June 30, 2022 and September 30, 2022

As discussed in the Explanatory Note, in Note 14 to the consolidated financial statements in this Annual Report, we reached a determination to restate our unaudited consolidated financial statements included in  the quarterly reporting periods during fiscal year 2022, consisting of June 30, 2022 and September 30, 2022 and that such interim financial statements should no longer be relied upon. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. we expect to continue to face many of the risks and challenges related to the restatement, including the following:

●	we may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which would adversely affect the accuracy and timing of our financial reporting;
●	the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement;
●	the incurrence of restatement-related expenses; and
●	diversion of management and other human resources attention from the operation of our business.

We cannot assure that all of the risks and challenges described above will be eliminated and that lost business opportunities can be recaptured or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. In addition, we are not yet required to perform an assessment of internal controls for VCN.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the preparation of our annual tax provision for the year ended December 31, 2022, we identified a material weakness over non-routine transactions related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of the non-routine transactions, a material weakness over information technology general controls over logical access and program change management for certain of our key information systems used to support the financial reporting process and a material weakness relating to performance over certain controls not being adequately documented. In addition, during the course of the review for the Quarterly Report for the quarter ended March 31, 2022, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 15,124,061 shares of common stock were issued and outstanding as of December 31, 2022. At December 31, 2022, we had reserved 5,389,411 shares of common stock for issuance upon exercise of our outstanding options, preferred shares and warrants. In addition, at such date, we had 4,907,002 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 10,296,413, which in addition to the 15,124,061 shares issued and outstanding, would leave 324,579,526 authorized but unissued shares of common stock.

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

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The VCN Purchase Agreement requires that we make certain cash payments to Grifols upon attainment of certain milestones, which payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, our manufacturing and clinical trial expenses, which are anticipated to be significant, may fluctuate significantly quarter to quarter based upon whether or not we are engaged in clinical trials or manufacturing our product candidates, and timing of our process development work. Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee's requisite service period. As the variables that we use as a basis for valuing these awards change over time, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to current product candidates and any future product candidates, which will change from time to time;
●	our ability to enroll patients in clinical trials and the timing of enrollment;
●	the timing and cost of manufacturing our current product candidates and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

●	the timing and outcomes of clinical studies or competing product candidates;
●	changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	any delays in regulatory review or approval of our current product candidates or any of our future product candidates;
●	the level of demand for our current product candidates and any future product candidates, should they receive approval, which may fluctuate significantly and be difficult to predict;
●	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates;
●	competition from existing and potential future drugs that compete with our current product candidates or any of our future product candidates;
●	our ability to commercialize our current product candidates or any future product candidate inside and outside of the United States, either independently or working with third parties;
●	our ability to establish and maintain collaborations, licensing or other arrangements;
●	our ability to adequately support future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies; and
●	the changing and volatile global economic environment.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

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

RISKS RELATED TO OUR BUSINESS

Prior to 2022 we had not conducted any cancer research and development activities and there can be no assurance that we will successfully be able to do so.

Prior to the VCN Acquisition, our focus was on the microbiome and our research and development was focused primarily on therapeutics for various microbiome related diseases.  Upon the VCN Acquisition, our focus has shifted to the use of oncolytic viruses to treat cancer.

Although, our members of management and scientific/development teams have experience in this field, we may not be successful as a company with such focus.

In the past Oncolytic Viruses have experienced certain safety challenges.

Although current clinical trials of oncolytic virotherapies have supported their role as a potential treatment for cancer, there is the risk of uncontrolled replication in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by VCN-01 or a competitor would have an adverse impact on our future OV research and development efforts.

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

The success of our business currently depends on our development, approval and commercialization of our lead product candidate, VCN-01. Our ongoing Phase 1b/2a clinical trial of SYN-004 for the prevention of aGVHD in allogeneic HCT recipients, our completed Phase 1 single ascending and multiple ascending dose studies of SYN-020 and ongoing early-stage clinical trials of VCN-01 are not designed as registrational clinical trials and we currently do not have the necessary funding to complete any late stage registrational clinical trials. There are many uncertainties known and unknown that may affect the outcome of future clinical trials. All of our product candidates, including VCN-01, SYN-004 (ribaxamase), and SYN-020 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Regardless of whether our clinical trials are deemed to be successful, promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals or satisfy regulatory criteria, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Failure to obtain regulatory approvals of VCN-01, SYN-004 (ribaxamase) or SYN-020 in a timely manner would have a material adverse impact on our business. Even if we successfully develop VCN-01, SYN-004 (ribaxamase), SYN-020 or other new products or enhancements, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations. Innovations may not be quickly accepted in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire drug candidates or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, which may limit our ability to achieve profitability.

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

We rely on licenses to use various technologies that are material to our business and we may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.

In addition to our own patent applications, we also currently rely on licensing agreements with third party patent holders/licensors for our products. We have entered license agreements upon which our OV technology is dependent. If we breach the terms of any of our license agreements or collaborations, including any failure to make royalty payments required thereunder or failure to reach certain developmental milestones or fulfill our obligations under the agreements could result in a termination of the agreements.  The Technology Transfer Agreement”) between VCN and IDIBELL for the exclusive license of the right to use a Spanish patent number P200901201 titled “Oncolytic adenoviruses for treating cancer” provides IDIBELL with the right to revoke the license if VCN ceases business activities for a continuous year or ceases to utilize the technology subject of the Technology Transfer Agreement, uses the technology in violation of the principals of IDIBELL or ICO or stops maintaining the patent licensed under the Technology Transfer Agreement. The ICO License provides that VCN and its sublicensees have an obligation to use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The “IDIBELL/ICO License Agreement provides that the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products. We entered into an option agreement with MGH to enter into an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. There can be no assurance that we will be able to reach agreement on license terms or that the terms will be favorable to us. This license agreement is expected to require us to meet certain diligence requirements and timelines in order to keep the license agreement in effect. In addition, certain license agreements, including the one that may potentially be entered into with MGH, typically contain provisions requiring royalty free non-exclusive licenses to the U.S government if any federal funding was used to invent any of the patents being licensed. In the event we or our sublicensee are not able to meet our diligence requirements contained in the license agreement with MGH or any other license agreement, we may not be able to retain the rights granted under our agreement or renegotiate with our arrangement institution on reasonable terms, or at all. If any license were to terminate and we were to lose the right to commercialize our products, our business opportunity would be adversely affected. Furthermore, we currently have very limited product development capabilities, and limited marketing or sales capabilities. For us to research, develop, and test our product candidates, we would need to contract with outside researchers, in most cases those parties that did the original research and from whom we have licensed the technologies. Our agreement with UT Austin allows UT Austin to terminate its agreement if we fail to comply with the terms of the agreement.

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

VCN’s collaboration agreements require that Theriva Biologics SL engage in certain research and development activities that require additional expenditures. Our agreements with Washington University and MGH may require that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. Manufacturing of VCN-01, SYN-004 (ribaxamase) and SYN-020 to support potential future clinical studies will require us to incur additional expenses.

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

The pharmaceutical and biotechnology industries, including the oncolytic virus industry and the monoclonal antibody industry, are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of our competitors have drugs that have already been commercialized and therefore benefit from being first to market their products. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us, including for different indications of the same active ingredients that comprise our pipeline products. These competitors will compete with us in product sales as well as recruitment and retention of qualified scientific and management personnel, establishment of clinical trial sites and patient enrollment for clinical trials, as well as in the acquisition of technologies and technology licenses complementary to our programs or advantageous to our business. Companies pursuing clinical development of modified oncolytic adenoviruses include AdCure Bio LLC, Candel Therapeutics, Inc., CG Oncology, Inc., DNAtrix, Inc., EpicentRx, Inc., GeneMedicine, Co Ltd., IconOVir Bio, Inc., Lokon Pharma AB, Multivir, Inc., NewGenPharm Incorporation, Oncolys BioPharma, Inc., Orca Therapeutics B.V., PsiOxus Therapeutics Ltd, Shanghai Sunway Biotech Co., Ltd , Targovax Oy|Targovax ASA, Tessa Therapeutics, TILT Biotherapeutics, Ltd., and Valo Therapeutics Oy. OV products have been or are being developed using other virus backbones, including: Coxsackie virus (Viralytics Ltd., Oncorus Inc.); herpes simplex virus (Amgen, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company Ltd., Oncorus, Inc., Replimune, Inc., Takara Bio, Inc., Wuhan Binhui Biotechnology Co., Ltd.); Maraba virus (Turnstone Biologics, Inc.); measles virus (Vyriad, Inc.); myxoma virus (OncoMyx Therapeutics, Inc.); parvovirus (Oryx GmbH & Co. KG), reovirus (Oncolytics Biotech, Inc.); Seneca Valley virus (Seneca Therapeutics Inc., Oncorus Inc.); vesicular stomatitis virus (Vyriad, Inc.); and vaccinia viruses (Genelux Corporation, KaliVir Immunotherapeutics LLC, SillaJen, Inc., Transgene SA, Turnstone Biologics, Corp.). In addition, academic research centers may develop technologies that compete with our VCN-01, SYN-004 and SYN-020, products and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

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

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, VCN -01, SYN-004 (ribaxamase) and SYN-020, are established cGMP manufacturers. For all other therapeutic areas, we have not yet established cGMP manufacturers for our biologic and drug candidates. We have used only one API manufacturer for each of our product candidates (VCN-01, SYN-004 or SYN-020) used in clinical trials to date. Although we believe additional manufacturers are available, if any of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of VCN-01, SYN-004 (ribaxamase) or SYN-020 could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of our product candidates requires significant expertise and manufacturers may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. We may experience longer than expected lead times with respect to the manufacture of clinical drug supply, which may result from the increase in manufacturing scale necessary to conduct our anticipated late-stage clinical trials and result in trial delays. Furthermore, during the COVID-19 pandemic, many manufacturers prioritized the manufacture of COVID-19 related products, increasing the manufacturing lead times for non-COVID-19 related products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

For our Phase 2 clinical trial of VCN-01 in patients with PDAC, we are administering our clinical product candidate, VCN-01, in combination with other approved standard of care drugs. Any problems obtaining the standard of care drugs could result in a delay or interruption in our clinical trials.

For our planned Phase 2 clinical trial of VCN-01 in patients with PDAC, we are administering VCN-01 in combination with the already approved standard of care drugs, gemcitabine/nab-paclitaxel, for which there has recently been a supply shortage. Therefore, our success will be dependent upon the continued use of and ability to obtain the standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care or third-party drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

If third-party vendors, upon whom we rely to conduct our preclinical studies or clinical trials, do not perform or fail to comply with strict regulations, these studies or trials may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing our preclinical studies and clinical trials. We rely on, third parties, including CROs, consultants and principal investigators, to assist us in designing, managing, conducting, monitoring and analyzing the data from our preclinical studies and clinical trials. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies, the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidates may be delayed or prove unsuccessful.

Further, the FDA, the EMA, or similar regulatory authorities in other countries, may inspect some of the clinical sites participating in our clinical trials or our third-party vendors’ sites to determine if our clinical trials are being conducted according to good clinical practices, or GCPs, or similar regulations. If we or a regulatory authority determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to applicable regulations, we may be forced to exclude certain data from the results of the trial, or delay, repeat or terminate such clinical trials.

We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.

As of March 30, 2023, we employed 21 full-time employees, including employees located at Theriva Biologics’ offices in Barcelona, Spain. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of VCN-01, SYN-004 (ribaxamase), SYN-020, and our agreements with Washington University and other collaborators. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Global health crises may adversely affect our planned operations.

Our business and the business of the supplier of our clinical product candidates and the suppliers of the standard of care drugs that are administered in combination with our product candidates could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19. We have experienced delays in patient enrollment due to the COVID-19 pandemic. To date, we are on track to meet all of our previously announced future clinical milestones; however, if the COVID-19 pandemic increases in severity or we should experience another pandemic, we could once again experience delays in patient enrollment and experience significant disruptions to our clinical development timelines. If we experience delays in patient enrollment or patients drop outs and we deem it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. In addition to delays or difficulties in enrolling patients in our clinical trials, we could experience the following disruptions that could severely impact our business and clinical trials, including:

●	unwillingness of potential study participants to enroll in new clinical trials and/or visit healthcare facilities;
●	postponement of enrollment in our clinical studies;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical site visits by study participants and clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or substantial numbers of resignations;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical site initiation due to understaffing in departments required for contracting and study start-up;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the manufacture and transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	delay in the timing of interactions with the FDA and other regulatory agencies due to absenteeism by employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

In addition, a significant outbreak of contagious diseases in the human population could result in the complete or partial closure of one or more manufacturing facilities which could impact our supply of our product candidates or the standard of care drugs that are administered in combination with our product candidates. In addition, an outbreak near where our clinical trial sites are located, has in the past, and may in the future impact our ability to recruit patients, and would likely delay our clinical trials, and could affect our ability to complete our clinical trials within the planned time periods. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

Our business and the business of the suppliers of our clinical product candidates has been and is expected to continue to be materially and adversely affected by the pandemic and post-pandemic workforce and supply-chain issues. While we are currently not experiencing material delays, such events could result in the delay or complete or partial closure of clinical trial sites or one or more manufacturing facilities which could impact our supply of our clinical product candidates. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential partnering relationships.

In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The extent to which the virus may continue to impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and Spain, business closures or business disruptions and the effectiveness of actions taken in the United States, Spain, and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the original spread of COVID-19 has been mitigated, the continued emergence of novel virus strains mean there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the COVID-19 pandemic did, at points, cause an interruption in our clinical trial activities. Additionally, supply chain disruptions impacted and may continue to impact our research activities. Moreover, at the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and, in February 2022, Russia invaded Ukraine. In response, North Atlantic Treaty Organization, or NATO has deployed additional military forces to Eastern Europe and the Biden administration announced certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and despite the fact that we currently do not plan any clinical trials in Eastern Europe, may adversely impact the cost and conduct of our international clinical trials of our product candidates.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IND application with the FDA or foreign equivalent to commence clinical trials;

●	identification of, and acceptable arrangements with, one or more clinical sites;
●	obtaining IRB or EC approval to commence clinical trials;
●	obtaining IBC approval for use of a genetically modified organism;
●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment;
●	lower than expected rates of patient completion of clinical trials;
●	inability to obtain supply of our drug candidate in a timely manner;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unwillingness of the FDA or foreign equivalent, IRBs/ECs, or IBCs to permit the clinical trials to be initiated.

In addition, we, IRBs/ECs or the FDA or foreign equivalent may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs/ECs or the FDA or foreign equivalent finds deficiencies in our submissions or conduct of our trials.

The results of our clinical trials may not support our product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.

To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. Favorable results in our early studies or trials may not be repeated in later studies or trials as was the case with SYN-010. Even if our clinical trials are initiated and completed as planned, we cannot be certain that the results will support our product candidate claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Success in Phase 1 studies of VCN-01 in PDAC or retinoblastoma does not ensure success of VCN-01, especially in light of the small number of patients treated in those trials. Success of our predecessor P1A clinical product or positive topline data from our previous SYN-004 (ribaxamase) Phase 1 and Phase 2 clinical trials, does not ensure success of SYN-004 (ribaxamase). Furthermore, the FDA could determine that VCN-01 or SYN-004 (ribaxamase) have not demonstrated appropriate safety and thus require additional clinical trials and safety data, despite prior positive clinical trial results. We cannot be sure that the results of later clinical trials would replicate the results of prior clinical trials and preclinical testing nor that they would satisfy the requirements of the FDA or other regulatory agencies. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products. Any such failure could cause us or our sublicensee to abandon a product candidate and might delay development of other product candidates. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining FDA approval for the affected product candidate and, ultimately, our ability to commercialize that product candidate.

Difficulties enrolling patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.

Delays in patient enrollment may result in increased costs or may adversely affect timing or outcome of planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. This can lead to delays in completion of clinical trials as well as additional expense for recruitment of patients. In addition, any pandemic may result in fewer clinical study personnel being available to conduct clinical testing for patients currently enrolled in our clinical trials.

Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in their clinical development, preclude approval of our product candidates or limit their commercial potential.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial subjects. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial subjects. For example, the FDA or foreign equivalents could determine that VCN-01 or SYN-004 has not demonstrated appropriate safety, that adverse events are drug related and require additional clinical trials and safety data, despite positive results from Phase 1 clinical trials of VCN-01 or our SYN-004 Phase 2b clinical trial.

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

It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates, which could limit the potential profitability of our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We received orphan drug designation from the FDA for VCN-01 for the treatment of retinoblastoma and from the EMA for the treatment of pancreatic cancer. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

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

We depend on independent investigators and scientific collaborators, such as universities and medical institutions or private physician scientists, to advise us and to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific inventors/advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. Failing to devote sufficient time and resources to our drug-development programs, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the drug candidate involved.

These collaborators may also have relationships with other commercial entities, some of which may compete with us. Our collaborators assisting our competitors could harm our competitive position.

We have in the past, and expect to have in the future, agreements with third-party contract research organizations (CROs) under which we have delegated to the CROs the responsibility to coordinate and monitor the conduct of our VCN-01, SYN-004 and SYN-020 clinical trials and to manage data for our clinical programs. We also rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

Our Phase 1b/2a clinical trial of SYN-004, and Phase 1 and Phase 2 clinical trials for VCN-01 are being conducted by clinical sites over which we have little direct control. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology.  If our CROs or investigator-sponsored clinical sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If our relationship with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that it will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations, any of which could harm our business.

Although we do not provide healthcare services or submit claims for third party reimbursement, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments which could significantly impact our business. The laws that may affect our ability to operate include, but are not limited to:

●	the federal anti-kickback statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
●	the civil FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent; knowingly making using, or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the government; or knowingly making, using, or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the criminal FCA, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;
●	HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;
●	the federal physician sunshine requirements under the ACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Further, the ACA, among other things, amended the intent requirements of the federal anti-kickback statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. If a government authority were to conclude that we provide improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

We have entered into consulting and scientific advisory board arrangements with physicians and other healthcare providers. Compensation for some of these arrangements includes the provision of stock options. While we have worked to structure our arrangements to comply with applicable laws, because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who influence the ordering of and use our products to be in violation of applicable laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If we obtain approval to commercialize our clinical product candidates outside of the United States, a variety of risks associated with international operations could harm our business.

If our clinical product candidate is approved for commercialization, we intend to enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

●	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign reimbursement, pricing and insurance regimes;
●	foreign taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential noncompliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;
●	product shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe with which we will need to comply.

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

INTELLECTUAL PROPERTY RISKS

We rely on patents, patent applications, trade secrets and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.

The patent positions of pharmaceutical companies are uncertain and may involve complex legal and factual questions. The issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products, in some or all relevant jurisdictions.  Our patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if patents do successfully issue and even if such patents cover our product candidates and extend for a commercially relevant time, third parties may initiate invalidity, non-infringement, opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court or before patent offices, or similar proceedings challenging the validity, inventorship, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or circumvented. Additionally, some countries, including China and India, have compulsory licensing laws under which we may be compelled to grant licenses to others.

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

Furthermore, others may file patent applications or obtain patents on similar technologies or compounds that compete with our products. We cannot predict how broad the claims in any such patents or applications will be, and whether they will be allowed. Once claims have been issued, we cannot predict how they will be construed or enforced. We may infringe intellectual property rights of others without being aware of it. If another party claims we are infringing their technology, we could have to defend an expensive and time consuming lawsuit, pay a large sum if we are found to be infringing, or be prohibited from selling or licensing our products unless we obtain a license or redesign our product, which may not be possible.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. We cannot be sure our measures to protect our trade secrets will be sufficient. Some of our current or former employees, consultants, scientific advisors, current or prospective corporate collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop similar knowledge, methods, and know-how or gain access to our proprietary information through some other means.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, as well as costs associated with lawsuits.

If any other person files patent applications, or is issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention. We, or our licensors, may also need to participate in interference proceedings involving our issued patents and pending applications of another entity. The European Patent Office and some national patent authorities have formal patent opposition processes where the validity of issued patents may be challenged. If a patent opposition is filed, we, or our licensors, may also need to participate in opposition proceedings involving our issued patents

The intellectual property environment in the oncolytic viruses field is particularly complex, constantly evolving and highly fragmented. We have not conducted freedom-to-use patent searches on all aspects of our product candidates or potential product candidates, and we may be unaware of relevant patents and patent applications of third parties. In addition, the freedom-to-use patent searches that have been conducted may not have identified all relevant issued patents or pending patents. We cannot provide assurance that our proposed products in this area will not ultimately be held to infringe one or more valid claims owned by third parties which may exist or come to exist in the future or that in such case we will be able to obtain a license from such parties on acceptable terms.

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

We enjoy restricted geographical protection with respect to certain patents.

Patents are of national or regional effect. While we will try to protect our technologies, products and product candidates with intellectual property rights such as patents throughout the world in major markets, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable in other countries. We may not pursue or obtain patent protection in all markets. Filing, prosecuting, and defending patents on all of our research programs and product candidates in all countries throughout the world would be prohibitively expensive, and, therefore, the scope and strength of our intellectual property rights will vary from jurisdiction to jurisdiction.

We may become subject to claims challenging inventorship or ownership of our patents and other intellectual property.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on March 21, 2022, the price of our common stock closed at $3.80 per share while on December 27, 2022, our stock price closed at $0.40 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters are located in Rockville, Maryland, where we occupy approximately 10,363 square feet of office space under a lease agreement expiring December 31, 2027, with monthly rent of $27,187. Our Spanish subsidiary Theriva Biologics S.L. (formerly VCN Biosciences S.L.) currently leases approximately 8,611 square feet of office and lab space office space in Parets de Vallès, Barcelona, Spain with a rent of 26,425 Euros per month. This lease was executed for an initial term beginning in January 2023 until October 2026, with an option to renew for an additional five years.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NYSE American under the symbol “TOVX’ since October 13, 2022. Prior to October 13, 2022 our common stock traded under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The last price of our common stock as reported on the NYSE American on March 28, 2023 was $0.65 per share.

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

The Series A Preferred Stock, none of which remains outstanding, ranked senior to the shares of our common stock and shares of our Series B Preferred Stock with respect to dividend rights and holders of Series A Preferred Stock were entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Convertible Preferred Stock. The Series C Preferred Stock and Series D Preferred Stock is entitled to receive dividends on an as-if-converted-to-common-Stock basis to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

Holders

As of March 30, 2023, we had approximately 33 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Stock Performance Graph

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Equity Compensation Plan Information

See Part III–Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information” of this Annual Report for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2022 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

On December 22, 2022, we repurchased an aggregate of 720,000 shares of our common stock, par value $0.001 (the “Common Stock”) from three founders of its subsidiary Theriva Biologics S.L. (formerly known as VCN Biosciences S.L.) in a privately negotiated transaction pursuant to the terms of a Share Repurchase Agreement (the “Share Repurchase Agreement”) entered into on December 20, 2022 with each of the Selling Stockholders. Summary of the 2022 stock repurchase activity is as follows:

Total number of
			shares purchased as	Maximum number of
			part of publicly	shares that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
	shares purchased	per share	programs	plans or programs
December 2022	720,000	$0.40	0	0

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the Acquisition of VCN (now Theriva Biologics S.L.), described in more detail below, we began transitioning our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included. our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by  pathogenic organisms such Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

As part of our strategic transformation into an oncology focused company, we are exploring value creation options around our SYN-004 and SYN-020 assets. SYN-004 and SYN-020 both have significant potential opportunity in non-oncology related indications. Advancement of these products may be better achieved through out-licensing or partnering and we will explore opportunities for both SYN-004 and SYN-020 moving forward.

Name Change

Effective October 12, 2022, we changed our name to Theriva Biologics, Inc. by filing a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada on October 11, 2022. In addition, effective October 12, 2022, we amended and restated our Amended and Restated Bylaws (the “Bylaws”) to reflect the Name Change (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws contain no other changes. In connection with the Name Change, our Common Stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022. Effective November 15, 2022, our acquired subsidiary VCN Biosciences S.L. rebranded to Theriva Biologics S.L. without other changes to its corporate structure.

Acquisition of VCN Biosciences, S.L (now Theriva Biologics S.L.)

On March 10, 2022, pursuant to the terms of the Share Purchase Agreement (“Purchase Agreement”) we entered into with VCN and the shareholders of VCN Biosciences S.L. (the “Sellers”), we completed our acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. Pursuant to the Purchase Agreement, as consideration for the purchase of the VCN Shares of capital stock, we paid $4,700,000 (the “Closing Cash Consideration”) to Grifols Innovation and New Technologies Limited (“Grifols”),

the owner of approximately 86% of the equity of VCN, and issued to the remaining Sellers 2,639,530 shares of our Common Stock, (the “Closing Shares”), representing 19.99% of the outstanding shares of our common stock on December 14, 2021, the date of the Purchase Agreement. As additional consideration for the purchase of the VCN Shares held by Grifols, we also agreed to make certain milestone payments to Grifols. In September 2022, we received approval from the FDA to proceed with our Phase 2 clinical trial of VCN-01. Due to this approval we paid Grifols $3.0 million in Q4 2022. Pursuant to the terms of the Purchase Agreement we loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. In addition, at Closing VCN and Grifols entered into a sublease agreement for the sublease by VCN of the laboratory and office space as well as a transitional services agreement. We agreed as a post- Closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC Phase 2 trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million.

VCN (now known as Theriva Biologics S.L.) is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. Theriva’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC) and brain tumors. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment, Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. Theriva has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending.

Financial Developments

Reverse Stock Split

On July 15, 2022, we announced a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding Common Stock, at a ratio of one (1) share of Common Stock for every ten (10) shares of Common Stock, effective July 25, 2022 (the “Effective Date”). Our Common Stock began trading on a split-adjusted basis on the NYSE American when the market opened on July 25, 2022. The Reverse Stock Split was authorized by our Board of Directors on July 11, 2022.

Private Placement Offering

On July 29, 2022, we closed a private placement offering pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P. (the “Investor”), pursuant to which we issued and sold (the “Offering”) 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of Common Stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

Stock Repurchase

On December 22, 2022, we repurchased an aggregate of 720,000 shares of Common Stock from three founders of its subsidiary Theriva Biologics S.L. (formerly known as VCN Biosciences S.L.) in a privately negotiated transaction pursuant to the terms of a Share Repurchase Agreement (the “Share Repurchase Agreement”) entered into on December 20, 2022 with each of the Selling Stockholders. The price per share was $0.4001, which was the closing price of the Common Stock on the day prior to the closing for an aggregate purchase price was $288,072. The closing was subject to fulfillment of certain conditions, including delivery of certain closing documents. The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The repurchase was funded from our cash on hand and the shares to be repurchased will be held as treasury stock. The Selling Stockholders acquired the shares of Common Stock as consideration for the sale of their shares of the subsidiary to the Company in March 2022.

Stock Warrants

On August 3, 2022, we announced the exercise price of warrants issued in October 2018 was reduced from $6.90 per Warrant per full share of our Common Stock to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock in a private placement. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the year ended December 31, 2022, which reduces the income available to common stockholders. During January and February 2021, 1,165,575 of the 2018 Warrants were exercised for cash proceeds of $8.0 million.

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

Key data and conclusions featured in the ESMO presentation included:

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

On September 27, 2022, we issued a press release announcing positive outcome from the DSMC review of results from the first Cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD; NCT04692181).

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

Based on a review of the safety and pharmacokinetic data, the DSMC recommended that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam.

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

Key data and conclusions showcased in the SIOP presentation included:

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

On November 3, 2022, we issued a press release announcing the first patient has been dosed in Cohort 2 of its Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD).

On January 9, 2023, we issued a press release announcing that the first patient has been dosed in the Phase 1 investigator sponsored clinical trial of intravenous VCN-01 in patients with high-grade brain tumors who are scheduled for surgical resection.

On January 17, 2023, we issued a press release announcing the first patient has been dosed in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma (PDAC; NCT05673811).

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods.

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs, business combinations, contingent consideration, and impairment of long-lived assets.

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

The Company classifies intangible assets into two categories: (1) intangible assets with indefinite lives not subject to amortization and (2) goodwill. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. If a reporting unit’s carrying value exceeds its fair value, then the Company will record a goodwill impairment charge for the excess amount.

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

Goodwill represents the excess of the purchase price paid when the Company acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. The Company will conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the quarters ended September 30 and December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event. The Company performed an impairment analysis at both September 30 and December 31, 2022 and concluded that the Goodwill and IPR&D was not impaired at both dates.

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

Acquired In-Process Research & Development represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. During the quarters ended September 30 and December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event. The Company performed an impairment analysis at both September 30 and December 31, 2022 and concluded that the Goodwill and IPR&D was not impaired at both dates.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2022 and 2021, we have accrued CRO expenses of $0.8 million and $0.7 million, respectively, that are included in accrued expenses. As of December 31, 2022, and 2021, we have prepaid CRO costs of $2.3 million and $0.5 million, respectively, that are included in prepaid expenses.

Results of Operations

Years Ended December 31, 2022 and 2021

General and Administrative Expenses

General and administrative expenses increased to $9.9 million for the year ended December 31, 2022, from $6.5 million for the year ended December 31, 2021. This increase of 50.8% is primarily comprised of increased expense related to the fair value of the contingent consideration, higher insurance costs, additional salary and benefits related to new headcount, public relations expenses, and VCN administrative expenses not included in the prior year, offset by a decrease in consulting and legal costs related to the VCN acquisition. The charge relating to stock-based compensation expense was $0.4 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. In addition, we expect general and administrative expenses to increase as we increase headcount and related overhead due to the VCN acquisition.

Research and Development Expenses

Research and development expenses increased to $11.7 million for the year ended December 31, 2022, from $7.8 million for the year ended December 31, 2021. This increase of 50% is primarily the result of increased clinical trial expenses related to VCN-01 not incurred in the prior year, offset by lower clinical and manufacturing expenses related to our Phase 1a clinical trial of SYN-020 and expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $112,000 for the year ended December 31, 2022, compared to $76,000 for the year ended December 31, 2021.  In addition, we expect research and development expenses to increase as we incur higher clinical program costs for our VCN product candidates.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the years ended December 31, 2022 and 2021. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

	December 31,	December 31,
	2022	2021
Therapeutic Areas	(in thousands)	(in thousands)
VCN-01	$4,344	$—
SYN-004	1,201	1,366
SYN-020	1,069	2,431
SYN-010	—	—
Other therapeutic areas	528	10
Total direct costs	7,142	3,807
Total indirect costs	4,581	3,993
Total research and development	$11,723	$7,800

Total Other Income

Other income was $471,000 for the year ended December 31, 2022, compared to other income of $6,000 for the year ended December 31, 2021. Other income for the year ended December 31, 2022 is primarily comprised of interest income of $512,000 offset by an exchange loss of $41,000. Other income for the year ended December 2021 was primarily comprised of interest income

Income Tax Benefit

Our income tax benefit was $1.4 million for the year ended December 31, 2022, solely as a result of net operating losses incurred by our VCN subsidiary acquired in 2022. The Company’s effective tax rate in 2022 was 6.75%, which differs from the federal statutory rate of 21% primarily due to the change in our valuation allowance, VCN’s foreign tax benefit, the fair market value adjustment for the contingent consideration, along with the effects of other nondeductible permanent differences. For the year ended December 31, 2021 we had no income tax provision or benefit due to the Company’s domestic net losses and full valuation allowance against our net deferred tax assets.

Net Loss

Our net loss for the year ended December 31, 2022 was $19.7 million, or ($1.31) per common share, compared to $14.3 million, or ($1.90) per common share for the year ended December 31, 2021. Net loss attributable to common stockholders for the year ended December 31, 2022 was $20 million and includes the deemed dividend for the effect of the Series C Preferred Stock and Series D Preferred Stock price adjustment of $0.3 million. Net loss attributable to common stockholders for the year ended December 31, 2021 was $23.2 million and excludes net loss attributable to non-controlling interest of $1,000, and includes the accretion of the Series B preferred stock deemed dividends of $1.5 million on converted shares and Series A preferred stock accrued dividends of $24,000 and the deemed dividend for the effect of the Series A preferred shares price adjustment of $7.4 million.

Liquidity and Capital Resources

As of December 31, 2022, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $291 million as of December 31, 2022, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $41.8 million as of December 31, 2022, a decrease of $25.5 million from December 31, 2021. During the year ended December 31, 2022, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $19.7 million for the year ended December 31, 2022. Cash and cash equivalents includes the net proceeds from sales of our Series C Preferred Stock and Series D Preferred Stock issued during the year ended December 31, 2022, Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, we believe we will be able to fund our operations through the second quarter and into the third quarter of 2024. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 and/or SYN-020 internally or we out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2022, our only source of cash was from the sales of our Series C Preferred Stock and Series D Preferred Stock. During the year ended December 31, 2021, our only source of cash was from the exercise of the 2018 Warrants and sales of our common stock through the Original ATM Sales Agreement and the Amended and Restated ATM Sales Agreement.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $40.1 million in early March 2023 is sufficient to fund our operations through at least the end of the second quarter of and into the third quarter 2024, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.

Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and the preclinical studies of VCN-11, and related discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and 2021, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Theriva Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Theriva Biologics, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business combination – Fair value measurement of certain acquired intangible assets

As described in Note 3 to the consolidated financial statements, during 2022 the Company completed the acquisition of VCN Biosciences, S.L., now known as Theriva Biologics, S.L. (“VCN”), for total consideration of $22.8 million. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date, including identifiable intangible assets related to in-progress research and development (“IPR&D”). Additionally, the Company recorded an adjustment to the preliminary estimates of fair value of the IPR&D within the measurement period of up to one year from the date of acquisition. The Company estimated the fair value of certain of the IPR&D intangible assets using expected cash flows and industry standard valuation techniques, which required the Company to make significant estimates and assumptions related to future cash flows, including those related to forecasted development costs to bring the drug candidates to market, forecasted revenue to be derived from the drug candidates and associated cost of sales and selling, general and administrative expenses, and discount rates.

We identified the determination of the fair value of certain of the IPR&D as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate its fair value for purposes of recording the acquisition and the measurement period adjustment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows, specifically forecasted revenues to be derived from the drug candidate and associated cost of sales and selling, general and administrative expenses, and discount rates used in the valuation of the IPR&D, including the need to involve our internal fair value specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the underlying data supporting the determination of the various inputs.
●	Evaluating the reasonableness of the Company’s forecasted revenues to be derived from the drug candidate and associated cost of sales and selling, general and administrative expenses by comparing these assumptions to those of those of comparable companies, as well as evaluated potentially contradictory information.
●	Utilizing our valuation specialists, to evaluate the reasonableness of the valuation methodology and discount rates by:
o	Evaluating the reasonableness of the Company's valuation methods and testing the mathematical accuracy of the calculations.
o	Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by the Company.

IPR&D Impairment Assessment

As described in Notes 4 and 14 to the consolidated financial statements, the Company’s consolidated IPR&D intangible asset balances at September 30 and December 31, 2022 were $17.5 million and $19.2 million, respectively. The Company performs an annual impairment test of IPR&D, and on a quarterly basis, monitors IPR&D for potential indicators of impairment. During 2022, the Company concluded that triggering events occurred at both September 30 and December 31, 2022. No impairment charges were recorded as a result of the Company's interim and annual impairment tests. The Company estimated the fair value of certain of the IPR&D intangible assets using expected cash flows and industry standard valuation techniques, which required the Company to make significant estimates and assumptions related to future cash flows, including those related to forecasted development costs to bring the drug candidates to market, forecasted revenue to be derived from the drug candidates and associated cost of sales and selling, general and administrative expenses, and discount rates.

We identified the determination of the fair value of certain of the IPR&D as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate its fair value for purposes of the IPR&D impairment analysis. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows, specifically forecasted revenues to be derived from the drug candidate and associated cost of sales and selling, general and administrative expenses, and discount rates used in the valuation of the IPR&D, including the need to involve our internal fair value specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the underlying data supporting the determination of the various inputs.
●	Evaluating the reasonableness of the Company’s forecasted revenues to be derived from the drug candidate and associated cost of sales and selling, general and administrative expenses by comparing these assumptions to those of those of comparable companies, as well as evaluated potentially contradictory information.
●	Utilizing our valuation specialists, to evaluate the reasonableness of the valuation methodology and discount rates by:

o	Evaluating the reasonableness of the Company’s valuation methods and testing the mathematical accuracy of the calculations.
o	Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by the Company.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Potomac, Maryland

March 30, 2023

Theriva Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	December 31,	December 31,
	2022	2021
Assets

Current Assets
Cash and cash equivalents	$41,786	$67,325
Prepaid expenses and other current assets	3,734	1,533
Total Current Assets	45,520	68,858

Non-Current Assets
Property and equipment, net	345	101
Restricted cash	99	—
Right of use asset	1,199	1,383
In-process research and development	19,150	—
Goodwill	5,525	—
Deposits and other assets	23	23
Total Assets	$71,861	$70,365
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$915	$524
Accrued expenses	1,496	1,928
Accrued employee benefits	1,403	978
Contingent consideration, current portion	2,973	—
Loans payable-current	57	—
Operating lease liability	216	124
Total Current Liabilities	7,060	3,554

Non-current Liabilities
Non-current contingent consideration	7,211	—
Loan Payable - Long term	221	—
Deferred tax liabilities, net	1,618	—
Lease liability - Long term	1,187	1,403
Total Liabilities	17,297	4,957

Commitments and Contingencies
Temporary Equity
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized;275,000 issued and outstanding	2,006	—
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized;100,000 issued and outstanding	728	—
Stockholders’ Equity:
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,844,294 issued and 15,124,061 outstanding at December 31, 2022 and 13,204,487 issued and 13,204,254 outstanding at December 31, 2021	16	13
Additional paid-in capital	343,750	336,679
Treasury stock at cost, 720,000 shares, at December 31, 2022	(288)
Accumulated other comprehensive loss	(679)	—
Accumulated deficit	(290,969)	(271,284)
Total Stockholders‘ Equity	51,830	65,408

Total Liabilities and Stockholders’ Equity	$71,861	$70,365

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the year ended
	December 31,
	2022	2021
Operating Costs and Expenses:
General and administrative	$9,858	$6,474
Research and development	11,723	7,800
Total Operating Costs and Expenses	21,581	14,274
Loss from Operations	(21,581)	(14,274)
Other Income:
Exchange loss	(41)	—
Interest income	512	6
Total Other Income	471	6

Net Loss before income taxes	(21,110)	(14,268)
Income tax benefit	1,425	—
Net Loss	(19,685)	(14,268)

Net Loss Attributable to Non-controlling Interest	—	(1)

Net Loss Attributable to Theriva Biologics, Inc. and Subsidiaries	$(19,685)	$(14,267)

Effect of Warrant exercise price adjustment	(340)	—
Series A Preferred Stock Dividends		(24)
Series B Preferred Stock Dividends		(1,496)
Effect of Series A Preferred Stock price adjustment		(7,402)
Net Loss Attributable to Common Stockholders	$(20,025)	$(23,189)

Net Loss Per Share - Basic and Dilutive	$(1.31)	$(1.90)

Weighted average number of shares outstanding during the period - basic and dilutive	15,327,328	12,187,504

Net Loss	(19,685)	(14,268)
Loss on foreign currency translation	(679)	—
Total comprehensive loss	(20,364)	(14,268)
Comprehensive loss attributable to non-controlling interest	—	(1)
Comprehensive loss attributable to Theriva Biologics, Inc. and Subsidiaries	(20,364)	(14,267)

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Stockholders (Deficit) Equity

(In thousands, except share and par value amounts)

	Common Stock		Series B Preferred
					Additional			Total
					Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit) Equity

Balance at December 31, 2020	2,925,270	$3	3,973	$2,477	$240,847	$(248,094)	$(2,773)	$(7,540)

Stock-based compensation	—	—	—	—	416	—	—	416
Stock issued under "at-the-market" offering	7,868,532	8	—	—	65,952	—	—	65,960
Series A Preferred Stock Dividends	—	—	—	—	—	(24)	—	(24)
Warrants Exercised	1,165,575	1	—	—	8,041	—	—	8,042
Effect of Series A Preferred Stock price adjustment	—	—	—	—	7,402	(7,402)	—	—
Conversion of Series A Preferred Stock to Common	899,677	1	—	—	12,821	—	—	12,822
Conversion of Series B Preferred Stock to Common	345,478	—	(3,973)	(2,477)	3,974	(1,497)	—	—
Net Loss	—	—	—	—	—	(14,267)	(1)	(14,268)
Reversal of noncontrolling interest due to return of Syn Biomics shares	—	—	—	—	(2,774)	—	2,774	—
Balance at December 31, 2021	13,204,531	$13	—	$—	$336,679	$(271,284)	$—	$65,408

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2021	13,204,531	$13	$336,679	$(271,284)	$—	—	$65,408

Stock-based compensation	—	—	475	—	—	—	475
Issuance of Common Stock for VCN Acquisition	2,639,530	3	6,596	—	—	—	6,599
Translation gains (losses)	—	—	—	—	(679)	—	(679)
Treasury Stock						(288)	(288)
Net loss	—	—	—	(19,685)	—	—	(19,685)

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(19,685)	$(14,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	475	416
Income tax benefit	(1,425)	—
Change in fair value of contingent consideration	2,091	—
Right of use asset	183	166
Depreciation	85	87
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(363)	174
Accounts payable	(385)	(363)
Accrued expenses	(267)	1,004
Accrued employee benefits	333	110
Lease liability	(124)	(216)
Net Cash Used In Operating Activities	(19,082)	(12,890)

Cash Flows From Investing Activities:
Purchases of property and equipment	(116)	(14)
Cash paid for business combination; net of cash acquired	(3,863)	—
Pre-acquisition loan to VCN	(417)	—
Net Cash Used In Investing Activities	(4,396)	(14)

Cash Flows From Financing Activities:
Payment of debt	$(1,376)	—
Proceeds from sale of Series C Preferred Stock, net of issuance cost	2,006	—
Proceeds from sale of Series D Preferred Stock, net of issuance cost	728	—
Payment of contingent consideration	(3,000)
Purchase of treasury stock	(288)	—
Proceeds from “at-the-market” stock issuance	—	65,960
Proceeds from issuance of common stock for warrant exercises	—	8,042
Net Cash (used in) Provided By Financing Activities	(1,930)	74,002

Effects of FX on cash	(32)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,408)	61,098
Cash and cash equivalents and restricted at the beginning of this period	67,325	6,227
Cash and cash equivalents and restricted cash at the end of this period	$41,885	$67,325

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	41,786	67,325
Restricted cash included in other long-term assets	99	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,885	$67,325

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration issued in a business combination	$10,093	$—
Fair value of equity issued as consideration in a business combination	$6,599	$—
Effective settlement of pre-closing VCN financing	$417	$—
Goodwill measurement period adjustment	$(1,061)	$—
In-process R&D measurement period adjustment	$810	$—
Deferred tax liability measurement period adjustment	$202	$—
Effect of Warrant exercise price adjustment	$340	$—
Conversion of Series A Preferred Stock	$—	$12,822
Effect of Series A Preferred Stock price adjustment	$—	$7,402
Return of SYN Biomics Stock	$—	$2,774
Conversion of Series B Preferred Stock	$—	$2,477
Deemed dividends for accretion of Series B Preferred Stock discount	$—	$1,496
Right of use assets from operating lease	$—	$1,270
In-kind dividends in preferred stock	$—	$24

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of VCN (the “Acquisition”), described in more detail below, the Company began transitioning its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our lead clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, Clostridioides difficile infection (CDI), overgrowth of pathogenic organisms, the emergence of antimicrobial resistance (AMR), and acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. On October 12, 2022, the company changed its name to Theriva Biologics, Inc. In connection with the name change, its Common Stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022. Effective November 15, 2022, our acquired subsidiary VCN Biosciences S.L. rebranded to Theriva Biologis S.L. without other changes to its corporate structure.

Corporate Structure and Basis of Presentation

On July 11, 2022, the Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every ten (10) shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on July 25, 2022 (the “Effective Time).

As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 158,437,840 shares to 15,844,061 shares (subject to rounding of fractional shares) and the number of authorized shares of common stock was reduced from 200,000,000 share to 20,000,000 shares and then increased to 350,000,000 at the 2022 annual meeting of stockholders. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company’s common stock not evenly divisible by 10, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of common stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

As of December 31, 2022, the Company had eight subsidiaries, Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Pipex Therapeutics, EPI, Healthmine, Putney and SYN Biomics are wholly owned, and Solovax, CD4, and Epitope are majority-owned.

For financial reporting purposes, the outstanding common stock of the Company is that of Theriva Biologics, Inc. All statements of operations, (deficit) equity and cash flows for each of the entities are presented as consolidated. All subsidiaries were formed under the laws of the State of Delaware on January 8, 2001, except for EPI, which was incorporated in Delaware on December 12, 2000, Epitope which was incorporated in Delaware in January 2002, Putney which was incorporated in Delaware in November 2006, Healthmine which was incorporated in Delaware in December  2007 and SYN Biomics which was incorporated in Nevada in December 2013.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations and Basis of Presentation – (continued)

Liquidity

As of December 31, 2022, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

Cash and cash equivalents totaled approximately $41.8 million as of December 31, 2022, which includes the net proceeds from sales of our Series C and D Convertible Preferred Stock issued during the three months ended September 30, 2022, the net proceeds of approximately $66 million from sales of its Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds of approximately $8.0 million through the exercise of a portion of the October 2018 warrants. With these additional sources of liquidity, the Company believes it will be able to fund its operations through the next twelve months from the issuance date of these financial statements. Management believes its plan, which includes the advancement of VCN-01, VCN-11, the further development of SYN-004 (ribaxamase) as well as other discovery initiatives, will allow the Company to meet its financial obligations, further advance key products, and maintain the Company’s planned operations for at least one year from the issuance date of these consolidated financial statements. If necessary, the Company may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

2. Summary of Significant Accounting Policies

Principles of Consolidation

All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, research and development costs, business combinations, contingent consideration, fair value of long-lived assets, warrants, preferred stock and stock options granted for services or compensation, respectively, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Theriva Biologics, Inc. and Subsidiaries

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less. All interest bearing and non-interest bearing accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage. We consider this to be a normal business risk.

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

Depreciation and amortization expense was approximately $85,000 and $87,000 for the years ended December 31, 2022 and 2021, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2022 and 2021.

Theriva Biologics, Inc. and Subsidiaries

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

As a result of the acquisition of VCN (see Note 3), the Company recorded two intangible assets, in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

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

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. As of December 31, 2022, the Company has determined that it has one reporting unit.

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

Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the year ended December 31, 2022 and 2021.

Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the year ended December 31, 2022 includes the effect of the Series C and D preferred stock price adjustment of $0.3 million. Net loss attributable to common stockholders for the year ended December 31, 2021 includes the effect of the Series A preferred stock price adjustment of $7.4 million, the accretion of the Series B preferred discount of $1.5 million on converted shares and Series A preferred stock accrued dividends of $0.1 million. The number of shares of common stock underlying Series C and D Preferred shares convertible to common stock that were excluded from the computation of the net loss per common share for the year ended December 31, 2022 was 2,459,016. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2022 were 2,295,898 and 634,425, respectively, and for the year ended December 31, 2021 were 625,565 and 634,497, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2022 and 2021, we have accrued CRO expenses of $0.8 million and $0.7 million, respectively, that are included in accrued expenses. As of December 31, 2022, and 2021, we have prepaid CRO costs of $2.3 million and $0.5 million, respectively, that are included in prepaid expenses.

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

In connection with the Acquisition of VCN, the Company will be required pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 3. In September 2022 the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the company paid Grifols Innovation and New Technologies Limited (“Grifols”) $3.0 million in Q4 2022. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the March 10, 2022 acquisition date, the contingent consideration had a fair value of $11.1 million. The fair value of the contingent consideration was $10.1 million as of December 31, 2022 and is reflected as current accrued contingent consideration of $3.0 million and non-current contingent consideration liability of $7.1 million in the consolidated balance sheet. During the year ended December 31, 2022 the Company recognized in operating expense a $2.1 million fair value adjustment increase to contingent consideration.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

The fair value of financial instruments measured on a recurring basis is as follows (in thousands):

	As of March 10, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$11,093	—	—	$11,093

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,184	—	—	$10,184

The following table summarizes the change in fair value, as determined by Level 3 inputs, for all assets and liabilities using unobservable Level 3 inputs for the year ended December 31, 2022 (in thousands):

Contingent
Consideration
Balance at March 10, 2022	$11,093
Payment of contingent consideration	(3,000)
Change in fair value	2,091
Balance at December 31, 2022	$10,184

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 10, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Timing of Milestone Achievment	2022-2027

		Discount rate	7.3% to 8.6%
		Weighted Average Discount rate	7.77%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Timing of Milestone Achievment	2023-2028

		Discount rate	13.4% to 14.1%
		Weighted Average Discount rate	13.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

Theriva Biologics, Inc. and Subsidiaries

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

Segment information

The Company operates in one operating segment engaged in the research, development and commercialization of therapeutic drugs in which revenues are derived from product, license, and contract revenues. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM), the chief executive officer, in deciding how to allocate resources and assessing performance. The Company’s CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

Foreign Currencies

The functional currency of the Company’s VCN subsidiary is the Euro. VCN’s Assets and liabilities are translated to U.S. dollars based on exchange rates at the end of each reporting period. Income and expense items are translated at weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses are classified as other income (expense) net in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company has adopted ASU 2020-06 on January 1, 2022. The ASU impacted the analysis of the accounting treatment for the issuance of Convertible Preferred Series C & D stock during the third quarter, specifically the cash conversion and beneficial conversion features.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies – (continued)

In October 2021, the FASB issued Accounting Standards Update 2021-08 that address the accounting for Contract Assets and Liabilities from Contracts with Customers in a business combination (“ASU 2021-08”), with an effective date for SYN of January 1, 2024 (earlier adoption permitted). ASU 2021-08 provides that existing contract assets and liabilities (including deferred costs to obtain and deferred revenue) are measured in a business combination under the measurement and recognition requirements of ASC 606. ASU 2021-08 should generally “result in an acquirer recognizing and measuring the acquired contract assets and liabilities consistent with how they were recognized and measured in the acquiree’s financial statements.” The Company is currently assessing the impact of ASU 2021-08 on its consolidated financial statements.

Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements

In connection with the preparation of its consolidated financial statements for the twelve months ended December 31, 2022, the Company determined that its previously issued unaudited interim consolidated financial statements for the periods ended June 30, and September 30, 2022 contained errors in the application of U.S. generally accepted accounting principles as summarized below.

Application of FASB ASC 740 Income taxes

During the preparation of its annual tax provision for the year ended December 31, 2022, the Company determined that a deferred tax asset related to VCN’s indefinite-lived net operating loss generated during the second and third quarters of 2022 should have been established.  Further, because of an existing deferred tax liability associated with an indefinite-lived intangible asset is considered a source of income for the deferred tax asset, the deferred tax asset was determined to be more likely than not recoverable.  Since the deferred tax asset was determined to be more likely than not recoverable it would have resulted in an income tax benefit during the interim periods thereby reducing the Company’s consolidated net loss and loss per share for the three- and six-months periods ended June 30, 2022 and the three- and nine-month periods ended September 30, 2022.

Restatement

In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, the Company evaluated these misstatements and, based on an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its reporting periods ended June 30, 2022 and September 30, 2022.  Accordingly, the Company has restated its unaudited interim consolidated financial statements for the interim reporting periods as of June 30, 2022 and for the three- and six-months then ended and as of September 30, 2022 and for the three- and nine-months then ended, and has included those restated financial statements within this annual report.

Immaterial Adjustments

Because we are restating prior periods, we are also reflecting other immaterial adjustments related to the valuation of the contingent consideration liabilities and the in process research and development asset, which has a corresponding effect on the associated deferred tax liability and recorded goodwill. It was determined that incorrect clinical trial success rates were used in the determination of the fair value of the contingent consideration liabilities and the in process research and development asset for the interim reporting periods as of June 30, 2022 and for the three and six-months then ended and as of September 30, 2022 and for the three and nine-months then ended.

See Note 14 - Restatement of Previously Reported Unaudited Interim Consolidated Financial Statements (Unaudited) for restatement of the Company's previously reported unaudited interim consolidated financial statements that were impacted by these misstatements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. BUSINESS COMBINATION

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of VCN (the “VCN Shares”) from the shareholders of VCN. VCN (which changed its name to Theriva Biologics, S.L.) is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. Theriva’s lead product candidate, VCN-01, is being studied in clinical trials for pancreatic cancer and retinoblastoma with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC) and brain tumors. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares, the Company paid $4,700,000 to Grifols, the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock In addition to the consideration described above, under the terms of the Purchase Agreement, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval, the company paid Grifols $3.0 million in the fourth quarter of 2022.

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

Total purchase consideration including cash, common shares and contingent consideration was valued at approximately $22.8 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN “effectively settled“	417
Fair value of common shares issued	6,599
Fair value of contingent consideration	11,093
$22,809

As of March 31, 2022, the fair value of the contingent consideration was approximately $11.1 million. During the year ended December 31, 2022 the Company recognized in operating expense a $2.1 million fair value adjustment increase to contingent consideration.

The Company acquired VCN due to its track record of being a research and development engine capable of fueling sustainable growth, to expand the Company’s research and development pipeline, and to diversify the Company’s potential future revenue opportunities.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. BUSINESS COMBINATION – (continued)

The allocation of the fair value of the VCN acquisition updated for measurement period and other adjustments is shown in the table below.

Estimated fair value
($in thousands)
Cash and cash equivalents	$837
Receivables	1,889
Property and equipment	216
In-process research and development intangible asset	19,742
Goodwill	5,696
Deferred tax assets (liabilities), net	(3,209)
Accounts payable	(522)
Accrued expenses	(113)
Accrued employee benefits	(90)
Loan Payable-current	(67)
Other long-term liabilities	(1,570)

Total purchase consideration	$22,809

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. In connection with the acquisition, we recognized $19.7 million of indefinite-lived in-process research and development intangible assets.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $5.7 million was established as a result of the Acquisition and is not tax deductible.

Theriva Biologics S.L. operations recorded a net loss of $5.8 million from the date of acquisition through December 31, 2022.

During the year ended December 31, 2022 the Company recognized the following measurement period adjustments:

●	estimate of acquired liabilities resulting in a $277,000 reduction in accrued expenses and goodwill,
●	estimate in the receivable from the prior owner resulting in a $176,000 increase in other receivables and reduction in goodwill.
●	estimated fair value of its in-process R&D resulting in a $810,000 increase in in-process R&D, an increase of $202,000 in deferred tax liabilities and a decrease of $607,000 in goodwill.

The cumulative impact of the re-measurements as of the year ended December 31, 2022 was a reduction in accrued liabilities of $277,000, and increase in other receivables or $176,000, an increase in in-process R&D of $810,000; an increase in deferred tax liabilities of $202,000 and a decrease in goodwill of $1,061,000.

Because we are restating prior periods, we are also reflecting other immaterial adjustments related to the valuation of the contingent consideration liabilities and the in process research and development asset. See Note 14 - Restatement of Previously Reported Unaudited Interim Consolidated Financial Statements (Unaudited) for restatement of the Company’s previously reported unaudited interim consolidated financial statements that were impacted by these misstatements.

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN acquisition had been completed as of January 1, 2021 (in thousands):

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. BUSINESS COMBINATION – (continued)

	Year Ended December 31
(in thousands)	2022	2021
Net revenues	—	$—
Net loss	(20,546)	$(27,025)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $1.2 million and $0.2 million in 2021 and 2022, respectively, in transaction costs, which were expensed as general, and administrative expense in the consolidated statements of operations.

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of December 31, 2022.

Goodwill (in thousands)
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	6,757
Goodwill impairment loss	—
Measurement Period Adjustments	(1,061)
Effects of exchange rates	(171)
Balance at December 31, 2022	$5,525

The following table provides the Company’s in-process R&D as of December 31, 2022.

In-process
R&D (in thousands)
Balance at December 31, 2021	$—
Acquired IPR&D	18,932
Measurement Period Adjustments	810
Effects of exchange rates	(592)
Balance at December 31, 2022	$19,150

During the quarter ending September 30, 2022 and the quarter ended December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a trigger event for impairment. The Company performed an impairment analysis and concluded that the Goodwill and IPR&D was not impaired as of September 30, 2022 and December 31,2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid clinical research organizations	$2,293	$458
Prepaid manufacturing expenses	418	—
Prepaid insurance	637	803
Receivable from prior owner	144	—
Prepaid consulting, subscriptions and other expenses	155	272
VAT receivable	87	—

Total	$3,734	$1,533

Prepaid CRO expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

PROPERTY AND EQUIPMENT (in thousands)

	December 31,	December 31,
	2022	2021
Computers and office equipment	$897	$827
Other Property, Plant and Equipment	208	—
Leasehold improvements	94	94
Software	11	11
	1,210	932
Less: accumulated depreciation and amortization	(865)	(831)

Total	$345	$101

During the years ended December 31, 2022 and 2021 the Company recognized depreciation exprense of $85,000 and 87,000 respectively.

ACCRUED EXPENSES (in thousands)

	December 31,	December 31,
	2022	2021
Accrued clinical consulting services	$807	$696
Accrued vendor payments	492	1,028
Accrued manufacturing costs	197	204

Total	$1,496	$1,928

ACCRUED EMPLOYEE BENEFITS (in thousands)

	December 31,	December 31,
	2022	2021
Accrued bonus expense	$1,216	$886
Accrued vacation expense	100	92
Accrued compensation expense	87	—

Total	$1,403	$978

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock-Based Compensation and Warrants

Stock Incentive Plan

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2022, there were 515 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of December 31, 2022, there were 202,381 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan ("2020 Stock Plan") for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of December 31, 2022. As of December 31, 2022, there were 2,093,002 options issued and outstanding under the 2020 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Exercise price	$0.58-2.61	$0.33
Expected dividends	0%	0%
Expected volatility	95%	92%
Risk free interest rate	2.65-3.77%	1.12%
Expected life of option (years)	4.3	4.3

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock-Based Compensation and Warrants – (continued)

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

During the years ended December 31, 2022 and 2021, the Company granted 1,728,000 and 2,260,000 options to employees and directors having an approximate fair value of $0.7 million and $0.5 million based upon the Black-Scholes option pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2022 and 2021 was $260,000 and $204,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2022 and 2021 was $215,000 and $212,000, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Stock-Based Compensation and Warrants (continued)

A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2020	399,779	$23.50	6.09 years	$—

Granted	226,000	3.30
Exercised	—	—
Expired	(214)	431.50
Forfeited	—	—
Balance - December 31, 2021	625,565	16.12	5.58 years	—

Granted	1,728,000	0.58
Exercised	—	—
Expired	(43,126)	67.81
Forfeited	(14,541)	3.61

Balance -December 31, 2022 - outstanding	2,295,898	$3.53	6.44 years	$—

Balance - December 31, 2022 - exercisable	429,736	$15.40	4.57 years	$—

Grant date fair value of options granted - December 31, 2022		$706,264

Weighted average grant date fair value - December 31, 2022		$0.41

Grant date fair value of options granted - December 31, 2021		$50,100

Weighted average grant date fair value - December 31, 2021		$2.20

The options outstanding and exercisable at December 31, 2022 are as follows:

Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of		Exercise	Contractual		Exercise	Contractual
Exercise Price	Options	Price	Life	Options	Price	Life
$0.00 – $350.00	2,291,596	$2.173	6 years	425,434	$8.19	5 years
351.00 – $700.00	843	467.73	1 years	843	467.73	1 years
701.00 – $1000.00	3,459	792.33	2 years	3,459	792.33	2 years

As of December 31, 2022, total unrecognized stock-based compensation expense related to stock options was $997,000, which is expected to be expensed through April 2025.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2022 or 2021. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2022 and 2021 was zero.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of the Company’s common stock, $0.001 par value per share (the “Common Stock”), to $6.90 per Warrant per full share of Common Stock in accordance with the antidilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional Warrants to purchase an additional 242,883 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock.

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 warrants were exercised for cash proceeds of $8.0 million. There were no warrants exercised during the year ended December 31, 2022.

On August 3, 2022, the Company announced the exercise price of warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company’s common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the year ended December 31, 2022, which reduces the income available to common stockholders.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock Warrants – (continued)

A summary of all warrant activity for the Company for the years ended December 31, 2022 and 2021 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at December 31,2020	1,800,072	$1.24
Granted	—	—
Exercised	(1,165,575)	1.24
Forfeited	—	—
Balance at December 31,2021	634,497	1.24
Granted	—	—
Exercised	—	—
Forfeited	(71)	182
Balance at December 31,2022	634,426	$1.22

A summary of all outstanding and exercisable warrants as of December 31, 2022 is as follows:

			Weighted Average
	Warrants	Warrants	Remaining
Exercise Price	Outstanding	Exercisable	Contractual Life
$1.22	634,426	634,426	0.78 years

8. Stockholders’ Equity

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P., pursuant to which the Company agreed to issue and sell 275,000 shares of the Company's Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), and 100,000 shares of the Company's Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock," and together with the Series C Preferred Stock, the "Preferred Stock"), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price (the "Conversion Price") of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

The Company included certain proposals at its 2022 annual meeting of stockholders, including to consider (i) an amendment to the Company's Articles of Incorporation, as amended (the "Charter"), to change the name of the Company to "Theriva Biologics, Inc." (the "Name Change"), (ii) an amendment to the Charter to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the "Authorized Common Stock Increase") and (iii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the "Stockholder Items"). The Investor agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which may be extended to December 31, 2022 if certain conditions are met), (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items and (iii) vote the shares of the Series D Preferred Stock purchased in the Offering in the same proportion as shares of Common Stock and any other shares of capital stock of the Company that are entitled to vote thereon (excluding any shares of Common Stock that are not voted) on the Stockholder Items.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity (continued)

Pursuant to the Purchase Agreement, the Company has filed certificates of designation (the "Certificates of Designation") with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series C Preferred Stock and Series D Preferred Stock. The Certificate of Designation for the Series C Preferred Stock provides, in particular, that the Series C Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast votes on an as converted to Common Stock basis on the Stockholder Items. The Certificate of Designation for the Series D Preferred Stock provides, in particular, that the Series D Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast 20,000 votes per share of Series D Preferred Stock on the Stockholder Items.

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

In order to comply with Section 122 of the NYSE American Company Guide, on August 9, 2022 the Company and the holder of the Company's Series C preferred stock and Series D preferred stock amended the Securities Purchase Agreement entered into between them on July 28, 2022 to provide that the holder may only submit 1,549,295 of the votes relating to the Series C Preferred Stock that it would otherwise be entitled to vote.

Series B Preferred Stock

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i) Class A Units (the “Class A Units”) consisting of an aggregate of 252,000 shares of the Common Stock, and five-year warrant to purchase an aggregate of 252,000 shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $1.22 per share (each a “Warrant” and collectively, the “Warrants”), and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 share of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase an aggregate of shares of Common Stock.. Since the above units are equity instruments, the proceeds were allocated on a relative fair value basis which created the Series B Preferred Stock discount.

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

The conversion price of the Series B Preferred Stock and exercise price of the October 2018 Warrants is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations, or similar events affecting the Common Stock. The exercise price of the Warrants is subject to adjustment in the event of certain dilutive issuances.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity (continued)

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

On August 3, 2022 the Company announced the exercise price of warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company's common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement. The effect of the change in the exercise price of the warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the year ended December 31, 2022, which reduces the income available to common stockholders.

Since the effective conversion price of the Series B Preferred Stock is less than the fair value of the underlying Common Stock at the date of issuance, there is a beneficial conversion feature (“BCF”) at the issuance date. Because the Series B Preferred Stock has no stated maturity or redemption date and is immediately convertible at the option of the holder, the discount created by the BCF is immediately charged to accumulated deficit as a “deemed dividend” and impacts earnings per share. During the three months ended March 31, 2021, 398 shares were converted resulting in the recognition of a deemed dividends of $1.5 million for the amortization of the Series B Preferred Stock discount upon conversion. During the year ended December 31, 2022 there were no shares remaining outstanding as all shares were converted in 2021 and 2020.

Stock Repurchase

On December 22, 2022, The Company repurchased an aggregate of 720,000 shares of its common stock, par value $0.001 from three founders of its subsidiary Theriva Biologics S.L. (formerly known as VCN Biosciences S.L.) in a privately negotiated transaction pursuant to the terms of a Share Repurchase Agreement entered into on December 20, 2022 with each of the Selling Stockholders. The price per share was $0.4001, which was the closing price of the Common Stock on the day prior to the closing for an aggregate purchase price was $288,072. The closing was subject to fulfillment of certain conditions, including delivery of certain closing documents. The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The repurchase was funded from the Company’s cash on hand and the shares to be repurchased will be held as treasury stock. The Selling Stockholders acquired the shares of the Company’s Common Stock as consideration for the sale of their shares of the subsidiary to the Company in March 2022.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity – (continued)

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

In the event of any liquidation, dissolution or winding-up of the Company, holders of the Series A Preferred Stock are entitled to a preference on liquidation equal to the greater of (i) an amount per share equal to the stated value plus any accrued and unpaid dividends on such share of Series A Preferred Stock (the "Accreted Value"), and (ii) the amount such holders would receive in such liquidation if they converted their shares of Series A Preferred Stock (based on the Accreted Value and without regard to any conversion limitation) into shares of the common stock immediately prior to any such liquidation, dissolution or winding-up (the greater of (i) and (ii), is referred to as the "Liquidation Value"). Except as otherwise required by law, the holders of Series A Preferred Stock have no voting rights, other than customary protections against adverse amendments and issuance of pari passu or senior preferred stock. Upon certain change of control events involving the Company, prior to the filing of the amendment to the Certificate of Designation for the Series A Preferred Stock described below, the Company will be required to repurchase all of the Series A Preferred Stock at a redemption price equal to the greater of (i) the Accreted Value and (ii) the amount that would be payable upon a change of control (as defined in the Certificate of Designation) in respect of common stock issuable upon conversion of such share of Series A Preferred Stock if all outstanding shares of Series A Preferred Stock were converted into common stock immediately prior to the change of control. On or at any time after (i) the VWAP (as defined in the Certificate of Designation) for at least20 trading days in any 30 trading day period is greater than $70.00, subject to adjustment in the case of stock split, stock dividends or the like the Company has the right, after providing notice not less than 6 months prior to the redemption date, to redeem, in whole or in part, on a pro rata basis from all holders thereof based on the number of shares of Series A Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share of Series A Preferred Stock of $7,875.00, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Convertible Preferred Stock or (ii) the five year anniversary of the issue date, the Company shall have the right to redeem, in whole or in part, on a pro rata basis from all holders thereof based on the number of shares of Series A Convertible Preferred Stock then held, the outstanding Series A Preferred Stock, for cash, at a redemption price per share equal to the Liquidation Value.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stockholders’ Equity – (continued)

On January 27, 2021, the Company filed an amendment to the Certificate of Designation for the Series A Preferred Stock to (i) lower the stated Conversion Price through September 30, 2021 and (ii) remove their change in control put, as an inducement for the holder to fully convert its Series A Preferred Stock. The Amendment to the Certificate of Designation for its Series A Convertible Preferred Stock (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada adjusted the conversion price from $189 per share to $15 per share and removed the redemption upon change of control. The Company received notice from the holder of the Series A Preferred Stock that it was increasing the Maximum Percentage as defined in the “Certificate of Designation” from4.99% to 9.99%, such increase to be effective 61 days from the date hereof. During the three months ended March 31, 2021, all outstanding shares of Series A Convertible Preferred Stock were converted to approximately 0.9 million shares of the Company's common stock. There are no remaining shares of the Series A Convertible Preferred stock outstanding after these conversions. During January and February 2021, the Company issued 899,677 shares of its common stock upon the conversion effected on such date by the holder of 12,000 shares of its Series A Convertible Preferred Stock. The fair value of the consideration issued to the holder to induce conversion is accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company estimated fair value of the inducement consideration of $7.4 million and as a result has recorded a corresponding deemed dividend of $7.4 million during the three months ended March 31, 2021.

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

During the year ended December 31, 2021, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 7.9 million shares of the Company’s common stock and received net proceeds of approximately $66.0 million. During the year ended December 31, 2022, there were no sales of the Company's common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Indebtedness

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya. The maturities of these loans are between 2027 and 2028. The Company is required to maintain a restricted cash collateral account of $99,000 relating to the RETOS 2015 loan, which is reflected as a non-current asset on the balance sheet.

	December 31, 2022	December 31, 2022
	Current	Non-current

NEBT Loan	$13	$31
RETOS 2015 Loan	44	190
	$57	$221

A maturity analysis of the debt as of December 31, 2022 is as follows (amounts in thousands of dollars):

2023	$57
2024	61
2025	63
2026	52
2027	32
2028	13
Total	$278

10. Non-controlling Interest and Related Party

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

In consideration of the support provided by CSMC for the Study, the Company paid $328,000 to support the Study and the Company entered into a Stock Purchase Agreement with CSMC pursuant to which the Company, upon the approval of the Study protocol by the Institutional Review Board (“IRB”) : (i) issued to CSMC 50,000 shares of common stock of the Company; and (ii) transferred to CSMC an additional 2,420,000 shares of common stock of its subsidiary SYN Biomics, Inc. (“SYN Biomics”) owned by the Company, such that after such issuance CSMC owned an aggregate of 7,480,000 shares of common stock of SYN Biomics, representing 17% of the issued and outstanding shares of SYN Biomics’ common stock. The services rendered are recorded to research and development expense in proportion with the progress of the study and are based overall on the fair value of the shares ($285,000) as determined at the date of IRB approval. During the year ended December 31, 2022, there was no research and development expense recorded related to this transaction. During the year ended December 31, 2021, $1,000 of  research and development expense was recorded.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Non-controlling Interest and Related Party (continued)

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

During 2021, the minority shareholders returned all remaining shares of SYN Biomics to the Company for no consideration.

11. License, Collaborative and Employment Agreements and Commitments

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. License, Collaborative and Employment Agreements and Commitments (continued)

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

University of Texas Austin Agreement

On December 19, 2012, the Company entered into a License Agreement with University of Texas Austin (“UT”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies. The License Agreement provides that UT Austin is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014, a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 clinical trials, $100,000 upon commencement of Phase 3 clinical trials, $250,000 upon NDA submission in the U.S., $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, UT Austin is entitled to a running royalty upon net sales. The License Agreement terminates upon the expiration of the patent rights; provided, however that the License Agreement is subject to early termination by the Company in its discretion and by UT Austin for a breach of the License Agreement by the Company.

In connection with the License Agreement, the Company and UT Austin also entered into a Sponsored Research Agreement pursuant to which UT Austin will perform certain research work related to pertussis. The Sponsored Research Agreement may be renewed annually, in the sole discretion of the Company, after the first year for two additional one year terms with a fixed fee for the first year of $303,287. The Sponsored Research Agreement was renewed for the second and third years for a fixed fee of $316,438 and $328,758 respectively, all payable in quarterly installments. The Sponsored Research Agreement expired January 17, 2023; provided, however, the Sponsored Research Agreement is subject to early termination upon the written agreement of the parties, a default in the material obligations under the Research Agreement which remain uncured for 60 days after receipt of notice, automatically upon the Company’s bankruptcy or insolvency and by the Company in its sole discretion at any time after the one year anniversary of the date of execution thereof upon no less than 90 days’ notice.

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including the pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 17,858 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones, including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in our stock, however, at Prev’s option the entire milestone may be payable in shares of the Company’s stock. As of December 31, 2015, the first three milestones have been met, and at Prev’s option, Prev elected to receive 18,724 shares of the Company’s common stock. Currently, assets licensed under this agreement are used in the Company’s  Phase 1b/2a Clinical Study in Allogeneic HCT Recipients. No milestones were achieved or such payments were made during the years ended December 31, 2022 and 2021.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. License, Collaborative and Employment Agreements and Commitments (continued)

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

On December 23, 2020, the Board of Directors of the Company awarded Steven A. Shallcross (i) a cash bonus equal to 62% of his prior base salary and (ii) an option to purchase 450,000 shares of the Company’s common stock.

On December 23, 2021, the Board of Directors of the Company awarded Steven A. Shallcross (i) a cash bonus equal to approximately 62.5% of his current base salary, and (ii) an option to purchase 650,000 shares of the Company’s common stock.

On December 15, 2022, the Board of Directors of the Company awarded Steven A. Shallcross: (i) a cash bonus equal to $385,000, and (ii) an option to purchase 475,000 shares of the Company's common stock. In addition, on December 15, 2022, the Company entered into an Amendment to Mr. Shallcross's Employment Agreement to increase his base salary to $614,250.

On March 22, 2022, Synthetic Biologics, Inc. (the "Company") entered into an employment agreement with Frank Tufaro (the "Employment Agreement") to serve as the Chief Operating Officer of the Company. Pursuant to the Employment Agreement, Dr. Tufaro will receive an annual base salary of $375,000 and is eligible to earn an annual performance bonus of up to forty percent (40)% of his annual base salary. The annual bonus will be based upon the assessment of the Company's Board of Directors (the "Board") of Dr. Tufaro's performance and the Company's attainment of targeted goals set by the Board. In addition, Dr. Tufaro will also be eligible to receive annual equity awards pursuant to the Company's incentive equity plans, such awards (including the number and type of awards), if any, will be in the sole discretion of the Board. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Tufaro and non-solicitation and non-competition provisions.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. License, Collaborative and Employment Agreements and Commitments (continued)

The Employment Agreement has a stated term of three (3) years but may be terminated earlier pursuant to its terms. If Dr. Tufaro's employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the "Accrued Obligations"); provided, however, that if his employment is terminated (i) by the Company without Cause or by Dr. Tufaro for Good Reason (as each is defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of six (6) months and (b) all unvested stock options and other equity awards will immediately vest and he will be entitled to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Dr. Tufaro, or his estate as the case may be, would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. If Dr. Tufaro commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

On December 15, 2022, the Board awarded Frank Tufaro, the Company's Chief Operating Officer: (i) a cash bonus equal to approximately 23% of his current base salary, and (ii) an option to purchase 100,000 shares of the Company's Common Stock. In addition, on December 15, 2022, the Company entered into an Amendment to Dr. Tufaro's Employment Agreement to increase his base salary to $393,750.

Operating Lease

The Company’s existing lease as of December 31, 2022 for its U.S. location is classified as an operating lease. As of December 31, 2022, the Company has two operating leases for facilities. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand their space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona Spain. The current lease is short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the VCN Acquisition, a sublease was executed for the Company to lease research and office facilities at a new location in Parets del Vallès (Barcelona) from the former majority owner of VCN. This lease was executed for an initial term estimated to begin in January 2023 until October 2026, with an option to renew for an additional five years.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the year ended December 31, 2022 and 2021 approximated $569,000 and $280,000, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. License, Collaborative and Employment Agreements and Commitments (continued)

A maturity analysis of our operating leases as of December 31, 2022 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2023	327
2024	337
2025	347
2026	357
2027	368
Total	1,736

Discount factor	(333)
Lease liability	1,403
Lease liability - current	(216)
Lease liability - long term	$1,187

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes

There was an income tax benefit for the year ended December 31, 2022 of $1.4 million. For the year ended December 31, 2021 there was no income tax expense due to the Company’s domestic net losses. The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2022, and 2021.  For 2022, the “expected” tax expense is computed by applying the Federal corporate statutory tax rate of 21% and a net, after Federal benefit state tax rate of 6.47%  (state blended rate was 8.19%) to loss before taxes. In addition, the tax benefit impact from foreign operations represents the impact of VCN’s statutory foreign tax rate on its operations adjusted for the difference and between US and Spanish tax rates. For 2021, the “expected” tax expense is computed by applying the Federal corporate statutory tax rate of 21% and a net, after Federal benefit state tax rate of 6.46% (state blended rate was 8.18%) to loss before taxes.  These results are as follows (in thousands):

	2022	2021
Computed “expected” tax-benefit - Federal	$(4,033)	$(3,045)
Computed “expected” tax-benefit - State	(677)	(931)
Non-deductible stock-based compensation	41	32
State Tax Rate Adjustment	(1)	932
Foreign Tax Rate Adjustment	(212)	—
Forfeited NQSO Trueup	422	—
Transaction Costs	41
Fair Market Value Adjustment - Contingent Consideration	439
Other Permanent Differences	54
Change in valuation allowance	2,901	3,012
	(1,425)	$—

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Federal & State NOL Carryforward	$22,235	$16,884
Accrued Compensation	29	27
Stock Issued For Services	1,053	1,504
Stock Issued for Acquisition of Program	1,456	1,462
Stock Issued for License Agreement	1,362	1,363
Stock Issued For Milestone Payment	—	236
Amortizable License Fee	4	4
Capitalized Research & Development costs	1,592	—

Total Gross DTA	27,731	21,480
Less: Val. Allowance	(24,562)	(21,480)
Total Deferred Tax Assets	3,169	—
Deferred Tax Liabilities:
IPR&D	(4,787)

Total Gross DTL	(4,787)	—

Net Deferred Tax Assets	$(1,618)	$—

On March 10, 2022, the Company acquired VCN, a Spanish Company in a tax-free stock acquisition. Due to this acquisition, VCN is a wholly owned subsidiary of the company.  As a result of the acquisition, a deferred tax liability was established with purchase accounting related to acquired In Process Research and Development.  A deferred tax asset was also established with purchase accounting related to VCN’s unlimited life net operating loss carryover.

At December 31, 2022, the Company has a gross Federal net operating loss carry-forward of approximately $65.8 million available to offset future United States taxable income. The Company’s pre-2018 net operating losses expire on various dates through 2037. In addition, it was determined that the utilization of gross Federal net operating losses of approximately $221.5 million was limited by $155.6. million as a result change of control ownership changes that occurred under Section 382 of the Internal Revenue Code.  State NOL’s are also limited by Section 382 of the Internal Revenue Code and were limited accordingly.

In 2020, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward was limited by $155.6 million.  The decrease in the prior year net operating loss is attributable to control ownership changes which were determined for the years 2013 and 2018 which caused the reduction in the value of the historical net operating loss carry-forward amounts. Updated section 382 analysis were performed in 2021 and 2022 to identify if any additional ownership shifts occurred in these years.  It was determined that an ownership shift occurred on January 20, 2021.  The result of the updated Section 382 analysis produced an IRC 382 limit due to the 2021 ownership shift.  There was no ownership shift determined for 2022.  All previously limited net operating losses remain available for use in future periods.

The Company’s pre-2018 net operating losses expire on various dates through 2037 while the net operating loss carry-forward originating in the 2018 year and later carryforward indefinitely and are subject to additional limitations based on taxable income.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Income Taxes (continued)

At December 31, 2022, the Company has a gross Foreign net operating loss carryforward of approximately $11.8 million related to its newly acquired Spanish subsidiary, VCN.  The net operating loss does not expire and is available to offset future Spanish taxable income.

The Company’s valuation allowance at December 31, 2022 was approximately $24.6 million. The net change in valuation allowance during the year ended December 31, 2022, was an increase of approximately $3.1 million primarily due to increases in gross federal and state deferred tax assets in 2022.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2022 and 2021, management has established a full valuation allowance against its net deferred tax assets in all US tax jurisdictions. The Company has not established a valuation allowance in its Spanish tax jurisdictions since it is in a net deferred tax liability position in Spain."

Undistributed earnings of our foreign subsidiary, VCN, are considered to be permanently reinvested and, accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of any earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income tax.  At the present time, VCN does not have any earnings and thus it is not necessary to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

We have incurred net operating losses since inception, and we do not have any significant unrecognized tax benefits.

13. Subsequent Events

On the closing date of the VCN Acquisition, a sublease was executed for the Company to lease research and office facilities at a new location in Parets del Vallès (Barcelona) from the former majority owner of VCN. This lease was executed for an initial term estimated to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, the company moved into the facilities and the lease commenced.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Restatement Of Previously Reported Unaudited Interim Consolidated Financial Statements (Unaudited)

Subsequent to filing the Company’s unaudited interim consolidated financial statements for the periods ended June 30, 2022, and September 30, 2022, as reported in the Company’s Quarterly Reports on Form 10-Q filed on  August 8, 2022, and November 10, 2022, respectively, the Company determined that certain of the amounts in the Company's previously reported unaudited interim consolidated financial statements and accompanying footnote disclosures contained misstatements. See Note 2 – Restatement of Previously Issued Unaudited Interim Consolidated Financial Statements for additional information.

In accordance with SAB No. 99, Materiality, the Company evaluated these misstatements, and based upon an analysis of quantitative and qualitative factors, determined that the impact of these misstatements was material to its unaudited interim consolidated financial statements as of and for the three and six-months ended June 30, 2022 and as of and for the three and nine-months ended September 30, 2022, and a restatement of the previously reported unaudited interim consolidated financial statements was required. The Company has not filed, and does not intend to file, an amendment to the Company’s previously filed Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, but instead is restating its unaudited interim financial statements in this Annual Report on Form 10-K

The effects of the restatement and immaterial out of period adjustments of the previously reported Consolidated Balance Sheets are presented below:

	As of June 30, 2022
	As Previously	Restatement	Other Immaterial
(amounts in thousands, except per share data)	Reported	Adjustments	Adjustments	As Restated
Assets

Current Assets
Cash and cash equivalents	$52,266	$—	$—	$52,266
Prepaid expenses and other current assets	2,622	—	—	2,622
Total Current Assets	54,888	—	—	54,888

Non-Current Assets
Property and equipment, net	285	—	—	285
Restricted cash	96	—	—	96
Right of use asset	1,292	—	—	1,292
In-process research and development	20,562	—	(2,722)	17,840
Goodwill	5,185	—	1,033	6,218
Deposits and other assets	23	—	—	23

Total Assets	$82,331	$—	$(1,689)	$80,642

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,003	$—	$—	$1,003
Accrued expenses	1,987	—	—	1,987
Accrued employee benefits	788	—	—	788
Contingent consideration, current portion	9,302	—	(845)	8,457
Loans Payable-current	56	—	—	56
Operating lease liability	128	—	—	128
Total Current Liabilities	13,264	—	(845)	12,419

Non-current Liabilities
Non-current contingent consideration	2,374	—	(179)	2,195
Loan Payable - Long term	216	—	—	216
Deferred tax liabilities, net	3,505	(532)	(680)	2,293
Lease liability - Long term	1,298	—	—	1,298
Total Liabilities	20,657	(532)	(1,704)	18,421

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,844,294 issued and 15,844,061 outstanding at June 30, 2022 and 13,204,487 issued and 13,204,254 outstanding at December 31, 2021	16	—	—	16
Additional paid-in capital	343,500	—	—	343,500
Accumulated other comprehensive loss	(1,317)	—	56	(1,261)
Accumulated deficit	(280,525)	532	(41)	(280,034)
Total Stockholders’ Equity	61,674	532	15	62,221

Total Liabilities and Stockholders’ Equity	$82,331	$—	$(1,689)	$80,642

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of September 30, 2022
	As Previously	Restatement	Other Immaterial
(amounts in thousands, except per share data)	Reported	Adjustments	Adjustments	As Restated
Assets

Current Assets
Cash and cash equivalents	$50,490	$—	$—	$50,490
Prepaid expenses and other current assets	2,241	—	—	2,241
Total Current Assets	52,731	—	—	52,731

Non-Current Assets
Property and equipment, net	262	—	—	262
Restricted cash	90	—	—	90
Right of use asset	1,246	—	—	1,246
In-process research and development	20,089	—	(2,552)	17,537
Goodwill	4,254	—	969	5,223
Deposits and other assets	23	—	—	23

Total Assets	$78,695	$—	$(1,583)	$77,112

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$770	$—	$—	$770
Accrued expenses	1,411	—	—	1,411
Accrued employee benefits	1,319	—	—	1,319
Contingent consideration, current portion	9,483	—	(869)	8,614
Loans Payable-current	52	—	—	52
Operating lease liability	157	—	—	157
Total Current Liabilities	13,192	—	(869)	12,323

Non-current Liabilities
Non-current contingent consideration	2,419	—	(182)	2,237
Loan Payable - Long term	202	—	—	202
Deferred tax liabilities, net	3,489	(867)	(638)	1,984
Lease liability - Long term	1,244	—	—	1,244
Total Liabilities	20,546	(867)	(1,689)	17,990

Commitments and Contingencies
Series C convertible preferred stock, $0.001 par value; 10,000,000;275,000 issued and outstanding	2,006	—	—	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000;100,000 issued and outstanding	728	—	—	728
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 20,000,000 shares authorized, 15,844,294 issued and 15,844,061 outstanding at September 30, 2022 and 13,204,487 issued and 13,204,254 outstanding at December 31, 2021	16	—	—	16
Additional paid-in capital	343,621	—	—	343,621
Accumulated other comprehensive loss	(2,844)	—	119	(2,725)
Accumulated deficit	(285,378)	867	(13)	(284,524)
Total Stockholders’ Equity	55,415	867	106	56,388

Total Liabilities and Stockholders’ Equity	$78,695	$—	$(1,583)	$77,112

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The effect of the restatement and immaterial out of period adjustments of the previously reported Consolidated Statements of Income (Loss) is presented below:

	Three-months ended June 30, 2022
	As Previously	Restatement	Other Immaterial
(amounts in thousands, except per share data)	Reported	Adjustments	Adjustments	As Restated

Operating Costs and Expenses:
General and administrative	$1,500	$—	$41	$1,541
Research and development	3,485	—	—	3,485
Total Operating Costs and Expenses	4,985	—	41	5,026

Loss from Operations	(4,985)	—	(41)	(5,026)

Other Expense:
Exchange loss	(9)	—	—	(9)
Interest income	26	—	—	26
Total Other Income(Expense)	17	—	—	17

Net Loss before income taxes	(4,968)		(41)	(5,009)
Income tax benefit	—	532	—	532
Net Loss	(4,968)	532	(41)	(4,477)

Net Loss Attributable to Non-controlling Interest	—	—	—	—

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,968)	$532	$(41)	$(4,477)

Series A Preferred Stock Dividends	—	—	—	—
Effect of Series A Preferred Stock price adjustment	—	—	—	—
Series B Preferred Stock Dividends	—	—	—	—

Net Loss Attributable to Common Stockholders	$(4,968)	$532	(41)	$(4,477)

Net Loss Per Share - Basic and Dilutive	$(0.31)	$0.03	—	$(0.28)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,844,061	—	—	15,844,061

Net Loss	(4,968)	532	(41)	(4,477)
Loss on foreign currency translation	(1,497)	—	—	(1,497)
Total comprehensive loss	(6,465)	532	(41)	(5,974)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	(6,465)	532	(41)	(5,974)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six-months ended June 30, 2022
	As Previously	Restatement	Other Immaterial
(amounts in thousands, except per share data)	Reported	Adjustments	Adjustments	As Restated

Operating Costs and Expenses:
General and administrative	$3,155	$—	$41	$3,196
Research and development	6,082	—	—	6,082
Total Operating Costs and Expenses	9,237	—	41	9,278

Loss from Operations	(9,237)	—	(41)	(9,278)

Other Expense:
Exchange loss	(31)	—	—	(31)
Interest income	27	—	—	27
Total Other Income(Expense)	(4)	—	—	(4)

Net Loss before income taxes	(9,241)		(41)	(9,282)
Income tax benefit		532	—	532
Net Loss	(9,241)	532	(41)	(8,750)

Net Loss Attributable to Non-controlling Interest	—	—	—	—

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(9,241)	$532	$(41)	$(8,750)

Series A Preferred Stock Dividends	—	—	—	—
Effect of Series A Preferred Stock price adjustment	—	—		—
Series B Preferred Stock Dividends	—	—	—	—

Net Loss Attributable to Common Stockholders	$(9,241)	$532	$(41)	$(8,750)

Net Loss Per Share - Basic and Dilutive	$(0.62)	$0.03	—	$(0.59)

Weighted average number of shares outstanding during the period - Basic and Dilutive	14,837,832	—	—	14,837,832

Net Loss	(9,241)	532	(41)	(8,750)
Loss on foreign currency translation	(1,317)	—	—	(1,317)
Total comprehensive loss	(10,558)	532	(41)	(10,067)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	(10,558)	532	(41)	(10,067)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three-months ended September 30, 2022
		Restatement	Other Immaterial
(amounts in thousands, except per share data)	As Previously Reported	Adjustments	Adjustments	As Restated

Operating Costs and Expenses:
General and administrative	$2,444	$—	$(28)	$2,416
Research and development	2,570	—	—	2,570
Total Operating Costs and Expenses	5,014	—	(28)	4,986

Loss from Operations	(5,014)	—	28	(4,986)

Other Expense:
Exchange loss	(9)	—	—	(9)
Interest income	170	—	—	170
Total Other Income(Expense)	161	—	—	161

Net Loss before income taxes	(4,853)	—	28	(4,825)
Income tax benefit		335	—	335
Net Loss	(4,853)	335	28	(4,490)

Net Loss Attributable to Non-controlling Interest	—	—	—	—

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(4,853)	$335	$28	$(4,490)

Effect of Warrant exercise price adjustment	(340)	—	—	(340)
Effect of Series A Preferred Stock price adjustment	—	—	—	—
Series B Preferred Stock Dividends	—	—	—	—

Net Loss Attributable to Common Stockholders	$(5,193)	$335	$28	$(4,830)

Net Loss Per Share - Basic and Dilutive	$(0.33)	$0.03	$—	$(0.30)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,844,061	—	—	15,844,061

Net Loss	(4,853)	335	28	(4,490)
Loss on foreign currency translation	(1,527)	—	—	(1,527)
Total comprehensive loss	(6,380)	335	28	(6,017)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	(6,380)	335	28	(6,017)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine-months ended September 30, 2022
	As Previously	Restatement	Other Immaterial
(amounts in thousands, except per share data)	Reported	Adjustments	Adjustments	As Restated

Operating Costs and Expenses:
General and administrative	$5,599	$—	$13	$5,612
Research and development	8,652	—	—	8,652
Total Operating Costs and Expenses	14,251	—	13	14,264

Loss from Operations	(14,251)	—	(13)	(14,264)

Other Expense:
Exchange loss	(40)	—	—	(40)
Interest income	197	—	—	197
Total Other Income(Expense)	157	—	—	157

Net Loss before income taxes	(14,094)		(13)	(14,107)
Income tax benefit	—	867	—	867
Net Loss	(14,094)	867	(13)	(13,240)

Net Loss Attributable to Non-controlling Interest	—	—	—	—

Net Loss Attributable to Synthetic Biologics, Inc. and Subsidiaries	$(14,094)	$867	$(13)	$(13,240)

Effect of Warrant exercise price adjustment	(340)	—	—	(340)
Effect of Series A Preferred Stock price adjustment	—	—	—	—
Series B Preferred Stock Dividends	—	—	—	—

Net Loss Attributable to Common Stockholders	$(14,434)	$867	$(13)	$(13,580)

Net Loss Per Share - Basic and Dilutive	$(0.95)	$0.08	$—	$(0.87)
			.
Weighted average number of shares outstanding during the period - Basic and Dilutive	15,176,927	—	—	15,176,927

Net Loss	(14,094)	867	(13)	(13,240)
Loss on foreign currency translation	(2,844)	—	—	(2,844)
Total comprehensive loss	(16,938)	867	(13)	(16,084)
Comprehensive loss attributable to non-controlling interest	—	—	—	—
Comprehensive loss attributable to Synthetic Biologics, Inc. and Subsidiaries	(16,938)	867	(13)	(16,084)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The effect of the restatement and immaterial out of period adjustments of the previously reported Consolidated Statements of Changes in Shareholders’ Equity is presented in the tables below:

	As Previously Reported
	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders’
(amounts in thousands, except per share data)	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	—	$—	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	—	—	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	—	—	181	181
Net loss	—	—	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	—	$—	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	—	—	(1,498)	(1,498)
Net loss	—	—	—	—	—	(4,968)	—	(4,968)

Balance at June 30, 2022	15,844,061	$16	—	$—	$343,500	$(280,525)	$(1,317)	$61,674
Stock-based compensation	—	—	—	—	121	—	—	121
Translation gains (losses)	—	—	—	—	—	—	(1,527)	(1,527)
Net loss	—	—	—	—	—	(4,853)	—	(4,853)

Balance at September 30, 2022	15,844,061	$16	—	$—	$343,621	$(285,378)	$(2,844)	$55,415

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Restatement Adjustments
	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders’
(amounts in thousands, except per share data)	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	—	$—	—	$—	$—	$—	$—	$—

Stock-based compensation	—	—	—	—	—	—	—	—
Issuance of Common Stock for VCN Acquisition	—	—	—	—	—	—	—	—
Translation gains (losses)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at March 31, 2022	—	$—	—	$—	$—	$—	$—	$—

Stock-based compensation	—	—	—	—	—	—	—	—
Translation gains (losses)	—	—	—	—	—	—	56	56
Net loss-other immaterial adjustments	—	—	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	—	532	—	532

Balance at June 30, 2022	—	$—	—	$—	$—	$491	$56	$547
Stock-based compensation	—	—	—	—	—	—	—	—
Translation gains (losses)	—	—	—	—	—	—	63	63
Net loss-other immaterial adjustments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	335	—	335

Balance at September 30, 2022	—	$—	—	$—	$—	$854	$119	$973

	As Restated
	Common Stock $0.001 Par Value		Series B Preferred				Accumulated
							Other	Total
						Accumulated	Comprehensive	Stockholders’
(amounts in thousands, except per share data)	Shares	Amount	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	—	$—	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	—	—	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	—	—	181	181
Net loss	—	—	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	—	$—	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	—	—	(1,442)	(1,442)
Net loss	—	—	—	—	—	(4,477)	—	(4,477)

Balance at June 30, 2022	15,844,061	$16	—	$—	$343,500	$(280,034)	$(1,261)	$62,221
Stock-based compensation	—	—	—	—	121	—	—	121
Translation gains (losses)	—	—	—	—	—	—	(1,464)	(1,464)
Net loss	—	—	—	—	—	(4,490)	—	(4,490)

Balance at September 30, 2022	15,844,061	$16	—	$—	$343,621	$(284,524)	$(2,725)	$56,388

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The effect of the restatement of the previously reported Consolidated Statements of Cash Flows is presented below:

	Six-months ended June 30, 2022
		Restatement	Other Immaterial
(amounts in thousands, except per share data)	As Previously Reported	Adjustments	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(9,241)	$532	$(41)	$(8,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	225	—	—	225
Income tax benefit	—	(532)	—	(532)
Change in fair value of contingent consideration	(483)	—	41	(442)
Depreciation	36	—	—	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	518	—	—	518
Right of use asset	90	—	—	90
Accounts payable	(295)	—	—	(295)
Accrued expenses	265	—	—	265
Accrued employee benefits	(272)	—	—	(272)
Lease liability	(101)	—	—	(101)
Net Cash Used In Operating Activities	(9,258)	—	—	(9,258)

Cash Flows from Investing Activities
Purchase of property and equipment	(14)	—	—	(14)
Cash paid for business combination, net of cash acquired	(3,863)	—	—	(3,863)
Pre-acquisition loan to VCN	(417)	—	—	(417)
Net Cash Used in Investing Activities	(4,294)	—	—	(4,294)

Cash Flows from Financing Activities
Payment of VCN's CDTI loan	(1,376)	—	—	(1,376)
Proceeds from "at the market" stock issuance	—	—	—	—
Proceeds from issuance of common stock for warrant exercises	—	—	—	—
Net Cash Provided (used in) by Financing Activities	(1,376)	—	—	(1,376)

Effects of FX on cash	(35)	—	—	(35)
Net increase (decrease) in cash and cash equivalents and restricted cash	(14,963)	—	—	(14,963)
Cash and cash equivalents and restricted at the beginning of this period	67,325	—	—	67,325
Cash and cash equivalents and restricted cash at the end of this period	$52,362	$—	$—	$52,362

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$52,266	$—	$—	$52,266
Restricted cash included in other long-term assets	96	—	—	96
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$52,362	$—	$—	$52,362

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration issued in a business combination	$12,158	$—	$—	$12,158
Fair value of equity issued as consideration in a business combination	$6,599	$—	$—	$6,599
Effective settlement of pre-closing VCN financing	$417	$—	$—	$417
Goodwill measurement period adjustment	$277	$—	$—	$277

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine-months ended September 30, 2022
		Restatement	Other Immaterial
(amounts in thousands, except per share data)	As Previously Reported	Adjustments	Adjustments	As Restated
Cash Flows From Operating Activities:
Net loss	$(14,094)	$867	$(13)	$(13,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	346	—	—	346
Income tax benefit	—	(867)	—	(867)
Change in fair value of contingent consideration	(257)	—	13	(244)
Depreciation	60	—	—	60
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	780	—	—	780
Right of use asset	137	—	—	137
Accounts payable	(504)	—	—	(504)
Accrued expenses	(326)	—	—	(326)
Accrued employee benefits	271	—	—	271
Lease liability	(127)	—	—	(127)
Net Cash Used In Operating Activities	(13,714)	—	—	(13,714)

Cash Flows from Investing Activities
Purchase of property and equipment	(25)	—	—	(25)
Cash paid for business combination, net of cash acquired	(3,863)	—	—	(3,863)
Pre-acquisition loan to VCN	(417)	—	—	(417)
Net Cash Used in Investing Activities	(4,305)	—	—	(4,305)

Cash Flows from Financing Activities
Payment of VCN's CDTI loan	(1,376)	—	—	(1,376)
Proceeds from sale of Series C Preferred Stock, net of issuance cost	2,006			2,006
Proceeds from sale of Series D Preferred Stock, net of issuance cost	728			728
Proceeds from "at the market" stock issuance	—	—	—	—
Proceeds from issuance of common stock for warrant exercises	—	—	—	—
Net Cash Provided (used in) by Financing Activities	1,358	—	—	1,358

Effects of FX on cash	(84)	—	—	(84)
Net increase (decrease) in cash and cash equivalents and restricted cash	(16,661)	—	—	(16,661)
Cash and cash equivalents and restricted at the beginning of this period	67,325	—	—	67,325
Cash and cash equivalents and restricted cash at the end of this period	$50,580	$—	$—	$50,580

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$50,490	$—	$—	$50,490
Restricted cash included in other long-term assets	90	—	—	90
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,580	$—	$—	$50,580

Supplemental non-cash investing and financing activities:
Fair value of contingent consideration issued in a business combination	$12,158	$—	$—	$12,158
Fair value of equity issued as consideration in a business combination	$6,599	$—	$—	$6,599
Effective settlement of pre-closing VCN financing	$417	$—	$—	$417
Goodwill measurement period adjustment	$(884)	$—	$—	$(884)
In-process R&D measurement period adjustment	$810	$—	$—	$810
Deferred tax liability measurement period adjustment	$202	$—	$—	$202
Effect of Warrant exercise price adjustment	$340	$—	$—	$340

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified under the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as its Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as its Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, due to the material weaknesses in internal control over financial reporting as described below management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective.

The Company’s management, including its Chief Executive Officer who is also its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

On March 10, 2022 we completed the acquisition of VCN Biosciences, S.L. (“VCN”). In conjunction with the acquisition of VCN, we are currently in the process of integrating VCN’s policies, processes, people, technology, and operations into the consolidated company, and integrating VCN’s operations into our system of internal control over financial reporting. As permitted by the Securities and Exchange Commission, we have elected to exclude the internal controls of this acquisition that has not been integrated into our existing processes and controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The excluded aggregate financial position of VCN represented less than 40% of our total assets as of December 31, 2022, and less than 31% of our total operating costs for the year then ended. We will include the internal controls of VCN in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023.

Material Weakness over Non-Routine Transactions

During the course of the preparation of our interim consolidated financial statements for 2022, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of non-routine transactions.

Additionally, during the preparation of our annual consolidated financial statements, we determined that our reported interim income tax provision for the interim periods ended June 30, 2022 and September 30, 2022 contained errors, which resulted in the restatement of our consolidated financial statements for the periods then ended. Specifically, our controls over the review of the interim tax provisions did not properly identify the need to record a deferred tax asset and resulting deferred tax benefit for our VCN subsidiary’s indefinite-lived net operating loss carryforward created during those interim periods. In addition, our controls related to the review of the business combination transaction in 2022 failed to identify the incorrect application of certain assumptions in calculating the valuation of certain intangibles, contingent consideration, and the related tax implications.

Remediation Plan

In order to remediate these material weaknesses, we plan to implement the following steps to improve the overall processes of identifying and reviewing non-routine transactions and preparing interim financial statements:

●	Perform additional internal review processes to ensure the appropriate accounting and disclosure of non-routine transactions.
●	Engage a third-party tax specialist to assist us in the preparation and review of interim tax provisions.

Should additional changes to the remediation plan be warranted, management will modify the planned measures accordingly.

Material Weakness over Information Technology General Controls

During the preparation of our annual consolidated financial statements for 2022, we identified a material weakness in our controls relating to general information technology controls over logical access and program change management for certain of our key information systems used to support the financial reporting process. Specifically, management did not maintain effective controls to ensure proper segregation of duties related to implementing program changes in certain information systems. Further, management did not have adequate controls over user administration and did not perform effective periodic user access reviews in a timely manner to ensure proper permissions were granted, resulting in segregation of duties conflicts within certain business processes.

Remediation Plan

Management will ensure proper segregation of duties over all IT functions ensuring IT personnel are properly trained as to the importance of and specifics over the internal controls for which they are responsible, including consistent, repeatable performance of such controls. Management will also evaluate the responsibilities of its control owners to ensure that proper segregation of duties exists within the process level controls that are dependent upon information produced by IT systems affected by segregation of duties conflicts. Further, management will ensure IT personnel do not have conflicting responsibilities with respect to program changes, administration and user access controls, or that additional controls are implemented to perform an effective review of program changes, administration and user access.

Material Weakness over Evidence of Control Performance

During the preparation of our annual consolidated financial statements for 2022, we identified a material weakness relating to the ineffective design and execution of management’s review of controls, particularly with regard to the precision of the review, evidence of review procedures performed, and the evaluation of the completeness and accuracy of information utilized in the performance of the control.

Remediation Plan

Management will ensure all personnel are properly trained as to the importance of properly documenting and evidencing the performance of controls.

When fully implemented, the Company believes that the measures described above will appropriately remediate the identified material weaknesses, although management may determine that taking additional measures to remediate the material weaknesses may be necessary.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	61	Chief Executive Officer, Chief Financial Officer and Director
Frank Tufaro	67	Chief Operating Officer
Jeffrey J. Kraws	57	Chairman
John Monahan	75	Director
Jeffrey Wolf, J.D.	58	Director

Steven A. Shallcross.  Mr. Shallcross has been a member of our Board of Directors since December 6, 2018 and currently serves as our Chief Executive Officer, a position he was appointed to on December 6, 2018, and our Chief Financial Officer. Mr. Shallcross was appointed as our Interim Chief Executive Officer on December 5, 2017 and has served as our Chief Financial Officer since joining us in June 2015. Mr. Shallcross brings to our company operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. Since June 2019, Mr. Shallcross has served on the board of directors of Elys Game Technology, Corp. a Nasdaq listed international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry and from April 2021 until June 2022, he served on the board of directors of TwinVee Powercats, Co. (Nasdaq: VEEE), a designer, manufacturer and marketer of recreational and commercial power catamaran boats. He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

Mr. Shallcross brings to the Board of Directors significant strategic, business and financial experience related to the business and financial issues facing biotechnology companies. Mr. Shallcross has a broad understanding of the financial markets, financial statements as well as generally accepted accounting principles. Through his services as our Chief Executive Officer and Chief Financial Officer, he has developed extensive knowledge of our business.

Frank Tufaro. Dr. Tufaro served as President of Opa Therapeutics Inc. from May 2020 until March 2022. Opa Therapeutics is a privately held biologics company. From January 2010 through December 2019, Dr. Tufaro served as Chief Executive Officer of DNAtrix.DNAtrix is a privately held biotech company developing virus-driven immunotherapies to treat cancer. Dr. Tufaro received a Ph.D. in Molecular Biology and a Bachelor of Science in Biology from McGill University.

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

Mr. Kraws brings to the Board of Directors significant strategic, business and financial experience related to the business and financial issues facing pharmaceutical companies. Mr. Kraws has a broad understanding of the operational, financial and strategic issues facing pharmaceutical companies. His healthcare experience, executive and leadership experience further qualify him as a member of the Board.

John Monahan.   Dr. Monahan has been a member of the Company's Board of Directors since November 11, 2020. Dr. Monahan has served on the board of directors of NightHawk Biosciences, Inc. (formerly known as Heat Biologics, Inc.), a biopharmaceutical company primarily engaged in the development of immune therapies and vaccines, since November 2009, and from August 2016 until May 2021 also served on the board of directors of the biotech company Anixa Biosciences, Inc. (formerly known as ITUS Corporation), a biotechnology company focused on using the body's immune system to diagnose, treat and prevent cancer. He is also a board member of Cellix Ltd. (Ireland) and has served on a number of other public and private boards over the years. Dr. Monahan co-founded Avigen Inc. in 1992, a company which has become a leader in its sector for the development of novel pharmaceutical products for the treatment of serious human diseases. Over a 12-year period as Chief Executive Officer of Avigen he raised over $235 million in several private and public financings including its initial public offering. From 1989-1992, he was Vice President of Research & Development at Somatix Therapy Corp., Alameda, CA and from 1985-1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc., Alameda, CA. Prior to that from 1982-1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche,

Inc. Nutley, NJ, and from 1975 to 1977 he was an Instructor at Baylor College of Medicine, Houston TX. Dr. Monahan served as a scientific advisory consultant to the Company from 2015 to November 10, 2020 and from 2010 through 2015 he was the Company's Senior Executive Vice President of Research & Development. Dr. Monahan was also a Scientific Advisory Board member of Agilis Biotherapeutics (recently merged into PTC Therapeutics), from 2014 to 2019. Dr. Monahan received his Ph.D. in Biochemistry from McMaster University, Canada and his B.Sc. from University College Dublin, Ireland.

Dr. Monahan brings to our Board of Directors significant knowledge of and experience in the pharmaceutical and medical industries. He has extensive business, managerial, executive and leadership experience that further qualify him to serve as a member of the Board and a valuable understanding of biochemistry and our product candidates.

Jeffrey Wolf, J.D.   Mr. Wolf, who has been a member of the Company’s Board of Directors since 2006, has substantial experience in creating, financing, nurturing and biomedical ventures based upon breakthrough research and technology. In August 2008, Mr. Wolf founded NightHawk Biosciences, Inc. (NASDAQ: NHWK), a publicly traded company engaged in research and development of drugs focused on modulating the immune system. Since April 2010, Mr. Wolf has served as the Chief Executive Officer and Chairman of the Board of NightHawk Biosciences, Inc. Prior to founding NightHawk, from June 1997 to March 2011, Mr. Wolf has served as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Mr. Wolf has also founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, a San Francisco-based gene therapy company where he was a co-founder and director; TyRx Pharma, a company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; and Elusys Therapeutics, a company focused on the development of ANTHIM, an FDA approved antitoxin against anthrax, which is currently a subsidiary of NightHawk. Mr. Wolf received his MBA. from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics.

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

Audit Committee

The Audit Committee is comprised of Mr. Wolf (Chairman), Mr. Kraws and Dr. Monahan. The Audit Committee is responsible for recommending our independent public accounting firm and reviewing management’s actions in matters relating to audit functions. The Committee reviews with our independent public accountants the scope and results of the audit engagement and the system of internal controls and procedures. The Committee also reviews the effectiveness of procedures intended to prevent violations of laws. The Committee also reviews, prior to publication, our reports on Form 10-K and Form 10-Q. Our Board has determined that all audit committee members are independent under applicable SEC regulations and NYSE American rules. Our Board of Directors has determined that each of Mr. Wolf and Mr. Kraws qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K. Our Audit Committee charter is located on our website www.therivabio.com.

Compensation Committee

Our Compensation Committee consists of Mr. Kraws (Chairman), Dr. Monahan and Mr. Wolf. This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. Our Board has determined that all compensation committee members are independent under applicable SEC regulations and NYSE American rules. Our Compensation Committee charter is located on our website www.therivabio.com.

Nominations Committee

Our Nominations Committee consists of Dr. Monahan (Chairman), Mr. Kraws and Mr. Wolf. This committee performs several functions, including identifying qualified individuals to become members of the Board and recommending appointments to the Board and appointment of executive officers. The committee seeks individuals who have an inquisitive and objective perspective, practical wisdom and mature judgment, and the talent and expertise to understand and provide sound and prudent guidance with respect to our activities, operations and interests. Candidates must also be individuals who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment, and who are likely to be the most effective, in conjunction with the other members of the Board, in collectively serving the long-term interests of stockholders. Our Board has determined that all nominations committee members are independent under applicable SEC regulations and NYSE American rules. Our Nominations Committee charter is located on our website www.therivabio.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10 percent of a registered class of the Theriva Biologics’ equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2022.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. In addition, we have adopted a Code of Ethics for Financial Management which applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and Controller. Each of these codes is posted on our website at www.therivabio.com.

Item 11.   Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2022 executive compensation program for our Named Executive Officer.

The following table summarizes all compensation awarded to, earned by or paid to our Named Executive Officers, Steven A. Shallcross and Frank Tufaro, during the fiscal years presented below.

					All Other
Name and Principal				Options	Compensation
Position	Year	Salary ($)(1)	Bonus ($)(2)	Awards ($)(3)	($)(4)	Total ($)
Steven Shallcross	2022	$585,000	$385,000	$192,989	$27,674	$1,190,663(5)
Chief Executive Officer	2021	$585,000	$365,625	$144,216	$26,508	$1,121,124
and Chief Financial Officer

Frank Tufaro	2022	$291,667	$85,000	$40,629	$23,963	$441,259
Chief Operating Officer(6)

(1)	Mr. Shallcross was appointed as our Chief Executive Officer on December 6, 2018. Mr. Shallcross' annual salary was $550,000 commencing December 6, 2018, increased to $565,000 on December 5, 2019, and increased to $585,00 on December 30, 2020. Dr. Tufaro was appointed our Chief Operating Officer on March 22, 2022. Dr. Tufaro annual salary was $375,000 commencing March 22. 2022.

(2)	Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
(3)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 5 to our consolidated financial statements. In December 2021 and December 2022, Mr. Shallcross was issued an option to purchase 65,000 (as adjusted to reflect the stock split effected in 2022) and 475,000 shares of common stock, respectively; the awards vest monthly over 36 months.
(4)	The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officers. These benefits are offered to all Theriva Biologics’ employees who work at least 17.5 hours per week.
(5)	Amount excludes compensation paid to the wife of Mr. Shallcross disclosed under the "Related Party Transactions"
(6)	Mr. Tufaro was appointed as our Chief Operating officer on March 22, 2022.

Narrative Disclosure to Summary Compensation Table

Overview of Our Compensation Program

A. Philosophy and Objectives

The Compensation Committee seeks to attract and retain superior executive talent by offering competitive base salaries, bonuses and long-term incentives. The Compensation Committee’s philosophy is to deliver higher rewards for superior performance and consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that aligns both the short and long-term interests of our executives with that of our stockholders. Our executive compensation program is based on the following philosophies and objectives:

●	Compensation Should Align with Stockholders’ Interests — The Compensation Committee believes that executives’ interests should be aligned with those of the stockholders. Executives are granted stock options so that their total compensation is tied directly to value realized by our stockholders. Executive bonuses are tied directly to the achievement of performance goals that the Compensation Committee believes will ultimately drive stockholder value creation.
●	Compensation is Competitive — The Compensation Committee seeks to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize our return to stockholders. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable relative to our level of performance and to the compensation opportunities provided by comparable companies with which we compete for talent.
●	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual, long-term and strategic goals. To accomplish this objective, a substantial percentage of total compensation is variable and “at risk”, both through annual incentive compensation in the form of cash bonuses and the granting of long-term incentive awards.

B. Oversight of Executive Compensation

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officers. Our Named Executive Officers for the year ended December 31, 2022 were Steven Shallcross, our Chief Executive Officer who also serves as our Chief Financial Officer and Frank Tufaro, who serves as our Chief Operating Officer.

The Compensation Committee’s responsibilities include but are not limited to the following:

●	Establishing on an annual basis the performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers.
●	Evaluating the Chief Executive Officer’s and other senior executive officers’ performance at least annually in light of those goals and objectives, and based upon these evaluations setting the compensation level for those officers.
●	Reviewing the competitive position of, and making recommendations to, the Board of Directors with respect to the cash-based and equity-based compensation plans and our programs relating to compensation and benefits.
●	Overseeing administration of our stock option plan and incentive compensation plans, making recommendations to the Board of Directors regarding the granting of options and incentives and otherwise assisting the Board of Directors in administering awards under these plans.
●	Reviewing the financial performance and operations of our major benefit plans.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.therivabio.com.

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other Named Executive Officers. The Chief Executive Officer does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our other members of management. In addition to our Chief Executive Officer, other members of our management and consultants also attend Compensation Committee meetings from time to time and may take part in discussions of executive compensation.

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

During 2022, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 55% of his target compensation package and performance based variable compensation comprised 45% of his target compensation. Of the performance based variable compensation 60% was equity-based compensation and 40% was his target cash bonus. During 2022, the salary for our Chief Operating Officer was 66% of his annualized target compensation package and performance based variable compensation comprised 34% of his target compensation. Of the performance based variable compensation 21% was equity-based compensation and 79% was his target cash bonus.

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

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, our Compensation Committee  reviewed an  executive compensation benchmarking report prepared by Meridian Compensation Partners, LLC (“Meridian”) at the Compensation Committee’s request. With respect to its analysis of the compensation of the Chief Executive Officer, the Compensation Committee took into account that our Chief Executive Officer also serves as our Chief Financial Officer, which is not typical for most companies.

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

Our Compensation Committee values the opinion of our stockholders. At our 2022 Annual Meeting of Stockholders approximately 97% of the shares voted (excluding broker non-votes) were cast in support of our fiscal 2021 executive compensation and related disclosures. At that time, our Compensation Committee viewed those voting results as broad stockholder support for our executive compensation program and consequently made no material changes to the program or to our compensation policies. Our Compensation Committee will continue to consider input from stockholders, including through advisory votes on executive compensation, in making compensation decisions and reviewing executive compensation programs and policies.

We currently hold our advisory vote to approve the compensation of our named executive officers (“Say-on-Pay vote”) every three years. Stockholders have an opportunity to cast an advisory vote on the frequency of the Say-on-Pay vote at least every six years, and the next advisory vote on the frequency of the Say-on-Pay vote will be at our 2025 Annual Meeting of Stockholders.

E. Components of Compensation

We provide four compensation components to Named Executive Officers:

●	base salary;
●	bonuses based on the achievement of specified goals and objectives;
●	long-term incentives; and
●	benefits

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work that is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements or expansion of responsibilities. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee. Based on the analysis of the executive compensation benchmarking report provided by Meridian peer group and other comparative research performed by the Committee, the Committee was able to compare the base salary for the Chief Executive Officer who also serves as our Chief Financial Officer, including base salary, long-term incentives and bonuses. Upon the appointment of Mr. Shallcross to serve as our Chief Executive Officer in December 2018 and in light of the fact that he also serves as our Chief Financial Officer, it was determined that his overall compensation levels were not competitive with the peer group and therefore his annual base salary was increased to $550,000, which was the same annual base salary as that of our prior Chief Executive Officer. Mr. Shallcross’ employment agreement, dated December 6, 2018, was amended on December 5, 2019 to reflect a 3% merit adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $565,000 and further amended on December 31, 2020 to reflect a 3.5% merit adjustment to Mr. Shallcross’ base salary, increasing his annual base salary to $585,000 and further amended on December 15, 2022 to increase his base salary to $614,250. On December 15, 2022, the Company entered into an Amendment to Dr. Tufaro’s Employment Agreement to increase his base salary to $393,750.

The table below shows the 2022 base salary level for each of our Named Executive Officers, including a comparison with our 2021 for our Chief Executive Officer who also serves as our Chief Financial Officer. Our Chief Operating Officer was hired in 2022.

	2021	2022
Named Executive Officer	Base Salary	Base Salary
Steven A. Shallcross, Chief Executive Officer and Chief Financial Officer	$585,000	$585,000
Frank Tufaro, Chief Operating Officer	—	375,000

2. Bonuses

The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers.  The bonuses are to be rewarded in the discretion of the Compensation Committee and the Board of Directors, based on a review of achievements for the year. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. The Compensation Committee also used information from the Meridian executive compensation benchmarking report in determining bonus amounts.  Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link bonuses to objectives the Compensation Committee deems important such as for 2022, effective M&A strategy and implementation,  financings,  and achievement of clinical milestones.

●	Mr. Shallcross’ employment agreement provided that he was eligible for a target bonus of up to fifty percent (50%) of his base salary in cash. After considering Mr. Shallcross’ achievement relative to performance goals in 2022, the Compensation Committee approved a $385,000 cash bonus, or 132% of target.
●	Dr. Tufaro’s employment agreement provided that he was eligible for a target bonus of up to forty percent (40%) of his base salary in cash. After considering Dr. Tufaro’s achievement relative to performance goals in 2022, the Compensation Committee approved a $85,000 cash bonus, or 72% of his target, pro-rated for the number of days he provided service to us in 2022.
●	The Comepnsation Committee also approved and an option grant to purchase 475,000 shares of our common stock for Mr. Shallcross and $85,000 cash bonus and an option grant to purchase 100,000 shares of our common stock for Dr. Tufaro

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

In 2022, the Compensation Committee approved grants of options exercisable for 475,000 and 100,000 shares to Mr. Shallcross and Dr. Tufaro in 2022, respectively.

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

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2022 compensation program was appropriate in light of the challenges we and our employees face.

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

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2022. We currently grant stock-based awards pursuant to our 2020 Stock Incentive Plan (the “2020 Stock Plan”) and have outstanding awards under our 2001 Stock Incentive Plan (the “2001 Stock Plan”), 2007 Stock Incentive Plan (the “2007 Stock Plan”) and 2010 Stock Incentive Plan (the “2010 Stock Plan”).

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name	Grant Date(1)	Exercisable	Unexercisable	Price ($)	Expiration Date
Steven Shallcross	12/15/22	—	475,000	$0.58	12/15/29
	12/23/21	21,667	43,334	$3.31	12/23/28
	12/30/20	30,000	15,000	$4.17	12/30/27
	12/06/19	45,000	—	$4.18	12/04/26
	12/20/18	20,000	—	$6.89	12/06/25
	12/20/17	1,572	—	$182.00	12/20/24
	11/30/16	1429	—	$280.00	11/30/23
	06/01/15	2,573	—	756.00	06/01/25
Frank Tufaro	12/15/22	—	100,000	0.58	12/15/29

(1)	Options will vest pro rata, on a monthly basis, over 36 months.

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

Pursuant to the Amended Shallcross Employment Agreement, as amended, Mr. Shallcross is entitled to an annual base salary of $614,250 and an annual performance bonus targeted at fifty percent (50%) of his annual base salary. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The Amended Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

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

Pursuant to the 2022 Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $585,000 and an annual cash performance bonus targeted at fifty percent (50%) of his annual base salary as well as discretionary annual equity awards pursuant to the Company’s incentive plans. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The 2022 Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

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

Frank Tufaro, Chief Operating Officer,

On March 22, 2022, we entered into an employment agreement with Frank Tufaro, as amended on December 15, 2022 (the “Employment Agreement”) to serve as the Chief Operating Officer of the Company. The material terms of the Employment Agreement are set forth below.

Pursuant to the Employment Agreement, as amended Dr. Tufaro will receive an annual base salary of $393,750 and is eligible to earn an annual performance bonus targeted at forty percent (40%) of his annual base salary. The annual bonus will be based upon the assessment of the Company’s Board of Dr. Tufaro’s performance and the Company’s attainment of targeted goals set by the Board. In addition, Dr. Tufaro will also be eligible to receive annual equity awards pursuant to the Company’s incentive equity plans, such awards (including the number and type of awards), if any, will be in the sole discretion of the Board. The Employment Agreement also includes confidentiality obligations and inventions assignments by Dr. Tufaro and non-solicitation and non-competition provisions.

The Employment Agreement has a stated term of three (3) years but may be terminated earlier pursuant to its terms. If Dr. Tufaro’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the Company without Cause or by Dr. Tufaro for Good Reason (as each is defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of six (6) months and (b) all unvested stock options and other equity awards will immediately vest and he will be entitled to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Dr. Tufaro, or his estate as the case may be, would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. If Dr. Tufaro commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

The Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the Employment Agreement), all unvested stock options and other equity awards will immediately vest and the time period that Dr. Tufaro will have to exercise all vested stock options and other awards that Dr. Tufaro may have will be equal to the shorter of: (i) eighteen (18) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Dr. Tufaro terminates his employment for “Good Reason” or the Company terminates Dr. Tufaro’s employment for any reason other than death, Disability or Cause, Dr. Tufaro will be entitled to receive: (a) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (b) all unreimbursed expenses (if any); and (c) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination). If within two (2) years after the occurrence of a Change in Control, Dr. Tufaro terminates his employment for “Good Reason” or the Company terminates Dr. Tufaro’s employment for any reason other than death, Disability or Cause, Dr. Tufaro will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2022 regarding the compensation of our directors who at December 31, 2022 were not also our Named Executive Officers.

	Fees Earned
	or	Option	Other
Name	Paid in Cash	Awards(1)(2)	Compensation	Total
Jeffrey J. Kraws(3)	$176,250	$40,629	$—	$216,879

John Monahan (5)	$66,750	$40,629	$—	$107,379

Jeffrey Wolf	$73,750	$40,629	$—	$114,379

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2022 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report for the fiscal year ended December 31, 2022.
(2)	As of December 31, 2022, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Option
Awards
Name	(#)
Jeffrey J. Kraws	163,377

John Monahan	137,508

Jeffrey Wolf	169,377

During 2022, our independent, non-executive Chairman of the Board of Directors received an annual cash retainer of $150,000, each other non-employee member of the Board of Directors received an annual cash retainer of $43,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,750 for service as a member of the Audit, Compensation and Nominations Committees, respectively, or an additional annual cash fee of $15,000, $10,000 and $7,500 for service as Chairman of the Audit, Compensation and Nominations Committees, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 100,000 shares of our common stock, for a term of seven years, vesting monthly over one year of the date of grant. In setting 2022 and 2021 compensation for directors, the Compensation Committee relied on a report from Meridian Compensation Partners, LLC. Based on an analysis of director compensation set forth in the report, our financial performance, general market conditions and the interests of stockholders, it was determined that the annual cash retainer for serving on the board and the committee retainers would remain for 2023 the same as they were in 2022 and 2021.

(3)	Mr. Kraws was appointed as our independent, non-executive Chairman of the Board of Directors in May 2012. Pursuant to his agreement Mr. Kraws receives an annual retainer of $150,000 for serving as our Chairman.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2022, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 30, 2023, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our executive officer as a group.

	Shares Owned (1)
	Number of
	Shares	Percentages
Name and Address of Beneficial Ownership (2)	Owned	of Shares (3)
Jeffrey J. Kraws (4)	111,697	*
Steven Shallcross (5)	420,272	2.7
Jeffrey Wolf (6)	111,043	*
John Monahan (7)	79,174	*
Frank Tufaro (8)	94,533	*
All current officers and directors as a group (5 persons)	816,720	5.2%

*	represents less than 1% of our common stock
(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock, prefrred stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 30, 2023. We currently have outstanding 275,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments and to a 4.99% limit on beneficial ownership), into an aggregate of 2,459,016 shares of the common stock. The shares of Series C Preferred Stock and Series D Preferred Stock had voting rights exclusively with respect to certain corporate actions (name change, increase in authorized shares and adjournment with respect to such proposals), which corporate actions were approved by our stockholders and therefore the Series C Preferred Stock and Series D Preferred Stock no longer have voting rights with respect to such corporate matters and only have voting rights with certain limited actions directly impacting the Series C Preferred Stock and Series D Preferred Stock. All of the shares of Series C Preferred Stock and Series D Preferred Stock are owned by MSD Credit Opportunity Master Fund, L.P. MSD Partners, L.P. (“MSD Partners”) is the investment manager of MSD Credit Opportunity Master Fund, L.P. MSD Partners (GP), LLC (“MSD GP”), a Delaware limited liability company, is the general partner of MSD Partners. Each of Gregg R. Lemkau, Marc R. Lisker and Brendan Rogers is a manager of, and may be deemed to beneficially own securities beneficially owned by, MSD GP. The business address of MSD Credit Opportunity Master Fund, L.P. is One Vanderbilt Avenue, 26th Floor, New York, New York 10017.
(3)	As of March 30, 2023, the Company had 15,124,061 shares of common stock outstanding.
(4)	Includes 111,043 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 30, 2023. Does not include an additional 58,334 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following May 26, 2023.
(5)	Includes 202,244 shares issuable upon exercise of options held by Mr. Shallcross and 8,028 shares of Common Stock issuable upon exercise of options held by Mrs. Shallcross (Mr. Shallcross’s wife) that are exercisable within the 60-day period following March 30, 2023. Does not include an additional 453,334 shares issuable upon exercise of options held by Mr. Shallcross and 44,972 issuable upon exercise of options held by Mrs. Shallcross that are not exercisable within the 60-day period following March 30, 2023.

(6)	Includes 111,043 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 30, 2023. Does not include an additional 58,334 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following March 30, 2023.
(7)	Includes 79,174 shares issuable upon exercise of options held by Dr. Monahan that are exercisable within the 60-day period following March 30, 2023. Does not include an additional 58,334 shares issuable upon exercise of options held by Dr. Monahan that are not exercisable within the 60-day period following March 30, 2023.
(8)	Includes 13,888 shares issuable upon exercise of options held by Dr. Tufaro that are exercisable within the 60-day period following March 30, 2023. Does not include an additional 86,112 shares issuable upon exercise of options held by Dr. Tufaro that are not exercisable within the 60-day period following March 30, 2023.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2022.

			Number of
			Securities
	Number of		Remaining
	Securities		Available for
	to be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	—	$—	—
2007 Stock Incentive Plan	515	$695.10	—
2010 Stock Incentive Plan	202,381	$26.74	—
2020 Stock Incentive Plan	2,093,002	1.12	4,906,998
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,295,898	$3.53	4,906,998

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

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

Except as disclosed under “Executive Compensation,” and below there were no related party transactions during the two years ended December 31, 2022 or the current year.

On December 15, 2022, we approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000.  Ms. Shallcross had been performing services for us during 2022 for total compensation of less than $120,000.

See Part III–Item 10 under the heading “Directors, Executive Officers and Corporate Governance” of this Annual Report for information related to director independence.

Item 14.   Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2022 and 2021 by BDO USA, LLP.

	December 31,
	2022	2021
Audit-Related fees	$598,500	$324,500
Tax Fees	19,500	19,500
Total Fees (1)	$618,000	$344,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021.
1.	Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2022 and 2021
3.	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
4.	Consolidated Statements of (Deficit) Equity for the years ended December 31, 2022 and 2021
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
6.	Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	Exhibits

EXHIBIT INDEX

The following exhibits are either filed as part of this report or are incorporated herein by reference:

1.1

Amended and Restated At Market Issuance Sales Agreement by and among Theriva Biologics, Inc., B. Riley Securities, Inc. and A.G.P./Alliance Global Partners, dated February 9, 2021 (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed February 10, 2021), File No. 001-12584.)

1.2

Amendment No. 1, dated May 3, 2021, to the Amended and Restated At Market Issuance Sales Agreement by and among Theriva Biologics, Inc., B. Riley Securities, Inc. and A.G.P./Alliance Global Partners, dated February 9, 2021 ((Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2021)

2.1

Share Purchase Agreement by and among Theriva Biologics, Inc., VCN Biosciences, S.L. and the shareholders of VCN Biosciences, S.L. dated December 14, 2021(Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2021, File No. 001-12584.)

2.2

Amendment, dated March 9, 2022, to the Share Purchase Agreement, by and among Theriva Biologics, Inc., VCN Biosciences, S.L. and the shareholders of VCN Biosciences, S.L., dated December 14, 2021 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March 11, 2022, File No. 001-12584.)

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

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.5	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)

3.6	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)

3.7	Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2017, File No. 001-12584.)

3.8

Certificate of Designations for Series A Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 12, 2017, File No. 001-12584.)

3.9	Certificate of Change Pursuant to NRS 78. 209 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 13, 2018, File No. 001-12584.)

3.10	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 26, 2018, File No. 001-12584.)

3.11

Certificate of Designations for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.12

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

3.14

Certificate of Change filed with the Secretary of State of the State of Nevada on July 21, 2022 (effective as of July 25, 2022) (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 25, 2022 (File No. 001-12584.)

3.15

Form of Certificate of Designation of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2022 (File No. 001-12584.)

3.16

Form of Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on July 29, 2022 (File No. 001-12584.)

3.17	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2022 (File No. 001-12584.)

3.18	Certificate of Change to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2022 (File No. 001-12584.)

3.19

Amended and Restated By-Laws Synthetic Biologics, Inc. Adopted and Effective October 12, 2022 (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed on October 12, 2022 (File No. 001-12584.)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.2	Form of Warrant issued December 26, 2017 to InSite Communications (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 10-Q filed May 5, 2018, File No. 001-12584.)

4.3

Warrant Agency Agreement, dated October 15, 2018, by and between Theriva Biologics, Inc. and Corporate Stock Transfer, Inc. (including the form of warrant certificate) (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

4.4	Description of Securities of Theriva Biologics, Inc.(1)

10.1*	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

10.2*	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.3*	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

10.4

Asset Purchase Agreement dated November 8, 2012 between Theriva Biologics, Inc. and Prev ABR LLC (Incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.5+

Patent License Agreement dated December 19, 2012 between Theriva Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.6

Sponsored Research Agreement dated December 19, 2012 between Theriva Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.7*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

10.8*	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

10.9*

Theriva Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 15, 2015. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 10, 2015, File No. 333-206268.)

10.10*	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed December 10, 2015, File No. 001-12584.)

10.11*

Theriva Biologics, Inc. 2010 Stock Incentive Plan, as amended and restated on May 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 31, 2016, File No. 333-206268.)

10.12*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on September 8, 2017, File No. 333-220401.)

10.13

Fifth Amendment dated August 22, 2017 to Sponsored Research Agreement dated December 19, 2012 between Theriva Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2018, File No. 001-12584.)

10.14*

Theriva Biologics, Inc. 2010 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 2019, File No. 001-12584)

10.15+

Clinical Trial Agreement between Washington University School of Medicine in St. Louis and Theriva Biologics, Inc. dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2019, File No. 001-12584)

10.16*	Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 4, 2020, File No. 001-12584)

10.17*	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.18*	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.19*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.20

Termination of Exclusive License Agreement, effective November 9, 2020, by and among Cedars- Sinai Medical Center, Theriva Biologics, Inc. and Synthetic Biomics, Inc. (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020 File No. 001-12584)

10.21*

Employment Agreement with Steven Shallcross dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2022, File No. 001-12584)

10.22+

Contract to Grant Marketing License for Catalan Institute of Oncology Patent Ownership Application to VCN Biosciences S.L. (Incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.23+

License Agreement between Bellvitge Biomedical Research Institute Foundation (Idibell) and VCN Biosciences S.L. dated May 4, 2016 (Incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.24+

Technology Transfer Agreement between Bellvitge Biomedical Research Institute and VCN Biosciences S.L. dated August 31, 2010 (Incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.25+

Collaboration Agreement to Conduct a Clinical Trial and Grant Operating License Agreement between Hospital Sant Joan Dee Deu and VCN Biosciences, S.L dated February 15, 2016 (Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584))

10.26	Employment Agreement with Frank Tufaro dated March 22, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2022, File No. 001-12584)

10.27

Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2022, File No. 001-12584)

10.28

Amendment No. 1 dated as of August 9, 2022 to Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022, File No. 001-12584)

10.29

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Steven A. Shallcross, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.30

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Francis Tufaro, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.31

Form of Share Repurchase Agreement between Theriva Biologics, Inc. and certain selling stockholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-12584)

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

Item 16.   Form 10-K Summary.

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
Date: March 30, 2023

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

Date: March 30, 2023	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2023	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: March 30, 2023	By:	/s/ John J. Monahan
John J. Monahan
Director

Date: March 30, 2023	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director