Form 10-Q
period 2023-03-31
Theriva Biologics, Inc.
filed 2023-05-11
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐    No ☒

As of May 10, 2023, the registrant had 15,124,061 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023 (the “2022 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Theriva Biologics,” the “Company,” “we,” “us” and “our” refer to Theriva Biologics, Inc. and our subsidiary Theriva Biologics, S.L. (“VCN”, formerly known as VCN Biosciences, S.L.).

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$36,076	$41,786
Prepaid expenses and other current assets	4,223	3,734
Total Current Assets	40,299	45,520

Non-Current Assets
Property and equipment, net	324	345
Restricted cash	100	99
Right of use asset	2,054	1,199
In-process research and development	19,469	19,150
Goodwill	5,617	5,525
Deposits and other assets	23	23
Total Assets	$67,886	$71,861

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$480	$915
Accrued expenses	2,076	1,496
Accrued employee benefits	649	1,403
Contingent consideration, current portion	4,911	2,973
Loans payable-current	66	57
Operating lease liability	437	216
Total Current Liabilities	8,619	7,060

Non-current Liabilities
Non-current contingent consideration	5,408	7,211
Loan Payable - Long term	160	221
Deferred tax liabilities, net	1,311	1,618
Lease liability - Long term	1,802	1,187
Total Liabilities	17,300	17,297

Commitments and Contingencies
Temporary Equity
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized;275,000 issued and outstanding	2,006	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized;100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 15,844,294 issued and 15,124,061 outstanding at March 31, 2023 and 15,844,294 issued and 15,124,061 outstanding at December 31, 2022	16	16
Additional paid-in capital	343,876	343,750
Treasury stock at cost, 720,233 shares at March 31, 2023 and at December 31, 2022	(288)	(288)
Accumulated other comprehensive loss	(305)	(679)
Accumulated deficit	(295,447)	(290,969)
Total Stockholders’ Equity	47,852	51,830

Total Liabilities and Stockholders’ Equity	$67,886	$71,861

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating Costs and Expenses:
General and administrative	$2,201	$1,655
Research and development	2,977	2,597
Total Operating Costs and Expenses	5,178	4,252

Loss from Operations	(5,178)	(4,252)

Other Income (Expense):
Exchange income (loss)	6	(23)
Interest income	364	2
Total Other Income (Expense)	370	(21)

Net Loss before income taxes	(4,808)	(4,273)
Income tax benefit	330	—
Net Loss Attributable to Common Stockholders	$(4,478)	$(4,273)

Net Loss Per Share - Basic and Dilutive	$(0.30)	$(0.31)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,124,061	13,820,144

Net Loss	(4,478)	(4,273)
Gain on foreign currency translation	374	181
Total comprehensive loss	$(4,104)	$(4,092)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Translation gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	15,844,061	$16	$343,876	$(295,447)	$(305)	(288)	$47,852

	Common Stock $0.001 Par Value				Accumulated
					Other	Total
				Accumulated	Comprehensive	Stockholders’
	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	6,596	—	—	6,599
Translation gains	—	—	—	—	181	181
Net loss	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	$343,387	$(275,557)	$181	$68,027

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(4,478)	$(4,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	126	112
Income tax benefit	(330)	—
Change in fair value of contingent consideration	135	—
Right of use asset	82	45
Depreciation	32	18
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(447)	390
Accounts payable	(440)	13
Accrued expenses	568	(513)
Accrued employee benefits	(758)	(645)
Lease liability	(100)	(49)
Net Cash Used In Operating Activities	(5,610)	(4,902)

Cash Flows from Investing Activities
Purchase of property and equipment	(8)	—
Cash paid for business combination, net of cash acquired	—	(3,863)
Pre-acquisition loan to VCN	—	(417)
Net Cash Used in Investing Activities	(8)	(4,280)

Cash Flows from Financing Activities
Payment of debt	(55)	(1,376)
Net Cash Provided by Financing Activities	(55)	(1,376)

Effects of exchange rate changes on cash and cash equivalents	(35)	28
Net decrease in cash and cash equivalents and restricted cash	(5,708)	(10,530)
Cash and cash equivalents and restricted at the beginning of this period	41,884	67,325
Cash and cash equivalents and restricted cash at the end of this period	$36,176	$56,795

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$36,076	$56,692
Restricted cash included in other long-term assets	100	103
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$36,176	$56,795

Supplemental non-cash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$937	$—
Fair value of contingent consideration in a business combination	$—	$12,158
Fair value of equity issued as consideration in a business combination	$—	$6,599
Effective settlement of pre-closing VCN financing	$—	$417

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of Theriva Biologics S.L. (“VCN”, formerly known as VCN Biosciences, S.L.) (the “Acquisition”), described in more detail below, the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI), and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. On October 12, 2022, the Company changed its name to Theriva Biologics, Inc. In connection with the name change, its common stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022. Effective November 15, 2022, our acquired subsidiary VCN Biosciences, S.L. rebranded to Theriva Biologics, S.L. without other changes to its corporate structure.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. The interim results for the three months ended March 31, 2023 are not necessarily indicative of results for the full year.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of March 31, 2023 the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

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

As a result of the acquisition of VCN (see Note 3), the Company recorded two intangible assets: in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Long-Lived Assets

Long-lived assets include property, equipment and right-of-use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2023 and 2022.

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company has adopted ASU 2020-06 on January 1, 2022. The ASU impacted the analysis of the accounting treatment for the issuance of Convertible Preferred Series C & D stock during the third quarter of 2022, specifically the cash conversion and beneficial conversion features.

3. BUSINESS COMBINATION

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of Theriva Biologics, S.L , which at the time was known as VCN Biosciences, S.L.(the “VCN Shares”) from the shareholders of VCN. VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. Theriva’s lead product candidate, VCN-01, is being studied in a Company sponsored Phase 2 clinical trial for pancreatic cancer with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC) , retinoblastoma, brain tumors and pancreatic and ovarian cancers. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care chemotherapies or immunotherapies, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. Theriva has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares and pursuant to the terms of a purchase agreement that the parties entered into (the “Purchase Agreement”), the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock, $0.001 par value per share (the “Common Stock”). In addition to the consideration described above, under the terms of the purchase agreement that the parties entered into, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval, the Company paid Grifols $3.0 million in the fourth quarter of 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. BUSINESS COMBINATION - (continued)

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

Total purchase consideration including cash, common shares and contingent consideration was valued at approximately $22.8 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN “effectively settled”	417
Fair value of common shares issued	6,599
Fair value of contingent consideration	11,093
$22,809

As of March 31, 2023 and December 31, 2022, the fair value of the contingent consideration was approximately $10.3 million and 10.1 million, respectively. During the three months ended March 31, 2023, the Company recognized in operating expense a $135,000 fair value adjustment increase to contingent consideration. There was no fair value adjustment to contingent consideration for the three months ended March 31, 2022.

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

Theriva Biologics, S.L. operations recorded a net loss of $7.8 million from the date of Acquisition through March 31, 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. BUSINESS COMBINATION - (continued)

During the year ended December 31, 2022, the Company recognized the following measurement period adjustments:

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

The cumulative impact of the re-measurements as of the year ended December 31, 2022, was a reduction in accrued liabilities of $277,000, and increase in other receivables or $176,000, an increase in in-process R&D of $810,000; an increase in deferred tax liabilities of $202,000 and a decrease in goodwill of $1,061,000.

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN Acquisition had been completed as of January 1, 2022 (in thousands):

	Three months Ended March 31
(in thousands)	2023	2022
Net revenues	—	$—
Net loss	$(4,478)	$(4,796)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $0.2 million in transaction costs during the three months ended March 31, 2022, which were expensed as general, and administrative expense in the consolidated statements of operations. There were no acquisition costs incurred during the three months ended March 31, 2023.

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of March 31, 2023.

Goodwill (in thousands)
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	6,757
Goodwill impairment loss	—
Measurement Period Adjustments	(1,061)
Effects of exchange rates	(171)
Balance at December 31, 2022	5,525
Effects of exchange rates	92
Balance at March 31, 2023	$5,617

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Goodwill and Intangibles – (continued)

The following table provides the Company’s in-process R&D as of March 31, 2023.

In-process
R&D (in thousands)
Balance at December 31, 2021	$—
Acquired IPR&D	18,932
Measurement Period Adjustments	810
Effects of exchange rates	(592)
Balance at December 31, 2022	19,150
Effects of exchange rates	319
Balance at March 31, 2023	$19,469

During the quarter ending September 30, 2022, and the quarter ended December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a trigger event for impairment. The Company performed an impairment analysis and concluded that the Goodwill and IPR&D was not impaired as of September 30, 2022, and December 31, 2022. There was no trigger event during the three months ended March 31, 2023.

5. Fair Value of Financial Instruments

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

In connection with the Acquisition of VCN, the Company will be required pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 3. In September 2022 the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”) $3.0 million in Q4 2022. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $10.3 million as of March 31, 2023 and is reflected as current accrued contingent consideration of $4.9 million and non-current contingent consideration liability of $5.4 million in the consolidated balance sheet. During the three months ended March 31, 2023 the Company recognized in operating expense a $135,000 fair value adjustment increase to contingent consideration. There was no fair value adjustment during the three months ended March 31, 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,319	—	—	$10,319

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,184	—	—	$10,184

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	13.9% to 15.1%
		Weighted Average Discount rate	14.04%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	13.4% to 14.1%
		Weighted Average Discount rate	13.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2023	2022
Prepaid clinical research organizations	$2,474	$2,293
Prepaid manufacturing expenses	879	418
Prepaid insurance	440	637
Receivable from prior owner	229	144
Prepaid consulting, subscriptions and other expenses	197	155
VAT receivable	4	87

Total	$4,223	$3,734

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services. Receivable from prior VCN owner includes amounts due related to research and development tax rebates, VAT and corporate taxes.

Property and equipment, net (in thousands)

	March 31,	December 31,
	2023	2022
Computers and office equipment	$905	$897
Other Property, Plant and Equipment	210	208
Leasehold improvements	94	94
Software	12	11
	1,221	1,210
Less: accumulated depreciation and amortization	(897)	(865)

Total	$324	$345

Accrued expenses (in thousands)

	March 31,	December 31,
	2023	2022
Accrued manufacturing costs	$863	$197
Accrued clinical consulting services	838	807
Accrued vendor payments	375	492

Total	$2,076	$1,496

Accrued employee benefits (in thousands)

	March 31,	December 31,
	2023	2022
Accrued bonus expense	$325	$1,216
Accrued vacation expense	142	100
Accrued compensation expense	182	87

Total	$649	$1,403

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of March 31, 2023, there were 372 options issued and outstanding under the 2007 Stock Plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2023, there were 202,095 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of March 31, 2023. As of March 31, 2023, there were 2,093,002 options issued and outstanding under the 2020 Stock Plan. In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2023 and 2022.

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

7. Stock-Based Compensation – (continued)

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

A summary of stock option activity for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2021	625,565	$16.12	5.58 years	$—

Granted	1,728,000	0.58
Exercised	—	—
Expired	(43,126)	67.81
Forfeited	(14,541)	3.61
Balance - December 31, 2022	2,295,898	3.53	6.44 years	—

Granted	—	—
Exercised	—	—
Expired	(429)	404.83
Forfeited	—	—

Balance - March 31, 2023 - outstanding	2,295,469	$3.46	6.19 years	$172,500

Balance - March 31, 2023 - exercisable	636,009	$10.43	5.06 years	$18,542

Grant date fair value of options granted – three months ended March 31, 2023		$—

Weighted average grant date fair value – three months ended March 31, 2023		$—

Grant date fair value of options granted – year ended December 31, 2022		$706,264

Weighted average grant date fair value – year ended December 31, 2022		$0.41

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2023 and 2022 was $83,000 and $59,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2023 and 2022 were $43,000 and $53,000, respectively.

As of March 31, 2023, total unrecognized stock-based compensation expense related to stock options was $841,000, which is expected to be expensed through May 2025.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i)Class A Units (the “Class A Units”), consisting of an aggregate of 252,000 shares of the Common Stock, and five-year warrant to purchase an aggregate of 252,000 shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $6.90 per share and then again to $1.22 (each a “Warrant” and collectively, the “Warrants”) and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase an aggregate of 1,367,218 shares of Common Stock.

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of the Company’s Common Stock, to $6.90 per Warrant per full share of Common Stock in accordance with the antidilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its “at the market offering” facility. The effect of the change in the exercise price of the Warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional Warrants to purchase an additional 242,883 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock.

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 Warrants were exercised for cash proceeds of $8.0 million. There were no Warrants exercised during the year ended December 31, 2022, or the three months ended March 31, 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock Warrants – (continued)

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

A summary of all warrant activity for the Company for the quarter ended March 31, 2023 and the year ended December 31, 2022 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2021	634,497	1.24	1.78 years
Granted	—	—
Exercised	—	—
Forfeited	(71)	182
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2023	634,426	$1.22	0.53 years

On December 26, 2017, the Company entered into a consulting agreement for advisory services for a period of six months. As compensation for such services, the consultant was paid an upfront payment, a monthly fee and on January 24, 2018 was issued a warrant exercisable for 714 shares of the Company’s common stock on the date of issue. The warrant is equity classified and the fair value of the warrant approximated $9,000 and was measured using the Black-Scholes option pricing model. The warrant expired in December 2022.

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2023 was $4.5 million. Net loss attributable to common stockholders for the three months ended March 31, 2022 was $4.3 million. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three months ended March 31, 2023 were 2,295,469 and 634,426, respectively and for the three months ended March 31, 2022 were 610,772 and 634,426, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Related Party

On December 15, 2022, the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000. Ms. Shallcross had been performing services for us during 2022 for total compensation of less than $120,000.

11. Common and Preferred Stock

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P.(the “Securities Purchase Agreement”), pursuant to which the Company issued and sold 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock are convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s Common Stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

The Company included certain proposals at its 2022 annual meeting of stockholders, including to consider (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which may be extended to December 31, 2022 if certain conditions are met), and (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items.

Pursuant to the Securities Purchase Agreement, the Company filed certificates of designation (the “Certificates of Designation”) with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series C Preferred Stock and Series D Preferred Stock. The Certificate of Designation for the Series C Preferred Stock provides, in particular, that the Series C Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast votes on an as converted to Common Stock basis on the Stockholder Items. The Certificate of Designation for the Series D Preferred Stock provides, in particular, that the Series D Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast 20,000 votes per share of Series D Preferred Stock on the Stockholder Items and to vote the shares of the Series D Preferred Stock purchased in the Offering in the same proportion as shares of Common Stock and any other shares of capital stock of the Company that are entitled to vote thereon (excluding any shares of Common Stock that are not voted) on the Stockholder Items.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. Common and Preferred Stock – (continued)

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

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (now known as B. Riley Securities) to act as a sales agent, which agreement was amended and restated on February 9, 2021 to add Alliance Global Partners as a sale agent.  The amended and restated Sales Agreement (the “Amended and Restated Sales Agreement”)  enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. and A.G.P./Alliance Global Partners as the Company’s sales agent. Sales of common stock under the Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. The sales agents are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. The Company did not sell any shares of common stock during the three months ended March 31, 2023 through the Amended and Restated Sales Agreement.

12. Indebtedness

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia , Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans) The maturities of these loans are between 2027 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $100,000 relating to the RETOS loan, which is reflected a non-current assets on the balance sheet.

	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
	Current	Non-current	Current	Non-current

NEBT Loan	8	$32	13	31
RETOS 2015	58	128	44	190
	$66	$160	$57	$221

The difference between the fair value of these liabilities (when relevant conditions associated with the grants are met) and the amount received is recognized as a government grant and classified as other operating income in the statement of profit and loss.

A maturity analysis of the debt as of March 31, 2023 is as follows (amounts in thousands of dollars):

2023	8
2024	61
2025	64
2026	52
2027	32
2028	9
Total	226

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies

The Company’s existing lease as of March 31, 2023 for its U.S. location is classified as an operating lease. As of March 31, 2023, the Company has two operating leases for facilities. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand its space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona Spain for its 100 percent owned VCN subsidiary. The current lease is short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the VCN acquisition, a sublease was executed for Theriva to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of VCN. This lease was executed for an initial term estimated to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, the company moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the quarter ended March 31, 2023 and 2022 approximated $144,000 and $107,000, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of our operating leases as of March 31, 2023 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending March 31,

2023	490
2024	663
2025	673
2026	589
2027	368
Total	2,783

Discount factor	(544)
Lease liability	2,239
Lease liability – current	(437)
Lease liability – long term	$1,802

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies – (continued)

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

14. Subsequent Events

Effective May 10, 2023, The Company entered into a Separation Agreement and Release with Frank Tufaro (the “Separation Agreement”) and a consulting agreement with Mr. Tufaro. Mr. Tufaro had entered into an employment agreement with the Company on March 22, 2022 (the “Employment Agreement”) to serve as our Chief Operating Officer.

In accordance with the terms of the Employment Agreement, the Separation Agreement provides for (i) the payment to Mr. Tufaro of a total of $196,875, paid in bi-monthly installments, less applicable withholding, for a period of six months, (ii) reimbursement of COBRA coverage for himself, his spouse and other eligible dependents for the lesser of: six months or until he commences new employment or substantial self-employment, and (iii) acceleration of the vesting of his outstanding stock options (the “Option Awards”)and (iv) the extension of the period of time for which Mr. Tufaro has the right to exercise any vested shares subject to options until the earlier of (i) the expiration date of the Option Awards, or (ii) six (6) months from the separation date. The Separation Agreement contains mutual general releases of claims and non-disparagement provisions.

The Consulting Agreement has a term of six months unless sooner terminated. Either party may terminate the Consulting Agreement without cause at any time upon thirty (days’ prior written notice or with cause immediately. Mr. Tufaro will be compensated a set daily rate for each full day that he provides consulting services, pro-rated for any days services are provided less than eight hours.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our 2022 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2022 Form 10-K.

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the Acquisition of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below, we began transitioning our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, improve access of co-administered cancer therapies to the tumor, and promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included. our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

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

²Depending on funding/partnership. SYN-004 may enter an FDA-agreed Phase 3 clinical trial for the treatment of CDI.

³We have an option-license agreement with Massachusetts General Hospital to develop SYN-020 in several potential indications related to inflammation and gut barrier dysfunction.

Recent Clinical Developments

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

On February 16, 2023, we issued a press release announcing that the presentation of blinded safety and pharmacokinetic (PK) data from the ongoing Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD). These data were featured in a poster presentation at 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR, being held in Orlando, Florida from February 15-19, 2023. Cohort 1 of the study enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Twelve of these patients completed two doses of IV MER to be evaluable towards the study endpoints. While the study is on-going and remains blinded, key findings showcased in the poster presentation (#LBA6) titled “Interim Analysis of SYN-004 Phase 1b/2a Trial in Hematopoietic Cell Transplant (HCT) Recipients” include:

●	Adverse events (AEs) and serious adverse events (SAEs) observed in Cohort 1 were typical of those observed in allo-HCT patients and no AEs or SAEs were determined to be related to study drug treatment by the investigators.
●	Consistent with previous studies of SYN-004 in healthy volunteers, SYN-004 was not observed in blood samples from the majority of the evaluable patients.
●	Meropenem pharmacokinetics were as expected for this patient population.

Our Current Oncology-Focused Pipeline

Oncolytic Viruses

Our oncology platform is based on oncolytic virotherapy (“OV therapy”), which exploits the ability of certain viruses to kill tumor cells and trigger an anti-tumor immune response. This novel class of anticancer agents has unique mechanisms of action compared to other cancer drugs. Oncolytic viruses exploit the fact that cancer cells contain mutations that cause them to lose growth control and form tumors. Once inside a tumor cell, oncolytic viruses are designed to exploit the tumor cell machinery to generate thousands of additional copies of the virus, which then kill the tumor cell and spread to neighboring cells, causing a chain reaction of cell killing. This infection by OVs also alerts the immune system, which can then attack the virus infected cells and the tumor cells to help destroy the tumor in some instances.

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

VCN-01 has been administered to 82 patients across multiple Phase 1 clinical trials, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Current clinical update

We are currently conducting a Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC. Additional Phase 1 investigator sponsored studies are evaluating intravitreal VCN-01 in patients with retinoblastoma, a Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN and a Phase 1 Trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors

Phase 1 Clinical Trials in PDAC

The safety, tolerability, and potential dosing regimens for VCN-01 in patients with PDAC or colorectal cancer were evaluated in Phase 1 clinical trials evaluating intratumoral (n=8; NCT02045589) and intravenous (n= 42; NCT02045602) VCN-01 either alone or in combination with gemcitabine ± nab-paclitaxel (published in J. Immunother. Cancer 2021 Nov;9(11):e003254 and J. Immunother. Cancer 2022 Mar;10(3):e003255 respectively). Intravenous VCN-01 was found to have an acceptable safety/tolerability profile in PDAC and colorectal cancer patients and demonstrated compelling biochemical and clinical outcomes that enabled the advancement of VCN-01 into Phase 2 clinical trials in patients with metastatic PDAC.

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

Retinoblastoma

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

Six (6) patients have been treated with VCN-01 to date. This study is ongoing and the enrollment period has been extended to include additional patients. We anticipate meeting with the FDA during  the second half of 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma.

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

To date, we have completed the first of 3 study cohorts (Cohort 1), which enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. The study is on-going and remains blinded; however, key findings from blinded data for Cohort 1 are included below:

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

On February 16, 2023 and April 13, 2023 we announced the presentation of safety and pharmacokinetic data from Cohort 1 of the Phase 1b/2a Clinical Trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant recipients at the 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR and at the European Congress of Clinical Microbiology & Infectious Diseases (ECCMID) respectively.

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

During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020 (NCT05045833). On October 21, 2021 we announced that patient enrollment, dosing, and observation commenced in the Phase 1 MAD of SYN-020. The placebo-controlled, blinded study enrolled 32 healthy adult volunteers into four cohorts with SYN-020 administered orally in doses ranging from 5 mg to 75 mg twice daily for 14 days with a follow-up evaluation at day 35. Each cohort included six subjects who received SYN-020 and two who received placebo. On May 10, 2022, we announced positive safety data from the Phase 1 MAD study demonstrating that SYN-020 maintained a favorable safety profile and was well-tolerated across all dose levels. There were a few treatment-related adverse events, and all were mild (grade 1) and resolved without medical intervention. The most common adverse event, constipation, occurred in three out of 24 subjects in the treatment arm and in one out of eight subjects in the placebo arm. No adverse event led to discontinuation of the study drug and there were no serious adverse events. Additionally, fecal SYN-020 analyses verified intestinal bioavailability while plasma levels of SYN-020 were below the limit of quantitation in all samples at all timepoints verifying that SYN-020 was not absorbed into the systemic circulation.

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases. During the second quarter of 2021, we announced an amendment to our option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. Research published by a team of investigators led by Richard Hodin, MD, Chief of the Massachusetts General Hospital Division of General and Gastrointestinal Surgery and Professor of Surgery, Harvard Medical School, evaluated long-term oral supplementation of IAP, including SYN-020, in mice. Dr. Hodin’s research demonstrated that IAP administration, starting at 10 months of age, slowed the microbiome changes, gut-barrier dysfunction, and gastrointestinal and systemic inflammation that normally accompany aging. Additionally, the IAP administration resulted in improved metabolic profiles in the aged mice, diminished frailty, and extended lifespan. Under the terms of the agreement, we are granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. If executed, we plan to use this license in the advancement of an expanded clinical development program for SYN-020.

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

In March 2021, preclinical data obtained with VCN-11 was published (J Control Release. 2021 Apr 10;332:517-528), showing that VCN-11 induced 450 times more cytotoxicity in tumor cells than in normal cells. VCN confirmed VCN-11 hyaluronidase production by measuring the activity of the PH20 enzyme with a hyaluronic acid-degradation assay, and by measuring PH20 activity in VCN-11 infected tumors in vivo. VCN-11 evaded NAbs from different sources and tumor levels of VCN-11  were demonstrated in the presence of high levels of NAbs in vivo, whereas the control virus without ABD was neutralized. VCN-11 showed a low toxicity profile in athymic nude mice and Syrian hamsters, allowing treatments with high doses and fractionated administrations without major toxicities (up to 1.2x1011vp/mouse and 7.5x1011vp/hamster). VCN-11 increased ALT levels on day 3 within an acceptable range that returned to normal levels by day 9. Fractionated intravenous administration of VCN-11 (splitting the dose into two portions administered 4 h apart) appeared to improve VCN-11 circulation kinetics and increase tumor levels. VCN-11 showed antitumor efficacy in the presence of NAbs against Ad5 and itself.

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

The SYN-004 (ribaxamase) program is supported by IP that is assigned to Theriva Biologics, namely U.S. and foreign patents and patent application (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in at least 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

The SYN-020 (oral intestinal alkaline phosphatase (IAP)) program is supported by IP that is assigned to Theriva Biologics, namely U.S. and foreign patents and patent applications (in many major markets, e.g. Europe, China, Japan, Korea, Canada, and Australia). These patent applications, which cover various formulations, medical uses and manufacture of SYN-020, are expected to expire in 2038-2040, if granted, and without taking potential patent term extensions or patent term adjustment into account.

The VCN-01 and VCN-11 programs are supported by U.S. and foreign patents and patent applications that are assigned to VCN or exclusively licensed from Fundacio Privada Institut d’Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d’Oncologia (ICO), and Hospital Sant Joan de Déu in Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

In-process research and development (“ IPR&D”), assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At March 31, 2023 and 2022, we have accrued CRO expenses of $0.8 million and $1.0 million, respectively, that are included in accrued expenses. As of March 31, 2023, and 2022, we have prepaid CRO costs of $2.5 million and $0.3 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended March 31, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased to $2.2 million for the three months ended March 31, 2023, from $1.7 million for the three months ended March 31, 2022. This increase of 29% is primarily comprised of increased expense related to the fair value of the contingent consideration, additional salary and benefits related to new headcount, audit fees, consulting fees, travel, and VCN administrative expenses not included in the prior year, offset by a decrease in consulting and legal costs related to the VCN acquisition. The charge related to stock-based compensation expense was $87,000 for the three months ended March 31, 2023, compared to $85,000 for the three months ended March 31, 2022.

Research and Development Expenses

Research and development expenses increased to $3.0 million for the three months ended March 31, 2023, from approximately $2.6 million for the three months ended March 31, 2022. This increase of 15% is primarily the result of increased clinical trial expenses related to VCN-01 not incurred in the prior year, offset by lower expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $39,000 for the three months ended March 31, 2023, compared to $28,000 related to stock-based compensation expense for the three months ended March 31, 2022.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended March 31, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	March 31,	March 31,
Therapeutic Areas	2023	2022
VCN-01	$1,655	$60
Ribaxamase	196	376
SYN-020	65	659
Other therapeutic areas	60	53

Total direct costs	1,976	1,148
Total indirect costs	1,001	1,449

Total Research and Development	$2,977	$2,597

Other Income/Expense

Other income was $370,000 for the three months ended March 31, 2023 compared to other expense of $21,000 for the three months ended March 31, 2022. Other income for the three months ended March 31, 2023 is primarily comprised of interest income of $364,000 and exchange gain of $6,000. Other expense the three months ended March 31, 2022 is primarily comprised of exchange loss of $23,000, offset by interest income of $2,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $4.5 million, or $0.30 per basic and dilutive common share for the three months ended March 31, 2023, compared to a net loss of approximately $4.3 million, or $0.32 per basic common share and dilutive common share for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $36.1 million as of March 31, 2023, a decrease of $5.7 million from December 31, 2022. During the three months ended March 31, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $4.5 million for three months ended March 31, 2023. Cash and cash equivalents includes the net proceeds from sales of our Series C Preferred Stock and Series D Preferred Stock issued during the year ended December 31, 2022, proceeds from the sale of Common Stock in “at-the-market” (ATM) equity offerings during 2021 and cash proceeds through the exercise of a portion of the October 2018 warrants in 2021. With these additional sources of liquidity, we believe we will be able to fund our operations through the second quarter and into the third quarter of 2024. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

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

There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the Amended and Restated ATM Sales Agreement or other equity financings. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing.

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $35 million in early May 2023 is sufficient to fund our operations through at least the end of the second quarter of and into the third quarter 2024, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of March 31, 2023, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2023, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as its Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness over Non-Routine Transactions

During the course of the preparation of our interim and annual consolidated financial statements for the year ended December 31, 2022, we identified material weaknesses in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of non-routine transactions.

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

Material Weakness over Information Technology General Controls

During the preparation of our annual consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in our controls relating to general information technology controls over logical access and program change management for certain of our key information systems used to support the financial reporting process.

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

Material Weakness over Evidence of Control Performance

During the preparation of our annual consolidated financial statements for the year ended December 31, 2022, we identified a material weakness relating to the ineffective design and execution of management’s review of controls, particularly with regard to the precision of the review, evidence of review procedures performed, and the evaluation of the completeness and accuracy of information utilized in the performance of the control.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2022 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2022 Form 10-K.

RISKS RELATING TO OUR BUSINESS

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the three months ended March 31, 2023, our operating activities used net cash of approximately $5.6 million and our cash and cash equivalents were approximately $35 million through early May. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2023, our accumulated deficit totaled approximately $295.4 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned later stage clinical trials of VCN-01 (our proposed clinical trials in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, but may not be sufficient for additional trials of SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 15,124,061 shares of common stock were issued and outstanding as of March 31, 2023. At March 31, 2023, we had reserved 5,388,910 shares of common stock for issuance upon exercise of our outstanding options, preferred shares and warrants. In addition, at such date, we had 4,906,998 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 10,295,908, which in addition to the 15,124,061 shares issued and outstanding, would leave 324,580,031 authorized but unissued shares of common stock.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. During the preparation of our annual tax provision for the year ended December 31, 2022, we identified a material weakness over non-routine transactions related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of the non-routine transactions, a material weakness over information technology general controls over logical access and program change management for certain of our key information systems used to support the financial reporting process and a material weakness relating to performance over certain controls not being adequately documented. In addition, during the course of the review for the Quarterly Report for the quarter ended March 31, 2022, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

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

Date: May 11, 2023

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

3.4	Articles of Incorporation filed with the Nevada Secretary of State (Incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed October 19, 2009, File No. 001-12584.)

3.5	Amended and Restated Bylaws Adopted and Effective October 31, 2011 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2011, File No. 001-12584.)

3.6	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 16, 2012, File No. 001-12584.)

3.7	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 18, 2015, File No. 001-12584.)

3.8	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed September 8, 2017, File No. 001-12584.)

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

10.1*	Separation Agreement dated as of May 8, 2023 between Theriva Biologics, Inc. and Frank Tufaro

10.2*+††	Consulting Agreement dated as of May 8, 2023 between Theriva Biologics, Inc. and Frank Tufaro

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed herewith.

+ Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

†† Registrant has omitted certain portions of this exhibit in accordance with Item 601 (b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these exhibits to the SEC upon request