Form 10-Q
period 2023-06-30
Theriva Biologics, Inc.
filed 2023-08-08
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐    No ☒

As of August 2, 2023, the registrant had 17,042,765 shares of common stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Theriva Biologics,” the “Company,” “we,” “us” and “our” refer to Theriva Biologics, Inc. and our subsidiaries Theriva Biologics, S.L. (“VCN”, formerly known as VCN Biosciences, S.L.) Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”).

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$34,248	$41,786
Prepaid expenses and other current assets	3,717	3,734
Total Current Assets	37,965	45,520

Non-Current Assets
Property and equipment, net	301	345
Restricted cash	100	99
Right of use asset	1,956	1,199
In-process research and development	19,483	19,150
Goodwill	5,621	5,525
Deposits and other assets	23	23
Total Assets	$65,449	$71,861

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$741	$915
Accrued expenses	1,826	1,496
Accrued employee benefits	1,070	1,403
Contingent consideration, current portion	4,978	2,973
Loans payable-current	67	57
Operating lease liability	452	216
Total Current Liabilities	9,134	7,060

Non-current Liabilities
Non-current contingent consideration	5,773	7,211
Loan Payable - Long term	153	221
Deferred tax liabilities, net	952	1,618
Operating lease liability - Long term	1,684	1,187
Total Liabilities	17,696	17,297

Commitments and Contingencies
Temporary Equity
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized;275,000 issued and outstanding	2,006	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized;100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 17,762,010 issued and 17,041,777 outstanding at June 30, 2023 and 15,844,294 issued and 15,124,061 outstanding at December 31, 2022	18	16
Additional paid-in capital	346,176	343,750
Treasury stock at cost, 720,233 shares at June 30, 2023 and at December 31, 2022	(288)	(288)
Accumulated other comprehensive loss	(356)	(679)
Accumulated deficit	(300,531)	(290,969)
Total Stockholders’ Equity	45,019	51,830

Total Liabilities Temporary Equity, and Stockholders’ Equity	$65,449	$71,861

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating Costs and Expenses:
General and administrative	2,687	1,541	4,888	3,196
Research and development	3,133	3,485	6,110	6,082
Total Operating Costs and Expenses	5,820	5,026	10,998	9,278

Loss from Operations	(5,820)	(5,026)	(10,998)	(9,278)

Other Expense:
Exchange loss	(4)	(9)	1	(31)
Interest income	381	26	745	27
Total Other Income (Expense)	377	17	746	(4)

Net Loss	(5,443)	(5,009)	(10,252)	(9,282)
Income tax benefit	359	532	689	532
Net Loss Attributable to Common Stockholders	$(5,084)	$(4,477)	$(9,563)	$(8,750)

Net Loss Per Share - Basic and Dilutive	$(0.34)	$(0.28)	$(0.63)	$(0.59)

Weighted average number of shares outstanding during the period - Basic and Dilutive	15,166,209	15,844,061	15,145,252	14,837,832

Net Loss	(5,084)	(4,477)	(9,563)	(8,750)
Gain(Loss) on foreign currency translation	(51)	(1,442)	323	(1,261)
Total comprehensive loss	$(5,135)	$(5,919)	$(9,240)	$(10,011)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders Equity (Deficit)

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Translation gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	15,844,061	$16	$343,876	$(295,447)	$(305)	(288)	$47,852

Stock-based compensation	—	—	146	—	—	—	146
Stock issued under "at-the-market" offering	1,917,716	2	2,154	—	—	—	2,156
Translation gains(loss)	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(5,084)	—	—	(5,084)

Balance at June 30, 2023	17,761,777	18	346,176	(300,531)	(356)	(288)	45,019

	Common Stock $0.001 Par Value				Accumulated
					Other	Total
				Accumulated	Comprehensive	Stockholders’
	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	181	181
Net loss	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	(1,442)	(1,442)
Net loss	—	—	—	(4,477)	—	(4,477)

Balance at June 30, 2022	15,844,061	$16	$343,500	$(280,034)	$(1,261)	$62,221

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(9,563)	$(8,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	272	225
Income tax benefit	(689)	(532)
Change in fair value of contingent consideration	568	(442)
Non-cash lease expense	181	90
Depreciation	64	36
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53	518
Accounts payable	(181)	(295)
Accrued expenses	335	265
Accrued employee benefits	(337)	(272)
Operating lease liability	(205)	(101)
Net Cash Used In Operating Activities	(9,502)	(9,258)

Cash Flows from Investing Activities
Purchase of property and equipment	(17)	(14)
Cash paid for business combination, net of cash acquired	—	(3,863)
Pre-acquisition loan to VCN	—	(417)
Net Cash Used in Investing Activities	(17)	(4,294)

Cash Flows from Financing Activities
Payment of debt	(75)	(1,376)
Proceeds from issuance ATM offering, net of issuance costs	2,156	—
Net Cash Provided by (used in) Financing Activities	2,081	(1,376)

Effects of exchange rate changes on cash and cash equivalents	(98)	(35)
Net decrease in cash and cash equivalents and restricted cash	(7,536)	(14,963)
Cash and cash equivalents and restricted at the beginning of this period	41,884	67,325
Cash and cash equivalents and restricted cash at the end of this period	$34,348	$52,362

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$34,248	$52,266
Restricted cash included in other long-term assets	100	96
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$34,348	$52,362

Supplemental non-cash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$937	$—
Fair value of contingent consideration in a business combination	$—	$12,158
Fair value of equity issued as consideration in a business combination	$—	$6,599
Effective settlement of pre-closing VCN financing	$—	$417
Goodwill measurement period adjustment	$—	$277

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of Theriva Biologics S.L. (“VCN”, formerly known as VCN Biosciences, S.L.) (the “Acquisition”), described in more detail below, the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI), and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. On October 12, 2022, the Company changed its name to Theriva Biologics, Inc. In connection with the name change, its common stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022. Effective November 15, 2022, our acquired subsidiary VCN Biosciences, S.L. rebranded to Theriva Biologics, S.L. without other changes to its corporate structure.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. The interim results for the six months ended June 30, 2023 are not necessarily indicative of results for the full year.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of June 30, 2023 the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

Liquidity

As of June 30, 2023, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

Our cash and cash equivalents totaled $34.2 million as of June 30, 2023, a decrease of $7.5 million from December 31, 2022. During the three and six months ended June 30, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $5.1 million and $9.6 million for three and six months ended June 30, 2023, respectively. With our cash position of $32.8 million in early August 2023, we believe we will be able to fund our operations through the third quarter and into the fourth quarter of 2024. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the Fiscal 2022 Form 10-K.

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

2. Summary of Significant Accounting Policies – (continued)

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

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The payments include milestone payments to be made upon the achievement of clinical and commercialization milestones as well as single low digit royalty payments and payments upon receipt of sublicensing income. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long-term liabilities in the consolidated balance sheets.

Long-Lived Assets

Long-lived assets include property, equipment, and right-of-use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and six months ended June 30, 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. BUSINESS COMBINATION

Summary

On March 10, 2022, the Company completed the acquisition of all the outstanding shares of Theriva Biologics, S.L, which at the time was known as VCN Biosciences, S.L.(the “VCN Shares”) from the shareholders of VCN. VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. Theriva’s lead product candidate, VCN-01, is being studied in a Company sponsored Phase 2 clinical trial for pancreatic cancer with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC), retinoblastoma, brain tumors and pancreatic and ovarian cancers. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care chemotherapies or immunotherapies, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo- and immuno-therapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. Theriva has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares and pursuant to the terms of a purchase agreement that the parties entered into (the “Purchase Agreement”), the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock, $0.001 par value per share (the “Common Stock”). In addition to the consideration described above, under the terms of the purchase agreement that the parties entered into, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval, the Company paid Grifols $3.0 million in the fourth quarter of 2022.

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
$22,809

As of June 30, 2023 and December 31, 2022, the fair value of the contingent consideration was approximately $10.8 million and 10.2 million, respectively. During the three and six months ended June 30, 2023, the Company recognized in operating expense a $432,000 and 568,000, respectively, fair value adjustment increase to contingent consideration. During the three months ended June 30, 2022 the Company recognized fair value adjustment decrease to contingent consideration of $432,000.

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

Theriva Biologics, S.L. operations recorded a net loss of $8.3 million from the date of Acquisition through June 30, 2023.

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

Notes to Condensed Consolidated Financial Statements

3. BUSINESS COMBINATION - (continued)

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN Acquisition had been completed as of January 1, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenues	$—	$—	—	$—
Net loss	$(5,084)	$(4,967)	(9,563)	$(9,763)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $0.2 million in transaction costs during the three and six months ended June, 2022, which were expensed as general, and administrative expense in the consolidated statements of operations. There were no acquisition costs incurred during the three and six months ended June 31, 2023.

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of June 30, 2023.

Goodwill (in thousands)
Balance at December 31, 2021	$—
Goodwill from Acquisition of VCN	6,757
Goodwill impairment loss	—
Measurement Period Adjustments	(1,061)
Effects of exchange rates	(171)
Balance at December 31, 2022	5,525
Effects of exchange rates	96
Balance at June, 2023	$5,621

The following table provides the Company’s in-process R&D as of June 30, 2023.

In-process
R&D (in thousands)
Balance at December 31, 2021	$—
Acquired IPR&D	18,932
Measurement Period Adjustments	810
Effects of exchange rates	(592)
Balance at December 31, 2022	19,150
Effects of exchange rates	333
Balance at June 30, 2023	$19,483

During the quarter ended September 30, 2022, and the quarter ended December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a trigger event for impairment. The Company performed an impairment analysis and concluded that the Goodwill and IPR&D was not impaired as of September 30, 2022, and December 31, 2022. There was no trigger event during the three and six months ended June 30, 2023.

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

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these level 1 instruments.

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans extended by Spanish government. The carrying value of the loans payable approximate fair value and are classified under level 2.

In connection with the Acquisition of VCN, the Company will be required pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 3. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”) $3.0 million in Q4 2022. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $10.8 million as of June 30, 2023 and is reflected as current accrued contingent consideration of $5.0 million and non-current contingent consideration liability of $5.8 million in the consolidated balance sheet. During the three and six months ended June 30, 2023 the Company recognized in operating expense a $432,000 and $568,000, respectively, fair value adjustment increase to contingent consideration. During the three months ended June 30, 2022 the Company recognized in operating expense a $432,000 fair value adjustment decrease to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three and six months ended June 30, 2023 and 2022.

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,751	$—	$—	$10,751
Loans payable	220	—	220	—
Total liabilities	$10,971	$—	$220	$10,751

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,184	$—	$—	$10,184
Loans payable	278	—	278	—
Total liabilities	$10,462	$—	$278	$10,184

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of June 30, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	12.2% to 13.4%
		Weighted Average Discount rate	12.05%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	13.4% to 14.1%
		Weighted Average Discount rate	13.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

6. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2023	2022
Prepaid clinical research organizations	$2,065	$2,293
Prepaid manufacturing expenses	859	418
Prepaid insurance	321	637
Prepaid consulting, subscriptions and other expenses	182	155
Receivable from prior owner	146	144
VAT receivable	144	87

Total	$3,717	$3,734

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services. Receivable from prior VCN owner includes amounts due related to research and development tax rebates, VAT and corporate taxes.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	June 30,	December 31,
	2023	2022
Computers and office equipment	$901	$897
Other Property, Plant and Equipment	225	208
Leasehold improvements	94	94
Software	11	11
	1,231	1,210
Less: accumulated depreciation and amortization	(930)	(865)

Total	$301	$345

Accrued expenses (in thousands)

	June 30,	December 31,
	2023	2022
Accrued clinical consulting services	$961	$807
Accrued manufacturing costs	443	197
Accrued vendor payments	422	492

Total	$1,826	$1,496

Accrued employee benefits (in thousands)

	June 30,	December 31,
	2023	2022
Accrued bonus expense	$606	$1,216
Accrued compensation expense	350	87
Accrued vacation expense	114	100

Total	$1,070	$1,403

7. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of June 30, 2023, there were 86 options issued and outstanding under the 2007 Stock Plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of June 30, 2023, there were 202,095 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of June 30, 2023. As of June 30, 2023, there were 2,082,155 options issued and outstanding under the 2020 Stock Plan. In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and six months ended June 30, 2023 and 2022.

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2021	625,565	$16.12	5.58 years	$—

Granted	1,728,000	0.58
Exercised	—	—
Expired	(43,126)	67.81
Forfeited	(14,541)	3.61
Balance - December 31, 2022	2,295,898	3.53	6.44 years	—

Granted	—	—
Exercised	—	—
Expired	(715)	615.30
Forfeited	(10,847)	1.11

Balance – June 30, 2023 - outstanding	2,284,336	$3.35	5.67 years	$720,766

Balance – June 30, 2023 - exercisable	941,501	$7.02	4.65 years	$197,514

Grant date fair value of options granted – six months ended June 30, 2023		$—

Weighted average grant date fair value – six months ended June 30, 2023		$—

Grant date fair value of options granted – year ended December 31, 2022		$706,264

Weighted average grant date fair value – year ended December 31, 2022		$0.41

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and six months ended June 30, 2023 was $73,000 and $126,000, respectively, and $39,000 and $78,000 for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and six months ended June 30, 2023 was $29,000 and $58,000, respectively, and $21,000 and $41,000 for the three and six months ended June 30, 2022, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and six months ended June 30, 2023 was $33,000 and $66,000, respectively, and $46,000 and $93,000 for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and six months ended June 30, 2023 was $11,000 and $21,000, respectively, and $7,000 and $14,000 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, total unrecognized stock-based compensation expense related to stock options was $673,000, which is expected to be expensed through June 2025.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the six months ended June 30, 2023 and 2022.

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

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 Warrants were exercised for cash proceeds of $8.0 million. There were no Warrants exercised during the year ended December 31, 2022, or the six months ended June 30, 2023.

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

A summary of all warrant activity for the Company for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2021	634,497	1.24	1.78 years
Granted	—	—
Exercised	—	—
Forfeited	(71)	182
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2023	634,426	$1.22	0.28 years

9. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and six months ended June 30, 2023 was $5.1 million and 9.6, respectively. Net loss attributable to common stockholders for the three and six months ended June 30, 2022 was approximately $4.5 million and $8.8 million, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three and six months ended June 30, 2023 were 2,284,336 and 634,425, respectively and for the three and six months ended June 30, 2022 were 607,334 and 634,497, respectively, because their effect is anti-dilutive.

10. Related Party

On December 15, 2022, the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000. During the three and six months ended June 30, 2023,  Ms. Shallcross had $36,000 and $72,000 in compensations expense, respectively. Ms. Shallcross had been performing services for us during 2022 for total compensation of less than $120,000.

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

The Company included certain proposals at its 2022 annual meeting of stockholders, including (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which may be extended to December 31, 2022 if certain conditions are met), and (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items.

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

The Series C Preferred Stock and Series D Preferred Stock are classified as temporary equity as a result of the deemed liquidation provision. Transaction expenses paid to third parties will be charged to temporary equity and will not be accreted as deemed dividends until redemption becomes probable.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. Common and Preferred Stock – (continued)

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (now known as B. Riley Securities) to act as a sales agent, which agreement was amended and restated on February 9, 2021 to add Alliance Global Partners as a sale agent.  The amended and restated Sales Agreement (the “Amended and Restated Sales Agreement”) enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. and A.G.P./Alliance Global Partners as the Company’s sales agent. Sales of common stock under the Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. The sales agents are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. During the three and six months ended June 30, 2023, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 1.9 million shares of the Company’s common stock and received net proceeds of approximately $2.2 million. During the three and six months ended June 30, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

12. Indebtedness

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $100,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
	Current	Non-current	Current	Non-current

NEBT Loan	8	$24	13	31
RETOS 2015	59	129	44	190
	$67	$153	$57	$221

A maturity analysis of the debt as of June 30, 2023 is as follows (amounts in thousands of dollars):

2024	62
2025	64
2026	52
2027	32
2028	10
Total	220

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies

The Company’s existing leases as of June 30, 2023 for its U.S. and Spanish facilities are classified as an operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand its space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Theriva S.L. acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L.. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and six months ended June 30, 2023 approximated $158,000 and $303,000, respectively and $138,000 and $245,000 the three and six months ended June 30, 2022, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of our operating leases as of June 30, 2023 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending June 30,

2023	327
2024	664
2025	674
2026	589
2027	367
Total	2,621

Discount factor	(485)
Lease liability	2,136
Lease liability – current	(452)
Lease liability – long term	$1,684

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies – (continued)

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although the Company has not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects that these disruptions and increasing inflation could have on its operations.

Through the VCN Acquisition, the Company has operations in Spain is conducting research and development, manufacturing, and clinical trials in Western European countries. The invasion of Ukraine by Russia and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and despite the fact that we currently do not plan any clinical trials in Eastern Europe, may adversely impact the cost and conduct of R&D, manufacturing, and international clinical trials of our product candidates.

14. Subsequent events

On August 2, 2023, the Company announced that patient dosing has initiated in the U.S. and with four sites open in the U.S. and eight sites open in Spain and that the trial remains on track to be fully-enrolled in the first quarter of 2024. Dosing in Spain initiated in January 2023 and the first patients have now received their second doses of intravenous VCN-01. Initiating dosing in the U.S triggered the attainment of a milestone set forth in the Purchase Agreement which obligates requiring the Company to pay Grifols $3.25 million within 60 days.

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

Overview

We are a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the Acquisition of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below, we began transitioning our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets. SYN-004 and SYN-020 both have significant potential opportunity in non-oncology related indications. Advancement of these products may be better achieved through out-licensing or partnering and we are exploring opportunities for both SYN-004 and SYN-020 moving forward.

Recent Financial Developments

B Riley and AGP Securities Sales Agreement

During the quarter ended June 30, 2023, we sold an aggregate of 1.9 million shares of our common stock and received net proceeds of approximately $2.2 million before deducting issuance expenses.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

allo-HCT allogeneic hematopoietic cell transplant. CPI immune checkpoint inhibitor. HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. ODD Orphan Drug Designation. For other abbreviations see the text.

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

Recent Clinical Developments

On August 2, 2023, we announced that patient dosing has initiated in the U.S. and with four sites open in the U.S. and eight sites open in Spain and that the trial remains on track to be fully-enrolled in the first quarter of 2024. Dosing in Spain initiated in January 2023 and the first patients have now received their second doses of intravenous VCN-01. Initiating dosing in the U.S triggered the attainment of a milestone set forth in the Purchase Agreement which obligates requiring the Company to pay Grifols $3.25 million within 60 days,

On June 27, 2023 we announced that the U.S. Food and Drug Administration (FDA) has granted orphan drug designation to our lead clinical candidate VCN-01, our systemic, selective, stroma-degrading oncolytic adenovirus for the treatment of pancreatic cancer.

On February 16, 2023, we issued a press release announcing the presentation of blinded safety and pharmacokinetic (PK) data from the ongoing Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD). These data were featured in a poster presentation at 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR, being held in Orlando, Florida from February 15-19, 2023.

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

Our OV candidates’ products are engineered to efficiently infect and selectively replicate to a high extent in tumor cells versus normal host cells, which enables intravenous delivery. By contrast, many other oncolytic viruses in clinical development today are administered by direct injection into the tumor. Intravenous delivery has the potential to expand the therapeutic effect of OVs because the virus can infect both the primary tumor and tumor metastases throughout the body.

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

VCN-01 has been administered to 93 patients across multiple Phase 1 clinical trials and Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Current clinical update

We are currently conducting a Phase 2 trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC. Additional Phase 1 investigator sponsored studies are evaluating intravitreal VCN-01 in patients with retinoblastoma, a Phase 1 Trial of intravenous VCN-01 in combination with durvalumab in subjects with recurrent/ metastatic squamous cell carcinoma of the head and neck (SCCHN), a Phase 1 trial combining VCN-01 with huCART-meso cells in patients with pancreatic or serous epithelial ovarian cancer, and a Phase 1 trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors.

Phase 1 Clinical Trials in PDAC

The safety, tolerability, and potential dosing regimens for VCN-01 in patients with PDAC or colorectal cancer were evaluated in Phase 1 clinical trials evaluating intratumoral (n=8; NCT02045589) and intravenous (n= 42; NCT02045602) VCN-01 either alone or in combination with gemcitabine ± nab-paclitaxel (published in J. Immunother. Cancer 2021 Nov;9(11):e003254 and J. Immunother. Cancer 2022 Mar;10(3):e003255 respectively). Intravenous VCN-01 was found to have an acceptable safety/tolerability profile in PDAC and colorectal cancer patients and demonstrated compelling biochemical and clinical outcomes that enabled the advancement of VCN-01 into Phase 2 clinical trial in patients with metastatic PDAC.

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC (VIRAGE)

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

Six (6) patients have been treated in this Phase 1 trial with VCN-01 to date. This study is ongoing and the enrollment period has been extended to include additional patients. We anticipate meeting with the FDA during the second half of 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma.

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

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic Squamous Cell Carcinoma of the Head and Neck (SCCHN)

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1. It is marketed as IMFINZI® by AstraZeneca/MedImmune, who supplied the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 was administered to each patient only once during the trial at the VCN-01 dose level to which they were randomized. Durvalumab was administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 05, 2022 we announced a presentation of initial data from this study in a poster at the European Society for Medical Oncology (ESMO) 2022 Congress. The poster reported that treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration. The last patients in this study are currently being followed for overall survival and patent samples are being analyzed to evaluate potential VCN-01 pharmacodynamic effects. We expect to report additional results from this study in H2 2023 as data become available.

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

Our Current Gastrointestinal (GI) and Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-020 clinical programs are focused on the gastrointestinal tract (GI) and the gut microbiome, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications.

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

Phase 1b/2a Clinical Study in Allogeneic HCT Recipients

In August 2019, we entered into a Clinical Trial Agreement (CTA) with the Washington University School of Medicine (Washington University) to conduct a randomized, double-blinded, placebo-controlled Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft-versus-host-disease (aGVHD, NCT04692181). Under the terms of this agreement, we serve as the sponsor of the study and supply SYN-004 (ribaxamase). Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University and a member of the SYN-004 (ribaxamase) steering committee serves as the principal investigator of the clinical trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

To date, we have completed the first of 3 cohorts (Cohort 1) in this study, which enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. On September 27, 2022, we issued a press release announcing positive outcomes from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort and their recommendation that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) is administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam. On November 3, 2022 we announced the first patient had been dosed in Cohort 2. Patient dosing is on-going and if enrollment proceeds on the current schedule, we may be positioned to announce data readouts for the second cohort during the first half of 2024 and the third cohort during the first half of 2025

On February 16, 2023 and April 13, 2023 we announced the presentation of safety and pharmacokinetic data from Cohort 1 of the Phase 1b/2a Clinical Trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant recipients at the 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR and at the European Congress of Clinical Microbiology & Infectious Diseases (ECCMID) respectively.

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

SYN-006, SYN-007, other oncolytic virus

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

Intellectual Property

All of our programs are supported by growing patent estates. In total, Theriva Biologics has over 130 U.S. and foreign patents and over 65 U.S. and foreign patents pending. VCN, through assignment or exclusive licenses, controls over 40 U.S. and foreign patents and over 15 U.S. and foreign patents pending.

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

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs, business combinations, contingent consideration, and impairment of long-lived assets, goodwill and In-process research and development (“IPR&D”).

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

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that the Company acquires, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At June 30, 2023 and 2022, we have accrued CRO expenses of $1.0 million and $0.7 million, respectively, that are included in accrued expenses. As of June 30, 2023, and 2022, we have prepaid CRO costs of $2.1 million and $1.2 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased to $2.7 million for the three months ended June 30, 2023, from $1.5 million for the three months ended June 30, 2022. This increase of 80% is primarily comprised of increased expense related to the fair value of the contingent consideration adjustment of $0.9 million, along with higher audit fees, consulting fees, travel, and VCN administrative expenses not included in the prior year, offset by a decrease in legal costs related to the VCN acquisition. The charge related to stock-based compensation expense was $106,000 for the three months ended June 30, 2023, compared to $86,000 for the three months ended June 30, 2022.

Research and Development Expenses

Research and development expenses decreased to $3.1 million for the three months ended June 30, 2023, from approximately $3.5 million for the three months ended June 30, 2022. This decrease of 11% is primarily the result of lower expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients Phase 1a clinical trial of SYN-020, and decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020, offset by increased clinical trial expenses related to VCN-01. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $40,000 for the three months ended June 30, 2023, compared to $27,000 related to stock-based compensation expense for the three months ended June 30, 2022.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended June 30, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2023	2022
VCN-01	$1,659	$1,468
Ribaxamase	212	346
SYN-020	79	226
Other therapeutic areas	97	225

Total direct costs	2,047	2,265
Total indirect costs	1,086	1,220

Total Research and Development	$3,133	$3,485

Other Income/Expense

Other income was $377,000 for the three months ended June 30, 2023 compared to other expense of $17,000 for the three months ended June 30, 2022. Other income for the three months ended June 30, 2023 is primarily comprised of interest income of $381,000 and exchange loss of $4,000. Other income for the three months ended June 30, 2022 is primarily comprised of interest income of $26,000 offset by an exchange loss of $9,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.1 million, or $0.34 per basic and dilutive common share for the three months ended June 30, 2023, compared to a net loss of approximately $4.5 million, or $0.28 per basic common share and dilutive common share for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased to $4.9 million for the six months ended June 30, 2023, from $3.2 million for the six months ended June 30, 2022. This increase of 53% primarily comprised of increased fair value of the contingent consideration adjustment of $0.9 million, along with higher audit fees, consulting fees, travel, and VCN administrative expenses not included in the prior year, offset by a decrease in legal costs related to the VCN acquisition and director and officer insurance. The charge related to stock-based compensation expense was $193,000 for the six months ended June 30, 2023, compared to $172,000 the six months ended June 30, 2022.

Research and Development Expenses

Research and development expenses increased to $6.1 million for the six months ended June 30, 2023, from approximately $6.1 million for the six months ended June 30, 2022. The movement between the two periods is primarily the result of higher increased clinical trial expenses related to VCN-01, offset by lower expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, Phase 1a clinical trial of SYN-020, decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020 and lower other indirect costs. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $79,000 for the six months ended June 30, 2023, compared to $54,000 related to stock-based compensation expense for the six months ended June 30, 2022.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the six months ended June 30, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2023	2022
VCN-01	$3,314	$1,528
Ribaxamase	407	723
SYN-020	144	885
Other therapeutic areas	157	277

Total direct costs	4,022	3,413
Total indirect costs	2,088	2,669

Total Research and Development	$6,110	$6,082

Other Income/Expense

Other income was $746,000 for the six months ended June 30, 2023 compared to other expense of $4,000 for the six months ended June 30, 2022. Other income for the six months ended June 30, 2023 is primarily comprised of interest income of $745,000 and exchange gain of $1,000. Other expense for the six months ended June 30, 2022 is primarily comprised of exchange loss of $31,000, offset by interest income of $27,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $9.6 million, or $0.63 per basic and dilutive common share for the six months ended June 30, 2023, compared to a net loss of approximately $8.8 million, or $0.59 per basic common share and dilutive common share for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $34.2 million as of June 30, 2023, a decrease of $7.5 million from December 31, 2022. During the three and six months ended June 30, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $5.1 million and $9.6 million for three and six months ended June 30, 2023, respectively. With our cash position of $32.8 million in early August 2023, we believe we will be able to fund our operations through the third quarter and into the fourth quarter of 2024. Management believes its plan, which includes the additional testing of SYN-004 (ribaxamase) and the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital on the open market, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2022, our only source of cash was from the sales of our Series C Preferred Stock and Series D Preferred Stock. During the three and six months ended June 30, 2023, our only source of cash was from sales of our common stock through the Amended and Restated ATM Sales Agreement in which we sold 1.9 million shares of our stock for net proceeds of $2.2 million.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $32.8 million in early August 2023 is sufficient to fund our operations through at least the end of the third quarter of and into the fourth quarter 2024, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.

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

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $9.5 million and $9.3 million during the six months ended June 30, 2023 and 2022, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the six months ended June 30, 2023 increased compared to the same period in 2022 due primarily to the ramp up in our Phase 2 trial.

Cash Used In Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $17,000 for equipment purchase as compared to$ 4.3 million during the same period in the prior year, which were primarily related to the cash payment for the acquisition and a pre-acquisition loan to VCN.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 included at the market offering proceeds of $2.2 million from sales of 1.9 shares of our common stock which was offset by $75,000 of payments of debt.  Cash used in financing activities during the six months ended June 30, 2022 related solely to the payment of $1.4 million of debt  payments related to loans extended by certain Spanish institutions.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. ROU assets are included in other noncurrent assets and lease liabilities are included in other current and non-current liabilities in our condensed consolidated balance sheets. As of June 30, 2023, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2023, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as its Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness over Non-Routine Transactions

During the course of the preparation of our interim and annual consolidated financial statements for the quarters ending March, 31, 2022 June 30, 2022, September 30, 2022 and year ended December 31, 2022, we identified material weaknesses in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of non-routine transactions.

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

During the six months ended June 30, 2023, our operating activities used net cash of approximately $9.5 million and our cash and cash equivalents were approximately $34.2 million as of June 30, 2023. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2023, our accumulated deficit totaled approximately $300.5 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned clinical trials of VCN-01 (our proposed clinical trials in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, but may not be sufficient for additional trials of SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 17,041,777 shares of common stock were issued and outstanding as of June 30, 2023. At June 30, 2023, we had reserved 5,377,777 shares of common stock for issuance upon exercise of our outstanding options, preferred shares and warrants. In addition, at such date, we had 4,917,845 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 10,295,622, which in addition to the 17,041,777 shares issued and outstanding, would leave 322,622,601 authorized but unissued shares of common stock available to be issued.

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

We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In the event that we sell shares or other securities (other than pursuant to the ATM) at prices below the exercise price of the warrants that we issued in our October 2018 offering, the price protection anti-dilution provisions of the warrant provide that the exercise price of the warrants sold in our October 2018 offering is to be reduced which may result in additional warrant exercises and additional dilution to stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended June 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

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

Date: August 8, 2023

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

10.1

Separation Agreement dated as of May 8, 2023 between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-12584)

10.2+††

Consulting Agreement dated as of May 8, 2023 between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, File No. 001-12584)

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