Form 10-Q
period 2023-09-30
Theriva Biologics, Inc.
filed 2023-11-13
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐    No ☒

As of November 8, 2023, the registrant had 17,042,765 shares of common stock, $0.001 par value per share, outstanding.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$31,160	$41,786
Tax credit receivable	1,399	—
Prepaid expenses and other current assets	2,208	3,734
Total Current Assets	34,767	45,520

Non-Current Assets
Property and equipment, net	389	345
Restricted cash	97	99
Right of use assets	1,831	1,199
In-process research and development	18,925	19,150
Goodwill	5,460	5,525
Deposits and other assets	76	23
Total Assets	$61,545	$71,861

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$833	$915
Accrued expenses	5,590	1,496
Accrued employee benefits	1,269	1,403
Contingent consideration, current portion	—	2,973
Deferred research and development tax credit-current portion	525	—
Loans payable-current portion	65	57
Operating lease liability-current portion	461	216
Total Current Liabilities	8,743	7,060

Non-current Liabilities
Non-current contingent consideration	5,935	7,211
Non-current loans payable	150	221
Deferred tax liabilities, net	413	1,618
Non-current deferred research and development tax credit	874	—
Non-current operating lease liability	1,546	1,187
Total Liabilities	17,661	17,297

Commitments and Contingencies (Note 14)
Temporary Equity
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized; 275,000 issued and outstanding	2,006	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized; 100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 17,762,998 issued and 17,042,765 outstanding at September 30, 2023 and 15,844,294 issued and 15,124,061 outstanding at December 31, 2022	18	16
Additional paid-in capital	346,312	343,750
Treasury stock at cost, 720,233 shares at September 30, 2023 and at December 31, 2022	(288)	(288)
Accumulated other comprehensive loss	(1,058)	(679)
Accumulated deficit	(303,834)	(290,969)
Total Stockholders’ Equity	41,150	51,830

Total Liabilities, Temporary Equity, and Stockholders’ Equity	$61,545	$71,861

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating Costs and Expenses:
General and administrative	212	2,416	5,099	5,612
Research and development	4,006	2,570	10,115	8,652
Total Operating Costs and Expenses	4,218	4,986	15,214	14,264

Loss from Operations	(4,218)	(4,986)	(15,214)	(14,264)

Other Expense:
Exchange gain (loss)	6	(9)	7	(40)
Interest income	382	170	1,127	197
Total Other Income (Expense)	388	161	1,134	157

Net Loss Before Income Taxes	(3,830)	(4,825)	(14,080)	(14,107)
Income tax benefit	527	335	1,216	867
Net Loss Attributable to Theriva Biologics, Inc. and Subsidiaries	$(3,303)	$(4,490)	$(12,864)	$(13,240)

Effect of Warrant exercise price adjustment	—	(340)	—	(340)

Net Loss Attributable to Common Stockholders	$(3,303)	$(4,830)	$(12,864)	$(13,580)

Net Loss Per Share - Basic and Diluted	$(0.19)	$(0.30)	$(0.81)	$(0.87)

Weighted average number of shares outstanding during the period - Basic and Diluted	17,042,701	15,844,061	15,784,685	15,176,927

Net Loss	(3,303)	(4,490)	(12,864)	(13,240)
Loss on foreign currency translation	(702)	(1,527)	(379)	(2,844)
Total comprehensive loss	$(4,005)	$(6,017)	$(13,243)	$(16,084)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	$(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Translation gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	15,844,061	$16	$343,876	$(295,447)	$(305)	$(288)	$47,852

Stock-based compensation	—	—	146	—	—	—	146
Stock issued under “at-the-market” offering	1,917,716	2	2,154	—	—	—	2,156
Translation loss	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(5,084)	—	—	(5,084)

Balance at June 30, 2023	17,761,777	$18	$346,176	$(300,531)	$(356)	$(288)	$45,019

Stock-based compensation	—	—	135	—	—	—	135
Stock issued under “at-the-market” offering	988	—	1	—	—	—	1
Translation loss	—	—	—	—	(702)	—	(702)
Net loss	—	—	—	(3,303)	—	—	(3,303)

Balance at September 30, 2023	17,762,765	$18	$346,312	$(303,834)	$(1,058)	$(288)	$41,150

	Common Stock $0.001 Par Value				Accumulated
					Other	Total
				Accumulated	Comprehensive	Stockholders’
	Shares	Amount	APIC	Deficit	income	Equity

Balance at December 31, 2021	13,204,531	$13	$336,679	$(271,284)	$—	$65,408

Stock-based compensation	—	—	112	—	—	112
Issuance of Common Stock for VCN Acquisition	2,639,530	3	6,596	—	—	6,599
Translation gains (losses)	—	—	—	—	181	181
Net loss	—	—	—	(4,273)	—	(4,273)

Balance at March 31, 2022	15,844,061	$16	$343,387	$(275,557)	$181	$68,027

Stock-based compensation	—	—	113	—	—	113
Translation gains (losses)	—	—	—	—	(1,442)	(1,442)
Net loss	—	—	—	(4,477)	—	(4,477)

Balance at June 30, 2022	15,844,061	$16	$343,500	$(280,034)	$(1,261)	$62,221

Stock-based compensation	—	—	121	—	—	121
Translation gains (losses)	—	—	—	—	(1,464)	(1,464)
Net loss	—	—	—	(4,490)	—	(4,490)

Balance at September 30, 2022	15,844,061	$16	$343,621	$(284,524)	$(2,725)	$56,388

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(12,864)	$(13,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	407	346
Income tax benefit	(1,216)	(867)
Change in fair value of contingent consideration	(999)	(244)
Non-cash lease expense	283	137
Depreciation	96	60
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,524	780
Deposits and other assets	(54)	—
Accounts payable	(74)	(504)
Accrued expenses	883	(326)
Accrued employee benefits	(129)	271
Operating lease liability	(312)	(127)
Net Cash Used In Operating Activities	(12,455)	(13,714)

Cash Flows from Investing Activities
Purchase of property and equipment	(146)	(25)
Cash paid for business combination, net of cash acquired	—	(3,863)
Pre-acquisition loan to VCN	—	(417)
Net Cash Used in Investing Activities	(146)	(4,305)

Cash Flows from Financing Activities
Payment of loans payable	(75)	(1,376)
Proceeds from issuance under at-the-market offering, net of issuance costs	2,157	—
Proceeds from sale of Series C Preferred Stock, net of issuance cost	—	2,006
Proceeds from sale of Series D Preferred Stock, net of issuance cost	—	728
Net Cash Provided by Financing Activities	2,082	1,358

Effects of exchange rate changes on cash and cash equivalents	(109)	(84)
Net decrease in cash and cash equivalents and restricted cash	(10,628)	(16,745)
Cash and cash equivalents and restricted at the beginning of this period	41,885	67,325
Cash and cash equivalents and restricted cash at the end of this period	$31,257	$50,580

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$31,160	$50,490
Restricted cash included in other long-term assets	97	90
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,257	$50,580

Supplemental non-cash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$937	$—
Fair value of contingent consideration issued in a business combination	$—	$12,158
Fair value of equity issued as consideration in a business combination	$—	$6,599
Effective settlement of pre-closing VCN financing	$—	$417
Goodwill measurement period adjustment	$—	$(884)
In-process R&D measurement period adjustment	$—	$810
Deferred tax liability measurement period adjustment	$—	$202
Effect of Warrant exercise price adjustment	$—	$340

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition of Theriva Biologics S.L. (“VCN”, formerly known as VCN Biosciences, S.L.) (the “Acquisition”), described in more detail below, the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included its clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI), and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. On October 12, 2022, the Company changed its name to Theriva Biologics, Inc. In connection with the name change, its common stock began trading on the NYSE American LLC under the new ticker symbol “TOVX” effective as of the opening of trading hours on October 13, 2022. Effective November 15, 2022, the Company’s acquired subsidiary VCN Biosciences, S.L. rebranded to Theriva Biologics, S.L. without other changes to its corporate structure.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Form 10-K. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of results for the full year.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of September 30, 2023 the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

Liquidity

As of September 30, 2023, the Company has a significant accumulated deficit, the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization, Nature of Operations and Basis of Presentation – (continued)

The Company’s cash and cash equivalents totaled $31.2 million as of September 30, 2023, a decrease of $10.6 million from December 31, 2022. During the three and nine months ended September 30, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $3.3 million and $12.9 million, respectively. With the Company’s cash position of $26.1 million in early November 2023, the Company believes it will be able to fund its operations through the fourth quarter of 2024 and into the first quarter of 2025. Management believes its plan, which includes the advancement of current trials for VCN-01 and the on-going testing of SYN-004 (ribaxamase) will allow it to meet its financial obligations, further advance key products, and maintain its planned operations for at least one year from the issuance date of these consolidated financial statements. However, the actual amount of additional capital needed by the Company will also depend upon the costs to advance its VCN-01 clinical programs and whether it continues to develop SYN-004 internally, or out-licenses or partners such development. If necessary, the Company may attempt to utilize the at-the-market offering facility (“ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Form S-3 that currently registers the sale of the shares under the ATM Sales Agreement expires in May 2024. The ATM Sales Agreement can be amended so that shares issued would be registered under a new universal shelf registration statement on Form S-3. The Company anticipates filing the amendment prior to May 2024, but cannot guarantee filing such amendment. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), its long-term business plan may not be accomplished, and it may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

2. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the 2022 Form 10-K, except as noted below.

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

As a result of the acquisition of VCN (see Note 4), the Company recorded two intangible assets: in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

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

Long-Lived Assets

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development program sponsored by the Spanish government.  The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in Spain.  The reimbursements can be through either tax credits or direct refunds.  The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually.  Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period.

In the quarter ended June 30, 2023, the Company completed the certification and applied for direct reimbursement, as opposed to a tax credit, for its qualifying research and development expenses incurred in the year ended December 31, 2022.  The Company received approvals from the Spanish government in September and October 2023.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance.  Accordingly, the Company recognized a tax credit receivable related to amounts that had been approved by the Spanish government prior to September 30, 2023 and a corresponding deferred research and development tax credit as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. BUSINESS COMBINATION

Summary

On March 10, 2022 (the “Closing”), the Company completed the acquisition of all the outstanding shares of Theriva Biologics, S.L, which at the time was known as VCN Biosciences, S.L.(the “VCN Shares”) from the shareholders of VCN. VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. The Company’s lead product candidate, VCN-01, is being studied in a Company sponsored Phase 2 clinical trial for pancreatic cancer with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC), retinoblastoma, brain tumors and ovarian cancers. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care chemotherapies or immunotherapies, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo and immunotherapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares and pursuant to the terms of a purchase agreement that the parties entered into (the “Purchase Agreement”), the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock, $0.001 par value per share (the “Common Stock”). In addition to the consideration described above, under the terms of the purchase agreement that the parties entered into, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in metastatic pancreatic ductal adenocarcinoma (“PDAC”). Due to this approval, the Company paid Grifols $3.0 million in the fourth quarter of 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, the Company paid Grifols $3.25 million in the fourth quarter of 2023.

In anticipation of the Acquisition, prior to the Closing, the Company loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. At the Closing, VCN and Grifols entered into a sublease agreement for the sublease by VCN of laboratory and office space as well as a transitional services agreement. As a post-Closing covenant, the Company has agreed to commit to fund VCN’s research and development programs, including, but not limited to, VCN-01 in a pancreatic ductal adenocarcinoma PDAC Phase 2 trial, VCN-01 in a retinoblastoma (RB) Phase 2/3 trial and necessary general and administrative expenses within a budgetary plan of approximately $27.8 million.

Total purchase consideration including cash, shares of common stock and contingent consideration was valued at approximately $22.8 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN “effectively settled”	417
Fair value of common shares issued	6,599
Fair value of contingent consideration	11,093
$22,809

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. BUSINESS COMBINATION - (continued)

As of September 30, 2023 and December 31, 2022, the fair value of the contingent consideration was approximately $5.9 million and $10.2 million, respectively. During the three and nine months ended September 30, 2023, the Company recognized in operating expense a $1.6 million and $1.0 million, respectively, decrease in the fair value of the contingent consideration. Upon initiation of patient dosing in the U.S. during the three months ended September 30, 2023, $3.25 million that had previously been included as contingent consideration, became payable to Grifols and is included in accrued expenses as of September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized in operating expense a $227,000 and a $244,000 decrease in the fair value of the contingent consideration for the nine months ended September 30, 2022, respectively.

The allocation of the fair value of the VCN Acquisition updated for measurement period and other adjustments is shown in the table below.

Estimated fair value
($in thousands)
Cash and cash equivalents	$837
Receivables	1,889
Property and equipment	216
In-process research and development intangible asset	19,742
Goodwill	5,696
Deferred tax liabilities, net	(3,209)
Accounts payable	(522)
Accrued expenses	(113)
Accrued employee benefits	(90)
Loans payable-current	(67)
Other long-term liabilities	(1,570)

Total purchase consideration	$22,809

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. In connection with the Acquisition, the Company recognized $19.7 million of indefinite-lived in-process research and development intangible assets.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $5.7 million was established as a result of the Acquisition and is not tax deductible.

VCN operations recorded a net loss of $11.9 million from the date of Acquisition through September 30, 2023.

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

The cumulative impact of the re-measurements during the measurement period, was a reduction in accrued liabilities of $277,000, an increase in other receivables of $176,000, an increase in in-process R&D of $810,000; an increase in deferred tax liabilities of $202,000 and a decrease in goodwill of $1,061,000.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. BUSINESS COMBINATION - (continued)

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN Acquisition had been completed as of January 1, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net revenues	$—	$—	—	$—
Net loss	$(3,303)	$(4,853)	(12,864)	$(14,956)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $0.2 million in transaction costs during the nine months ended September 30, 2022, which were expensed as general, and administrative expense in the consolidated statements of operations. There were no acquisition costs incurred during the three and nine months ended September 30, 2023.

5. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of September 30, 2023.

Goodwill (in thousands)
Balance at December 31, 2022	$5,525
Effects of exchange rates	(65)
Balance at September 30, 2023	$5,460

The following table provides the Company’s in-process R&D as of September 30, 2023.

In-process
R&D (in thousands)
Balance at December 31, 2022	$19,150
Effects of exchange rates	(225)
Balance at September 30, 2023	$18,925

During the quarters ended September 30, 2023 and December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. The Company performed an impairment analysis and concluded that the Goodwill and IPR&D were not impaired as of September 30, 2023 and December 31, 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments

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

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rate loans extended by Spanish government. The carrying value of the loans payable approximate fair value and are classified under level 2.

In connection with the Acquisition of VCN, the Company will be required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 4. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the Company paid Grifols $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $5.9 million as of September 30, 2023 and is all reflected as non-current contingent consideration liability. There were no transfers in or out of the level 3 liabilities during the three and nine months ended September 30, 2023 and 2022 , with the exception of the reclassification of $3.25 million related to the milestone that was met in the current period and reclassified to accrued expenses.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities for the three and nine months ended September 30, 2023:

(in thousands)
Balance at March 10, 2022	$12,158
Change in fair value	(1,506)
Balance at June 30, 2022	$10,652
Change in fair value	199
Balance at September 30, 2022	$10,851

Contingent consideration, current portion	$8,614
Contingent consideration, net of current portion	2,237
Balance at September 30, 2022	$10,851

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments – (continued)

(in thousands)
Balance at December 31, 2022	$10,184
Change in fair value	135
Balance at March 30, 2023	10,319
Change in fair value	432
Balance at June 30, 2023	$10,751
Change in fair value	(1,566)
Reclassification of amounts to accrued expenses due to milestone being achieved	(3,250)
Balance at September 30, 2023	$5,935

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	5,935
Balance at September 30, 2023	$5,935

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$5,935	$—	$—	$5,935
Loans payable	215	—	215	—
Total liabilities	$6,150	$—	$215	$5,935

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,184	$—	$—	$10,184
Loans payable	278	—	278	—
Total liabilities	$10,462	$—	$278	$10,184

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of September 30, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	13.8% to 14.4%
		Weighted Average Discount rate	14.09%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 24.6%

As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	13.4% to 14.1%
		Weighted Average Discount rate	13.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2023	2022
Prepaid clinical research organizations	$1,190	$2,293
Prepaid manufacturing expenses	501	418
Prepaid consulting, subscriptions and other expenses	227	155
Prepaid insurance	114	637
VAT receivable	176	87
Receivable from Grifols	—	144

Total	$2,208	$3,734

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services. Receivable from Grifols includes amounts due related to research and development tax rebates, VAT and corporate taxes.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	September 30,	December 31,
	2023	2022
Computers and office equipment	$901	$897
Other property, plant and equipment	342	208
Leasehold improvements	94	94
Software	11	11
	1,348	1,210
Less: accumulated depreciation and amortization	(959)	(865)

Total	$389	$345

Accrued expenses (in thousands)

	September 30,	December 31,
	2023	2022
Milestone due to Grifols	$3,250	$—
Accrued clinical consulting services	1,353	807
Accrued manufacturing costs	640	197
Accrued vendor payments	347	492

Total	$5,590	$1,496

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2023	2022
Accrued bonus expense	$933	$1,216
Accrued compensation expense	206	87
Accrued vacation expense	130	100

Total	$1,269	$1,403

8. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of September 30, 2023, there were 86 options issued and outstanding under the 2007 Stock Plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2023, there were 202,095 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of September 30, 2023. As of September 30, 2023, there were 2,082,155 options issued and outstanding under the 2020 Stock Plan. In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2023 and 3,000 option were granted during the nine months ended September 30, 2022.

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

Expected life of the option—The period of time that the options granted are expected to remain unexercised. Options granted during the prior year have a maximum term of seven years. The Company estimates the expected life of the option term based on the weighted average life between the dates that options become fully vested and the maximum life of options granted.

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2021	625,565	$16.12	5.58 years	$—

Granted	1,728,000	0.58
Expired	(43,126)	67.81
Forfeited	(14,541)	3.61
Balance - December 31, 2022	2,295,898	3.53	6.44 years	—

Expired	(715)	615.30
Forfeited	(10,847)	1.11

Balance - September 30, 2023 - outstanding	2,284,336	$3.35	5.42 years	$—

Balance - September 30, 2023 - exercisable	1,147,007	$5.92	4.70 years	$—

Grant date fair value of options granted – year ended December 31, 2022		$706,264

Weighted average grant date fair value – year ended December 31, 2022		$0.41

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to employees for the three and nine months ended September 30, 2023 was $61,000 and $187,000, respectively, and $46,000 and $124,000 for the three and nine months ended September 30, 2022. Stock-based compensation expense included in research and development expenses relating to stock options issued to employees for the three and nine months ended September 30, 2023 was $29,000 and $87,000, respectively, and $21,000 and $62,000 for the three and nine months ended September 30, 2022, respectively.

Stock-based compensation expense included in general and administrative expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2023 was $34,000 and $101,000, respectively, and $47,000 and $141,000 for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense included in research and development expenses relating to stock options issued to consultants for the three and nine months ended September 30, 2023 was $11,000 and $32,000, respectively, and $7,000 and $21,000 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, total unrecognized stock-based compensation expense related to stock options was $539,000, which is expected to be expensed through July 2025.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the nine months ended September 30, 2023 and 2022.

9. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i) Class A Units (the “Class A Units”), consisting of an aggregate of 252,000 shares of the Common Stock, warrants to purchase an aggregate of 252,000 shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $6.90 per share and then again to $1.22 (each a “Warrant” and collectively, the “Warrants”) and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase an aggregate of 1,367,218 shares of Common Stock.

On November 16, 2020, the exercise price of the Warrants was reduced from $13.80 per Warrant per full share of the Company’s Common Stock, to $6.90 per Warrant per full share of Common Stock in accordance with the antidilution terms of the Warrant. The reduction was the result of the issuance of shares of Common Stock by the Company through its ATM facility. The effect of the change in the exercise price of the Warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $0.9 million during the year ended December 31, 2020, which reduces the income available to common stockholders. In addition, pursuant to the underwriting agreement that the Company had entered into with A.G.P./Alliance Global Partners (the “Underwriters”), as representative of the underwriters, the Company granted the Underwriters a 45 day option (the “Over-allotment Option”) to purchase up to an additional 242,883 shares of Common Stock and/or additional Warrants to purchase an additional 242,883 shares of Common Stock. The Underwriters partially exercised the Over-allotment Option by electing to purchase from the Company additional Warrants to purchase 180,783 shares of Common Stock.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock Warrants – (continued)

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 Warrants were exercised for cash proceeds of $8.0 million. There were no Warrants exercised during the year ended December 31, 2022, or the nine months ended September 30, 2023. The Warrants have expired in October 2023 and are no longer outstanding.

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

A summary of all warrant activity for the Company for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2021	634,497	1.24	1.78 years
Granted	—	—
Exercised	—	—
Forfeited	(71)	182
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance at September 30, 2023	634,426	$1.22	0.03 years

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and nine months ended September 30, 2023 was $3.3 million and 12.9, respectively. Net loss attributable to common stockholders for the three and nine months ended September 30, 2022 was approximately $4.8 million and $13.6 million, respectively. Net loss attributable to common stockholders for the three and nine months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share and for the three and nine months ended September 30, 2023 were 2,284,336 and 634,426, respectively and for the three and nine months ended September 30, 2022 were 607,370 and 634,497, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. Related Party

On December 15, 2022, the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000. During the three and nine months ended September 30, 2023, Ms. Shallcross had $36,000 and $108,000 in compensation expense, respectively. Ms. Shallcross had been performing services for the Company during 2022 for total compensation of less than $120,000.

12. Common and Preferred Stock

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

12. Common and Preferred Stock – (continued)

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

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (now known as B. Riley Securities) to act as a sales agent, which agreement was amended and restated on February 9, 2021 to add Alliance Global Partners as a sale agent. The amended and restated Sales Agreement (the “Amended and Restated Sales Agreement”) enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. and A.G.P./Alliance Global Partners as the Company’s sales agent. Sales of common stock under the Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. The sales agents are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. During the three and nine months ended September 30, 2023, the Company sold through the Amended and Restated Sales Agreement approximately 988 and 1.9 million shares, respectively, of the Company’s common stock and received net proceeds of approximately $1,000 and $2.2 million, respectively. During the three and nine months ended September 30, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

13. Indebtedness

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $97,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
	Current	Non-current	Current	Non-current

NEBT Loan	8	$24	13	31
RETOS 2015	57	126	44	190
	$65	$150	$57	$221

A maturity analysis of the debt as of September 30, 2023 is as follows (amounts in thousands of dollars):

2024	65
2025	59
2026	49
2027	32
2028	10
Total	215

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14. Commitments and Contingencies

The Company’s existing leases as of September 30, 2023 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand its space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an 8.5% interest rate.

The Company also leases research and office facilities in Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Theriva S.L. acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L.. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2023 approximated $156,000 and $454,000, respectively and $163,000 and $409,000 for the three and nine months ended September 30, 2022, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of September 30, 2023 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2023	161
2024	654
2025	664
2026	582
2027	368
Total	2,429

Discount factor	(422)
Operating lease liability	2,007
Operating lease liability – current	(461)
Operating lease liability – long term	$1,546

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14. Commitments and Contingencies – (continued)

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact the Company’s business in the future. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although the Company has not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects that these disruptions and increasing inflation could have on its operations.

Through the VCN Acquisition, the Company has operations in Spain related to conducting research and development, manufacturing, and clinical trials in Western European countries. The invasion of Ukraine by Russia, the war in the Middle East, and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt the Company’s supply chain, and despite the fact that it currently does not plan any clinical trials in Eastern Europe, may adversely impact the cost and conduct of R&D, manufacturing, and international clinical trials of its product candidates.

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

Recent Financial Developments

Tax Credit Receivable

During the quarter ended September 30, 2023, we recognized a $1.4 million tax credit receivable and offsetting deferred R&D tax credit. We participate in a research and development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain.  The reimbursements can be through either tax credits or direct refunds. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually.  Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. In the quarter ended June 30, 2023, we completed the certification and applied for direct reimbursement, for our qualifying research and development expenses incurred in the year ended December 31, 2022.  We received approvals from the Spanish government in September and October 2023. The credit will be amortized as a contra-expense over the two-year period 2024 and 2025.

B Riley and AGP Securities Sales Agreement

During the nine months ended September 30, 2023, we sold an aggregate of 1.9 million shares of our common stock and received net proceeds of approximately $2.2 million before deducting issuance expenses. During the quarter ended September 30, 2023, we sold an aggregate of 988 shares of our common stock and received net proceeds of approximately $1,000.

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

Recent Clinical Developments

On November 2, 2023, we issued a press release announcing that we executed an exclusive worldwide option to negotiate an exclusive license for certain Sant Joan de Déu-Barcelona Children’s Hospital (“SJD”) intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer. VCN-01 is Theriva’s systemic, selective, stroma-degrading oncolytic adenovirus. We will pay SJD an option fee of twenty-five thousand Euros (€25,000). Final license terms will be negotiated during a 12-month option period.

On October 23, 2023, we issued a press release announcing the presentation of new clinical data from the Phase 1 investigator-sponsored study with the Institut Catala d’Oncologia (ICO) evaluating VCN-01 in combination with durvalumab for patients with recurrent/metastatic squamous cell carcinoma of the head and neck (R/M HNSCC). The poster titled “Survival Outcomes in Phase I Trial Combining VCN-01 and Durvalumab (MEDI4736) in Subjects with Recurrent/Metastatic Head and Neck Squamous Cell Carcinoma Refractory to Previous Immunotherapy Treatment” was presented at the European Society for Medical Oncology (ESMO) Congress, being held both virtually and in Madrid, Spain from October 20-24, 2023.

Key Takeaways from the presentation include: VCN-01 combined with durvalumab showed encouraging overall survival (OS) in patients who previously progressed on anti-PD(L)-1 therapy.

●	Survival: VCN-01 induced upregulation of PD-L1, which correlated with enhanced patient survival.
●	In the concomitant (CS) cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months and progression free survival (PFS) was 1.7 months.
●	In the sequential (SS) cohort at the 3.3×10[12]vp dose OS was 15.5 months and PFS was 3.7, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months and PFS was 2.1 months.
●	VCN-01 induces changes in the immune status of tumors
●	VCN-01 combined with durvalumab increased CD8 T cells, a marker of tumor inflammation and the expression of PD(L)-1 in tumors. An increase of PD(L)-1 CPS (8/11 at day 8; 8/10 at day 28) and CD8 T cells (7/11 at day 8; 5/10 at day 28) from baseline were found in tumor biopsies.
●	VCN-01 alone increased the CPS score of tumor biopsies at day 8 after administration by 62.5% in the sequential arm.
●	VCN-01 induced PD(L)-1 upregulation with enhanced patient survival. A statistical correlation was observed between CPS on day 8 and patient OS (p=0.005).
●	Pharmacodynamics and shedding of VCN-01
●	PH20 expression from VCN-01 peaked on day 3-8 and remained elevated in some patients up to day 42. Quantification of VCN-01 genomes in stool demonstrated viral shedding that peaked at day 8.

On August 2, 2023, we announced that patient dosing has initiated in our Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC (VIRAGE) in the U.S. and with four sites open in the U.S. and eight sites open in Spain, the trial remains on track to be fully-enrolled in the first half of 2024. Dosing in Spain initiated in January 2023 and the first patients have now received their second doses of intravenous VCN-01. Initiating dosing in the U.S triggered the attainment of a milestone set forth in the Purchase Agreement which requiring us to pay Grifols $3.25 million within 60 days, which payment was made in October 2023.

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

VCN-01 has been administered to 105 patients across multiple Phase 1 clinical trials and Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

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

Phase 1 Clinical Trials in PDAC

The safety, tolerability, and potential dosing regimens for VCN-01 in patients with PDAC or colorectal cancer were evaluated in Phase 1 clinical trials evaluating intratumoral (n=8; NCT02045589) and intravenous (n= 42; NCT02045602) VCN-01 either alone or in combination with gemcitabine ± nab-paclitaxel (published in J. Immunother. Cancer 2021 Nov;9(11):e003254 and J. Immunother. Cancer 2022 Mar;10(3):e003255, respectively). Intravenous VCN-01 was found to have an acceptable safety/tolerability profile in PDAC and colorectal cancer patients and demonstrated compelling biochemical and clinical outcomes that enabled the advancement of VCN-01 into Phase 2 clinical trial in patients with metastatic PDAC.

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC (VIRAGE)

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is expected to enroll 92 patients and be conducted at approximately 25 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy. We expect the trial to be fully-enrolled in the first half of 2024

On August 2, 2023, we issued a press release announcing that patient dosing was initiated in the U.S. and that the first patients treated in Spain have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

Retinoblastoma

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two doses of VCN-01 injected 14 days apart using a dose escalation regimen. At this time, the dose-escalation phase of the study has already been completed in 6 patients distributed in two cohorts (2 x 109 vp/eye and 2 x 1010 vp/eye). VCN-01 was well tolerated to date after intravitreal administration, although some degree of intravitreal inflammation and associated turbidity were observed. Inflammation has been managed and potential turbidity minimized with local and systemic administration of anti-inflammatory drugs. VCN-01 does not appear to change the retinal function, and selective VCN-01 replication in retinoblastoma cells has been observed by immunohistochemical analysis. Replication within retinoblastoma tumors over time was detected and VCN-01 reduced the number of vitreous seeds in 4 out of 5 patients treated at 2 x 1010 vp/eye (n=5). The investigator has reported that one patient treated with VCN-01 has had a complete regression lasting more than 43 months.

Seven (7) patients have been treated in this Phase 1 trial with VCN-01 to date. This study is ongoing and the enrollment period has been extended to include additional patients. We anticipate meeting with the FDA during the fourth quarter of 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma.

On September 30, 2022, we issued a press release announcing an oral presentation entitled “Topotecan enhances oncolytic adenovirus infection, replication and antitumor activity in retinoblastoma,” featuring Dr. Angel Montero-Carcaboso, Researcher at Fundació Sant Joan de Déu at the SIOP 2022 Congress of the International Society of Pediatric Oncology, being held in Barcelona, Spain from September 28-October 1, 2022. The data from the study for which Dr. Angel Montero-Carcaboso is the lead investigator further support evaluation of VCN-01, an oncolytic adenovirus expressing hyaluronidase, and topotecan for the treatment of refractory retinoblastoma.

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic Squamous Cell Carcinoma of the Head and Neck (SCCHN)

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and recommended Phase 2 dose (RP2D) of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1. It is marketed as IMFINZI® by AstraZeneca/MedImmune, who supplied the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 was administered to each patient only once during the trial at the VCN-01 dose level to which they were randomized. Durvalumab was administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 5, 2022 we announced a presentation of initial data from this study in a poster at the European Society for Medical Oncology (ESMO) 2022 Congress. The poster reported that treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration. The last patients in this study are currently being followed for overall survival and patent samples are being analyzed to evaluate potential VCN-01 pharmacodynamic effects. We expect to report additional results from this study in H2 2023 as data become available.

On October 16, 2023, we announced a presentation of additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and objective response rate of 0%, most of the patients appeared to benefit from subsequent treatment.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.
●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
●	Increase of PDL1-CPS (16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.

●	CPS score of tumor biopsies was increased by administration of VCN-01 at day 8 after administration in the sequential group.
●	A statistical correlation between OS observed in patients and CPS on day 8 (p=0.005).

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

SYN-020 — Oral Intestinal Alkaline Phosphatase (IAP)

SYN 020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI and systemic inflammation, tighten the gut barrier to diminish “leaky gut,” diminish fat absorption, and promote a healthy microbiome. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 and anticipate a cost of for roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have also begun planning for potential development of SYN-020 in large market indications with significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging which are supported by our collaboration with Massachusetts General Hospital (“MGH”). Across the six major markets, the total prevalent cases of celiac disease are expected to increase from 5.8 million cases in 2013 to an expected 8.1 million cases in 2023, representing an annual growth rate of approximately 4%. During the same period, prevalent cases in the U.S. are expected to increase from 2.8 million in 2013 to an expected 4.3 million in 2023, representing a significant market opportunity.

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

During the third quarter of 2021 we initiated a Phase 1 clinical study evaluating multiple ascending doses (“MAD”) of SYN-020 (NCT05045833). On October 21, 2021 we announced that patient enrollment, dosing, and observation commenced in the Phase 1 MAD study of SYN-020. The placebo-controlled, blinded study enrolled 32 healthy adult volunteers into four cohorts with SYN-020 administered orally in doses ranging from 5 mg to 75 mg twice daily for 14 days with a follow-up evaluation at day 35. Each cohort included six subjects who received SYN-020 and two who received placebo. On May 10, 2022, we announced positive safety data from the Phase 1 MAD study demonstrating that SYN-020 maintained a favorable safety profile and was well-tolerated across all dose levels. There were a few treatment-related adverse events, and all were mild (grade 1) and resolved without medical intervention. The most common adverse event, constipation, occurred in three out of 24 subjects in the treatment arm and in one out of eight subjects in the placebo arm. No adverse event led to discontinuation of the study drug and there were no serious adverse events. Additionally, fecal SYN-020 analyses verified intestinal bioavailability while plasma levels of SYN-020 were below the limit of quantitation in all samples at all timepoints verifying that SYN-020 was not absorbed into the systemic circulation.

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

SYN-006, SYN-007, other oncolytic virus

To date, our Research programs that have been directed to the development of GI acting products have generated preclinical proof-of-concept with two potential pipeline products (SYN-006 and SYN-007) designed to expand the utility of our beta-lactamase strategy. SYN-007 is a specially formulated version of SYN-004 (ribaxamase) designed to be used with orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). The scope of our research is expanding to include development of new oncolytic virus products, and may include oncology applications of our existing products such as SYN-006 and SYN-007.

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

The SYN-020 (oral intestinal alkaline phosphatase (IAP)) program is supported by IP that is assigned to Theriva Biologics, namely U.S. and foreign patents and patent applications (in many major markets, e.g. Europe, China, Japan, Korea, Canada, and Australia). These patents and patent applications, which cover various formulations, medical uses and manufacture of SYN-020, are expected to expire in 2038-2040, without taking potential patent term extensions or patent term adjustment into account.

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

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs, contingent consideration, and impairment of , goodwill and In-process research and development (“IPR&D”).

Goodwill and IPR&D

The Company classifies intangible assets into two categories: (1) intangible assets with indefinite lives not subject to amortization and (2) goodwill. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with their carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. The Company tests the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. If a reporting unit’s carrying value exceeds its fair value, then the Company will record a goodwill impairment charge for the excess amount.

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

Goodwill represents the excess of the purchase price paid when the Company acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. The Company will conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the quarters ended September 30, 2023 and December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event. The Company performed an impairment analysis at September 30, 2023 and December 31, 2022 and concluded that the Goodwill and IPR&D was not impaired at both dates.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At September 30, 2023, we have accrued CRO expenses of $1.4 million that are included in accrued expenses. As of September 30, 2023, we have prepaid CRO costs of $1.2 million that are included in prepaid expenses.

Results of Operations

Three Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased to $212,000 for the three months ended September 30, 2023, from $2.4 million for the three months ended September 30, 2022. This decrease of 91% is primarily comprised of the decrease in the fair value of the contingent consideration of $1.6 million, along with lower salary and bonus costs, investor relations fees, audit fees, travel, and VCN administrative expenses not included in the prior year, offset by an increase in consulting fees. The charge related to stock-based compensation expense was $95,000 for the three months ended September 30, 2023, compared to $93,000 for the three months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased to $4.0 million for the three months ended September 30, 2023, from approximately $2.6 million for the three months ended September 30, 2022. This increase of 56% is primarily the result of higher clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, offset by decreased expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, Phase 1a clinical trial of SYN-020, and decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $40,000 for the three months ended September 30, 2023, compared to $28,000 related to stock-based compensation expense for the three months ended September 30, 2022.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the three months ended September 30, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2023	2022
VCN-01	$2,593	$980
Ribaxamase	226	253
SYN-020	85	125
Other therapeutic areas	190	98

Total direct costs	3,094	1,456
Total indirect costs	912	1,114

Total Research and Development	$4,006	$2,570

Other Income/Expense

Other income was $388,000 for the three months ended September 30, 2023 compared to other income of $161,000 for the three months ended September 30, 2022. Other income for the three months ended September 30, 2023 is primarily comprised of interest income of $382,000 and an exchange gain of $6,000. Other income for the three months ended September 30, 2022 is primarily comprised of interest income of $170,000 offset by an exchange loss of $9,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $3.3 million, or $0.19 per basic and diluted common share for the three months ended September 30, 2023, compared to a net loss of approximately $4.8 million, or $0.30 per basic common share and diluted common share for the three months ended September 30, 2022. Net loss attributable to common stockholders for the three months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000.

Nine Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased to $5.1 million for the nine months ended September 30, 2023, from $5.6 million for the nine months ended September 30, 2022. This decrease of 9% is primarily comprised of the decrease in the fair value of the contingent consideration of $1.0 million, along with lower salary and bonus expense, investor relations, legal costs related to the VCN acquisition and director and officer insurance offset by higher audit fees, consulting fees, and VCN administrative expenses not included in the prior year. The charge related to stock-based compensation expense was $288,000 for the nine months ended September 30, 2023, compared to $265,000 the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased to $10.1 million for the nine months ended September 30, 2023, from approximately $8.7 million for the nine months ended September 30, 2022. The movement between the two periods is primarily the result of higher clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, offset by lower expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, Phase 1a clinical trial of SYN-020, decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020 and lower other indirect costs. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC and our ongoing Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $119,000 for the nine months ended September 30, 2023, compared to $83,000 related to stock-based compensation expense for the nine months ended September 30, 2022.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the nine months ended September 30, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2023	2022
VCN-01	$5,907	$2,509
Ribaxamase	634	975
SYN-020	229	1,010
Other therapeutic areas	347	375

Total direct costs	7,117	4,870
Total indirect costs	2,998	3,782

Total Research and Development	$10,115	$8,652

Other Income/Expense

Other income was $1.1 million for the nine months ended September 30, 2023 compared to other income of $157,000 for the nine months ended September 30, 2022. Other income for the nine months ended September 30, 2023 is primarily comprised of interest income of $1.1 million and an exchange gain of $7,000. Other income for the nine months ended September 30, 2022 is primarily comprised of interest income of $197,000, offset by an exchange loss of $40,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $12.9 million, or $0.82 per basic and diluted common share for the nine months ended September 30, 2023, compared to a net loss of approximately $13.6 million, or $0.87 per basic common share and diluted common share for the nine months ended September 30, 2022. Net loss attributable to common stockholders for the nine months ended September 30, 2022 includes the effect of the warrant exercise price adjustment of $340,000.

Liquidity and Capital Resources

As of September 30, 2023, we have a significant accumulated deficit of $303.8 million, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses and incurred negative cash flows since inception. We expect to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $31.2 million as of September 30, 2023, a decrease of $10.6 million from December 31, 2022. During the three and nine months ended September 30, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $3.3 million and $12.9 million for the three and nine months ended September 30, 2023, respectively. With our cash position of $26.1 million in early November 2023, we believe we will be able to fund our operations through the fourth quarter and into the first quarter of 2025. Management believes its plan, which includes the advancement of VCN-01 and the additional testing of SYN-004 (ribaxamase) will allow us to meet our financial obligations, further advance key products, and maintain our planned operations for at least one year from the issuance date of these consolidated financial statements. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital on the in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2022, our only source of cash was from the sales of our Series C Preferred Stock and Series D Preferred Stock. During the nine months ended September 30, 2023, our only source of cash was from sales of our common stock through the Amended and Restated ATM Sales Agreement in which we sold 1.9 million shares of our stock for net proceeds of $2.2 million.

There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the Amended and Restated ATM Sales Agreement or other equity financings. Form S-3 that currently registers the sale of the shares under the ATM Sales Agreement expires in May 2024. The ATM Sales Agreement can be amended so that shares issued would be registered under a new universal shelf registration statement on Form S-3. The Company anticipates filing the amendment prior to May 2024, but cannot guarantee filing such amendment. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing.

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $26.1 million in early November 2023 is sufficient to fund our operations through at least the end of the fourth quarter of 2024 and into the first quarter 2025, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.

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

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $12.5 million and $13.7 million during the nine months ended September 30, 2023 and 2022, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the nine months ended September 30, 2023 decreased compared to the same period in 2022 due primarily to the increase in interest income, which led to a decrease in net loss.

Cash Used In Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was $146,000 for equipment purchases as compared to $4.3 million during the same period in the prior year, which were primarily related to the cash payment for the acquisition and a pre-acquisition loan to VCN.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 included at the market offering proceeds of $2.2 million from sales of 1.9 million shares of our common stock which was offset by $75,000 of payments of debt that we incurred when we acquired VCN. Cash provided by financing activities during the nine months ended September 30, 2022 related to the proceeds received from the issuance of Series C and D preferred stock offset by the payment of $1.4 million of debt payments related to loans extended by certain Spanish institutions.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations

Leases

At the inception of a contract we determine if the arrangement is, or contains, a lease. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of September 30, 2023, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2023, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Material Weakness over Non-Routine Transactions

During the course of the preparation of our interim and annual consolidated financial statements for the quarters ending March, 31, 2022 June 30, 2022, and September 30, 2022 and the year ended December 31, 2022, we identified material weaknesses in our controls relating to accounting and disclosure controls for non-routine transactions. Specifically, the controls related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of non-routine transactions.

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

Changes in Internal Control Over Financial Reporting

Except for the continued remediation related to material weaknesses described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended September 30, 2023, our operating activities used net cash of approximately $12.3 million and our cash and cash equivalents were approximately $31.2 million as of September 30, 2023. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2023, our accumulated deficit totaled approximately $303.8 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned clinical trials of VCN-01 (in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 17,042,765 shares of common stock were outstanding as of September 30, 2023. At September 30, 2023, we had reserved 5,377,777 shares of common stock for issuance upon exercise of our outstanding options, preferred shares and warrants. In addition, at such date, we had 4,917,845 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 10,295,622, which in addition to the 17,042,765 shares outstanding, would leave 322,661,613 authorized but unissued shares of common stock available to be issued.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. During the preparation of our annual tax provision for the year ended December 31, 2022, we identified a material weakness over non-routine transactions related to the review of internally and externally prepared reports and analysis used in the financial reporting process and the related income tax implication of the non-routine transactions, a material weakness over information technology general controls over logical access and program change management for certain of our key information systems used to support the financial reporting process and a material weakness relating to performance of certain controls not being adequately documented. In addition, during the course of the review for the Quarterly Report for the quarter ended March 31, 2022, we identified a material weakness in our controls relating to accounting and disclosure controls for non-routine transactions. While we are taking and we plan to continue to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

We did not sell any equity securities during the quarter ended September 30, 2023 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 9, 2023, our Board of Directors amended and restated the Company’s amended and restated bylaws (the “Bylaws”), effective October 3, 2023. The Bylaws include new provisions related to advance notice procedures and the procedures by which stockholders may recommend nominees to our Board of Directors.

Section 1.11 sets forth advance notice procedures for director nominations and other stockholder proposals. Stockholders seeking to nominate candidates for election as directors at or bring other business before an annual or special meeting of stockholders must provide timely notice thereof in writing. To be timely, stockholders who wish to directly recommend candidates for election to the Board at an annual meeting must give written notice to the Chairman of the Nominations Committee, which notice shall be delivered not less than 120 days prior to the anniversary of the preceding year’s annual meeting. Stockholders who wish to bring other proposals before an annual meeting must give written notice to the Secretary of the Company, which notice shall be delivered not less than 120 days prior to the anniversary of the preceding year’s annual meeting to be considered timely. Such stockholders’ notice must comply with the various requirements set forth in paragraphs (c) and (e) of Section 1.11, as applicable.

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

Date: November 13, 2023

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

3.12

Certificate of Amendment to Certificate of Designation for Series B Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed October 15, 2018, File No. 001-12584.)

3.13

Certificate of Amendment to the Certificate of Designation for the Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed on February 1, 2021 File No. 001-12584.)

3.14

Certificate of Designation for Series C Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 29, 2022, File No. 001-12584.)

3.15

Certificate of Designation for Series D Preferred Stock to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed July 29,2022, File No. 001-12584.)

3.16	Second Amended and Restated Bylaws ( Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 11, 2023, File No. 001-12584.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed herewith.

+ Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.

†† Registrant has omitted certain portions of this exhibit in accordance with Item 601 (b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these exhibits to the SEC upon request