Form 10-K
period 2023-12-31
Theriva Biologics, Inc.
filed 2024-03-25
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $16,791,123 million based on $1.00, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of March 21, 2024, the registrant had 17,148,049 shares of common stock outstanding.

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

Risks Related to Our Financial Position and Capital Requirements

●	Our consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months.
●	We will need to raise additional capital to operate our business.
●	We expect to continue to incur significant operating and capital expenditures and we will need additional funds to support our operations.
●	The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.
●	We currently have a limited operating history as an oncology company, no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.
●	We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.
●	If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Risks Related to Our Business

●	Prior to 2022 we did not conduct any cancer research and development activities and there can be no assurance that we will successfully be able to do so.
●	The development and commercialization of oncolytic viruses have experienced certain challenges.
●	Our research and development efforts may not succeed in developing successful products and technologies.
●	We may not realize the benefits from any strategic alliances we form or licensing arrangements we enter into.

●	We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.
●	We may incur additional expenses in connection with our licenses and collaboration arrangements and our development of our product candidates.
●	Developments by competitors may render our products or technologies obsolete or non-competitive.
●	We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
●	If the parties we depend on for product manufacturing are unsuccessful in providing adequate drug supply, or if existing drug supply becomes unusable, it may delay or impair our ability to develop, manufacture and market our product candidates.
●	Any problems obtaining the standard of care drugs that we administer with VCN-01, could result in a delay or interruption in our clinical trials.
●	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
●	Global health crises may adversely affect our planned operations.
●	Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
●	Unfavorable economic conditions could adversely affect our business, financial condition or results of operations.
●	We rely extensively on our information technology systems which are vulnerable to risks, including cybersecurity and data leakage risks.
●	Our business and operations would suffer in the event of computer system failures.
●	Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Regulatory Risks

●	If we do not obtain the necessary regulatory approvals we may not be able to develop or sell our product candidates.
●	Clinical trials are very expensive, time consuming, and difficult to design and implement.
●	The results of our clinical trials may not support our proposed product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.
●	Difficulties in enrolling, retaining, or completing patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.
●	Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in clinical development, preclude approval or limit the commercial potential of the product candidate.
●	It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates,.
●	Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community.
●	We depend on third parties, including researchers and sublicensees, who are not under our control.
●	We currently have no marketing, sales or distribution organization and have no experience in marketing products as a company.
●	Reimbursement may not be available for our product candidates, which would impede sales.
●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
●	If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations, any of which could harm our business.
●	If we obtain approval to commercialize our clinical product candidates outside of the United States, a variety of risks associated with international operations could harm our business
●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Intellectual Property Risks

●	We rely on patent applications and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.
●	We may incur substantial costs as a result of litigation or other proceedings relating to protecting our intellectual property rights, as well as costs associated with lawsuits.
●	If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.

●	We enjoy restricted geographical protection with respect to certain patents.
●	We may become subject to claims challenging inventorship or ownership of our patents and other intellectual property.

Risks Related to Our Securities

●	We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange.
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.
●	Our Articles of Incorporation and bylaws and Nevada law have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	We do not intend to pay dividends in the foreseeable future on our common stock.
●	Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.
●	The shares of common stock offered under our current Amended and Restated At The Market Issuance Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Item 1.    Business.

Overview

We are a diversified clinical-stage company developing therapeutics designed ot treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we began transitioning our strategic focus to oncology, which is now our primary focus, through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified to express an enzyme, PH20 hyaluronidase, is currently being administered in a Phase 2 clinical study for the treatment of pancreatic cancer, a Phase 1 clinical study for the treatment of retinalblastoma, a Phase 1 clinical study for the treatment of  head and neck squamous cell carcinoma and a Phase 1 clinical study for the treatment of solid tumors.

Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering.

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

4We have an option agreement with Sant Joan de Déu-Barcelona Children’s Hospital to license their intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer.

Our Current Oncology-Focused Pipeline

Oncolytic Viruses

Our oncology platform is based on oncolytic virotherapy (“OV therapy”), which exploits the ability of certain viruses to kill tumor cells and trigger an anti-tumor immune response. This novel class of anticancer agents has unique mechanisms of action compared to other cancer drugs. Oncolytic viruses exploit the fact that cancer cells contain mutations that cause them to lose growth control and form tumors. Once inside a tumor cell, oncolytic viruses exploit the tumor cell machinery to generate thousands of additional copies of the virus, which then kill the tumor cell and spread to neighboring cells, causing a chain reaction of cell killing. This infection and tumor cell killing by OVs also alerts the immune system, which can then attack the virus infected tumor cells to help destroy the tumor in some instances.

Our OV product candidates are engineered to efficiently infect and selectively replicate to a high extent in tumor cells versus normal host cells, which enables intravenous delivery. By contrast, many other oncolytic viruses in clinical development today are administered by direct injection into the tumor. Intravenous delivery has the potential to expand the therapeutic effect of OVs because the virus can infect both the primary tumor and tumor metastases throughout the body.

Our first product candidate, VCN-01, is a clinical stage oncolytic human adenovirus that is modified to express an enzyme,PH20 hyaluronidase, that degrades hyaluronan in the tumor stroma, which helps the virus and other molecules to penetrate and spread throughout the tumor. VCN-01 can be used alone or in combination with other cancer therapies, such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics with Orphan Drug designation in our target indications, they will be further protected by data and/or market exclusivity in major markets.

VCN-01 — An oncolytic human type-5 adenovirus engineered for intravenous administration and to express a tumor matrix degrading enzyme (PH20 hyaluronidase) that facilitates the entry of therapeutics and immune cells into tumors

VCN-01 is a genetically modified oncolytic adenovirus that has been engineered to contain four independent genetic modifications on the backbone of the wild-type human adenovirus serotype 5 (HAd5) genome. These modifications have been shown in preclinical and clinical studies to confer tumor selective replication and antitumor activity. VCN-01 was engineered to replicate in and kill virtually all types of solid tumor cells, to expose tumor neoantigens of lysed tumors, to reduce liver tropism, and to express PH20 hyaluronidase to enhance the penetration of virus, chemotherapy, immuno-oncology therapy, and immune cells into the tumor.

Malignant tumors are made up of tumor cells as well as significant supporting tissue known as tumor stroma. The tumor stroma supports the formation and growth of tumors and contains cells and other components that are required for robust tumor growth and metastasis. The stroma also forms an effective barrier to the entry of therapeutic agents such as chemotherapy and immuno-oncology products . A key structural component of the tumor stroma is hyaluronic acid, and tumor levels of hyaluronic acid have been clinically associated with reduced survival in metastatic pancreatic cancer patients. VCN-01 is designed to overcome the stroma barrier problem by expressing the hyaluronan degrading enzyme PH20 hyaluronidase after it infects tumor cells. Expression of PH20 by VCN-01 is designed to degrade the hyaluronic acid within the tumor stroma and improves virus spread throughout the tumor. Based upon the foregoing, we believe our oncolytic virus platform, exemplified by VCN-01, represents a new and potentially powerful form of therapy that combines tumor cell killing, anti-tumor immunity and stroma destruction after intravenous delivery.

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

VCN-01 has been administered to 116 patients across multiple Phase 1 clinical trials and Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Pancreatic Ductal Adenocarcinoma

Cancer of the pancreas consists of two main histological types: cancer that arises from the ductal (exocrine) cells of the pancreas or, much less often, cancers may arise from the endocrine compartment of the pancreas. Pancreatic ductal adenocarcinoma (“PDAC”) accounts for more than 90% of all pancreatic tumors. It can be located either in the head of the pancreas or in the body-tail. Pancreatic cancer usually metastasizess to the liver and peritoneum. Other less common metastatic sites are the lungs, brain, kidney and bone. In its early stages, pancreatic cancer does not typically result in any characteristic symptoms. In many instances, progressive abdominal pain is the first symptom. Therefore, in most cases, pancreatic cancer is diagnosed in its late stages (locally advanced non-metastatic or metastatic stage of the disease) when surgical resection and possibly curative treatment is not possible. It is generally assumed that only 10% of cases are resectable at presentation, whereas 30-40% of patients are diagnosed at local advanced/unresectable stage and 50-60% present with distant metastases.

PDAC Clinical Unmet Need and Market Opportunity

PDAC is one of the most fatal cancers, accounting for the 4th highest cause of cancer-associated deaths in the US and the European Union. Despite significant research efforts, minimal progress has been achieved to date. The five-year overall survival rate is < 10% and has not substantially improved over the last 30 years. Surgery is the only treatment that offers the prospect of long term-survival; however, the 5-year survival for the limited number of patients in whom resection is possible remains low (20 – 30%). Patients with advanced disease are managed with chemotherapy. In recent years, the combination of gemcitabine with albumin-bound paclitaxel (GA), and the combination of folic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) have emerged as the standard of care. More recently, liposomal irinotecan, approved for second line PDAC in combination with fluorouracil and leucovorin, has shown potential as first line therapy when administered along with 5-FU and other chemotherapies. However, the results are still very poor and new therapeutic interventions are needed. The increase is particularly evident in younger people and several studies anticipate that pancreatic cancer is expected to become the second leading cause of cancer-related death in the United States by 2030. The rising incidence of pancreatic cancer and its current economic burden place increased pressure to improve outcomes for patients.

In May 2011, the Committee for Orphan Medicinal Products (“COMP”) from the European Medicines Agency (“EMA”) recommended granting Orphan Medicinal Product Designation to VCN-01 for the treatment of pancreatic cancer and in June 2011, the European Commission confirmed the designation under Regulation (“EC”) No 141/2000 of the European Parliament and of the Council.

In June 2023, the FDA granted Orphan Drug designation to VCN-01 for the treatment of pancreatic cancer.

Phase 1a/Proof of Concept Trial of VCN-01 by intratumoral administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (NCT02045589). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS”) injection were treated with 3 injections (coincident with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated; however, one patient died from severe intraabdominal fluid collection that was considered to be related to VCN-01 treatment. Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients due to the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC. The results of this study were published in the Journal for Immunotherapy of Cancer. 2021 Nov;9(11):e003254. doi: 10.1136/jitc-2021-003254.

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

Data from the publication had previously been presented, in part, in a poster at the ESMO 2019 annual meeting. The published study was a multicenter, open-label, dose-escalation phase I clinical trial of a single dose of intravenous VCN-01 alone (Part I, 16 patients with advanced refractory solid tumors) or in combination with nab-paclitaxel plus gemcitabine (Part II and III; patients with pancreatic adenocarcinoma). In Part II, 12 patients received VCN-01 dose concurrent with chemotherapy on day 1, whereas in Part III 14 additional patients received the dose of VCN-01 seven days before chemotherapy. The recommended Phase 2 doses (RP2D) were determined to be 1x1013 viral particles (vp)/patient in Part I, 3.3x1012 vp/patient in Part II and 1x1013 vp/patient in Part III. Based on its apparent safety profile and the absence of dose-limiting toxicities, 1x1013 vp/patient using sequential dosing schedule was selected for further clinical development.

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

Patient dosing was initiated in the U.S. in July 2023 and the fourteen patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

On February 7, 2024, we announced that the Independent Data Monitoring Committee (IDMC) recommended the continuation of enrollment as planned into VIRAGE, a multinational, Phase 2b, randomized, open-label, controlled clinical trial evaluating VCN-01 in combination with standard-of-care chemotherapy (gemcitabine/nab-paclitaxel) as a first-line therapy for patients with metastatic pancreatic ductal adenocarcinoma (PDAC).

According to the IDMC's comprehensive assessment of clinical data from patients enrolled across 6 sites open in the U.S. and 9 sites open in Spain, the ongoing Phase 2b trial will continue without any changes to the protocol. No safety concerns were raised based on the evaluation of data presented at the IDMC meeting. Intravenous VCN-01 has been well tolerated and demonstrated a safety profile consistent with prior clinical trials. Importantly, no additional toxicities were observed in patients receiving a second dose of VCN-01, providing the first clinical evidence of the feasibility of repeated systemic dosing. VIRAGE remains on track to complete enrollment in the first half of 2024.

Retinoblastoma

Retinoblastoma is a tumor that originates in the retina and it is the most common type of eye cancer in children. It occurs in approximately 1/14,000 - 1/18,000 live newborns and accounts for 15% of the tumors in the pediatric population < 1 year old. The average age of pediatric patients at diagnosis is 2, and it rarely occurs in children older than 6. In the US, retinoblastoma shows an incidence rate of 3.3 per 1,000,000 with only about 200 to 300 children diagnosed per year according to the American Cancer Society. Bilateral retinoblastoma (Rb1 germinal mutation) represents 25-35% of the cases while unilateral retinoblastoma (sporadic mutation) accounts for 65-75%. While retinoblastoma is a highly curable disease in the US, with a current disease-free survival rate of >95%, the clinical challenge for those who treat retinoblastoma is to preserve life and to prevent the loss of an eye, blindness and other serious effects of treatment that reduce the patient’s life span or the quality of life. In addition, children with retinoblastoma have been more likely to lose their eye and die of metastatic disease in low-resource countries.

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

This Phase 1 trial with VCN-01 has now completed enrollment and a total of nine (9) patients been treated. This study is expected to complete patient follow-up in Q1 2024. A pre-IND meeting with the FDA was held on December 19, 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma. The FDA provided some guidance on the potential endpoints and patient population for an advanced clinical trial and encouraged submission of a formal protocol under a US IND in order to provide more detailed commentary.

Dr. Angel Montero-Carcaboso presented new data from the study for which he is the lead investigator atan oral presentation entitled “Topotecan enhances oncolytic adenovirus infection, replication and antitumor activity in retinoblastoma,” at Fundació Sant Joan de Déu at the SIOP 2022 Congress of the International Society of Pediatric Oncology, that was held in Barcelona, Spain from September 28-October 1, 2022. The new data from the study for which Dr. Angel Montero-Carcaboso is the lead investigator further support evaluation of VCN-01, an oncolytic adenovirus expressing hyaluronidase, and topotecan for the treatment of refractory retinoblastoma. Key data and conclusions showcased in the SIOP presentation include:

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

On October 16, 2023, we presented additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress held virtually and in Madrid, Spian from October 20-24, 2023. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and a global objective response rate for the trial of 5.5%, most of the patients appeared to benefit from subsequent treatment, with 2 patients showing complete responses to palliative chemotherapy and at least one patient still alive 4 years after entering the study.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.

●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
●	Increase of PDL1-CPS (16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.
●	There was a statistical significant correlation between OS observed in patients and CPS on day 8 (p=0.005).

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

On June 22, 2023, at their Cellicon Valley conference, and again at the Society for Immunotherapy of Cancer (SITC) meeting in San Diego, CA on November 03, 2023, and the International Oncolytic Virotherapy Conference (IOVC2023) in Calgary on November 13 2023, University of Pennsylvania investigators presented preliminary clinical safety and pharmacokinetic data from this study highlighting the feasibility of administering VCN-01 in sequence with huCART-meso cells in pancreatic and ovarian cancer patients. VCN-01 persistence was suggestive of tumor infection and active replication. The peak and duration of huCART-meso T cells in the peripheral blood as well as duration of stable disease in evaluable patients showed encouraging trends.

The study will test higher doses of VCN-01 and will interrogate tumor biopsies to gain further insights. The results will inform and guide optimization of the combination of CAR T cells with oncolytic virus.

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

On October 6, 2016 we were awarded a government contract in the amount of $521,014 by the CDC’s Broad Agency Announcement (BAA) 2016-N-17812 to examine changes in the gut resistome of patients in our Phase 2b clinical study. Data generated under this contract are consistent with SYN-004’s (ribaxamase) mode of action of preserving the normal gut flora by degrading ceftriaxone in the upper GI tract of study participants treated with SYN-004 (ribaxamase). The data further demonstrated that SYN-004 (ribaxamase) significantly reduced the loss of microbial diversity, reduced overgrowth of opportunistically pathogenic species(such as VRE), and reduced the emergence of antimicrobial resistance (AMR) genes caused by ceftriaxone treatment in SYN-004 (ribaxamase) treated patients compared to placebo.

Future Potential Regulatory Strategy for Prevention of Primary CDI

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

CDI occurs in up to 31% of HCT patients and is associated with GVHD and increased mortality. aGVHD occurs in 30-60% of allogeneic HCT recipients and is recognized as a primary contributor to morbidity and mortality in this patient population. The most recent available data indicate approximately 8,000 reported allogeneic HCT procedures each year in the USA, 19,800 procedures in Europe, 12,700 in China, and 3,500 in Japan. First-line treatments for aGVHD fail in more than 50% of patients and 2-year survival in patients with steroid refractory aGVHD is only 20%. At least one U.S. study found allogeneic HCT recipients who developed aGVHD had 3-times higher in-hospital mortality and almost 2-fold higher median hospital costs than patients who did not develop aGVHD. It has been reported that in-patient costs for allogeneic HCT in the USA range from $180,000-$300,000 depending on the disease severity. In 2014, all-cause costs for allogeneic HCT in the USA were greater than $600,000 per patient (up to 12 months post-transplant). VRE infection is a persistent problem in HCT patients and VRE colonization after HCT has been associated with decreased patient survival.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase (IAP)

SYN 020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI and systemic inflammation, tighten the gut barrier to diminish “leaky gut,” diminish fat absorption, and promote a healthy microbiome. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 and anticipate a cost of roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have also begun planning for potential development of SYN-020 in large market indications with significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging, which are supported by our collaboration with Massachusetts General Hospital (“MGH”).

On June 30, 2020, we submitted an IND application to the FDA in support of an initial indication for the treatment of radiation enteropathy secondary to pelvic cancer therapy. On July 30, 2020, we announced that we received a study-may-proceed letter from the FDA to conduct a Phase 1a single-ascending-dose (“SAD”) study in healthy volunteers designed to evaluate SYN-020 for safety, tolerability and pharmacokinetic parameters (NCT04815993). On April 1, 2021, we announced that enrollment had commenced in the Phase 1 SAD clinical trial of SYN-020. On June 29, 2021, we announced that enrollment, patient dosing and observation had been completed in the Phase 1, open-label, SAD study of SYN-020. The SAD study enrolled 6 healthy adult volunteers into each of four cohorts with SYN-020 given orally as single doses ranging from 5 mg to 150 mg. The data demonstrated that SYN-020 maintained a favorable safety profile, was well tolerated at all dose levels, and no adverse events were attributed to the study drug. No serious adverse events were reported.

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

Future Potential Regulatory Strategy for Prevention of Primary CDI

As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering.

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

SYN-006, SYN-007, other oncolytic virus

To date, our Research programs that have been directed to the development of GI acting products have generated preclinical proof-of-concept with two potential pipeline products (SYN-006 and SYN-007) designed to expand the utility of our beta-lactamase strategy. SYN-007 is a specially formulated version of SYN-004 (ribaxamase) designed to be used with orally administered beta-lactam antibiotics to protect the gut microbiome from antibiotic-mediated dysbiosis. SYN-006 is a carbapenemase designed to degrade intravenous (IV) carbapenem antibiotics within the GI tract to maintain the natural balance of the gut microbiome for the prevention of CDI, overgrowth of pathogenic organisms and the emergence of antimicrobial resistance (AMR). The scope of our research is expanding to include development of new oncolytic virus products with alternative modes of action, and may include oncology applications of our existing products such as SYN-006 and SYN-007.

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

The VCN-01 and VCN-11 programs are supported by U.S. and foreign patents and patent applications that are assigned to VCN or exclusively licensed from Fundació Privada Institut d’Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d’Oncologia (ICO), and Hospital Sant Joan de Déu in Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

US$3.25MM upon VCN-01 US first patient dosed– PDAC (or other first indication) after receipt of VCN-01 US IND Safe to Proceed for PDAC being informed, which payment was made in Q4 2023 upon attaining the milestone

US$3.25MM upon VCN-01 US first patient dosed – RB (or other second indication) after receipt of VCN-01 US IND Safe to Proceed for RB being informed

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

On May 16, 2009, VCN entered into a Contract to Grant a Marketing License (the “ICO License Agreement”) with the Catalan Institute of Oncology (the “ICO”) for a manufacturing and marketing license of a patent P200700665 titled “Adenovirus with mutations in the area of endoplasmic retention of protein E3-19k and their use in the treatment of cancer” in connection with a sublicense identified therein. The validity period of the license granted is unlimited with the only applicable limit being the patent’s own validity. The ICO License Agreement provides that the ICO is entitled to a royalty of low double digit percentage of the net value of the income from the concession of the identified sublicense and low double digit percentage on other lump sums received thereunder. VCN and its sublicensees have an obligation to use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The ICO License terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder.

IDIBELL/ICO License Agreement

On March 4, 2016, VCN entered into a License Agreement (the “IDIBELL/ICO License Agreement”) with IDIBELL and the ICO, for the exclusive license of the right to use a family of patents whose priority application is European patent application EP 14 38 2162.7 titled “Adenovirus comprising an albumin-binding moiety”. The License Agreement provides that IDIBELL and ICO, as licensors, are entitled to share a low single digit percentage royalty on the annual Net Sales (as defined in the IDIBELL/ICO License Agreement)collected by VCN from the utilization of products derived from the licensed technology and a royalty on sublicensing income received from the licensed technology at a rate of: low double digit percentage during the first 3 years following the effective date of the agreement, mid - single digit percentage during the term of 3 to 7 years following the effective date and low single digit percentage thereafter. The IDIBELL/ICO License Agreement also provides for certain fixed payments, including a payment 25 days following the date of concession of the licensed patent in a minimum of three European jurisdictions and a payment 25 days following the date of concession of an American patent derived from the licensed patent. The IDIBELL/ICO License is for an indefinite term subject to early termination (i) by mutual agreement of the parties; (ii) by licensor in the event of at least two successive breaches or three alternate breaches calculated annually of the obligation to pay any consideration; (iii) by VCN at its discretion due to certain patent infringements of rights protected by the patents or due to the absence of protection of the patent in any countries in the territory which is worldwide or (iv) in the event of a breach by the other party of its obligations thereunder which are not remedied within thirty (30) days. In addition, the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products, VCN has undertaken no marketing whatsoever during the term of the IDIBELL/ICO License Agreement or uses the patent licensed for purposes other those as set forth in the IDIBELL/ICO License Agreement.

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

On November 1, 2023, VCN and Sant Joan de Déu-Barcelona Children’s Hospital entered into an agreement for an exclusive worldwide option to negotiate an exclusive license of certain Sant Joan de Deu intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer. The collaboration builds on growing data that suggests coadministration of VCN-01 with topoisomerase I inhibitors such as topotecan can enhance VCN-01 replication and antitumor activity in preclinical cancer models. Combination of VCN-01 with a topoisomerase I inhibitor is expected to provide a synergistic antitumor effect wherein a chemotherapy-mediated increase in tumor VCN-01 levels may enable greater degradation of the tumor stroma, significantly increasing chemotherapy access and tumor destruction.

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

In connection with the Texas License Agreement, we also entered into a Sponsored Research Agreement (the “Sponsored Research Agreement”) with the University pursuant to which the University will perform certain research work related to pertussis under the direction of Dr. Jennifer Maynard. All inventions conceived during such research shall be subject to the Texas License Agreement and we will obtain certain rights to patents and technology developed during the course of such research. We paid the University a fixed fee for the first year of $303,287 and the second and third years of $316,438 and $328,758, respectively. The termination date of the Sponsored Research Agreement n was amended multiple times and Sponsored Research Agreement expired on January 17, 2023. Upon a termination or due to a breach by the University, we were only be responsible for all reasonable expenses that do not exceed the fixed annual amount and that are incurred by the University prior to the termination date for services performed prior to the termination date.

We have an issued U.S. patent and patents pending in the U.S. and internationally (e.g. Europe, China, Japan, Australia, and China) on compositions and uses of SYN-005 that are co-owned by UT Austin and ourselves or licensed to us, and we have an issued U.S. patent and patent applications on other pertussis mAbs licensed from UT Austin.

Manufacturing

VCN-01 & VCN-11

Our oncolytic virus platform viruses (e.g. VCN-01, VCN-11) are biologics that can be readily synthesized by processes that we have developed in collaboration with Contract and Development Manufacturing Organizations (CDMOs) such as Thermo Fisher, BioReliance, GenIBET, and others. We do not own or operate manufacturing facilities for the production of our product candidates, VCN-01 and VCN-11, but we do produce and test viruses and virus processes at our facilities in Spain. Our cell and virus seed stocks and master/working cell banks are used for current and future production. Our cells for manufacturing are approved by and licensed from US regulatory authorities. Clinical and commercial supplies will be manufactured in facilities and by processes that comply with the FDA and other regulatory agency requirements. We plan to rely on third parties to manufacture commercial quantities of products that we successfully develop through regulatory approval. We have contracted with GenIbet and ThermoFisher to provide what we believe are adequate clinical supplies for our planned clinical trials.

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

Research and Development

During the years ended December 31, 2023 and 2022, we incurred approximately $14.3 million and $11.7 million, respectively, in research and development expenses.

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

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all. OVs such as VCN-01 are genetically modified organisms and their import and use are subject to additional review and approval by dedicated agencies in some countries where we propose to run clinical trials, including Spain and other European countries.

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

In June 2023, the FDA granted Orphan Drug Designation to VCN-01 for the treatment of pancreatic cancer.

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

Our oncology product candidates compete with all other oncology products being developed for the indications that we are focusing oncolytic virus (OV) products being developed by third parties.

Only three oncolytic virus (OV) products have been approved in different global markets. Amgen Inc.’s Imlygic® (T-VEC, OncoVEX) for melanoma (USA); Daiichi Sankyo Company, Limited‘s DELYTACT® for malignant glioma (Japan) and Shanghai Sunway Biotech Co., Ltd Oncorine® for patients with late-stage refractory nasopharyngeal cancer (China).

More than 60 companies have publicly identified that they are pursuing clinical development of different forms of OV products. Adenoviruses are the most commonly used viruses in these programs, with modified adenoviruses under development by companies including AdCure Bio LLC, Calidi Biotherapeutics, Inc.,Candel Therapeutics, Inc., CG Oncology, Inc., Elicera Therapeutics AB, EpicentRx, Inc., GeneMedicine, Co Ltd., IconOVir Bio, Inc., Lokon Pharma AB, Memgen, Inc., Multivir, Inc., NewGenPharm Incorporation, Oncolys BioPharma, Inc., Orca Therapeutics B.V., Akamis Bio Ltd (formerly PsiOxus Therapeutics Ltd), Shanghai Sunway Biotech Co., Ltd, Circio Holding ASA (formerly Targovax Oy|Targovax ASA), Teolytics Ltd, Tessa Therapeutics, TILT Biotherapeutics, Ltd., and Valo Therapeutics Oy.

OV products have been or are being developed using other virus backbones, including: arenavirus (Hookipa Pharma, Inc.), Coxsackie virus (Viralytics Ltd., Oncorus Inc.); herpes simplex virus (Amgen, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company Ltd.,ImmVira Co. Ltd, Replimune, Inc., Takara Bio, Inc., Treovir LLC, Virogin Biotech, Inc. Wuhan Binhui Biotechnology Co., Ltd.); Maraba virus (Turnstone Biologics, Inc.); measles virus (Themis Biosciences GmbH, Vyriad, Inc.); myxoma virus (OncoMyx Therapeutics, Inc.); parvovirus (Oryx GmbH & Co. KG), reovirus (Oncolytics Biotech, Inc.); poliovirus (Istari Oncology, Inc.);Seneca Valley virus (Seneca Therapeutics Inc., Oncorus Inc.); vesicular stomatitis virus (Boehringer Ingelheim, Cytonus Therapeutics, Inc., Vyriad, Inc.); and vaccinia viruses (Genelux Corporation, Imugene Ltd, Joint Biosciences Ltd, KaliVir Immunotherapeutics LLC, SillaJen, Inc., Transgene SA, Turnstone Biologics, Corp.).

OV companies that have identified pancreatic cancer or PDAC as a proposed clinical indication include Akamis Bio Ltd, Boehringer Ingelheim GmbH, Candel Therapeutics, Inc., GeneMedicine, Co Ltd., Lokon Pharma AB, Memgen, Inc., NewGenPharm Incorporation, Oncolytics Biotech, Oryx GmbH & Co. KG, Takara Bio, Inc., TILT Biotherapeutics Ltd), V2ACT Therapeutics™ LLC (a Genelux Corporation joint venture), Virogin Biotech, Inc.,and Wuhan Binhui Biotechnology Co., Ltd. OV companies that have identified retinoblastoma as a potential target indication include Seneca Therapeutics Inc. and Shanghai Sunway Biotech Co., Ltd.

Theriva Biologics’ OV products are designed to be systemically, intratumorally or intravitreally injected; selectively replicate only in tumor cells versus normal host cells; have reduced liver tropism compared to wild type adenovirus type 5; and express an enzyme (PH20 hyaluronidase) that degrades the tumor stroma barrier. If confirmed in Phase 2 and later clinical trials, we believe these features significantly differentiate Theriva Biologics’ products from competing OVs and will enable our products to be co-administered with other therapeutic modalities such as chemotherapy and immuno - oncology products to improve cancer treatment outcomes.

Companies that currently sell or are developing proprietary products for the prevention and treatment of C. difficile infection include: Actelion Pharmaceutical Ltd., Artugen Therapeutics, Inc., AzurRx, Inc., Deinove, Pfizer Inc., Merck & Co. Inc., Merus B.V., Pfizer Inc., Rebiotix, Inc., Seres Therapeutics, Inc., Summit Therapeutics plc. and Vedanta Biosciences Inc. Companies that sell or are developing products for the treatment or prevention of acute graft - versus - host - disease (aGVHD) include: Amgen, Inc., Astellas Pharma, Janssen Biotech, Inc., Mallinckrodt plc, Mesoblast, Inc., Novartis International AG, Pfizer, Inc. Roche AG and Takeda Pharmaceutical Company Ltd.

Not only do our product candidates compete with other product candidates being developed for similar or the same indications, we also compete for employees and for clinical trial sites.

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

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of March 25, 2024, we employed 22 individuals, all but one of whom are full-time employees, of which 6 were part of our research and clinical development team in the United States and 9 are part of VCN’s research and clinical development team located in Spain, 2 are part of VCN’s management team located in Spain and 4 are part of our financial reporting and accounting team located in the United States.

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

Our consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2023 did not include any adjustments that might result from the outcome of this uncertainty. We expect that our current cash will be able to fund operations through the fourth quarter of 2024 and into the first quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Annual Report.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the year ended December 31, 2023, our operating activities used net cash of approximately $19.0 million and as of December 31, 2023 our cash and cash equivalents were $23.2 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2023, our accumulated deficit totaled approximately $309.3 million on a consolidated basis. Pursuant to the VCN Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC Phase 2 clinical trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million over the next three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We expect that our current cash will be able to fund operations through the fourth quarter of 2024 and into the first quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Annual Report. We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned clinical trials of VCN-01 (in PDAC and retinoblastoma), Phase 1a/2a clinical trial of SYN-004, but will not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

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

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities and ability to attract patients;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;
●	the costs associated with manufacturing-related services to produce materials for use in our clinical trials;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs incurred to screen and enroll patients; and
●	The costs and timing of regulatory approvals.

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

We are a clinical-stage biopharmaceutical company that began to focus on development of oncolytic viruses for treatment of various types of cancer in 2022. We have never generated any product revenue, do not expect to generate revenue in the near future and do not have any products approved for sale. Our operations to date have been primarily focused on developing our product candidates. We have not yet successfully obtained marketing approval, manufactured any product candidate at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

Our ability to generate revenue depends heavily on:

●	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;
●	demonstration in current and future clinical trials that our lead product candidate, VCN-01, as well as each of our other product candidates, is safe and effective;and
●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Based on our assessment, we have concluded that we did not maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related.disclosure requirements. We also did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting the Company’s accounting and financial reporting processes. Additionally, many of our business process controls dependent upon the information derived from these information systems were also ineffective, as we did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 17,148,049 shares of common stock were outstanding as of December 31, 2023. At December 31, 2023, we had reserved 6,834,797 shares of common stock for issuance upon exercise of our outstanding options, and preferred shares. In addition, at such date, we had 2,822,845 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 9,657,642, which in addition to the 17,148,049 shares outstanding, would leave 323,194,309 authorized but unissued shares of common stock available to be issued.

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

In the past Oncolytic Viruses have experienced certain safety and efficacy challenges.

Although current clinical trials of oncolytic virotherapies have supported their role as a potential treatment for cancer, there is the risk of virus-related toxicities in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by VCN-01 or a competitor would have an adverse impact on our future OV research and development efforts. Likewise, a number of oncolytic virotherapies have previously failed to meet their primary endpoints in advanced clinical trials, potentially reducing investor and partner interest or confidence in the development of new such therapies, however well differentiated they are from previous products.

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

VCN’s collaboration agreements require that Theriva Biologics S.L. engage in certain research and development activities that require additional expenditures. Our agreements with Washington University and MGH may require that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. Manufacturing of VCN-01, SYN-004 (ribaxamase) and SYN-020 to support potential future clinical studies will require us to incur additional expenses.

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

The pharmaceutical and biotechnology industries, including the oncolytic virus industry and the monoclonal antibody industry, are characterized by rapidly evolving technology and intense competition. Our competitors include major multi-national pharmaceutical companies and biotechnology companies developing both generic and proprietary therapies to treat serious diseases. Many of our competitors have drugs that have already been commercialized and therefore benefit from being first to market their products. Many of these companies are well-established and possess technical, human, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages in the therapeutic areas we are currently pursuing. Academic research centers, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being developed by us. In addition, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before us, including for different indications of the same active ingredients that comprise our pipeline products. These competitors will compete with us in product sales as well as recruitment and retention of qualified scientific and management personnel, establishment of clinical trial sites and patient enrollment for clinical trials, as well as in the acquisition of technologies and technology licenses complementary to our programs or advantageous to our business. Companies pursuing clinical development of modified oncolytic adenoviruses include AdCure Bio LLC, Calidi Biotherapeutics, Inc., Candel Therapeutics, Inc., CG Oncology, Inc., Elicera Therapeutics AB, EpicentRx, Inc., GeneMedicine, Co Ltd., IconOVir Bio, Inc., Lokon Pharma AB, Memgen, Inc., Multivir, Inc., NewGenPharm Incorporation, Oncolys BioPharma, Inc., Orca Therapeutics B.V., Akamis Bio Ltd. (formerly PsiOxus Therapeutics Ltd), Shanghai Sunway Biotech Co., Ltd, Circio Holding ASA (formerly Targovax Oy|Targovax ASA), Tessa Therapeutics, Theolytics Ltd., TILT Biotherapeutics, Ltd., and Valo Therapeutics Oy. OV products have been or are being developed using other virus backbones, including: arenavirus (Hookipa Pharma, Inc.); Coxsackie virus (Viralytics Ltd., Oncorus Inc.); herpes simplex virus (Amgen, Inc., Candel Therapeutics, Inc., Daiichi Sankyo Company Ltd., Replimune, Inc., Takara Bio, Inc., Treovir LLC, Virogin Biotech, Inc., Wuhan Binhui Biotechnology Co., Ltd.); Maraba virus (Turnstone Biologics, Inc.); measles virus (Themis Biosciences GmbH, Vyriad, Inc.); myxoma virus (OncoMyx Therapeutics, Inc.); parvovirus (Oryx GmbH & Co. KG), reovirus (Oncolytics Biotech, Inc.); Seneca Valley virus (Seneca Therapeutics Inc., Oncorus Inc.); vesicular stomatitis virus (Boehringer Ingelheim, Cytonus Therapeutics, Inc., Vyriad, Inc.); and vaccinia viruses (Genelux Corporation, Imugene Ltd, Joint Biosciences Ltd, KaliVir Immunotherapeutics LLC, SillaJen, Inc., Transgene SA, Turnstone Biologics, Corp.). In addition, academic research centers may develop technologies that compete with our VCN-01, SYN-004 and SYN-020, products and our other technologies. Should clinicians or regulatory authorities view alternative therapeutic regiments as more effective than our products, this might delay or prevent us from obtaining regulatory approval for our products, or it might prevent us from obtaining favorable reimbursement rates from payers, such as Medicare, Medicaid, hospitals and private insurers.

Not only do our product candidates compete with other product candidates being developed for similar or the same indications, we also compete for employees and for clinical trial sites.

We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our clinical product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with governmental entities or additional pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates.

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

If the parties we depend on for supplying substance raw materials for our product candidates and certain manufacturing-related services do not timely supply these products and services in sufficient quality or quantity, or if current drug supply becomes unusable,it may delay or impair our ability to develop, manufacture and market our product candidates.

We rely on suppliers for the substance raw materials of our product candidates and third parties for manufacturing-related services to produce material that meets appropriate content, quality and stability standards and use in clinical trials of our products and, after approval, for commercial distribution. To succeed, clinical trials require adequate supplies of study material, which may be difficult or uneconomical to procure or manufacture and there can be no assurance that we will successfully procure such study material or even if procured, that we can do so in quantities and in a timely manner to allow our clinical trials to proceed as planned. Drug supply, once produced, is stored at clinical trial sites and vendor depots and we rely on these locations to maintain and protect the drug supply appropriately. Moreover, clinical drug supply has a finite shelf-life that may not be fully established prior to initiating early-stage clinical trials. We and our suppliers and vendors may not be able to (i) produce our study material to appropriate standards for use in clinical studies, (ii) perform under any definitive manufacturing, supply or service agreements with us, or (iii) remain in business for a sufficient time to successfully produce and market our product candidates, or (iv) prevent the drug supply from becoming unusable due to damage, loss or shelf-life expiration. If we do not maintain important manufacturing and service relationships, we may fail to find a replacement supplier or required vendor or manufacturer which could delay or impair our ability to conduct clinical trials and obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers and vendors, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before a new facility could be qualified and registered with the FDA and foreign regulatory authorities.

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, VCN-01, SYN-004 (ribaxamase) and SYN-020, are established cGMP manufacturers. For all other therapeutic areas, we have not yet established cGMP manufacturers for our biologic and drug candidates. We have used only one API manufacturer for each of our product candidates (VCN-01, SYN-004 or SYN-020) used in clinical trials to date. Although we believe additional manufacturers are available, if any of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of VCN-01, SYN-004 (ribaxamase) or SYN-020 could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of our product candidates requires significant expertise and manufacturers may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. We may experience longer than expected lead times with respect to the manufacture of clinical drug supply, which may result from the increase in manufacturing scale necessary to conduct our anticipated late-stage clinical trials and result in trial delays. Furthermore, during the COVID-19 pandemic, many manufacturers prioritized the manufacture of COVID-19 related products, increasing the manufacturing lead times for non-COVID-19 related products. If a pandemic should occur again and manufacturers prioritized the manufacture of pandemic related products, we may suffer a delay or interruption in the supply of clinical trial supplies.In addition, any could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

As of March 30, 2024, we employed 21 full-time employees, including employees located at Theriva Biologics’ offices in Barcelona, Spain. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of VCN-01, SYN-004 (ribaxamase), SYN-020, and our agreements with Washington University and other collaborators. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

We rely extensively on our information technology systems, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of clinical trial data from completed or any future ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.

Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In connection with the pre-clinical and clinical development, sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Although we have instituted security measures, there can be no assurance that these security measures will be able to protect against cyberattacks. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 14, 2023, the price of our common stock closed at $1.13 per share while on November 14, 2023, our stock price closed at $0.39 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and

●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, such as the recent Russian invasion of Ukraine as well as continued and new sanctions against Russia, which restrict a wide range of trade and financial dealings with Russia and Russian persons, public health issues including health epidemics or pandemics, such as the outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Our articles of incorporation, as amended, our second amended and restated bylaws and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. The Board of Directors could authorize the issuance of an additional series of preferred stock that would grant holders preferred rights to our assets upon liquidation, special voting rights, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue additional preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

Provisions of our articles of incorporation, as amended, and our second amended and restated bylaws may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our articles of incorporation, as amended, and second amended and restated bylaws, among other things:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

Theriva has not, to date, been subject to any cybersecurity incidents resulting in a material adverse effect on the Company; however, future cyber incidents may occur and the Company has implemented processes to manage, mitigate, and respond to cybersecurity threats. We maintain policies and controls over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with third-party information technology (“IT”) providers leveraging third-party technology and expertise. These partners, including consultants and other third-party service providers, are a key part of Theriva’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response,, and cyber risk advisory, assessment and remediation.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, management and the Audit Committee oversees cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Theriva’s management team is responsible for oversight and administration of cybersecurity risk management strategies, and for informing the Board and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Theriva acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. "Risk Factors" for more information on cybersecurity risks.

Item 2.    Properties.

Our corporate headquarters are located at 9605 Medical Center Drive, Suite 270, Rockville, Maryland, where we occupy approximately 10,363 square feet of office space under a lease agreement expiring December 31, 2027, with monthly rent of $27,187. Our Spanish subsidiary Theriva Biologics S.L. (formerly VCN Biosciences S.L.) currently leases approximately 8,611 square feet of office and laboratory space office space from Grifols in Parets de Vallès, Barcelona, Spain with a rent of 26,425 Euros per month. This lease was executed for an initial term beginning in January 2023 until October 2026, with an option to renew for an additional five years.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NYSE American under the symbol “TOVX’ since October 13, 2022. Prior to October 13, 2022 our common stock traded under the symbol “SYN” since February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” since October 16, 2008. The last price of our common stock as reported on the NYSE American on March 21, 2024 was $0.50 per share.

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

The Series A Preferred Stock, none of which remains outstanding, ranked senior to the shares of our common stock and shares of our Series B Preferred Stock with respect to dividend rights and holders of Series A Preferred Stock, none of which remains outstanding, were entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Convertible Preferred Stock. The Series C Preferred Stock and Series D Preferred Stock is entitled to receive dividends on an as-if-converted-to-common-Stock basis to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

Holders

As of March 21, 2024, we had approximately 50 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2023 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter or year ended December 31, 2023.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we began transitioning our strategic focus to oncology, which is now our primary focus, through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified to express an enzyme, PH20 hyaluronidase, is currently being administered in a Phase 2 clinical study for the treatment of pancreatic cancer, a Phase 1 clinical study for the treatment of retinalblastoma, a Phase 1 clinical study for the treatment of head and neck squamous cell carcinoma and a Phase 1 clinical study for the treatment of solid tumors.

Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering.

Financial Developments

Tax Credit Receivable

During the year ended December 31, 2023, we recognized a $1.8 million tax credit receivable and offsetting deferred R&D tax credit. We participate in a research and development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. In the quarter ended June 30, 2023, we completed the certification and applied for direct reimbursement, for our qualifying research and development expenses incurred in the year ended December 31, 2022. We received approvals from the Spanish government in September and October 2023. The credit will be amortized as a contra-expense over the two-year period 2024 and 2025.

B Riley and AGP Securities Sales Agreement

During the year ended December 31, 2023, we sold an aggregate of 2.0 million shares of our common stock and received net proceeds of approximately $2.2 million before deducting issuance expenses. During the quarter ended December 31, 2023, we sold an aggregate of 105,284 shares of our common stock and received net proceeds of approximately $62,000.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods.

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs, business combinations, contingent consideration, and impairment of long-lived assets.

Business Combination

We account for acquisitions using the acquisition method of accounting, which requires that all identifiable assets acquired, and liabilities assumed be recorded at their estimated fair values. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired patented technology. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

As a result of the acquisition of VCN (see Note 5), we recorded two intangible assets: in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

Goodwill and IPR&D

We classify intangible assets into two categories: (1) intangible assets with indefinite lives not subject to amortization and (2) goodwill. Intangible assets that are deemed to have indefinite lives, including goodwill, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test for indefinite-lived intangibles, other than goodwill, consists of a comparison of the fair value of the intangible asset with their carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Indefinite-lived intangible assets, such as goodwill, are not amortized. We test the carrying amounts of goodwill for recoverability on an annual basis or when events or changes in circumstances indicate evidence a potential impairment exists, using a fair value-based test. If a reporting unit’s carrying value exceeds its fair value, then we will record a goodwill impairment charge for the excess amount.

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

Goodwill represents the excess of the purchase price paid when we acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. We will conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce our fair value below our net equity value. During the quarters ended September 30, 2023 and December 31, 2022, we experienced a sustained decline in the quoted market price of our common stock and we deemed this to be a triggering event. We performed an impairment analysis and concluded that the Goodwill and IPR&D was not impaired. There were no impairment changes recorded in 2023 or 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. We estimate the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. The milestone payments will be made upon the achievement of clinical and commercialization milestones. Subsequent to the date of acquisition, we reassess the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long term liabilities in the consolidated balance sheets.

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

Acquired In-Process Research & Development represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, we may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. During the quarters ended September 30, 2023 and December 31, 2022, we experienced a sustained decline in the quoted market price of our common stock and we deemed this to be a triggering event. We performed an impairment analysis and concluded that the Goodwill and IPR&D was not impaired.

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2023 and 2022, we have accrued CRO expenses of $1.7 million and $0.8 million, respectively, that are included in accrued expenses. As of December 31, 2023, and 2022, we have prepaid CRO costs of $1.1 million and $2.3 million, respectively, that are included in prepaid expenses.

Results of Operations

Years Ended December 31, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased to $7.1 million for the year ended December 31, 2023, from $9.9 million for the year ended December 31, 2022. This decrease of 28% is primarily comprised of the decrease in the expense related to the fair value of the contingent consideration of $2.8 million, along with lower salary, investor relations, legal costs, consulting related to the VCN acquisition, and director and officer insurance offset by higher audit fees, and other consulting fees. The charge relating to stock-based compensation expense was $0.4 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses increased to $14.3 million for the year ended December 31, 2023, from $11.7 million for the year ended December 31, 2022. This increase of 22% is primarily the result of higher clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, offset by lower expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, the completed Phase 1a clinical trial of SYN-020, decreased manufacturing expenses related to our Phase 1a clinical trial of SYN-020 and lower other indirect costs. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC and finalize our Phase 1 clinical trial in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $165,000 for the year ended December 31, 2023, compared to $112,000 for the year ended December 31, 2022. In addition, we expect research and development expenses to increase as we incur higher clinical program costs for our VCN product candidates.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the years ended December 31, 2023 and 2022. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

	December 31,	December 31,
	2023	2022
Therapeutic Areas	(in thousands)	(in thousands)
VCN-01	$8,153	$4,344
SYN-004	1,095	1,201
SYN-020	252	1,069
Other therapeutic areas	347	528
Total direct costs	9,847	7,142
Total indirect costs	4,464	4,581
Total research and development	$14,311	$11,723

Total Other Income

Other income was $1,442,000 for the year ended December 31, 2023, compared to other income of $471,000 for the year ended December 31, 2022. Other income for the year ended December 31, 2023 is primarily comprised of interest income of $1,439,000 and an exchange gain of $3,000. Other income for the year ended December 31, 2022 is primarily comprised of interest income of $512,000 offset by an exchange loss of $41,000

Income Tax Benefit

Our income tax benefit was $1.6 million and $1.4 million for the years ended December 31, 2023 and 2022 respectively, solely as a result of net operating losses incurred by our VCN subsidiary acquired in 2022. Our effective tax rate for the years ended December 31, 2023 and 2022 was 8.2% and 6.75%, respectively, which differs from the federal statutory rate of 21% primarily due to the change in our valuation allowance, VCN’s foreign tax benefit, the fair market value adjustment for the contingent consideration, along with the effects of other nondeductible permanent differences.

Net Loss

Our net loss for the year ended December 31, 2023 was $18.3 million, or ($1.14) per common share, compared to $19.7 million, or ($1.31) per common share for the year ended December 31, 2022. Net loss attributable to common stockholders for the year ended December 31, 2022 was $20 million and includes the deemed dividend for the effect of the Series C Preferred Stock and Series D Preferred Stock price adjustment of $0.3 million. There was no deemed dividend adjustment in 2023.

Liquidity and Capital Resources

As of December 31, 2023, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $309.3 million as of December 31, 2023, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $23.2 million as of December 31, 2023, a decrease of $18.6 million from December 31, 2022. During the year ended December 31, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $18.3 million for the year ended December 31, 2023.

With our cash position of $19.0 million in early March 2024, we believe we will be able to fund our operations through the fourth quarter of 2024 and into the first quarter of 2025. Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and the preclinical studies of VCN-11, and related discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which includes the advancement of VCN-01 and the additional testing of SYN-004 (ribaxamase) will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the ATM or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2023, our only source of cash was from sales of our common stock through the Amended and Restated ATM Sales Agreement in which we sold 2.0 million shares of our stock for net proceeds of $2.2 million.

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

We have committed, and expect to continue to commit, substantial capital in order to implement our business strategy, including our planned product development efforts, preparation for our planned clinical trials, and performance of clinical trials and our research and discovery efforts. We believe our cash position of $19.0 million in early March 2024 is sufficient to fund our operations through at least the end of the fourth quarter of 2024 and into the first quarter 2025, including continuation of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Annual Report. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash will allow us to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing our funding requirements for our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to enable us to meet our long-term expected plans, including initiation or completion of future registrational studies for VCN-01, any potential future trials of SYN-004 including Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI and/or the prevention of aGVHD in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future new studies of VCN-01, SYN-004 (ribaxamase) or SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the FBR Sales Agreement) or debt and other sources. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the FBR Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the FBR Sales Agreement due to the market value of our common stock held by non-affiliates. Even if we meet the requirements for use of the FBR Sales Agreement, there can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the FBR Sales Agreement. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $19.0 million and $19.1 million during the years ended December 31, 2023 and 2022, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the years ended December 31, 2023 decreased compared to the same period in 2022 due primarily to the payment of contingent consideration to Grifols of $1.7 million and an increase in interest income, which led to a decrease in net loss.

Cash Used In Investing Activities

Cash used in investing activities during the years ended December 31, 2023 was $202,000 for equipment purchases as compared to $4.4 million during the same period in the prior year, which were primarily related to the cash payment for the acquisition of VCN and a pre-acquisition loan to VCN.

Cash Used In Financing Activities

Cash used in financing activities during the year ended December 31, 2023 included at the market offering proceeds of $2.2 million from sales of 2.0 million shares of our common stock which was offset by payment of contingent consideration to Grifols of $1.5 million and $75,000 of payments of debt that we incurred when we acquired VCN. Cash used in financing activities during the year ended December 31, 2022 related to the proceeds received from the issuance of Series C and D preferred stock offset by the payments of contingent consideration of $3.0 million and $1.4 million of debt payments related to loans extended by certain Spanish institutions.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2023 and 2022, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Shareholders and Board of Directors

Theriva Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Theriva Biologics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated positive cash flows from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contingent Consideration – Fair value measurement

As discussed in Notes 3 and 5 to the consolidated financial statements, during 2022 the Company completed the acquisition of VCN Biosciences (“VCN”). The purchase consideration transferred included contingent consideration of up to $70.25 million based on the achievement of certain clinical and commercialization milestones of an acquired product, VCN-01, and was initially recorded at its estimated fair value as of the date of acquisition. Subsequent to the date of acquisition, the Company reassesses the fair value at each balance sheet date and the contingent consideration liability was recorded at an estimated fair value of $6.3 million as of December 31, 2023 utilizing the discounted cash flow method.

We identified the determination of the fair value of the contingent consideration liability as a critical audit matter.  Under the discounted cash flow method, the key estimates and assumptions used in the valuation of the contingent consideration liability included management’s determination of the probability weighted estimates of future earn-out payments based on successful achievement of certain clinical and commercialization milestones, and the estimated discount rate applicable to the future payment periods.  Changes to these key estimates and assumptions could have a significant impact on the fair value of the contingent consideration liability. Auditing management’s valuation methods and these assumptions involve especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

-	Assessing the reasonableness of management’s probability weighted estimates of future earn-out payments based on successful achievement of certain clinical and commercialization milestones by comparing to relevant industry studies.
-	Utilizing personnel with specialized knowledge and skills in valuation to assist in:
o	evaluating the appropriateness of the valuation method;
o	testing the mathematical accuracy of the Company’s calculations; and
o	evaluating the discount rate applied to future milestone payment periods.

In-Process Research and Development and Goodwill Impairment Assessment

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s consolidated balances of In-process Research and Development (“IPR&D”) indefinite-lived intangible asset and Goodwill were $19.8 million and $5.7 million, respectively, as of December 31, 3023. The Company reviews goodwill for impairment at least annually and or more frequently if events or circumstances indicate the carrying value at the reporting unit level might exceed its fair value. The IPR&D indefinite-lived intangibles are tested annually for impairment, or more frequently if events or circumstances indicate it is more likely than not the fair value is less than their carrying value. The Company estimates the fair value of its reporting unit  and certain IPR&D using an income approach. The Company identified a triggering event during 2023 and performed an impairment analysis for Goodwill and certain IPR&D resulting in no impairment charges being recorded.

We identified the determination of the fair value of the Company’s reporting unit and certain IPR&D as a critical audit matter.  Under the income approach, the key assumptions used in the determination of the fair value of the reporting unit include estimates of future cash flows, the discount rate applicable to those future cash flow periods, and the implied control premium. The key assumptions used in the determination of the fair value of certain IPR&D assets using the income approach include estimates of future cash flows and the discount rate applicable to those future cash flow periods. Changes to these key assumptions could have a significant impact on the measurement of the fair value of the reporting unit and certain IPR&D. Auditing management’s valuation methods and these assumptions involve especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

-	Evaluating reasonableness of estimated future cash flows by comparing forecasts to historical results.
-	Utilizing personnel with specialized knowledge and skills in valuation to assist in:
o	evaluating the reasonableness of valuation methods;
o	testing the mathematical accuracy of the Company’s calculations;

o	evaluating the reasonableness of assumptions for goodwill, including the discount rate applied to future cash flows, and implied control premium;
o	evaluating the reasonableness of assumptions for IPR&D, including the discount rate applied to future cash flow assumptions;
o	evaluating the reasonableness of the implied control premium by comparing the market capitalization of the Company to the fair value determined for the Company’s reporting unit.

/s/ BDO USA, P.C.

Raleigh, North Carolina

March 25, 2024

We have served as the Company's auditor since 2012.

Theriva Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	December 31,	December 31,
	2023	2022
Assets

Current Assets
Cash and cash equivalents	$23,177	$41,786
Tax credit receivable	1,812	—
Prepaid expenses and other current assets	2,414	3,734
Total Current Assets	27,403	45,520

Non-Current Assets
Property and equipment, net	422	345
Restricted cash	102	99
Right of use asset	1,759	1,199
In-process research and development	19,755	19,150
Goodwill	5,700	5,525
Deposits and other assets	78	23
Total Assets	$55,219	$71,861
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$770	$915
Accrued expenses	2,995	1,496
Accrued employee benefits	1,517	1,403
Contingent consideration, current portion	—	2,973
Deferred research and development tax credit-current portion	906	—
Loans payable-current	63	57
Operating lease liability-current portion	487	216
Total Current Liabilities	6,738	7,060

Non-current Liabilities
Non-current contingent consideration	6,274	7,211
Loan Payable - non-current	162	221
Deferred tax liabilities, net	—	1,618
Non-current deferred research and development tax credit	906	—
Non-current operating lease liability	1,442	1,187
Total Liabilities	15,522	17,297

Commitments and Contingencies	—	—
Temporary Equity
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized;275,000 issued and outstanding	2,006	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized;100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 17,868,282 issued and 17,148,049 outstanding at December 31, 2023 and 15,844,061 issued and 15,123,828 outstanding at December 31, 2022	18	16
Additional paid-in capital	346,519	343,750
Treasury stock at cost, 720,233 shares at December 31, 2023 and at December 31, 2022	(288)	(288)
Accumulated other comprehensive income (loss)	32	(679)
Accumulated deficit	(309,318)	(290,969)
Total Stockholders‘ Equity	36,963	51,830

Total Liabilities and Stockholders’ Equity	$55,219	$71,861

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the year ended
	December 31,
	2023	2022
Operating Costs and Expenses:
General and administrative	$7,120	$9,858
Research and development	14,311	11,723
Total Operating Costs and Expenses	21,431	21,581
Loss from Operations	(21,431)	(21,581)
Other Income:
Foreign currency exhange gain (loss)	3	(41)
Interest income	1,439	512
Total Other Income	1,442	471

Net Loss before income taxes	(19,989)	(21,110)
Income tax benefit	1,640	1,425

Net Loss Attributable to Theriva Biologics, Inc. and Subsidiaries	$(18,349)	$(19,685)

Effect of Warrant exercise price adjustment	—	(340)

Net Loss Attributable to Common Stockholders	$(18,349)	$(20,025)

Net Loss Per Share - Basic and Dilutive	$(1.14)	$(1.31)

Weighted average number of shares outstanding during the period - basic and dilutive	16,107,014	15,327,328

Net Loss	(18,349)	(19,685)
Gain (loss) on foreign currency translation	711	(679)
Total comprehensive loss	(17,638)	(20,364)

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Treasury Stock	Equity

Balance at December 31, 2021	13,204,531	$13	$336,679	$(271,284)	$—	—	$65,408

Stock-based compensation	—	—	475	—	—	—	475
Issuance of Common Stock for VCN Acquisition	2,639,530	3	6,596	—	—	—	6,599
Foreign currency exhange loss	—	—	—	—	(679)	—	(679)
Treasury Stock	—	—	—	—	—	(288)	(288)
Net loss	—	—	—	(19,685)	—	—	(19,685)

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

Stock-based compensation	—	—	552	—	—	—	552
Stock issued under “at-the-market” offering	2,024,221	2	2,217	—	—	—	2,219
Foreign currency exhange gains	—	—	—	—	711	—	711
Net loss	—	—	—	(18,349)	—	—	(18,349)

Balance at December 31, 2023	17,868,282	$18	$346,519	$(309,318)	$32	(288)	$36,963

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(18,349)	$(19,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	552	475
Income tax benefit	(1,640)	(1,425)
Change in fair value of contingent consideration	(660)	2,091
Payment of contingent consideration	(1,731)	—
Non - cash lease expense	388	183
Depreciation	135	85
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,368	(363)
Deposits and other assets	(54)	—
Accounts payable	(157)	(385)
Accrued expenses	1,470	(267)
Accrued employee benefits	104	333
Operating lease liability	(422)	(124)
Net Cash Used In Operating Activities	(18,996)	(19,082)

Cash Flows From Investing Activities:
Purchases of property and equipment	(202)	(116)
Cash paid for business combination; net of cash acquired	—	(3,863)
Pre-acquisition loan to VCN	—	(417)
Net Cash Used In Investing Activities	(202)	(4,396)

Cash Flows From Financing Activities:
Payment of loans payable	$(75)	(1,376)
Proceeds from issuance under at - the - market offering, net of issuance cost	2,219	—
Proceeds from sale of Series C Preferred Stock, net of issuance cost	—	2,006
Proceeds from sale of Series D Preferred Stock, net of issuance cost	—	728
Payment of contingent consideration	(1,519)	(3,000)
Purchase of treasury stock	—	(288)
Net Cash Provided By (Used In) Financing Activities	625	(1,930)

Effects of foreign currency on cash	(33)	(32)
Net decrease in cash and cash equivalents and restricted cash	(18,606)	(25,408)
Cash and cash equivalents and restricted at the beginning of this period	41,885	67,325
Cash and cash equivalents and restricted cash at the end of this period	$23,279	$41,885

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	23,177	41,786
Restricted cash included in other long-term assets	102	99
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$23,279	$41,885

Supplemental non-cash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$937	$—
Fair value of contingent consideration issued in a business combination	$—	$11,093
Fair value of equity issued as consideration in a business combination	$—	$6,599
Effective settlement of pre-closing VCN financing	$—	$417
Goodwill measurement period adjustment	$—	$(1,061)
In-process R&D measurement period adjustment	$—	$810
Deferred tax liability measurement period adjustment	$—	$202
Effect of Warrant exercise price adjustment	$—	$340

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

As a result of the Reverse Stock Split, each ten (10) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 158,437,840 shares to 15,844,061 shares (subject to rounding of fractional shares) and the number of authorized shares of common stock was reduced from 200,000,000 share to 20,000,000 shares and then increased to 350,000,000 after obtaining approval of the Company’s shareolders at the 2022 annual meeting of stockholders. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company’s common stock not evenly divisible by 10, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of common stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All affected share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

As of December 31, 2023, the Company had nine subsidiaries, Theriva Biologics, S.L., Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Theriva Biologics, S.L.,Pipex Therapeutics, EPI, Healthmine, Putney and SYN Biomics are wholly owned, and Solovax, CD4, and Epitope are majority-owned.

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

Liquidity

As of December 31, 2023, the Company had a significant accumulated deficit of $309,318, and the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

The Company’s cash and cash equivalents totaled $23.2 million as of December 31, 2023, a decrease of $18.6 million from December 31, 2022. During the year ended December 31, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $18.3 million. The Company believes it will be able to fund its operations through the fourth quarter of 2024 and into the first quarter of 2025. However, the actual amount of additional capital needed by the Company will also depend upon the costs to advance its VCN-01 clinical programs and whether it continues to develop SYN-004 internally, or out-licenses or partners such development. If necessary, the Company may attempt to utilize the at-the-market offering facility (“ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), its business plan may not be accomplished, and it may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of December 31, 2023, the Company had an accumulated deficit of approximately $309.3 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

The Company does not have sufficient capital to fund its operations beyond the next twelve months. In order to address the Company’s capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern – (continued)

At December 31, 2023 the Company had cash and cash equivalents of approximately $23.2 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans through December 31, 2024. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01 and the on-going testing of SYN-004 (ribaxamase). The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through the ATM sales agreement) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms, or at all. Current cash is expected to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond its control. These factors include the following:

●	the progress of its research activities;
●	the number and scope of its research programs;
●	the ability to recruit patients for clinical studies in a timely manner;
●	the progress of its preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom the Company has entered into research and development agreements and amount of funding received from partners and collaborators;
●	its ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	the Company’s ability to achieve its milestones under licensing arrangements;
●	the costs associated with manufacturing-related services to produce material for use in its clinical trials;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

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

Theriva Biologics, Inc. and Subsidiaries

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid short-term investments with original maturities of three months or less. All interest bearing and non-interest bearing accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of the Company’s cash balances are in excess of FDIC coverage. The Company considers this to be a normal business risk.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset or the underlying lease term for leasehold improvements, whichever is shorter. The estimated useful life by asset description is noted in the following table.

Asset Description	Estimated Useful Life
Computer, office equipment, furniture and software	3 – 5 years
Leasehold improvements and fixtures	Lesser of estimated useful life or lease term

Depreciation and amortization expense was approximately $135,000 and $85,000 for the years ended December 31, 2023 and 2022, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

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

As a result of the acquisition of VCN (see Note 5), the Company recorded two intangible assets: in-process research and development (“IPR&D”) and goodwill. The IPR&D and goodwill are deemed to have indefinite lives and therefore not amortized.

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

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The key assumptions used to value IPR&D include estimates of future cash flows and to the discount rate applicable to the future cash flow periods.

During the quarter ended September 30, 2023, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. As a result the Company performed an impairment analysis and concluded that there was no impairment as of September 30, 2023. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges recorded during 2023 and 2022.

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The key assumptions used to value the reporting unit include estimates of future cash flows, the discount rate applicable and those future cash flow periods, and the implied control premium.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

During the quarter ended September 30, 2023, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. As a result the Company performed an impairment analysis and concluded that there was no impairment as of September 30, 2023. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges as of December 31, 2023 and 2022.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. Payments for amounts not in excess of original fair values established at acquisition date (including measurement period adjustments), and not paid within a period considered to be close to the transaction date, are reflected as financing activities in the statement of cash flows. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The discounted cash flow is method used to value the contingent consideration which includes inputs of not readily observable market data, which are level 3 inputs. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long-term liabilities in the consolidated balance sheets. See Fair Value of Financial Instruments below.

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the year ended December 31, 2023 and 2022.

Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the year ended December 31, 2022 includes the effect of the Series C and D preferred stock price adjustment of $0.3 million. The number of shares of common stock underlying Series C and D Preferred shares convertible to common stock that were excluded from the computation of the net loss per common share for the year ended December 31, 2023 and 2022 was 2,459,016. The number of eligible options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2023 were 4,375,781 and zero, respectively, and for the year ended December 31, 2022 were 2,295,898 and 634,426, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2023 and 2022, the Company has accrued CRO expenses of $1.7 million and $0.8 million, respectively, that are included in accrued expenses. As of December 31, 2023, and 2022, the Company has prepaid CRO costs of $1.1 million and $2.3 million, respectively, that are included in prepaid expenses.

Leases

The Company assesses all contracts at inception to determine whether a lease exists. The Company’s leases are all classified as operating leases per ASC 842. The Company leases office space under operating leases that typically provide for the payment of minimum annual rentals and may include scheduled rent increases. The Company made an accounting policy election to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheets and to recognize those lease payments on a straightline basis in its consolidated statements of operations and comprehensive loss. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company used the incremental borrowing rate for all of its leases, as the implicit interest rate was not readily determinable. In determining the Company’s incremental borrowing rate of each lease, the Company considered recent observable credit spreads correlating to the Company's creditworthiness and the term of each of the Company's lease agreements.

Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in Spain. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. The Company accounts for the reimbursement as a tax credit receivable related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period.

Stock Warrants

The Company’s Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the Warrant Agreement. The Warrants were measured at fair value at the date of issuance, which was recorded in additional paid-in capital as a reduction of the gross proceeds raised in the public offering.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Preferred Stock

The Company’s Series C and D Preferred Stock is classified as temporary equity on the accompanying consolidated balance sheet in accordance with authoritative guidance for the classification and measurement of convertible securities.

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

In connection with the Acquisition of VCN, the Company was required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed noted in Note 5. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $6.3 million as of December 31, 2023 and is all reflected as non-current contingent consideration liability. There were no transfers in or out of the level 3 liabilities during the years ended December 31, 2023 and 2022 , with the exception of the reclassification of $3.25 million related to the milestone that was met in the current year and reclassified to accrued expenses and paid prior to year end.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities for the year ended December 31, 2023 and 2022:

(in thousands)
Balance at March 10, 2022	$11,093
Payment of contingent consideration	(3,000)
Change in fair value	2,091
Balance at December 31, 2022	$10,184

Contingent consideration, current portion	$2,973
Contingent consideration, net of current portion	7,211
Balance at December 31, 2022	$10,184

(in thousands)
Balance at December 31, 2022	$10,184
Payment of contingent consideration	(3,250)
Change in fair value	(660)
Balance at December 31, 2023	$6,274

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,274
Balance at December 31, 2023	$6,274

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,274	$—	$—	$6,274
Total liabilities	$6,274	$—	$—	$6,274

	As of December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,184	$—	$—	$10,184
Total liabilities	$10,184	$—	$—	$10,184

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.9% to 13.6%
		Weighted Average Discount rate	13.16%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2022
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2023-2028

		Discount rate	13.4% to 14.1%
		Weighted Average Discount rate	13.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 95.0%
		Probability of occurrence (cumulative through each Milestone)	6.9% to 95.0%

Stock-Based Payment Arrangements

Generally, all forms of stock-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date typically using the Black-Scholes option pricing model. Forfeitures are recognized in the period they occur.  Stock-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based payment, whichever is more readily determinable. The expense resulting from stock-based payments is recorded in research and development expense or general and administrative expense in the Consolidated Statements of Operations, depending on the nature of the services provided.

Segment information

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Foreign Currencies

The functional currency of the Company’s Theriva S.L. subsidiary is the Euro. VCN’s Assets and liabilities are translated to U.S. dollars based on exchange rates at the end of each reporting period. Income and expense items are translated at weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses are classified as other income (expense) net in the accompanying consolidated statements of operations.

3. Summary of Significant Accounting Policies – (continued)

Income Taxes

The Company accounts for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance.

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

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU is effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company has adopted ASU 2020-06 on January 1, 2022. The ASU impacted the analysis of the accounting treatment for the issuance of Convertible Preferred Series C & D stock during the third quarter, specifically the cash conversion and beneficial conversion features.

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore, this ASU is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Research and Development Tax Credits

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

4. Research and Development Tax Credits – (continued)

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable related to amounts that had been approved by the Spanish government prior to September 30, 2023 and a corresponding deferred research and development tax credit as it was determined that amounts became probable of being recognized in future periods. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures over a 24-month period beginning January 1, 2024

5. Business Combination

Summary

On March 10, 2022 (the “Closing”), the Company completed the acquisition of all the outstanding shares of Theriva Biologics, S.L, which at the time was known as VCN Biosciences, S.L. (the “VCN Shares”) from the shareholders of VCN. VCN is a clinical-stage biopharmaceutical company developing new oncolytic adenoviruses for the treatment of cancer. The Company’s lead product candidate, VCN-01, is being studied in a Company sponsored Phase 2 clinical trial for pancreatic cancer with additional investigator sponsored trials in indications including head and neck squamous cell carcinoma (HNSCC), retinoblastoma, brain tumors and ovarian cancers. VCN-01 is designed to be administered systemically, intratumorally or intravitreally, either as a monotherapy or in combination with standard of care chemotherapies or immunotherapies, to treat a wide variety of cancer indications. VCN-01 is designed to replicate selectively and aggressively within tumor cells, and to degrade the tumor stroma barrier that serves as a significant physical and immunosuppressive barrier to cancer treatment. Degrading the tumor stroma has been shown to improve access to the tumor by the virus and additional therapies such as chemo and immunotherapies. Importantly, degrading the stroma exposes tumor antigens, turning “cold” tumors “hot” and enabling a sustained anti-tumor immune response. VCN has the exclusive rights to four patent families for proprietary technologies, as well as technologies developed in collaboration with the Virotherapy Group of the Catalan Institute of Oncology (ICO-IDIBELL) and with Hospital Sant Joan de Deu (HSJD), with a number of additional patents pending. As consideration for the purchase of the VCN Shares and pursuant to the terms of a purchase agreement that the parties entered into (the “Purchase Agreement”), the Company paid $4,700,000 to Grifols Innovation and New Technologies Limited (“Grifols”), the owner of approximately 86% of the equity of VCN, and issued to the remaining sellers and certain key VCN employees and consultants of VCN an aggregate of 2,639,530 shares of its common stock, $0.001 par value per share (the “Common Stock”). In addition to the consideration described above, under the terms of the purchase agreement that the parties entered into, the Company assumed up to $2,390,000 of existing liabilities of VCN and has agreed to make cash payments of up to $70.2 million to Grifols upon the achievement of certain clinical and commercialization milestones. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in metastatic pancreatic ductal adenocarcinoma (“PDAC”). Due to this approval, the Company paid Grifols $3.0 million in the fourth quarter of 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, the Company paid Grifols $3.25 million in the fourth quarter of 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In anticipation of the Acquisition, prior to the Closing, the Company loaned VCN $417,000 to help finance the costs of certain of VCN’s research and development activities. At the Closing, VCN and Grifols entered into a sublease agreement for laboratory and office space which didn’t commence until January 2023 as well as a transitional services agreement. As a post-Closing covenant, the Company has agreed to commit to fund VCN’s research and development programs, including, but not limited to, VCN-01 in a pancreatic ductal adenocarcinoma PDAC Phase 2 trial, VCN-01 in a retinoblastoma (RB) Phase 2/3 trial and necessary general and administrative expenses within a budgetary plan of approximately $27.8 million.

5. Business Combination – (continued)

Total purchase consideration including cash, shares of common stock and contingent consideration was valued at approximately $22.8 million, as follows (in thousands):

Cash paid at Closing	$4,700
Receivable from VCN “effectively settled“	417
Fair value of common shares issued	6,599
Fair value of contingent consideration	11,093
$22,809

As of December 31, 2023 and December 31, 2022, the fair value of the contingent consideration was approximately $6.3 million and $10.2 million, respectively. During the year ended December 31, 2023, the Company recognized in operating expense a $0.7 million, decrease in the fair value of the contingent consideration. Upon initiation of patient dosing in the U.S. during the three months ended September 30, 2023, $3.25 million that had previously been included as contingent consideration, was paid to Grifols during the quarter ending December 31, 2023. During the year ended December 31, 2022, the Company recognized in operating expense a $2.1 million increase in the fair value of the contingent consideration.

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

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates. In connection with the Acquisition, the Company recognized $19.7 million of indefinite-lived in-process research and development intangible assets. Working capital balances were recorded at their carrying value as they approximated fair value due to nature of the assets and short term duration of the liabilities.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill of $5.7 million was established as a result of the Acquisition and is not tax deductible.

5. Business Combination – (continued)

VCN operations recorded a net loss of $5.8 million from the date of Acquisition through December 31, 2022 and $11.4 million for the year ended December 31, 2023.

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

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the VCN Acquisition had been completed as of January 1, 2022 (in thousands):

(in thousands)	2022
Net revenues	$—
Net loss	$(20,546)

Transaction Costs

In conjunction with the Acquisition, the Company incurred approximately $0.2 million in transaction costs during the year ended December 31, 2022, which were expensed as general, and administrative expense in the consolidated statements of operations. There were no acquisition costs incurred during the year ended December 31, 2023.

6. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of December 31, 2023.

Goodwill (in thousands)
Balance at December 31, 2022	$5,525
Effects of exchange rates	175
Balance at December 31, 2023	$5,700

The following table provides the Company’s in-process R&D as of December 31, 2023.

In-process
R&D (in thousands)
Balance at December 31, 2022	$19,150
Effects of exchange rates	605
Balance at December 31, 2023	$19,755

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During the quarters ended September 30, 2023 and December 31, 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis and concluded that the Goodwill and IPR&D were not impaired as of September 30, 2023. This interim analysis also satisfied the requirements of the annual impairment test. There were no impairment charges recorded during 2023 and 2022.

7. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid clinical research organizations	$1,119	$2,293
Prepaid insurance	496	637
Prepaid manufacturing expenses	491	418
Prepaid consulting, subscriptions and other expenses	180	155
VAT receivable	128	87
Receivable from Grifols	—	144

Total prepaid expsnese and other current assets	$2,414	$3,734

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services. Receivable from Grifols includes amounts due related to research and development tax rebates, VAT and corporate taxes.

PROPERTY AND EQUIPMENT (in thousands)

	December 31,	December 31,
	2023	2022
Computers and office equipment	$902	$897
Other property, plant and equipment	417	208
Leasehold improvements	94	94
Software	11	11
	1,424	1,210
Less: accumulated depreciation and amortization	(1,002)	(865)

Total property and equipment, net	$422	$345

During the years ended December 31, 2023 and 2022 the Company recognized depreciation expense of $135,000 and 85,000 respectively.

ACCRUED EXPENSES (in thousands)

	December 31,	December 31,
	2023	2022
Accrued clinical consulting services	$1,700	$807
Accrued manufacturing costs	843	197
Accrued vendor payments	452	492

Total accrued expesnes	$2,995	$1,496

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Selected Balance Sheet Information – (continued)

ACCRUED EMPLOYEE BENEFITS (in thousands)

	December 31,	December 31,
	2023	2022
Accrued bonus expense	$1,307	$1,216
Accrued compensation expense	127	87
Accrued vacation expense	83	100

Total accrued employee benefits	$1,517	$1,403

8. Stock-Based Compensation

Stock Incentive Plan

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of December 31, 2023, there were 86 options issued and outstanding under the 2007 Stock Plan. Only options were issued under the plan.

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of December 31, 2023, there were 198,540 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan ("2020 Stock Plan") for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of December 31, 2022. As of December 31, 2023, there were 4,177,155 options issued and outstanding under the 2020 Stock Plan. Only options were issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Exercise price	$0.59	$0.58-2.61
Expected dividends	0%	0%
Expected volatility	90%	95%
Risk free interest rate	4.02%	2.65-3.77%
Expected life of option (years)	4.25	4.3

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

Expected life of the option—The period of time that the options granted are expected to remain unexercised. Options granted during the years ended 2022 and 2023 have a maximum term of seven years. The Company estimates the expected life of the option term based on the weighted average life between the dates that options become fully vested and the maximum life of options granted.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

During the years ended December 31, 2023 and 2022, the Company granted 2,195,000 and 1,728,000 options to employees and directors having an approximate fair value of $0.9 million and $0.7 million based upon the Black-Scholes option pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2023 and 2022 was $373,000 and $260,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2023 and 2022 was $179,000 and $215,000, respectively.

A summary of stock option activity for the years ended December 31, 2023 and 2022 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2021	625,565	$16.12	5.58 years	$—

Granted	1,728,000	0.58
Exercised	—	—
Expired	(43,126)	67.81
Forfeited	(14,541)	3.61
Balance - December 31, 2022	2,295,898	3.53	6.44 years	—

Granted	2,195,000	0.59
Exercised	—	—
Expired	(104,270)	14.73
Forfeited	(10,847)	1.11

Balance -December 31, 2023 - outstanding	4,375,781	$1.80	7.70 years	$—

Balance - December 31, 2023 - exercisable	1,251,477	$4.70	5.05 years	$—

Grant date fair value of options granted - December 31, 2023		$873,140

Weighted average grant date fair value - December 31, 2023		$0.40

Grant date fair value of options granted - December 31, 2022		$706,264

Weighted average grant date fair value - December 31, 2022		$.41

The options outstanding and exercisable at December 31, 2023 are as follows:

Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of		Exercise	Contractual		Exercise	Contractual
Exercise Price	Options	Price	Life	Options	Price	Life
$0.00 – $350.00	4,372,338	$1.20	8 years	1,248,004	$2.62	5 years
351.00 – $700.00	270	511.00	1 years	270	511	1 years
701.00 – $1000.00	3,173	779.83	2 years	3,173	779.83	2 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

As of December 31, 2023, total unrecognized stock-based compensation expense related to stock options was $1.3 million which is expected to be expensed through December 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2023 or 2022. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2023 and 2022 was zero.

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

If, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for the issuance of the shares of Common Stock to the holder, then the Warrants may only be exercised through a cashless exercise. No fractional shares of Common Stock will be issued in connection with the exercise of a Warrant. In lieu of fractional shares, the holder will receive an amount in cash equal to the fractional amount multiplied by the fair market value of any such fractional shares. The Company has concluded that the Warrants are required to be equity classified. The Warrants were valued on the date of grant using Monte Carlo simulations. During the three months ended March 31, 2021, 1,165,575 Warrants were exercised for cash proceeds of $8.0 million. There were no Warrants exercised during the years ended December 31, 2023 and 2022. The Warrants have expired in October 2023 and are no longer outstanding. Upon expiration, the balance in additional paid-in capital related to the warrants was transferred to the additional paid-in capital balance related to common stock with no effect on additional paid-in capital.

On August 3, 2022, the Company announced the exercise price of Warrants issued by the Company in October 2018 was reduced from $6.90 per Warrant per full share of the Company’s common stock, $0.001 par value per share to $1.22 per Warrant per full share of Common Stock. The reduction was the result of the issuance of shares of Preferred Stock by the Company in a private placement. The effect of the change in the exercise price of the Warrants as a result of the triggering of the down round protection clause in the Warrants was recorded as a deemed dividend of $340,000 during the year ended December 31, 2022, which reduces the income available to common stockholders and had no impact to the Stockholders equity.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Stock Warrants – (continued)

A summary of all warrant activity for the Company the year ended December 31, 2023 and December 31, 2022 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2021	634,497	1.24	1.78 years
Granted	—	—
Exercised	—	—
Forfeited	(71)	182
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	(634,426)	1.22
Balance at December 31, 2023	—	$—	—

10. Stockholders’ Equity

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P. (the “Securities Purchase Agreement”), pursuant to which the Company issued and sold 275,000 shares of the Company's Series C Convertible Preferred Stock, par value $0.001 per share (the "Series C Preferred Stock"), and 100,000 shares of the Company's Series D Convertible Preferred Stock, par value $0.001 per share (the "Series D Preferred Stock," and together with the Series C Preferred Stock, the "Preferred Stock"), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock are convertible, at a conversion price (the "Conversion Price") of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company's Common Stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

The Company included certain proposals at its 2022 annual meeting of stockholders, including (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 and (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Stockholders’ Equity – (continued)

Pursuant to the Securities Purchase Agreement, the Company filed certificates of designation (the "Certificates of Designation") with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series C Preferred Stock and Series D Preferred Stock. The Certificate of Designation for the Series C Preferred Stock provides, in particular, that the Series C Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast votes on an as converted to Common Stock basis on the Stockholder Items. The Certificate of Designation for the Series D Preferred Stock provides, in particular, that the Series D Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast 20,000 votes per share of Series D Preferred Stock on the Stockholder Items and to vote the shares of the Series D Preferred Stock purchased in the Offering in the same proportion as shares of Common Stock and any other shares of capital stock of the Company that are entitled to vote thereon (excluding any shares of Common Stock that are not voted) on the Stockholder Items.

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

Stock Repurchase

On December 22, 2022, the Company repurchased an aggregate of approximately 720,000 shares of its common stock, par value $0.001 from three founders of its subsidiary Theriva Biologics S.L. (formerly known as VCN Biosciences S.L.) in a privately negotiated transaction pursuant to the terms of a Share Repurchase Agreement entered into on December 20, 2022 with each of the Selling Stockholders. The price per share was $0.4001, which was the closing price of the Common Stock on the day prior to the closing for an aggregate purchase price was $288,072. The closing was subject to fulfillment of certain conditions, including delivery of certain closing documents. The Share Repurchase Agreement contains customary representations, warranties and covenants of the parties. The repurchase was funded from the Company’s cash on hand and the shares to be repurchased will be held as treasury stock. The Selling Stockholders acquired the shares of the Company’s Common Stock as consideration for the sale of their shares of the subsidiary to the Company in March 2022.

B. Riley Securities and Alliance Global Partners Sales Agreement

On August 5, 2016, the Company entered into the Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (now known as B. Riley Securities) to act as a sales agent, which agreement was amended and restated on February 9, 2021 to add Alliance Global Partners as a sale agent. The amended and restated Sales Agreement (the “Amended and Restated Sales Agreement”) enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. and A.G.P./Alliance Global Partners as the Company’s sales agent. Sales of common stock under the Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. The sales agents are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. During the year ended December 31, 2023, the Company sold through the Amended and Restated Sales Agreement approximately 2.0 million shares of the Company’s common stock and received net proceeds of approximately $2.2 million. During the year ended December 31, 2022, there were no sales of the Company’s common stock through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Loans payable

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $102,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	December 31, 2023	December 31, 2023	December 31, 2022	December 31, 2022
	Current	Non-current	Current	Non-current

NEBT Loan	8	$24	13	31
RETOS 2015	55	138	44	190
	$63	$162	$57	$221

A maturity analysis of the debt as of December 31, 2023 is as follows (amounts in thousands of dollars):

2024	$63
2025	65
2026	54
2027	33
2028	10
Total	$225

12. Related Party

On December 15, 2022, the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000. On December 14, 2023 the Company approved the retention of MaryAnn Shallcross for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 75,000 shares of common stock having a value of $30,000. During the year ended December 31, 2023, Ms. Shallcross had $145,000 in compensation expense. Ms. Shallcross had been performing services for the Company during 2022 for total compensation of less than $120,000.

13. License, Collaborative and Employment Agreements and Commitments

License and Collaborative Agreements

As described below, the Company has entered into several license and collaborative agreements for the right to use research, technology and patents. Some of these license and collaborative agreements may contain milestones. The specific timing of such milestones cannot be predicted and is dependent on future developments as well as regulatory actions which cannot be predicted with certainty (including actions which may never occur). Further, under the terms of certain licensing agreements, the Company may have the obligation to pay certain milestones contingent upon the achievement of specific levels of sales. Due to the long-range nature of such commercial milestone liability amounts, they are neither probable at this time nor predictable and consequently are not recorded in the financial statements or included in this disclosure.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

On August 31, 2010, VCN entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) with the Bellvitge Biomedical Research Institute (“IDIBELL”) for the exclusive license of the right to use a Spanish patent number P200901201 titled “Oncolytic adenoviruses for treating cancer” which is co-owned by IDIBELL and Catalan Oncology Institute (“ICO”) for the term of the patent. The Technology Transfer Agreement provides that IDIBELL is entitled to a low single digit percentage royalty on the income collected by VCN from the utilization of products derived from the licensed technology, prior to applying any value-added tax, if any, and low single digit percentage royalty on other income received by VCN arising from the use of the licensed technology, including income related to sublicenses of the licensed technology to third parties and advance payments or payments made for goals that were met and/or services associated with the licensed technology. The Technology Transfer Agreement terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. In addition, IDIBELL has the right to revoke the license if VCN ceases business activities for a continuous year or ceases to utilize the technology subject of the Technology Transfer Agreement, uses the technology in violation of the principals of IDIBELL or ICO or stops maintaining the patent licensed under the Technology Transfer Agreement. No amounts incurred in 2023 and 2022.

ICO Marketing License

On May 16, 2009, VCN entered into a Contract to Grant a Marketing License (the “ICO License Agreement”) with the Catalan Institute of Oncology (the “ICO”) for a manufacturing and marketing license of a patent P200700665 titled “Adenovirus with mutations in the area of endoplasmic retention of protein E3-19k and their use in the treatment of cancer” in connection with a sublicense identified therein. The validity period of the license granted is unlimited with the only applicable limit being the patent’s own validity. The ICO License Agreement provides that the ICO is entitled to a royalty of low double digit percentage of the net value of the income from the concession of the identified sublicense and low double digit precentage on other lump sums received thereunder. VCN and its sublicensees have an obligation to use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The ICO License terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. No amounts incurred in 2023 and 2022.

IDIBELL/ICO License Agreement

On March 4, 2016, VCN entered into a License Agreement (the “IDIBELL/ICO License Agreement”) with IDIBELL and the ICO, for the exclusive license of the right to use a family of patents whose priority application is European patent application EP 14 38 2162.7 titled “Adenovirus comprising an albumin-binding molety”. The License Agreement provides that IDIBELL and ICO, as licensors, are entitled to share a low single digit percentage royalty on the annual Net Sales (as defined in the IDIBELL/ICO License Agreement)collected by VCN from the utilization of products derived from the licensed technology and a royalty on sublicensing income received from the licensed technology at a rate of: low double digit percentage during the first 3 years following the effective date of the agreement, mid single digit percentage during the term of 3 to 7 years following the effective date and low single digit percentage thereafter. The IDIBELL/ICO License Agreement also provides for certain fixed payments, including a payment 25 days following the date of concession of the licensed patent in a minimum of three European jurisdictions and a payment 25 days following the date of concession of an American patent derived from the licensed patent. The IDIBELL/ICO License is for an indefinite term subject to early termination (i) by mutual agreement of the parties; (ii) by licensor in the event of at least two successive breaches or three alternate breaches calculated annually of the obligation to pay any consideration; (iii) by VCN at its discretion due to certain patent infringements of rights protected by the patents or due to the absence of protection of the patent in any countries in the territory which is worldwide or (iv) in the event of a breach by the other party of its obligations thereunder which are not remedied within thirty (30) days. In addition, the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products, VCN has undertaken no marketing whatsoever during the term of the IDIBELL/ICO License Agreement or uses the patent licensed for purposes other those as set forth in the IDIBELL/ICO License Agreement. No amounts incurred in 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

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

On November 2, 2023, VCN and Sant Joan de Déu-Barcelona Children’s Hospital announced an agreement for an exclusive worldwide option to negotiate an exclusive license of certain Sant Joan de Deu intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer. During the year ended December 31, 2023 the Company paid a Euros (€25,000) option fee.

Washington University School of Medicine in St. Louis Clinical Trial Agreement

On August 7, 2019, the Company entered into a clinical trial agreement (“CTA”) with Washington University School of Medicine in St. Louis (“Washington University”) to conduct a Phase 1b/2a single-center, randomized, double-blinded, placebo-controlled clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of oral SYN-004 (ribaxamase) in up to 36 adult allogeneic hematopoietic cell transplant (HCT) recipients (the “Study”). Under the terms of the CTA, the Company will serve as the sponsor of the Study and supply SYN-004 (ribaxamase), as well as compensate Washington University for all research services to be provided in connection with the Study which is estimated to cost approximately $3,200,000. Dr. Erik R. Dubberke, Professor of Medicine and Clinical Director, Transplant Infectious Diseases at Washington University will serve as the principal investigator of the trial in collaboration with his Washington University colleague Dr. Mark A. Schroeder, Associate Professor of Medicine, Division of Oncology, Bone Marrow Transplantation and Leukemia.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

The CTA continues in effect until completion of all obligations under the CTA. Either party may terminate the CTA prior to completion of its obligations (i) if authorization of the study is withdrawn by the FDA; (ii) if the emergence of any adverse reaction or side effect with SYN-004 (ribaxamase) administered in the Study is of such magnitude or incidence in the opinion of either party to support termination; or (iii) upon a breach of the terms of the CTA if the breaching party fails to cure the breach within 30 days after receipt of notice. The Company has the right to terminate the CTA (i) effective immediately if Washington University fails to perform the study in accordance with the terms of the protocol, the CTA or applicable laws or regulations or if Washington University or the principal investigator become debarred or (ii) upon 14 days written notice and Washington University has the right to terminate the CTA upon 14 days notice if the principal investigator becomes unable to perform or complete the Study and the parties have not, prior to the expiration of such fourteen (14) day period, agreed to an alternative principal investigator. The Company paid $1.1 million related to this agreement during the year ended 2022. There we no payments during 2023.

Massachusetts General Hospital Exclusive Option License Agreement

On May 27, 2020, the Company entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of intestinal alkaline phosphatase (“IAP”) to maintain gastrointestinal (GI) and microbiome health, diminish systemic inflammation, and treat age-related diseases. If executed, the Company plans to use this license in the advancement of an expanded clinical development program for SYN-020, its proprietary recombinant version of bovine IAP currently in pre-clinical development. Under the terms of the agreement, the Company is granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. During the second quarter of 2021, the Company announced an amendment to its option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. In January 2023, the company paid $7,500 to extend the option period until July 2024.

University of Texas Austin Agreement

On December 19, 2012, the Company entered into a License Agreement with University of Texas Austin (“UT”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies. The License Agreement provides that UT Austin is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014, a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 clinical trials, $100,000 upon commencement of Phase 3 clinical trials, $250,000 upon NDA submission in the U.S., $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, UT Austin is entitled to a running royalty upon net sales. The License Agreement terminates upon the expiration of the patent rights; provided, however that the License Agreement is subject to early termination by the Company in its discretion and by UT Austin for a breach of the License Agreement by the Company. No amounts incurred in 2023 and 2022.

In connection with the License Agreement, the Company and UT Austin also entered into a Sponsored Research Agreement pursuant to which UT Austin will perform certain research work related to pertussis. The Sponsored Research Agreement may be renewed annually, in the sole discretion of the Company, after the first year for two additional one year terms with a fixed fee for the first year of $303,000. The Sponsored Research Agreement was renewed for the second and third years for a fixed fee of $316,000 and $329,000 respectively, all payable in quarterly installments. The Sponsored Research Agreement expired January 17, 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

Prev ABR LLC (“Prev”) Agreement

On November 28, 2012, the Company entered into an agreement (“Prev Agreement”) to acquire the C. diff program assets of Prev, including the pre-Investigational New Drug (IND) package, Phase 1 and Phase 2 clinical data, manufacturing process data and all issued and pending U.S. and international patents. Upon execution and closing of the Prev Agreement, the Company paid Prev cash payments of $235,000 and issued 17,858 unregistered shares of its common stock to Prev. As set forth in the Prev Agreement, Prev may be entitled to receive additional consideration upon the achievement of certain milestones, including: (i) commencement of an IND; (ii) commencement of a Phase 1 clinical trial; (iii) commencement of a Phase 2 clinical trial; (iv) commencement of a Phase 3 clinical trial; (v) filing a Biologic License Application (BLA) in the U.S. and for territories outside of the U.S. (as defined in the Prev Agreement); and (vi) approval of a BLA in the U.S. and for territories outside the U.S. With exception of the first milestone payment, the remaining milestones are payable 50% in cash and 50% in the Company’s stock, however, at Prev’s option the entire milestone may be payable in shares of the Company’s stock. As of December 31, 2015, the first three milestones had been met, and at Prev’s option, Prev elected to receive 18,724 shares of the Company’s common stock. Currently, assets licensed under this agreement are used in the Company’s Phase 1b/2a Clinical Study in Allogeneic HCT Recipients. No milestones were achieved or such payments were made subsequent to 2015.

Employment Agreements

On January 3, 2022, the Company entered into a three-year employment agreement with Steven A. Shallcross, (the “2022 Shallcross Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as the Chief Financial Officer of the Company.

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

On December 14, 2023, the Board of Directors of the Company awarded Steven A. Shallcross: (i) a cash bonus equal to $350,000, and (ii) an option to purchase 700,000 shares of the Company's common stock. In addition, on December 14, 2023, the Company increased his base salary to $644,963 due to a merit increase.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

On March 22, 2022, Synthetic Biologics, Inc. (the “Company”) entered into an employment agreement with Frank Tufaro (the “Employment Agreement”) to serve as the Chief Operating Officer of the Company. Pursuant to the Employment Agreement, Dr. Tufaro had received an annual base salary of $375,000 and was eligible to earn an annual performance bonus of up to forty percent (40%) of his annual base salary. The annual bonus was based upon the assessment of the Company’s Board of Directors (the “Board”) of Dr. Tufaro’s performance and the Company’s attainment of targeted goals set by the Board. In addition, Dr. Tufaro was also be eligible to receive annual equity awards pursuant to the Company’s incentive equity plans, such awards (including the number and type of awards), if any, was to be in the sole discretion of the Board. The Employment Agreement also included confidentiality obligations and inventions assignments by Dr. Tufaro and non-solicitation and non-competition provisions.

The employment agreement had a stated term of three (3) years but may be terminated earlier pursuant to its terms. The employment agreement provided that if Dr. Tufaro’s employment was terminated for any reason, he or his estate as the case may be, would be entitled to receive the accrued base salary, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment was terminated (i) by the Company without Cause or by Dr. Tufaro for Good Reason (as each is defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company would continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of six (6) months and (b) all unvested stock options and other equity awards would immediately vest and he would be entitled to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the employment agreement), then in addition to paying the Accrued Obligations, Dr. Tufaro, or his estate as the case may be, would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. If Dr. Tufaro commenced employment with another employer and became eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

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

In accordance with the terms of the Employment Agreement, the Separation Agreement provides for (i) the payment to Mr. Tufaro of a total of $196,875, paid in bi-monthly installments, less applicable withholding, for a period of six months, (ii) reimbursement of COBRA coverage for himself, his spouse and other eligible dependents for the lesser of: six months or until he commences new employment or substantial self-employment, and (iii) acceleration of the vesting of his outstanding stock options (the “Option Awards”)and (iv) the extension of the period of time for which Mr. Tufaro has the right to exercise any vested shares subject to options until the earlier of (i) the expiration date of the Option Awards, or (ii) six (6) months from the separation date. The Company recorded $22,000 of stock option expense due to the acceleration of the vesting. The Separation Agreement contains mutual general releases of claims and non-disparagement provisions.

The Consulting Agreement has a term of six months unless sooner terminated. Either party may terminate the Consulting Agreement without cause at any time upon thirty (days’ prior written notice or with cause immediately. Mr. Tufaro will be compensated a set daily rate for each full day that he provides consulting services, pro-rated for any days services are provided less than eight hours. There were no amounts paid under this conlsuting agreement during the year ended December 31, 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

Operating Lease

The Company’s existing leases as of December 31, 2023 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Amendment also gives the Company the right to expand its space by giving notice to the landlord before December 31, 2021. The Company did not give notice to expand the space during 2021. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term. There is an option in this Second Amendment to Lease for the Company to borrow funds for tenant improvements subject to an  8.5% interest rate.

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

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the year ended December 31, 2023 and 2022 approximated $624,000 and $569,000, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of December 31, 2023 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2024	654
2025	664
2026	582
2027	368
Total	2,268

Discount factor	(339)
Operating lease liability	1,929
Operating lease liability - current	(487)
Operating lease liability - long term	$1,442

Consulting Fees

In November 2017, the Company engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement is on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. The Company was obligated to pay the consultant a monthly retainer in addition to success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. The achievement of the milestones is not probable at this time. No amounts incurred in 2023 and 2022.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. License, Collaborative and Employment Agreements and Commitments – (continued)

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact the Company’s business in the future. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. Further, although the Company has not experienced any material adverse effects on business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects that these disruptions and increasing inflation could have on its operations.

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

14. Income Taxes

Losses before income taxes for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022

Domestic	$(8,568)	$(15,325)
Foreign	(11,421)	(5,785)

Income/(Loss) before Income Taxes	$(19,989)	$(21,110)

The components of income tax benefit consisted of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	2
Foreign	—	—
Total Current	—	2

Deferred:
Federal	$—	$—
State	—	—
Foreign	(1,640)	(1,427)
Total Deferred	(1,640)	(1,427)
Provision (Benefit) for income taxes	(1,640)	(1,425)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Income Taxes – (continued)

Income tax (benefit) provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Amount	Rate	Amount	Rate
US Federal Statutory Tax Rate	$(4,198)	21.00%	(4,433)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	(532)	2.66%	(678)	3.22%
Foreign Tax Effects-Spain
Statutory tax rate difference between Spain and United States	(457)	2.29%	(231)	1.10%
Changes in Valuation Allowances	1,332	(6.66)%	—	0.00%
Changes in Valuation Allowances	2,291	(11.46)%	2,901	(13.74)%
Nontaxable or Nondeductible Items	(187)	0.93%	575	(2.72)%
Other Adjustments	111	(0.56)%	441	(2.11)%
Effective Tax Rate	$(1,640)	8.20%	(1,425)	6.75%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
Federal, State and Foreign NOL Carryforward	$27,356	$22,235
Accrued Compensation	24	29
Stock Issued For Services	957	1,053
Stock Issued for Acquisition of Program	1,457	1,456
Stock Issued for License Agreement	1,124	1,362
Amortizable License Fee	3	4
Capitalized Research & Development costs	2,422	1,592

Total Gross DTA	33,343	27,731
Less: Valuation Allowance	(28,351)	(24,562)
Total Deferred Tax Assets	4,992	3,169
Deferred Tax Liabilities:
IPR&D	(4,939)	(4,787)
ASC 842 Net ROU Assets	(53)	—
Total Gross DTL	(4,992)	(4,787)

Net Deferred Tax Asset (Liability)	$—	$(1,618)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Income Taxes – (continued)

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

At December 31, 2023, the Company has a gross Federal net operating loss carry-forward of approximately $72.7 million available to offset future United States taxable income. In addition, it was determined that the utilization of gross Federal net operating losses of approximately $228.3 million was limited by $155.6. million as a result of change of control ownership changes that occurred under Section 382 of the Internal Revenue Code. State NOL’s are also limited by Section 382 of the Internal Revenue Code and were limited accordingly. At December 31, 2023, the Company has a gross Foreign net operating loss carry forward of approximately $25.2 million USD. The foreign net operating loss carries forward indefinitely.

In 2020, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward was limited by $155.6 million. The decrease in the prior year net operating loss is attributable to control ownership changes which were determined for the years 2013 and 2018 which caused the reduction in the value of the historical net operating loss carry-forward amounts. Updated section 382 analysis were performed in 2021, 2022, and 2023 to identify if any additional ownership shifts occurred in these years. The result of the updated Section 382 analysis produced an IRC 382 limit due to the 2021 ownership change. There was no ownership change determined for 2022 or 2023. All previously limited net operating losses remain available for use in future periods.

The Company’s pre-2018 net operating losses expire on various dates through 2037 while the net operating loss carry-forward originating in the 2018 year and later carryforward indefinitely and are subject to additional limitations based on taxable income.

At December 31, 2023, the Company has a gross Foreign net operating loss carryforward of approximately $25.2 million related to its newly acquired Spanish subsidiary, VCN. The net operating loss does not expire and is available to offset future Spanish taxable income.

The Company’s valuation allowance at December 31, 2023 was approximately $28.4 million. The net change in valuation allowance during the year ended December 31, 2023, was an increase of approximately $3.8 million primarily due to increases in gross federal and state deferred tax assets in 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2023 and 2022, management has established a full valuation allowance against its net deferred tax assets in all US tax jurisdictions. The Company has also established a valuation allowance in its Spanish tax jurisdictions as it is no longer in a net deferred tax liability position in Spain.

Undistributed earnings of the Company’s foreign subsidiary, VCN, are considered to be permanently reinvested and, accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of any earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income tax. At the present time, VCN does not have any earnings and thus it is not necessary to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

The Company continually evaluates expiring statutes of limitation, audits, proposed settlements, changes in tax law, and new authoritative rulings. Due to the existence of net operating carryforwards since inception, all of the Company’s income tax filings remain open.

We have incurred net operating losses since inception, and we do not have any significant unrecognized tax benefits.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We adopted and maintaindisclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified under the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective.

Our management, including our Chief Executive Officer who is also our Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, due to the following previously reported material weaknesses that continued to exist:

●	Management did not design and maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related disclosure requirements.
●	Management did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting the Company’s accounting and financial reporting processes. Additionally, many of the Company’s business process controls dependent upon the information derived from these information systems were also ineffective, as management did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls.

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. The company hired an third party consultant during 2023 to assist with the remediation efforts. While the Company has made progress during 2023, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

●	Enhancing existing policies and procedures to facilitate more efficient operations and improve the timely execution of key controls by company personnel.
●	Enhancing program change management, user access provisioning, and monitoring controls to ensure changes to key applications are appropriately reviewed and approved and to enforce appropriate system access and segregation of duties.
●	Improving the design of key controls to ensure reports used in the performance of such controls are complete and accurate as part of the controls execution.

We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses described above, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	62	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey J. Kraws	58	Chairman
John Monahan	76	Director
Jeffrey Wolf, J.D.	59	Director

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

Jeffrey J. Kraws.  Mr. Kraws has been a member of the Company’s Board of Directors since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since November 9, 2021, Mr. Kraws serves as the Chief Executive Officer of GridIron Bionutrients, Inc. From August 2016 through January 2021, Mr. Kraws served as the Co-President of Ra Medical Systems Inc. (NYSE: RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Mr. Kraws is a partner of PDK Healthcare Innovations LLC. Mr. Kraws also serves as Chief Financial Officer of Syncromune, Inc. He also consults and assists in management of private companies through his private practice. Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013 until April 2023, Mr. Kraws served on the board of directors of Avivagen Inc. (TSX:VIV) and from 2013 until 2020 served on the board of directors of Saleen Automotive, Inc. (OTC Pink: SLNN). He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

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

John Monahan.  Dr. Monahan has been a member of the Company's Board of Directors since November 11, 2020. Dr. Monahan has served on the board of directors of Scorpius Holdings, Inc. (formerly known as NightHawk Biosciences, Inc. and), a contract development and manufacturing organization since November 2009, and from August 2016 until May 2021 also served on the board of directors of Anixa Biosciences, Inc. (formerly known as ITUS Corporation), a biotechnology company focused on using the body's immune system to diagnose, treat and prevent cancer. He is also a board member of Cellix Ltd. (Ireland) and has served on a number of other public and private boards over the years. Dr. Monahan co-founded Avigen Inc. in 1992, a company which has become a leader in its sector for the development of novel pharmaceutical products for the treatment of serious human diseases. Over a 12-year period as Chief Executive Officer of Avigen he raised over $235 million in several private and public financings including its initial public offering. From 1989-1992, he was Vice President of Research & Development at Somatix Therapy Corp., Alameda, CA and from 1985-1989 he was Director of Molecular & Cell Biology at Triton Biosciences Inc., Alameda, CA. Prior to that from 1982-1985, he was Research Group Chief, Department of Molecular Genetics, Hoffmann-LaRoche, Inc. Nutley, NJ, and from 1975 to 1977 he was an Instructor at Baylor College of Medicine, Houston TX. Dr. Monahan served as a scientific advisory consultant to the Company from 2015 to November 10, 2020 and from 2010 through 2015 he was the Company's Senior Executive Vice President of Research & Development. Dr. Monahan was also a Scientific Advisory Board member of Agilis Biotherapeutics (recently merged into PTC Therapeutics), from 2014 to 2019. Dr. Monahan received his Ph.D. in Biochemistry from McMaster University, Canada and his B.Sc. from University College Dublin, Ireland.

Dr. Monahan brings to our Board of Directors significant knowledge of and experience in the pharmaceutical and medical industries. He has extensive business, managerial, executive and leadership experience that further qualify him to serve as a member of the Board and a valuable understanding of biochemistry and our product candidates.

Jeffrey Wolf, J.D.   Mr. Wolf, who has been a member of the Company’s Board of Directors since 2006, has substantial experience in creating, financing, nurturing and biomedical ventures based upon breakthrough research and technology. In August 2008, Mr. Wolf founded Scorpius Holdings, Inc. (formerly known as NightHawk Biosciences, Inc.), a publicly traded contract development and manufacturing organization company. Since April 2010, Mr. Wolf has served as the Chief Executive Officer and Chairman of the Board of NightHawk Biosciences, Inc. Prior to founding NightHawk, from June 1997 to March 2011, Mr. Wolf served as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Mr. Wolf has also founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, a San Francisco-based gene therapy company where he was a co-founder and director; TyRx Pharma, a company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; and Elusys Therapeutics, a company focused on the development of ANTHIM, an FDA approved antitoxin against anthrax, which is currently a subsidiary of NightHawk. Mr. Wolf received his MBA from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of NYSE American. The Trading Policy was implemented to assure compliance with the securities laws prohibiting insider trading in our securities and disclosure of material, non-public information to outsiders. It prohibits the purchase and sale of our securities by our directors, officers, and employees, as well as members of their households, while in possession of material, non-public information until the third business day after such information is made available to the public. Additionally, our Trading Policy imposes special additional trading restrictions, including requiring pre-clearance of any transaction and prohibiting the purchase or sale of options to sell or buy our securities and short sales. The Trading Policy is annexed to this Annual Report as an exhibit.

Item 11.   Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2023 executive compensation program for our Named Executive Officers.

The following table summarizes all compensation awarded to, earned by or paid to our Named Executive Officers, Steven A. Shallcross and Frank Tufaro, during the fiscal years presented below.

					All Other
Name and Principal				Options	Compensation
Position	Year	Salary ($)(1)	Bonus ($)(2)	Awards ($)(3)	($)(4)	Total ($)
Steven Shallcross	2023	$614,250	$350,000	$278,450	$29,213	$1,271,913	(5)
Chief Executive Officer	2022	$585,000	$385,000	$192,989	$27,674	$1,190,663
and Chief Financial Officer

Frank Tufaro	2023	$143,182	$—	$—	$236,249	$379,431
Chief Operating Officer(6)	2022	$291,667	$85,000	$40,629	$23,963	$441,259

(1)	Mr. Shallcross' annual salary was $585,000 commencing January 1, 2022 and $614,250 commencing January 1, 2023. Dr. Tufaro was appointed our Chief Operating Officer on March 22, 2022 and separated from the Company on May 10, 2023. Dr. Tufaro’s annual salary was $375,000 commencing March 22, 2022.
(2)	Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
(3)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 5 to our consolidated financial statements. In December 2022 and December 2023, Mr. Shallcross was issued options to purchase 475,000 and 700,000 shares of common stock, respectively, Dr. Tufaro was issued 100,000 options in December 2022, and each of these awards vest monthly over 36 months.

(4)	The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officers. These benefits are offered to all Theriva Biologics’ employees who work at least 17.5 hours per week. All other compensation for Mr. Tufaro includes pursuant to his separation agreement the payment of a total of $196,875 for a period of six months, and reimbursement of COBRA coverage for himself, his spouse and other eligible dependents for six months.
(5)	Amount excludes compensation paid to the wife of Mr. Shallcross disclosed under the "Related Party Transactions"
(6)	Dr. Tufaro was appointed as our Chief Operating officer on March 22, 2022 and separated from the Company on May 10, 2023.

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

B. Oversight of Executive Compensation

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officers. Our Named Executive Officers for the year ended December 31, 2023 were Steven Shallcross, our Chief Executive Officer who also serves as our Chief Financial Officer, and Frank Tufaro, who served as our Chief Operating Officer until his separation on May 10, 2023.

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

During 2023, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 51% of his target compensation package and performance based variable compensation comprised 49% of his target compensation. Of the performance based variable compensation 52% was equity-based compensation and 49% was his target cash bonus. During 2023, our Chief Operating Officer Officer’s salary was 71% of his target annual compensation package and performance based variable compensation comprised 29% of his target annual compensation.  Because he served only until May 10, 2023, our Chief Operating Officer received only a pro-rated amount of his base salary, was not paid a cash bonus and did not receive equity-based compensation in 2023.

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

While the Compensation Committee does take into consideration the data it reviewed, the Committee does not attempt to benchmark our executive compensation against any specific level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. Rather, the Compensation Committee reviews compensation data from the report mentioned above as reference points in making executive compensation decisions especially in light of the fact that our Chief Executive Officer is also performing the role of Chief Financial Officer. The Compensation Committee’s general aim is for our compensation to remain competitive with the market, falling above or below the median of the market data as appropriate based on corporate and individual executive performance, and other factors deemed to be appropriate. Competitive market positioning is only one of several factors, as described below, that the Compensation Committee considers in making compensation decisions, and therefore individual Named Executive Officer compensation may fall at varying levels as compared to the market data.

Our Compensation Committee values the opinion of our stockholders. At our 2022 Annual Meeting of Stockholders approximately 97% of the shares voted (excluding broker non-votes) were cast in support of our fiscal 2022 executive compensation and related disclosures. At that time, our Compensation Committee viewed those voting results as broad stockholder support for our executive compensation program and consequently made no material changes to the program or to our compensation policies. Our Compensation Committee will continue to consider input from stockholders, including through advisory votes on executive compensation, in making compensation decisions and reviewing executive compensation programs and policies.

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

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work that is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements or expansion of responsibilities. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee referencing an executive compensation benchmarking report provided by Meridian. Mr. Shallcross’ base salary was $585,000 for the year ended December 31, 2022.  Mr. Shallcross received a 5% merit increase to $614,250 for the year ended December 31, 2023, and on December 14, 2023 received a 5% merit increase to $644,963.

Our former Chief Operating Officer, Dr. Tufaro, received a base salary of $375,000 for the year ended December 31, 2022.  Dr. Tufaro received a 5% merit increase to $393,750 for the year ended December 31, 2023.

The table below shows the 2023 annualized base salary levels for our our Named Executive Officers, including a comparison with 2022.

	2022	2023
Named Executive Officer	Base Salary	Base Salary
Steven A. Shallcross, Chief Executive Officer and Chief Financial Officer	$585,000	$614,250
Frank Tufaro, Chief Operating Officer	$375,000	$393,750

2. Bonuses

The Compensation Committee believes that the granting of a bonus is appropriate to motivate the Named Executive Officers. The bonuses are to be rewarded in the discretion of the Compensation Committee and the Board of Directors, based on a review of achievements for the year. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. The Compensation Committee also used information from the Meridian executive compensation benchmarking report in determining bonus amounts. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link bonuses to objectives the Compensation Committee deems important such as for 2023, effective M&A strategy and implementation, financings, and achievement of clinical milestones.

●	Mr. Shallcross’ employment agreement provided that he was eligible for a target bonus of up to fifty percent (50%) of his base salary in cash. After considering Mr. Shallcross’ achievement relative to performance goals in 2023, the Compensation Committee approved a $350,000 cash bonus, or 114% of target.
●	Dr. Tufaro’s employment agreement provided that he was eligible for a target bonus of up to forty percent (40%) of his base salary in cash. Because he served only until May 10, 2023, Dr. Tufaro did not receive a cash bonus for 2023.

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

In 2023, the Compensation Committee approved grants of options exercisable for 700,000 shares to Mr. Shallcross. The options had a grant date of December 14, 2023, an exercise price of $0.59, vest pro rata on a monthly basis over 36 months and expire seven years from date of grant.  Because he served only until May 10, 2023, Dr. Tufaro did not receive any equity-based compensation in 2023.

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

Conclusion

Attracting and retaining talented and motivated management and key employees is essential to creating long-term stockholder value. Offering a competitive, performance-based compensation program with a substantial equity component helps to achieve this objective by aligning the interests of the executive officers and other key employees with those of stockholders. We believe that our compensation program met these objectives and that our 2023 compensation program was appropriate in light of the challenges we and our employees face.

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

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2023. We currently grant stock-based awards pursuant to our 2020 Stock Incentive Plan (the “2020 Stock Plan”) and have outstanding awards to Mr. Shallcross under our 2010 Stock Incentive Plan (the “2010 Stock Plan”).

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name	Grant Date(1)	Exercisable	Unexercisable	Price ($)	Expiration Date
Steven Shallcross	12/14/23	—	700,000	$0.59	12/15/30
	12/15/22	158,333	316,667	0.58	12/15/29
	12/23/21	43,334	21,666	$3.31	12/23/28
	12/30/20	45,000	—	$4.17	12/30/27
	12/04/19	45,000	—	$4.18	12/04/26
	12/06/18	20,000	—	$6.89	12/06/25
	12/20/17	1,572	—	$182.00	12/20/24
	06/01/15	2,573	—	756.00	06/01/25

(1)	Options will vest pro rata, on a monthly basis, over 36 months.

Dr. Tufaro resigned from the Company effective May 10, 2023. All or Dr Tufaro’s option awards expired before December 31, 2023.

Employment Agreements

Steven A. Shallcross, Chief Executive Officer, Chief Financial Officer

On January 3, 2022, we entered into a three-year employment agreement with Mr. Shallcross (the “2022 Shallcross Employment Agreement”), to serve as our Chief Executive Officer and to continue to serve as our Chief Financial Officer. The 2022 Employment Agreement replaced the prior employment agreement with us that Mr. Shallcross entered into on December 6, 2018, as amended December 5, 2019 (the “Amended Employment Agreement”). Mr. Shallcross has served as our Chief Financial Officer since June 1, 2015, initially pursuant to the terms of a two year employment agreement that we entered with him on April 28, 2015 (the “Initial Shallcross Employment Agreement”) and then pursuant to an employment agreement we entered into with him on December 6, 2018, which replaced the Initial Shallcross Agreement (the “Amended Shallcross Employment Agreement”). Mr. Shallcross does not receive additional compensation for service as our director. The material terms of the 2022 Shallcross Employment Agreement are set forth below.

Pursuant to the 2022 Employment Agreement, Mr. Shallcross was initially entitled to an annual base salary of $585,000 which was increased to $614,250 for the year ended December 31, 2023 and increased on December 14, 2023 to $644,963 to reflect a 5% merit increase. Mr. Shallcross is also eligible to recieve an annual cash performance bonus targeted at fifty percent (50%) of his annual base salary as well as discretionary annual equity awards pursuant to the Company’s incentive plans. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The 2022 Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

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

Frank Tufaro, Former Chief Operating Officer,

On March 22, 2022, we entered into an employment agreement with Dr. Tufaro, as amended on December 15, 2022 (the “Employment Agreement”) to serve as the Chief Operating Officer of the Company, which agreement terminated on May 10, 2023. The material terms of the Employment Agreement are set forth below.

Pursuant to the Employment Agreement, as amended Dr. Tufaro was to receive an annual base salary of $393,750 and was eligible to earn an annual performance bonus targeted at forty percent (40%) of his annual base salary. The annual bonus was to be based upon the assessment of the Company’s Board of Dr. Tufaro’s performance and the Company’s attainment of targeted goals set by the Board. In addition, Dr. Tufaro was eligible to receive annual equity awards pursuant to the Company’s incentive equity plans: such awards (including the number and type of awards), if any, were at the sole discretion of the Board. The Employment Agreement also included confidentiality obligations and inventions assignments by Dr. Tufaro and non-solicitation and non-competition provisions.

The Employment Agreement had a stated term of three (3) years but could be terminated earlier pursuant to its terms. If Dr. Tufaro’s employment was terminated for any reason, he or his estate as the case may be, would be entitled to receive the accrued base salary, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment was terminated (i) by the Company without Cause or by Dr. Tufaro for Good Reason (as each was defined in the Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company would continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of six (6) months and (b) all unvested stock options and other equity awards would immediately vest and he would be entitled to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Employment Agreement), then in addition to paying the Accrued Obligations, Dr. Tufaro, or his estate as the case may be, would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. If Dr. Tufaro commenced employment with another employer and became eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

Effective May 10, 2023, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) and a consulting agreement (the “Consulting Agreement”) with Dr. Tufaro. Dr. Tufaro had entered into the Employment Agreement with the Company on March 22, 2022 to serve as our Chief Operating Officer.

In accordance with the terms of the Employment Agreement, the Separation Agreement provides for (i) the payment to Mr. Tufaro of a total of $196,875, paid in bi-monthly installments, less applicable withholding, for a period of six months, (ii) reimbursement of COBRA coverage for himself, his spouse and other eligible dependents for the lesser of: six months or until he commences new employment or substantial self-employment, (iii) acceleration of the vesting of his outstanding stock options (the “Option Awards”) and (iv) the extension of the period of time for which Mr. Tufaro has the right to exercise any vested shares subject to options until the earlier of (a) the expiration date of the Option Awards, or (b) six (6) months from the separation date. The Separation Agreement contains mutual general releases of claims and non-disparagement provisions.

The Consulting Agreement has a term of six months unless sooner terminated. Either party may terminate the Consulting Agreement without cause at any time upon thirty days’ prior written notice or with cause immediately. Mr. Tufaro will be compensated a set daily rate for each full day that he provides consulting services, pro-rated for any days services are provided less than eight hours.

Clawback Policy

The Board has adopted a clawback policy which allows us to recover performance-based compensation, whether cash or equity, from a current or former executive officer in the event of an Accounting Restatement. The clawback policy defines an Accounting Restatement as an accounting restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws. Under such policy, we may recoup incentive-based compensation previously received by an executive officer that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts in the Accounting Restatement.

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is annexed to this Annual Report as an exhibit.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2023 regarding the compensation of our directors who at December 31, 2023 were not also our Named Executive Officers.

	Fees Earned
	or	Option	Other
Name	Paid in Cash	Awards(1)(2)	Compensation	Total
Jeffrey J. Kraws	$176,250	$43,756	$—	$220,006

John Monahan	$66,750	$43,756	$—	$110,506

Jeffrey Wolf	$73,750	$43,756	$—	$117,506

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2023 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 5 of the Notes to Consolidated Financial Statements in our Annual Report for the fiscal year ended December 31, 2023.
(2)	As of December 31, 2023, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Option
Awards
Name	(#)
Jeffrey J. Kraws	278,822

John Monahan	247,508

Jeffrey Wolf	278,822

During 2023, our independent, non-executive Chairman of the Board of Directors received an annual cash retainer of $150,000, each other non-employee member of the Board of Directors received an annual cash retainer of $43,000, all non-employee directors receive an annual cash fee of $7,500, $5,000 and $3,750 for service as a member of the Audit, Compensation and Nominations Committees, respectively, or an additional annual cash fee of $15,000, $10,000 and $7,500 for service as Chairman of the Audit, Compensation and Nominations Committees, respectively. In addition, each non-employee member of the Board of Directors was issued an option exercisable for 110,000 shares of our common stock, for a term of seven years, vesting monthly over one year of the date of grant. In setting 2023 compensation for directors, the Compensation Committee relied on a report from Meridian Compensation Partners, LLC.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2023, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 25, 2024, or as otherwise set forth below, with respect to the beneficial ownership of our common stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our common stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our current executive officer as a group.

	Shares Owned (1)
	Number of
	Shares	Percentages
Name and Address of Beneficial Ownership (2)	Owned	of Shares (3)
Jeffrey J. Kraws (4)	215,309	1.2
Steven Shallcross (5)	774,148	4.4
Jeffrey Wolf (6)	214,655	1.2
John Monahan (7)	183,341	1.1
All current officers and directors as a group (4 persons)	1,387,453	7.6%
Frank Tufaro(8)	80,645	*

*	represents less than 1% of our common stock
(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of common stock, prefrred stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 25, 2023. We currently have outstanding 275,000 shares of Series C Preferred Stock and 100,000 shares of Series D Preferred Stock convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments and to a 4.99% limit on beneficial ownership), into an aggregate of 2,459,016 shares of the common stock. The shares of Series C Preferred Stock and Series D Preferred Stock had voting rights exclusively with respect to certain corporate actions (name change, increase in authorized shares and adjournment with respect to such proposals), which corporate actions were approved by our stockholders and therefore the Series C Preferred Stock and Series D Preferred Stock no longer have voting rights with respect to such corporate matters and only have voting rights with certain limited actions directly impacting the Series C Preferred Stock and Series D Preferred Stock. All of the shares of Series C Preferred Stock and Series D Preferred Stock are owned by MSD Credit Opportunity Master Fund, L.P. MSD Partners, L.P. (“MSD Partners”) is the investment manager of MSD Credit Opportunity Master Fund, L.P. MSD Partners (GP), LLC (“MSD GP”), a Delaware limited liability company, is the general partner of MSD Partners. Each of Gregg R. Lemkau, Marc R. Lisker and Brendan Rogers is a manager of, and may be deemed to beneficially own securities beneficially owned by, MSD GP. The business address of MSD Credit Opportunity Master Fund, L.P. is One Vanderbilt Avenue, 26th Floor, New York, New York 10017.
(3)	As of March 25, 2024, the Company had 17,148,049 shares of common stock outstanding.
(4)	Includes 214,655 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 25, 2024. Does not include an additional 64,167 shares issuable upon exercise of options held by Mr. Kraws that are not exercisable within the 60-day period following March 25, 2024.
(5)	Includes 488,037 shares issuable upon exercise of options held by Mr. Shallcross and 36,111 shares of Common Stock issuable upon exercise of options held by Mrs. Shallcross (Mr. Shallcross’s wife) that are exercisable within the 60-day period following March 25, 2024. Does not include an additional 866,112 shares issuable upon exercise of options held by Mr. Shallcross and 91,889 issuable upon exercise of options held by Mrs. Shallcross that are not exercisable within the 60-day period following March 25, 2024.

(6)	Includes 214,655 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 25, 2024. Does not include an additional 64,167 shares issuable upon exercise of options held by Mr. Wolf that are not exercisable within the 60-day period following March 25, 2024.
(7)	Includes 183,341 shares issuable upon exercise of options held by Dr. Monahan that are exercisable within the 60-day period following March 25, 2024. Does not include an additional 64,167 shares issuable upon exercise of options held by Dr. Monahan that are not exercisable within the 60-day period following March 25, 2024.
(8)	Includes 80,645 shares of Common Stock owned by Dr. Tufaro. Dr. Tufaro was appointed as our Chief Operating officer on March 22, 2022 and resigned from the Company effective May 10, 2023.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2023.

			Number of
			Securities
	Number of		Remaining
	Securities		Available for
	to be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	—	$—	—
2007 Stock Incentive Plan	86	$304	—
2010 Stock Incentive Plan	198,540	$21.49	—
2020 Stock Incentive Plan	4,177,155	0.85	2,822,845
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	4,375,781	$1.80	2,822,845

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

Except as disclosed under “Executive Compensation,” and below there were no related party transactions during the two years ended December 31, 2023 or the current year.

On December 15, 2022, we approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 50,000 shares of common stock having a value of $20,000. Ms. Shallcross had been performing services for us during 2022 for total compensation of less than $120,000. On December 14, 2023, Ms. Shallcross’ salary was increased to $152,000, earned a bonus of $70,000 and was granted 75,000 option to purchase Common Stock with a value of $30,000.

Director Independence

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that Mr. Kraws, Dr. Monahan and Mr. Wolf are “independent” as that term is defined under the rules of NYSE American. See Part III–Item 10 under the heading “Directors, Executive Officers and Corporate Governance” of this Annual Report for additional information related to director independence.

Item 14.   Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by BDO USA, P.C.

	December 31,
	2023	2022
Audit Fees	$472,500	$598,500
Tax Fees	—	19,500
Total Fees (1)	$472,500	$618,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022.
1.	Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2023 and 2022
3.	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
4.	Consolidated Statements of (Deficit) Equity for the years ended December 31, 2023 and 2022
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
6.	Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	Exhibits

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

3.20	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 11, 2023, File No. 001-12584.)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.2	Form of Warrant issued December 26, 2017 to InSite Communications (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 10-Q filed May 5, 2018, File No. 001-12584.)

4.3	Description of Securities of Theriva Biologics, Inc.(1)

10.1*	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

10.2*	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.3*	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

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

10.6*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

10.7*	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

10.8	Lease dated April 14, 2015 between Registrant. and MCC3, LLC (1)

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

10.13*

Theriva Biologics, Inc. 2010 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on July 15, 2019, File No. 001-12584)

10.14+

Clinical Trial Agreement between Washington University School of Medicine in St. Louis and Theriva Biologics, Inc. dated August 7, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 8, 2019, File No. 001-12584)

10.15*	Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 4, 2020, File No. 001-12584)

10.16*	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.17*	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.18*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-8 filed on October 28, 2020, File No. 333-249712)

10.19+	Second Amendment to Lease dated May 6, 2021 by and between Registrant and ARE-Maryland No. 50, LLC(1)

10.20*

Employment Agreement with Steven Shallcross dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2022, File No. 001-12584)

10.21+

Contract to Grant Marketing License for Catalan Institute of Oncology Patent Ownership Application to VCN Biosciences S.L. (Incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.22+

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

10.25*	Employment Agreement with Frank Tufaro dated March 22, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2022, File No. 001-12584)

10.26*	Employment Agreement with Mary Ann Shallcross dated April 8, 2022 (1)

10.27

Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2022, File No. 001-12584)

10.28

Amendment No. 1 dated as of August 9, 2022 to Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022, File No. 001-12584)

10.29*

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Steven A. Shallcross, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.30*

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Francis Tufaro, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.31

Form of Share Repurchase Agreement between Theriva Biologics, Inc. and certain selling stockholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-12584)

10.32*

Separation Agreement, dated as of May 8, 2023, between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023, File No. 001-12584)

10.33*

Consulting Agreement, dated as of May 8, 2023, between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023, File No. 001-12584)

19.1	Insider Trading Policy (1)

21.1	List of Subsidiaries (1)

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.) (1)

31.1	Certification of Steven A. Shallcross, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification of Steven A. Shallcross, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

97.1	Clawback Policy (1)
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

(1)Filed herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
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
Date: March 25, 2024

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

Date: March 25, 2024	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2024	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: March 25, 2024	By:	/s/ John J. Monahan
John J. Monahan
Director

Date: March 25, 2024	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director