Form 10-Q
period 2024-03-31
Theriva Biologics, Inc.
filed 2024-05-07
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐    No ☒

As of May 3, 2024, the registrant had 17,277,371 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 25, 2024 (the “2023 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Theriva Biologics,” the “Company,” “we,” “us” and “our” refer to Theriva Biologics, Inc. and our subsidiaries Theriva Biologics, S.L. (“VCN”, formerly known as VCN Biosciences, S.L.), Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”).

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$18,261	$23,177
Tax credit receivable	1,772	1,812
Prepaid expenses and other current assets	1,623	2,414
Total Current Assets	21,656	27,403

Non-Current Assets
Property and equipment, net	375	422
Restricted cash	99	102
Right of use asset	1,634	1,759
In-process research and development	19,316	19,755
Goodwill	5,573	5,700
Deposits and other assets	77	78
Total Assets	$48,730	$55,219

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$571	$770
Accrued expenses	3,327	2,995
Accrued employee benefits	665	1,517
Deferred research and development tax credit-current portion	886	906
Loans payable-current	62	63
Operating lease liability-current portion	498	487
Total Current Liabilities	6,009	6,738

Non-current Liabilities
Non-current contingent consideration	6,476	6,274
Loan Payable - non-current	159	162
Non-current deferred research and development tax credit	664	906
Non-current operating lease liability	1,299	1,442
Total Liabilities	14,607	15,522

Commitments and Contingencies (Note 13)	—	—
Temporary Equity; 10,000,000 authorized
Series C convertible preferred stock, $0.001 par value; 275,000 issued and outstanding	2,006	2,006
Series D convertible preferred stock, $0.001 par value; 100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 17,868,282 issued and 17,148,049 outstanding at March 31, 2024 and 17,868,282 issued and 17,148,049 outstanding at December 31, 2023	18	18
Additional paid-in capital	346,679	346,519
Treasury stock at cost, 720,233 shares at March 31, 2024 and at December 31, 2023	(288)	(288)
Accumulated other comprehensive (loss) income	(537)	32
Accumulated deficit	(314,483)	(309,318)
Total Stockholders’ Equity	31,389	36,963

Total Liabilities and Stockholders’ Equity	$48,730	$55,219

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Costs and Expenses:
General and administrative	$1,933	$2,201
Research and development	3,459	2,977
Total Operating Costs and Expenses	5,392	5,178

Loss from Operations	(5,392)	(5,178)

Other Income:
Foreign currency exchange (loss) gain	(1)	6
Interest income	228	364
Total Other Income	227	370

Net Loss before income taxes	(5,165)	(4,808)
Income tax benefit	—	330

Net Loss Attributable to Common Stockholders	$(5,165)	$(4,478)

Net Loss Per Share - Basic and Dilutive	$(0.30)	$(0.30)

Weighted average number of shares outstanding during the period - basic and dilutive	17,148,049	15,124,061

Net Loss	(5,165)	(4,478)
(Loss) gain (loss) on foreign currency translation	(569)	374
Total comprehensive loss	(5,734)	(4,104)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2023	17,868,282	$18	$346,519	$(309,318)	$32	(288)	$36,963

Stock-based compensation	—	—	160	—	—	—	160
Foreign currency exchange gains (losses)	—	—	—	—	(569)	—	(569)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at March 31, 2024	17,868,282	$18	$346,679	$(314,483)	$(537)	(288)	$31,389

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Foreign currency exchange gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	15,844,061	$16	$343,876	$(295,447)	$(305)	(288)	$47,852

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(5,165)	$(4,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	160	126
Income tax benefit	—	(330)
Change in fair value of contingent consideration	202	135
Non-cash lease expense	108	82
Depreciation	39	32
Deferred research and development tax credit	(223)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	766	(447)
Accounts payable	(190)	(440)
Accrued expenses	382	568
Accrued employee benefits	(845)	(758)
Operating lease liability	(115)	(100)
Net Cash Used In Operating Activities	(4,881)	(5,610)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(8)
Net Cash Used in Investing Activities	—	(8)

Cash Flows from Financing Activities
Payment of loans payable	—	(55)
Net Cash used in Financing Activities	—	(55)

Effects of exchange rate changes on cash and cash equivalents	(38)	(35)
Net decrease in cash and cash equivalents and restricted cash	(4,919)	(5,708)
Cash and cash equivalents and restricted at the beginning of this period	23,279	41,884
Cash and cash equivalents and restricted cash at the end of this period	$18,360	$36,176

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$18,261	$36,076
Restricted cash included in other long-term assets	99	100
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$18,360	$36,176

Supplemental non-cash investing and financing activities:
Right of use assets obtained in exchange for lease liabilities	$—	$937

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Form 10-K.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of March 31, 2024, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of March 31, 2024, the Company had an accumulated deficit of approximately $314.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Going Concern – (continued)

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

At March 31, 2024, the Company had cash and cash equivalents of approximately $18.3 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans through December 31, 2024 and into first quarter 2025. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01 and the on-going testing of SYN-004 (ribaxamase). The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its at the market offering sales agreement (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms, or at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

3. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the 2023 Form 10-K.

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

No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

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

No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. Payments for amounts not in excess of original fair values established at acquisition date (including measurement period adjustments), and not paid within a period considered to be close to the transaction date, are reflected as financing activities in the statement of cash flows. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The discounted cash flow is the method used to value the contingent consideration which includes inputs of not readily observable market data, which are level 3 inputs. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long-term liabilities in the consolidated balance sheets. See Fair Value of Financial Instruments below.

Long-Lived Assets

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development incentive program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in Spain. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. The Company accounts for the reimbursement as a tax credit receivable related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period.

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

3. Summary of Significant Accounting Policies – (continued)

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore has not adopted this ASU in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of March 31, 2024.

Goodwill (in thousands)
Balance at December 31, 2023	$5,700
Effects of exchange rates	(127)
Balance at March 31, 2024	$5,573

The following table provides the Company’s in-process R&D as of March 31, 2024.

In-process
R&D (in thousands)
Balance at December 31, 2023	$19,755
Effects of exchange rates	(439)
Balance at March 31, 2024	$19,316

There were no impairment charges recorded during the three months ended March 31, 2024 and 2023.

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

In connection with the Acquisition of VCN, the Company is required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made in the fourth quarter 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $6.5 million as of March 31, 2024 and is all reflected as non-current contingent consideration liability. During the three months ended March 31, 2024 and 2023, the Company recognized in operating expense a $202,000 and $135,000, respectfully, fair value adjustment increase to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three months ended March 31, 2024 and 2023.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of March 31, 2024:

(in thousands)
Balance at December 31, 2022	$10,184
Payment of contingent consideration	(3,250)
Change in fair value	(660)
Balance at December 31, 2023	$6,274

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,274
Balance at December 31, 2023	$6,274

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	202
Balance at March 31, 2024	$6,476

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,476
Balance at March 31, 2024	$6,476

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,476	$—	$—	$6,476
Total liabilities	$6,476	$—	$—	$6,476

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,274	$—	$—	$6,274
Total liabilities	$6,274	$—	$—	$6,274

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 31, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.8% to 13.5%
		Weighted Average Discount rate	13.13%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.9% to 13.6%
		Weighted Average Discount rate	13.16%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development program sponsored by the Spanish government.  The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in Spain.  The reimbursements can be through either tax credits or direct refunds.  The program provides for certain limits on the types and amounts of expenses for which reimbursement may be sought and requires participants to complete a certification and apply for the refund annually.  Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period.

In the quarter ended June 30, 2023, the Company completed the certification and applied for direct reimbursement, as opposed to a tax credit, for its qualifying research and development expenses incurred in the year ended December 31, 2022.  The Company received approvals from the Spanish government in September and October 2023.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance.  Accordingly, the Company recognized a tax credit receivable of $1.8 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $886,000 and a deferred research and development tax credit non-current portion of $664,000, as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ending March 31, 2024 the Company recorded $223,000 as a reduction in research and development expense.

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2024	2023
Prepaid manufacturing expenses	$508	$491
Prepaid clinical research organizations	364	1,119
Prepaid insurance	337	496
Prepaid consulting, subscriptions and other expenses	278	180
VAT receivable	136	128

Total	$1,623	$2,414

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	March 31,	December 31,
	2024	2023
Computers and office equipment	$900	$902
Other property, plant and equipment	407	417
Leasehold improvements	94	94
Software	11	11
	1,412	1,424
Less: accumulated depreciation and amortization	(1,037)	(1,002)

Total	$375	$422

Accrued expenses (in thousands)

	March 31,	December 31,
	2024	2023
Accrued clinical consulting services	$2,424	$1,700
Accrued manufacturing costs	593	843
Accrued vendor payments	310	452

Total	$3,327	$2,995

Accrued employee benefits (in thousands)

	March 31,	December 31,
	2024	2023
Accrued bonus expense	$325	$1,307
Accrued compensation expense	224	127
Accrued vacation expense	115	83

Total	$665	$1,517

8. Stock-Based Compensation

Stock Incentive Plans

On March 20, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Stock Plan”) for the issuance of up to 7,143 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. This plan was approved by the stockholders on November 2, 2007. The exercise price of stock options under the 2007 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. As of March 31, 2024, there were 86 options issued and outstanding under the 2007 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2024, there were 198,540 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of December 31, 2022. As of March 31, 2024, there were 4,177,155 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2024 and 2023.

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2022	2,295,898	$3.53	6.44 years	$—

Granted	2,195,000	0.59
Expired	(104,270)	14.73
Forfeited	(10,847)	1.11
Balance - December 31, 2023	4,375,781	1.80	7.70 years	—

Expired	—	—
Forfeited	—	—

Balance - March 31, 2024 - outstanding	4,375,781	$1.80	7.45 years	$—

Balance - March 31, 2024 - exercisable	1,611,399	$3.80	5.59 years	$—

Grant date fair value of options granted – year ended December 31, 2023		$873,140

Weighted average grant date fair value – year ended December 31, 2023		$0.40

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2024 and 2023 was $106,000 and $83,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2024 and 2023 was $54,000 and $43,000, respectively.

As of March 31, 2024, total unrecognized stock-based compensation expense related to stock options was $1.1 million, which is expected to be expensed through May 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2024 and 2023.

9. Stock Warrants

On October 15, 2018, the Company closed its underwritten public offering pursuant to which it received gross proceeds of approximately $18.6 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company and sold (i) Class A Units (the “Class A Units”), consisting of an aggregate of 252,000 shares of the Common Stock, warrants to purchase an aggregate of 252,000 shares of Common Stock at an exercise price of $13.80 per share, which subsequently was reduced to $6.90 per share and then again to $1.22 (each a “Warrant” and collectively, the “Warrants”) and (ii) Class B Units (the “Class B Units”, and together with the Class A Units, the “Units”), consisting of an aggregate of 15,723 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 and convertible into shares of Common Stock at the stated value divided by a conversion price of $11.50 per share, with all shares of Series B Preferred Stock convertible into an aggregate of 1,367,218 shares of Common Stock, and issued with a warrant to purchase an aggregate of 1,367,218 shares of Common Stock. The Warrants were valued on the date of grant using Monte Carlo simulations. There were no Warrants exercised during the year ended December 31, 2023. The Warrants expired in October 2023 and are no longer outstanding. Upon expiration, the balance in additional paid - in capital related to the warrants was transferred to the additional paid - in capital balance related to common stock with no effect on additional paid - in capital.

A summary of all warrant activity for the Company for the year ended December 31, 2023 is as follows:

Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	(634,426)	1.22
Balance at December 31, 2023	—	$—	—

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023 was $5.2 million and $4.5 million, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2024 were 4,375,781 and 0, respectively, and for the three months ended March 31, 2023 were 2,295,469 and 634,426, respectively, because their effect is anti-dilutive

11. Common and Preferred Stock

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

The Company included certain proposals at its 2022 annual meeting of stockholders, including (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which could have been extended to December 31, 2022 if certain conditions were met), and (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items.

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

B. Riley Securities Sales Agreement

On August 5, 2016, the Company entered into the Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (now known as B. Riley Securities) to act as a sales agent, which agreement was amended and restated on February 9, 2021 to add Alliance Global Partners as a sales agent. The amended and restated Sales Agreement (the “Amended and Restated Sales Agreement”) enables the Company to offer and sell shares of common stock from time to time through B. Riley Securities, Inc. and A.G.P./Alliance Global Partners as the Company’s sales agent. Sales of common stock under the Sales Agreement are made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act. The sales agents are entitled to receive a commission rate of up to 3.0% of gross sales in connection with the sale of the Common Stock sold on the Company’s behalf. During the three months ended March 31, 2024 and 2023, there were no sales of the Company’s common stock through the Original Sales Agreement or the Amended and Restated Sales Agreement.

12. Loans Payable

As a result of the acquisition of VCN, the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades (RETOS loan) and ACC10 Generalitat de Catalunya (NEBT loan). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $99,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
	Current	Non-current	Current	Non-current

NEBT Loan	8	$24	8	24
RETOS 2015	54	135	55	138
	$62	$159	$63	$162

A maturity analysis of the debt as of March 31, 2024 is as follows (amounts in thousands of dollars):

2024	62
2025	64
2026	53
2027	33
2028	9
Total	221

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies

The Company’s existing leases as of March 31, 2024 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

The Company also leases research and office facilities in Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Theriva S.L. acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three months ended March 31, 2024 and 2023 approximated $158,000 and $144,000, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of March 31, 2024 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2024	497
2025	673
2026	588
2027	368
Total	2,126

Discount factor	(329)
Operating lease liability	1,797
Operating lease liability – current	(498)
Operating lease liability – long term	$1,299

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

14. Related Party

On December 14, 2023 the Company approved the retention of MaryAnn Shallcross for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 75,000 shares of common stock having a value of $30,000. During the three months ended March 31, 2024, Ms. Shallcross had $38,000 in compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our 2023 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2023 Form 10-K.

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we began transitioning our strategic focus to oncology, which is now our primary focus, through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified to express an enzyme, PH20 hyaluronidase, is currently being evaluated in a Phase 2 clinical study for the treatment of pancreatic cancer, and has recently been used to treat patients in a Phase 1 clinical study for the treatment of retinoblastoma, and a Phase 1 clinical study for the treatment of solid tumors. Additionally, it has also been tested in several other indications including a Phase 1 clinical study for the treatment of head and neck squamous cell carcinoma.

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

According to the IDMC's comprehensive assessment of clinical data from patients enrolled across 6 sites open in the U.S. and 9 sites open in Spain, the ongoing Phase 2b trial will continue without any changes to the protocol. No safety concerns were raised based on the evaluation of data presented at the IDMC meeting. Intravenous VCN-01 has been well tolerated and demonstrated a safety profile consistent with prior clinical trials. Importantly, no additional toxicities were observed in patients receiving a second dose of VCN-01, providing the first clinical evidence of the feasibility of repeated systemic dosing. VIRAGE is expected to complete enrollment in the third quarter of 2024.

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

Our first product candidate, VCN-01, is a clinical stage oncolytic human adenovirus that is modified to express an enzyme, PH20 hyaluronidase, that degrades hyaluronan in the tumor stroma, which helps the virus and other molecules to penetrate and spread throughout the tumor. VCN-01 can be used alone or in combination with other cancer therapies, such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics with Orphan Drug designation in our target indications, they will be further protected by data and/or market exclusivity in major markets.

VCN-01 has been administered to 125 patients across multiple Phase 1 clinical trials and Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Current clinical update

We are currently conducting a Phase 2 trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with PDAC. Additional investigator sponsored studies comprise a  Phase 1 trial evaluating intravitreal VCN-01 in patients with retinoblastoma, a Phase 1 trial combining VCN-01 with huCART-meso cells in patients with pancreatic or serous epithelial ovarian cancer, and a Phase 1 trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors. Additionally, the Clinical Study Report is being prepared for the Phase 1 Trial of intravenous VCN-01 in combination with durvalumab in subjects with recurrent/ metastatic squamous cell carcinoma of the head and neck (mSCCHN).

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

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with PDAC

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is expected to enroll 92 patients and be conducted at approximately 17 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy.

Patient dosing was initiated in the U.S. in July 2023 and the nineteen patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

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

According to the IDMC's comprehensive assessment of clinical data from patients enrolled across 6 sites open in the U.S. and 9 sites open in Spain, the ongoing Phase 2b trial will continue without any changes to the protocol. No safety concerns were raised based on the evaluation of data presented at the IDMC meeting. Intravenous VCN-01 has been well tolerated and demonstrated a safety profile consistent with prior clinical trials. Importantly, no additional toxicities were observed in patients receiving a second dose of VCN-01, providing the first clinical evidence of the feasibility of repeated systemic dosing. VIRAGE is expected to complete enrollment in the third quarter of 2024.

On April 25, 2024, we announced the upcoming presentation, at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting, of a trial-in-progress poster discussing the design of VIRAGE, our Phase 2b Trial of Systemically Administered VCN-01 in Combination with Chemotherapy in Pancreatic Ductal Adenocarcinoma.

Retinoblastoma

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two intravitreal injections of VCN-01, 14 days apart, at a dose of either 2 x 109 vp/eye (n=1) or 2 x 1010 vp/eye (n=8). Enrollment and dosing in this study have been completed and  patient follow-up is expected to complete in the second quarter of 2024. On April 23, 2024, we announced positive topline data from this study, with agreement by the study Monitoring Committee that the study had a positive outcome.

●	VCN-01 was well tolerated after intravitreal administration at the 2 doses and the most frequently reported treatment-related adverse events were Grade 1 or 2. There were no dose limiting toxicities and no ocular or systemic toxicities equal to or greater than Grade 3 during the evaluation period.
●	Some degree of ocular inflammation and associated turbidity was observed after VCN-01 injection. Inflammation was managed, and vitreous haze improved in some cases, by local and systemic administration of anti-inflammatory drugs.
●	VCN-01 does not appear to change the retinal function, and selective VCN-01 replication in retinoblastoma cells has been observed by immunohistochemical analysis.
●	Replication within retinoblastoma tumors over time was detected
●	intravitreal VCN-01 demonstrated promising antitumor activity:
o	Four patients presented a response characterized by unequivocal improvement in vitreous seed density.
o	Eye enucleation was avoided in 3 patients to date, one of whom has retained their eye after 4 years of follow-up.

Per the terms of the clinical trial agreement, the determination by the study Monitoring Committee that the study had a positive outcome means Theriva will pay to Hospital Sant Joan de Déu the amount of three hundred twenty thousand Euros (€320,000) or $345,000. In exchange,  Theriva will receive an exclusive, worldwide technology license, and related patents from Hospital Sant Joan de Déu  for the treatment of pediatric patients with advanced retinoblastoma.

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

On October 16, 2023, we presented additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress held virtually and in Madrid, Spain from October 20-24, 2023. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and a global objective response rate for the trial of 5.5%, most of the patients appeared to benefit from subsequent treatment, with 2 patients showing complete responses to palliative chemotherapy and at least one patient still alive 4 years after entering the study.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.
●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
●	Increase of PDL1-CPS (16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.
●	There was a statistical significant correlation between OS observed in patients and CPS on day 8 (p=0.005).
●	Phase 1 Trial evaluating the safety and feasibility of huCART-meso cells when given in combination with VCN-01
●	In July 2021, VCN entered into a Clinical Trial Agreement with the University of Pennsylvania (Philadelphia) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and feasibility of intravenous administration of VCN-01 in combination with lentiviral transduced huCART-meso cells (developed by the laboratory of Dr. Carl June) in patients with histologically confirmed unresectable or metastatic pancreatic adenocarcinoma and serous epithelial ovarian cancer (NCT05057715). This is a Phase I study evaluating the combination of VCN-01 when given in combination with huCART-meso cells in a dose-escalation design in two cohorts (N = 3-6), where patients receive VCN-01 as a single IV infusion (at 3.3x10[12] or 1x10[13] vp) on Day 0, followed by a single dose of 5x10[7] huCART-meso cells on Day 14 via IV infusion. huCART-meso cells are modified T-cells targeting the mesothelin antigen, which is frequently expressed in multiple tumor types, particularly in pancreatic and ovarian cancers. Dr. June’s previous clinical studies have shown that huCART-meso cells encounter significant challenges in the tumor microenvironment, including immunosuppressive cells and soluble factors as well as metabolic restrictions. Initial VCN-01 clinical data from the studies described above suggest that administration of VCN-01 may increase tumor immunogenicity and improve access of the huCART-meso cells to tumor cells. This Phase I study will evaluate the safety and tolerability of the VCN-01 huCART-meso cell combination and test the hypothesis that administration of VCN-01 may enhance the potential antitumor effects of the co-administered huCART-meso cells.
●	On July 8, 2022, we were notified that the first patient to be dosed with VCN-01 had passed the safety evaluation period in this study. The study is on-going.
●	On June 22, 2023, at their Cellicon Valley conference, and again at the Society for Immunotherapy of Cancer (SITC) meeting in San Diego, CA on November 03, 2023, and the International Oncolytic Virotherapy Conference (IOVC2023) in Calgary on November 13 2023, University of Pennsylvania investigators presented preliminary clinical safety and pharmacokinetic data from this study highlighting the feasibility of administering VCN-01 in sequence with huCART-meso cells in pancreatic and ovarian cancer patients. VCN-01 persistence was suggestive of tumor infection and active replication. The peak and duration of huCART-meso T cells in the peripheral blood as well as duration of stable disease in evaluable patients showed encouraging trends.

●	The study may test higher doses of VCN-01 and interrogate tumor biopsies to gain further insights. The results will inform and guide optimization of the combination of CAR T cells with oncolytic virus.

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

To date, we have completed the first of 3 cohorts (Cohort 1) in this study, which enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. On September 27, 2022, we issued a press release announcing positive outcomes from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort and their recommendation that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) is administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam. Enrollment into Cohort 2 has completed and, we expect to announce a data readout for the second cohort during the third quarter of 2024.  If recommended by the DSMC review of the second cohort results, enrollment into the third cohort could commence in the second half of 2024.

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

Research Programs

VCN-01 + Topoisomerase Inhibitors

On April 22, 2024 we announced the upcoming presentation of a poster at the American Society for Cell and Gene Therapy (ASGCT) 27th Annual Meeting, describing enhanced anti-tumor effects in human pancreatic cancer xenograft-bearing mice treated with lead product candidate VCN-01 and liposomal irinotecan. These data support the potential synergy of VCN-01 and additional first-line pancreatic cancer chemotherapy regimens FOLFIRINOX and NALIRIFOX. Key finding reported in the poster include:

●	The combination of VCN-01 + topoisomerase I (topo1) inhibitors, such as liposomal irinotecan, has a tolerable toxicity profile and may improve efficacy in the treatment of human pancreatic cancer.
●	Viral protein expression was increased in human pancreatic cancer cell lines when they were exposed to topo1 inhibiting chemotherapeutics, irinotecan, its active metabolite, SN-38, and topotecan.
●	Synergy of VCN-01 plus liposomal irinotecan was observed in animals bearing subcutaneous human pancreatic tumors.
o	In human pancreatic mouse xenograft models, treatment with VCN-01 at a dose of 4x1010 vp or liposomal irinotecan alone (at both the 10 mg/kg and 5 mg/kg doses) resulted in significant tumor growth inhibition compared to saline.

o	Combination therapy with VCN-01 + liposomal irinotecan at either dose displayed significantly reduced tumor growth compared to each treatment alone.
o	qPCR analyses performed on tumors collected at end of study confirmed the presence of viral genomes, indicating ongoing transcriptional activity of VCN-01, which is consistent with viral replication for several days after administration.

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

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to goodwill and IPR&D,  research and development costs, contingent consideration, and impairment of long-lived assets.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. Additionally, the grant income is used to offset research and development costs. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At March 31, 2024 and 2023, we have accrued CRO expenses of $2.4 million and $0.8 million, respectively, that are included in accrued expenses. As of March 31, 2024 and 2023, we have prepaid CRO costs of $0.4 million and $2.5 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended March 31, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased to $1.9 million for the three months ended March 31, 2024, from $2.2 million for the three months ended March 31, 2023. This decrease of 12% is primarily comprised of the decrease in salary costs, consulting, legal fees, and lower director and officer insurance, offset by an increase in fair value of the contingent consideration adjustment. The charge related to stock-based compensation expense was $101,000 for the three months ended March 31, 2024, compared to $87,000 for the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses increased to $3.5 million for the three months ended March 31, 2024, from approximately $3.0 million for the three months ended March 31, 2023. This increase of 16% is primarily the result of higher clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, increased expenses  related to the Phase 1 trial of intravitreal VCN-01 in patients with retinoblastoma, and increased expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by lower expenses related to our Phase 1a clinical trial of SYN-020. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our VCN-11 and other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $58,000 for the three months ended March 31, 2024, compared to $39,000 related to stock-based compensation expense for the three months ended March 31, 2023.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended March 31, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	March 31,	March 31,
Therapeutic Areas	2024	2023
VCN-01	$1,930	$1,655
Ribaxamase	278	196
SYN-020	33	65
Other therapeutic areas	96	60

Total direct costs	2,337	1,976
Total indirect costs	1,122	1,001

Total Research and Development	$3,459	$2,977

Other Income/Expense

Other income was $227,000 for the three months ended March 31, 2024 compared to other income of $370,000 for the three months ended March 31, 2023. Other income for the three months ended March 31, 2024 is primarily comprised of interest income of $228,000 and an exchange loss of $1,000. Other income for the three months ended March 31, 2023 is primarily comprised of interest income of $364,000 and exchange gain of $6,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.2 million, or $0.30 per basic and diluted common share for the three months ended March 31, 2024, compared to a net loss of approximately $4.5 million, or $0.30 per basic common share and diluted common share for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $314.5 million as of March 31, 2024, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $18.3 million as of March 31, 2024, a decrease of $4.9 million from December 31, 2023. During the year ended December 31, 2023 and quarter ended March 31, 2024, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $18.3 million and $5.2 million for the year ended December 31, 2023 and the quarter ended March 31, 2024, respectively.

With our cash position of $16.4 million in early May 2024, we believe we will be able to fund our operations through the fourth quarter of 2024 and into the first quarter of 2025. Following the anticipated completion of our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and the preclinical studies of VCN-11, and related discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which includes the advancement of VCN-01 and the additional testing of SYN-004 (ribaxamase) will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the at the market sales facility (the “ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2023, our only source of cash was from sales of our common stock through the ATM pursuant to which we sold 2.0 million shares of our stock for net proceeds of $2.2 million.

There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the ATM or other equity financings. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash or $16.4 million as of May 1, 2024 will allow us to cover overhead costs, manufacturing costs for clinical supply, commercial scale up costs and limited research efforts, including completing our funding requirements for our ongoing Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies of VCN-11 and related discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition.. Our independent registered public accounting firm has issued a report for the year ended December 31, 2023 that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans, including initiation or completion of future registrational studies for VCN-01, any potential future trials of SYN-004 including Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI and/or the prevention of aGVHD in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future new studies of VCN-01, SYN-004 (ribaxamase) or SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the ATM) or debt and other sources. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the ATM especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the ATM due to the market value of our common stock held by non-affiliates. Even if we meet the requirements for use of the ATM, there can be no assurance that we will be able to to raise funds through the sale of shares of common stock through the ATM. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million and $5.6 million during the three months ended March 31, 2024 and 2023, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate.

Cash Used In Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $8,000 for equipment purchases. There was no cash used in investing activities during the three months ended March 31, 2024.

Cash Used in Financing Activities

Cash used in  financing activities during the three months ended March 31, 2023 included payments of loans payable of $55,000. There was no cash used in in provided by activities during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of March 31, 2024, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2024, our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, due to the following previously reported material weaknesses that continued to exist:

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

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. We have hired a third party consultant during 2023 to assist with the remediation efforts. While we have made progress during 2024, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2023 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

RISKS RELATING TO OUR BUSINESS

There is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

Our consolidated unaudited financial statements as of March 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that as of March 31, 2024 we have an accumulated deficit of approximately $314.5 and working capital of $15.6 million raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. As of March 31, 2024, we had a cash and cash equivalents and restricted cash balance of approximately $18.4 million. At December 31, 2023, we had an accumulated deficit of $309.3 million and working capital of $20.7 million As of December 31, 2023, we had a cash and cash equivalents and restricted cash balance of approximately $23.3 million consisting of cash and investments in highly liquid U.S. money market funds. We expect to continue to incur losses from expenses related to the development of our product candidates and related administrative activities for the foreseeable future. We expect that our current cash will be able to fund operations through the fourth quarter of 2024 and into the first quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Quarterly Report on Form 10-Q and we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. In addition, our independent registered public accounting firm has issued a report for the year ended December 31, 2023 that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the three months ended March 31, 2024, our operating activities used net cash of approximately $4.9 million and our cash and cash equivalents were approximately $18.3 million as of March 31, 2024. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2024, our accumulated deficit totaled approximately $314.5 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

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

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 17,148,049 shares of common stock were outstanding as of March 31, 2024. At March 31, 2024, we had reserved 6,834,797 shares of common stock for issuance upon exercise of our outstanding options, and preferred shares. In addition, at such date, we had 2,822,845 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 9,657,642, which in addition to the 17,148,049 shares outstanding, would leave 323,194,309 authorized but unissued shares of common stock available to be issued.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Based on our assessment, we have concluded that as of March 31, 2024 we did not maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related. disclosure requirements. We also did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting our accounting and financial reporting processes. Additionally, many of our business process controls dependent upon the information derived from these information systems were also ineffective, as we did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 7, 2024

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