Form 10-Q
period 2024-06-30
Theriva Biologics, Inc.
filed 2024-08-13
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐    No ☒

As of August 9, 2024, the registrant had 25,131,230 shares of common stock, $0.001 par value per share, outstanding.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$16,593	$23,177
Tax credit receivable	1,759	1,812
Prepaid expenses and other current assets	1,363	2,414
Total Current Assets	19,715	27,403

Non-Current Assets
Property and equipment, net	336	422
Restricted cash	99	102
Right of use asset	1,519	1,759
In-process research and development	19,179	19,755
Goodwill	1,465	5,700
Deposits and other assets	77	78
Total Assets	$42,390	$55,219

Liabilities and Stockholders‘ Equity

Current Liabilities:
Accounts payable	$935	$770
Accrued expenses	3,489	2,995
Accrued employee benefits	969	1,517
Deferred research and development tax credit-current portion	880	906
Loans payable-current	62	63
Operating lease liability-current portion	513	487
Total Current Liabilities	6,848	6,738

Non-current Liabilities
Non-current contingent consideration	6,201	6,274
Loan Payable - non-current	93	162
Non-current deferred research and development tax credit	440	906
Non-current operating lease liability	1,162	1,442
Total Liabilities	14,744	15,522

Commitments and Contingencies (Note 13)
Temporary Equity; 10,000,000 authorized
Series C convertible preferred stock, $0.001 par value; 275,000 issued and 139,569 outstanding	1,018	2,006
Series D convertible preferred stock, $0.001 par value; 100,000 issued and outstanding	728	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 23,113,391 issued and 22,393,158 outstanding at June 30, 2024 and 17,868,282 issued and 17,148,049 outstanding at December 31, 2023	23	18
Additional paid-in capital	349,673	346,519
Treasury stock at cost, 720,233 shares at June 30, 2024 and at December 31, 2023	(288)	(288)
Accumulated other comprehensive (loss) income	(709)	32
Accumulated deficit	(322,799)	(309,318)
Total Stockholders’ Equity	25,900	36,963

Total Liabilities and Stockholders’ Equity	$42,390	$55,219

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating Costs and Expenses:
General and administrative	1,467	2,687	3,401	4,888
Research and development	2,953	3,133	6,412	6,110
Goodwill impairment	4,068	—	4,068	—
Total Operating Costs and Expenses	8,488	5,820	13,881	10,998

Loss from Operations	(8,488)	(5,820)	(13,881)	(10,998)

Other Income/Expense:
Foreign currency exchange (loss) gain	(1)	(4)	(2)	1
Interest income	173	381	402	745
Total Other Income	172	377	400	746

Net Loss	(8,316)	(5,443)	(13,481)	(10,252)
Income tax benefit	—	359	—	689
Net Loss Attributable to Common Stockholders	$(8,316)	$(5,084)	$(13,481)	$(9,563)

Net Loss Per Share - Basic and Dilutive	$(0.43)	$(0.34)	$(0.74)	$(0.63)

Weighted average number of shares outstanding during the period - Basic and Dilutive	19,393,401	15,166,209	18,270,725	15,145,252

Net Loss	(8,316)	(5,084)	(13,481)	(9,563)
(Loss) gain on foreign currency translation	(172)	(51)	(741)	323
Total comprehensive loss	$(8,488)	$(5,135)	$(14,222)	$(9,240)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2023	17,868,282	$18	$346,519	$(309,318)	$32	$(288)	$36,963

Stock-based compensation	—	—	160	—	—	—	160
Foreign currency exchange gains (losses)	—	—	—	—	(569)	—	(569)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at March 31, 2024	17,868,282	$18	$346,679	$(314,483)	$(537)	$(288)	$31,389

Stock-based compensation	—	—	172	—	—	—	172
Stock issued under “at-the-market” offering	4,357,037	4	1,835	—	—	—	1,839
Foreign currency exchange gains (losses)	—	—	—	—	(172)	—	(172)
Series C Preferred Stock conversion to Common	888,072	1	987	—	—	—	988
Net loss	—	—	—	(8,316)	—	—	(8,316)

Balance at June 30, 2024	23,113,391	$23	$349,673	$(322,799)	$(709)	$(288)	$25,900

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	15,844,061	$16	$343,750	$(290,969)	$(679)	$(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Translation gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	15,844,061	$16	$343,876	$(295,447)	$(305)	$(288)	$47,852

Stock-based compensation	—	—	146	—	—	—	146
Stock issued under “at-the-market” offering	1,917,716	2	2,154	—	—	—	2,156
Translation gains(loss)	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(5,084)	—	—	(5,084)

Balance at June 30, 2023	17,761,777	$18	$346,176	$(300,531)	$(356)	$(288)	$45,019

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(13,481)	$(9,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	332	272
Income tax benefit	—	(689)
Goodwill impairment	4,068	—
Change in fair value of contingent consideration	(73)	568
Non-cash lease expense	199	181
Depreciation	77	64
Deferred research and development tax credit	(444)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,018	53
Accounts payable	179	(181)
Accrued expenses	564	335
Accrued employee benefits	(538)	(337)
Operating lease liability	(234)	(205)
Net Cash Used In Operating Activities	(8,333)	(9,502)

Cash Flows from Investing Activities
Purchase of property and equipment	(1)	(17)
Net Cash Used in Investing Activities	(1)	(17)

Cash Flows from Financing Activities
Payment of loans payable	(67)	(75)
Proceeds from issuance ATM offering, net of issuance costs	1,840	2,156
Net Cash provided by Financing Activities	1,773	2,081

Effects of exchange rate changes on cash and cash equivalents	(26)	(98)
Net decrease in cash and cash equivalents and restricted cash	(6,587)	(7,536)
Cash and cash equivalents and restricted at the beginning of this period	23,279	41,884
Cash and cash equivalents and restricted cash at the end of this period	$16,692	$34,348

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$16,593	$34,248
Restricted cash included in other long-term assets	99	100
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,692	$34,348

Supplemental non-cash investing and financing activities:
Conversion of Series C Preferred Stock to Common Shares	$988	$—
Right of use assets obtained in exchange for lease liabilities	$—	$937

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

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of June 30, 2024, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of June 30, 2024, the Company had an accumulated deficit of approximately $322.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Going Concern – (continued)

The Company does not have sufficient capital to fund its operations beyond the date that is twelve months from the date of the filing of this Quarterly Report on Form 10-Q . In order to address the Company’s capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

At June 30, 2024, the Company had cash and cash equivalents of approximately $16.6 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the second quarter of 2025. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for near-term clinical supply and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its at the market offering sales agreement (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

3. Summary of Significant Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, research and development costs, business combinations, contingent consideration, fair value of long-lived assets, valuation of goodwill and in process research and development, warrants, preferred stock and stock options granted for services or compensation, respectively, and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

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

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The key assumptions used to value the reporting unit include estimates of future cash flows, the discount rate applicable and those future cash flow periods, and

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the implied control premium.

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

Long-Lived Assets

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

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

Recent Accounting Pronouncements and Developments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics. The ASU is effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022. The ASU impacted the analysis of the accounting treatment for the issuance of Convertible Preferred Series C & D stock during the third quarter, specifically the cash conversion and beneficial conversion features.

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

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of June 30, 2024.

Goodwill (in thousands)
Balance at December 31, 2023	$5,700
Goodwill impairment	(4,068)
Effects of exchange rates	(167)
Balance at June 30, 2024	$1,465

The following table provides the Company’s in-process R&D as of June 30, 2024.

In-process
R&D (in thousands)
Balance at December 31, 2023	$19,755
Effects of exchange rates	(576)
Balance at June 30, 2024	$19,179

During the quarter ended June 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. The Company concluded that the IPR&D was not impaired as of June 30, 2024, however, goodwill with a carrying value of $5.5 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.0 million was recorded during the quarter ended June 30, 2024.

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

In connection with the Acquisition of VCN, the Company is required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made in the fourth quarter 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $6.2 million as of June 30, 2024 and is all reflected as non-current contingent consideration liability. During the three months ended June 30, 2024 and 2023, the Company recognized in operating expense a $275,000 decrease and $432,000 increase, respectfully, fair value adjustment to contingent consideration. During the six months ended June 30, 2024 and 2023, the Company recognized in operating expense a $73,000 decrease and $568,000 increase, respectfully, fair value adjustment to contingent consideration There were no transfers in or out of the level 3 liabilities during the six months ended June 30, 2024 and 2023.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of June 30, 2024:

(in thousands)
Balance at December 31, 2022	$10,184
Payment of contingent consideration	(3,250)
Change in fair value	(660)
Balance at December 31, 2023	$6,274

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,274
Balance at December 31, 2023	$6,274

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	(73)
Balance at June 30, 2024	$6,201

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,201
Balance at June 30, 2024	$6,201

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,201	$—	$—	$6,201
Total liabilities	$6,201	$—	$—	$6,201

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,274	$—	$—	$6,274
Total liabilities	$6,274	$—	$—	$6,274

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of June 30, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	14.2% to 14.6%
		Weighted Average Discount rate	14.44%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.9% to 13.6%
		Weighted Average Discount rate	13.16%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. As a result of those measurements, during the year ended June 30, 2024, goodwill with a total carrying value of $5.5 million was written down and an impairment charge of $4.0 million was recorded. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

The fair value of our reporting unit was determined using an income approach that utilizes a discounted cash flow model. The discounted cash flow models are dependent upon our estimates of future cash flows and other factors. Our estimates of future cash flows are based on a comprehensive product by product forecast over a period which covers Phase 1 to approval and 15 years of commercialized revenue and involve assumptions concerning (i) future operating performance, including research and development costs through approval of the drug, the future addressable market, future sales, long-term growth rates, operating margins, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent our best estimate of the future results of our operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which we operate, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital, which considers the risk inherent in the probability adjusted future cash flows from each product. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and our market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any.

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

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $1.8 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $880,000 and a deferred research and development tax credit non-current portion of $440,000, as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three and six months ending June 30, 2024 the Company recorded $221,000 and 444,000, respectively, as a reduction in research and development expense.

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2024	2023
Prepaid manufacturing expenses	$475	$491
Prepaid consulting, subscriptions and other expenses	271	180
Prepaid insurance	233	496
Prepaid clinical research organizations	213	1,119
VAT receivable	171	128

Total	$1,363	$2,414

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	June 30,	December 31,
	2024	2023
Computers and office equipment	$711	$902
Other property, plant and equipment	404	417
Leasehold improvements	94	94
Software	11	11
	1,220	1,424
Less: accumulated depreciation and amortization	(884)	(1,002)

Total	$336	$422

Accrued expenses (in thousands)

	June 30,	December 31,
	2024	2023
Accrued clinical consulting services	$2,495	$1,700
Accrued manufacturing costs	616	843
Accrued vendor payments	378	452

Total	$3,489	$2,995

Accrued employee benefits (in thousands)

	June 30,	December 31,
	2024	2023
Accrued bonus expense	$650	$1,307
Accrued compensation expense	190	127
Accrued vacation expense	129	83

Total	$969	$1,517

8. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 8,572 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 400,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan is determined by the compensation committee of the Board of Directors and may be equal to or greater than the fair market value of the Company’s common stock on the date the option is granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of June 30, 2024, there were 195,782 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 400,000 shares of common stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for options was increased such that 7,000,000 were authorized as of December 31, 2022. As of June 30, 2024, there were 4,173,502 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the six months ended June 30, 2024 and 2023.

Expected dividends—The Company has never declared or paid dividends on its common stock and has no plans to do so in the foreseeable future.

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the six months ended June 30, 2024 and the year ended December 31, 2023 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2022	2,295,898	$3.53	6.44 years	$—

Granted	2,195,000	0.59
Expired	(104,270)	14.73
Forfeited	(10,847)	1.11
Balance - December 31, 2023	4,375,781	1.80	7.70 years	—

Expired	(6,497)	90.30
Forfeited	—	—

Balance - June 30, 2024 - outstanding	4,369,284	$1.66	7.21 years	$—

Balance - June 30, 2024 - exercisable	1,964,867	$2.95	5.86 years	$—

Grant date fair value of options granted – year ended December 31, 2023		$873,140

Weighted average grant date fair value – year ended December 31, 2023		$0.40

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended June 30, 2024 and 2023 was $118,000 and $102,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended June 30, 2024 and 2023 was $54,000 and $44,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the six months ended June 30, 2024 and 2023 was $224,000 and $184,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the six months ended June 30, 2024 and 2023 was $108,000 and $88,000, respectively.

As of June 30, 2024, total unrecognized stock-based compensation expense related to stock options was $934,000 million, which is expected to be expensed through May 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and six months ended June 30, 2024 and 2023.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and six months ended June 30, 2024 was $8.3 million and $13.5 million, respectively. Net loss attributable to common stockholders for the three and six months ended June 30, 2023 was $5.1 million and $9.6 million, respectively. The number of options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2024 were 4,369,284 and 0, respectively, and for the three and six months ended June 30, 2023 were 2,284,336 and 634,426, respectively, because their effect is anti-dilutive

11. Common and Preferred Stock

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

During May 2024, the Company issued 888,072 shares of its common stock upon the conversion effected on such date by the holder of 135,431 shares of its Series C Convertible Preferred Stock at a conversion price of $1.22 per share. As a result of the conversion the Company reduced the Series C Stock $988,000 and increased Common Stock $1,000 and Additional Paid in Capital $987,000.

At Market Issuance Sales Agreement

On May 2, 2024, the “Company and A.G.P./Alliance Global Partners (“AGP”) entered into Amendment No. 2 (“Amendment No. 2”) to that certain Amended and Restated Sales Agreement among the Company, AGP and FBR Capital Markets & Co. (now known as B. Riley Securities) dated as of February 9, 2021, as amended by Amendment No. 1 thereto dated May 3, 2021 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), through A.G.P./Alliance Global Partners, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-255726) utilizing a prior prospectus and related prospectus supplements thereto or a newly filed registration statement on Form S-3 once it has been declared effective under the Securities Act. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the Sales Agreement. During the three and six months ended June 30, 2024, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 4.4 million shares of the Company’s common stock and received net proceeds of approximately $1.8 million. During the three and six months ended June 30, 2023, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 1.9 million shares of the Company’s common stock and received net proceeds of approximately $2.2 million.

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

	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
	Current	Non-current	Current	Non-current

NEBT Loan	8	$16	8	24
RETOS 2015	54	77	55	138
	$62	$93	$63	$162

A maturity analysis of the debt as of June 30, 2024 is as follows (amounts in thousands of dollars):

2025	62
2026	51
2027	32
2028	10
Total	155

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies

The Company’s existing leases as of June 30, 2024 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

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

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and six months ended June 30, 2024 approximated $158,000 and $315,000, respectively and $158,000 and $303,000 the three and six months ended June 30, 2023, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of June 30, 2024 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2024	331
2025	671
2026	588
2027	368
Total	1,958

Discount factor	(283)
Operating lease liability	1,675
Operating lease liability – current	(513)
Operating lease liability – long term	$1,162

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

14. Related Party

On December 14, 2023 the Company approved the retention of MaryAnn Shallcross for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 75,000 shares of common stock having a value of $30,000. During the three and six months ended June 30, 2024, we paid compensation to Ms. Shallcross of $38,000 and $76,000, respectively.

15. Subsequent events

On July 30, 2024 The Company received notice from the U.S. Food and Drug Administration (FDA) that it had been granted Rare Pediatric Drug Designation (RPDD) for VCN-01 for the treatment of retinoblastoma. VCN-01, the Company’s lead product candidate, is a systemic, selective, stroma-degrading oncolytic adenovirus. Previously, the FDA granted orphan drug designation to VCN-01 for treatment of retinoblastoma.

On July 30, 2024, the Company received a notice of conversion from the holder of shares of its Series C Convertible Preferred Stock to convert the 135,431 shares of Series C Convertible Preferred Stock into 888,072 shares of the Company’s common stock at a conversion price of $1.22 per share.

On July 31, 2024 the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 1.8 million shares of the Company’s common stock and received net proceeds of approximately $0.5 million.

The Company previously had an option-license agreement with Massachusetts General Hospital to develop SYN-020 in several potential indications related to inflammation and gut barrier dysfunction. however, this expired in July 2024.

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

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we began transitioning our strategic focus to oncology, which is now our primary focus, through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 hyaluronidase, is currently being evaluated in a Phase 2 clinical study for the treatment of pancreatic cancer (“Virage”), and has recently been used to treat patients in a Phase 1 clinical study for the treatment of retinoblastoma, and Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

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

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

allo-HCT allogeneic hematopoietic cell transplant. CPI immune checkpoint inhibitor. CSR clinical study report. FTD Fast Track Designation. HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. ODD Orphan Drug Designation. For other abbreviations see the text.

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD and infection by carbapenem resistant enterococci and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

²Depending on funding/partnership. SYN-004 may enter an FDA-agreed Phase 3 clinical trial for the treatment of CDI.

Recent Clinical Developments

On May 23, 2024, we announced that the U.S. Food and Drug Administration (FDA) has granted Fast Track Designation (FTD) to lead clinical candidate VCN-01 in combination with gemcitabine and nab-paclitaxel to improve progression-free survival and overall survival in patients with metastatic pancreatic adenocarcinoma. In VIRAGE, the Company’s ongoing multinational Phase 2b clinical study, intravenous VCN-01 is being evaluated in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with pancreatic ductal adenocarcinoma (PDAC). Previously, the FDA granted orphan drug designation to VCN-01 for treatment of PDAC.

Op May 10, 2024, we presented data demonstrating enhanced anti-tumor effects in human pancreatic cancer xenograft-bearing mice treated with lead product candidate VCN-01 and liposomal irinotecan. These data support the potential synergy of VCN-01 and first-line pancreatic cancer chemotherapy regimens.

On April 23, 2024, we announced positive topline data from the investigator sponsored Phase 1 Trial of intravitreal VCN-01 in pediatric patients with refractory retinoblastoma. Safety and clinical outcomes support the therapeutic potential of VCN-01 in retinoblastoma and emphasize VCN-01’s potential for use in diverse cancer. The Monitoring Committee determined that the trial results were positive, and therefore, the Company will receive an exclusive, worldwide license, and related patents from Sant Joan de Déu-Barcelona Children’s Hospital for the treatment of pediatric patients with advanced retinoblastoma.

According to the IDMC’s assessment of clinical data from patients enrolled across 6 sites open in the U.S. and 9 sites open in Spain, the ongoing Phase 2b trial will continue without any changes to the protocol. No safety concerns were raised based on the evaluation of data presented at the IDMC meeting. Intravenous VCN-01 has been well tolerated and demonstrated a safety profile consistent with prior clinical trials. Importantly, no additional toxicities were observed in patients receiving a second dose of VCN-01, providing the first clinical evidence of the feasibility of repeated systemic dosing. VIRAGE is expected to complete enrollment in the third quarter of 2024.

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

VCN-01 has been administered to 134 patients across multiple Phase 1 clinical trials and Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Current clinical update

We are currently conducting a Phase 2 trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with PDAC. Additional on-going investigator sponsored studies comprise a Phase 1 trial combining VCN-01 with huCART-meso cells in patients with pancreatic or serous epithelial ovarian cancer, and a Phase 1 trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors. Additionally, the Clinical Study Reports (CSRs) are being prepared for the Phase 1 Trial of intravenous VCN-01 in combination with durvalumab in subjects with recurrent/ metastatic squamous cell carcinoma of the head and neck (mSCCHN) and the Phase 1 trial evaluating intravitreal VCN-01 in patients with retinoblastoma.

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

Patient dosing was initiated in the U.S. in July 2023. Twenty-three patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

On June 1, 2024, we presented the design of VIRAGE trial in a poster at the American Society of Clinical Oncology (ASCO) Annual Meeting 2024 Congress held and in Chicago (Illinois) from May 31- June 4, 2024. The poster discussed the objectives, endpoints and key inclusion and exclusion criteria included in the trial protocol, together with the treatment schedule for each arm of the study.

Retinoblastoma

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two intravitreal injections of VCN-01, 14 days apart, at a dose of either 2 x 109 vp/eye (n=1) or 2 x 1010 vp/eye (n=8). Enrollment, dosing and safety follow-up in this study have been completed and the clinical study report is being prepared.. On April 23, 2024, we announced positive topline data from this study, with agreement by the study Monitoring Committee that the study had a positive outcome.

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

Per the terms of the clinical trial agreement, the determination by the study Monitoring Committee that the study had a positive outcome means we will receive an exclusive, worldwide technology license, and related patents from Hospital Sant Joan de Déu for the treatment of pediatric patients with advanced retinoblastoma and we will pay to Hospital Sant Joan de Déu the amount of three hundred twenty thousand Euros (€320,000) or $345,000.

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

Our Current Gastrointestinal (GI) and Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-020 clinical programs are focused on the gastrointestinal tract (GI) and the gut microbiome, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All of our programs are supported by our growing intellectual property portfolio. We are maintaining and building our patent portfolio through: filing new patent applications; prosecuting existing applications; and licensing and acquiring new patents and patent applications. We are exploring value creation options for our SYN-004 assets, including out-licensing or partnering.

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

The Phase 1b/2a clinical trial is a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of oral SYN-004 (ribaxamase; 150 mg four times daily) administered to allogeneic HCT recipients who receive an IV carbapenem or beta-lactam antibiotic to treat fever. Study participants are enrolled into three sequential cohorts administered a different study-assigned IV antibiotic. Each cohort seeks to complete eight evaluable participants treated with SYN-004 (ribaxamase) and four evaluable participants treated with placebo. Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV antibiotic cohort. The study will also evaluate potential protective effects of SYN-004 on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 in allogeneic HCT recipients.

To date, we have completed the first of 3 cohorts (Cohort 1) in this study, which enrolled 19 patients who received at least 1 dose of study drug (SYN-004 or Placebo randomized 2:1). Sixteen patients received at least one dose of intravenous (IV) meropenem and 12 of these patients completed sufficient doses of IV meropenem to be evaluable towards the study endpoints. On September 27, 2022, we issued a press release announcing positive outcomes from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort and their recommendation that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) is administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam. Enrollment into Cohort 2 has completed and, we expect to announce a data readout for the second cohort during the third quarter of 2024. If recommended by the DSMC review of the second cohort results, enrollment into the third cohort could commence in the second half of 2024; however, based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that enrollment for the third cohort will commence unless we out-license the SYN-004 development program or find a partner for the program.

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

SYN-020 — Oral Intestinal Alkaline Phosphatase (IAP)

SYN-020 is a quality-controlled, recombinant version of bovine Intestinal Alkaline Phosphatase (IAP) produced under cGMP conditions and formulated for oral delivery. The published literature indicates that IAP functions to diminish GI and systemic inflammation, tighten the gut barrier to diminish “leaky gut,” diminish fat absorption, and promote a healthy microbiome. Despite its broad therapeutic potential, a key hurdle to commercialization has been the high cost of IAP manufacture which is commercially available for as much as $10,000 per gram. We believe we have developed technologies to traverse this hurdle and now have the ability to produce more than 3 grams per liter of SYN-020 and anticipate a cost of roughly a few hundred dollars per gram at commercial scale. Based on the known mechanisms as well as our own supporting animal model data, we intended to initially develop SYN-020 to mitigate the intestinal damage caused by radiation therapy that is routinely used to treat pelvic cancers. While we believe SYN-020 may play a pivotal role in addressing acute and long-term complications associated with radiation exposure to the GI tract, we have also begun planning for potential development of SYN-020 in large market indications with significant unmet medical needs. Such indications include celiac disease, non-alcoholic fatty liver disease (“NAFLD”), and indications to treat and prevent metabolic and inflammatory disorders associated with aging.

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

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases, which option was later amended liver fibrosis in select diseases, including NAFLD. The option expired unexercised on July 1, 2024.

The Phase 1 data from our SAD and MAD studies are intended to support the development of SYN-020 in multiple clinical indications including radiation enteritis, NAFLD, celiac disease, and diseases associated with aging. With our transition to an oncology focused Company, we are exploring strategic opportunities to enable advancement of this potentially valuable asset.

Research Programs

VCN-01 + Topoisomerase Inhibitors

On May 10, 2024, we presented non-clinical describing enhanced anti-tumor effects in human pancreatic cancer xenograft-bearing mice treated with lead product candidate VCN-01 and liposomal irinotecan in a poster at the 27th American Society of Gene and Cell Therapy (ASGCT) 2024 Congress held in Baltimore (Maryland) from May 7-11, 2024. These data support the potential synergy of VCN-01 and additional first-line pancreatic cancer chemotherapy regimens FOLFIRINOX and NALIRIFOX. Key finding reported in the poster include:

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

VCN-X Next Generation OVs and Albumin Shield™ Technology

In parallel with VCN-01 clinical development, we are developing next-generation oncolytic adenoviruses (termed VCN-X) with novel therapeutic payloads and structural modifications to increase tumor cell killing and improve systemic virus pharmacokinetics. Preclinical proof-of-concept has been established with VCN-11, which has been engineered to contain all of the features of VCN-01 as well as an additional modification to include an albumin binding domain (ABD) in the virus capsid. The virus capsid is the target for neutralizing antibodies (NAbs) that are generated by the host immune system to destroy circulating viruses. The presence of an ABD, however, blocks the binding of most neutralizing antibodies, which allows the virus to reach the tumor following intravenous administration. This “Albumin Shield” works because human blood contains a large amount of albumin to coat the ABD-containing virus. Importantly, this coating of albumin appears to be displaced after the virus reaches tumor cells to infect them. In pre-clinical mouse studies to test the functionality of the “Albumin Shield”, mice pre-immunized with virus are able to completely neutralize an unmodified OV because they have a large concentration of neutralizing antibodies in their blood. By contrast, viruses such as VCN-11 that contain the ABD are not neutralized and retain their ability to infect and destroy tumor cells. We believe the results with VCN-11 support the application of the Albumin Shield technology in our VCN-X program to advance treatments for tumors in which rapid multi-dosing may be beneficial.

In March 2021, preclinical data obtained with VCN-11 was published (J Control Release. 2021 Apr 10;332:517-528), showing that the ABD-containing virus induced 450 times more cytotoxicity in tumor cells than in normal cells. Hyaluronidase production was confirmed by measuring the activity of the PH20 enzyme with a hyaluronic acid-degradation assay, and by measuring PH20 activity in VCN-11 infected tumors in vivo. The ABD-containing virus evaded NAbs from different sources and tumor levels of virus were demonstrated in the presence of high levels of NAbs in vivo, whereas the control virus without ABD was neutralized. VCN-11 showed a low toxicity profile in athymic nude mice and Syrian hamsters, allowing treatments with high doses and fractionated administrations without major toxicities (up to 1.2x1011vp/mouse and 7.5x1011vp/hamster). ALT levels were increased on day 3 within an acceptable range that returned to normal levels by day 9. Fractionated intravenous administration of the ABD-containing virus (splitting the dose into two portions administered 4 h apart) appeared to improve virus circulation kinetics and increase tumor levels. Antitumor efficacy was observed in the presence of NAbs against Ad5 and the ABD-containing virus.

In May 2022, we presented data at the 25th Annual Meeting of the American Society of Gene & Cell Therapy (ASGCT). The presentation included preclinical results showcasing the potential of the Albumin Shield Technology to effectively target tumors after intravenous re-administration, even in the presence of high level NAbs, with no major toxicities observed. Our internal VCN-X discovery programs are currently evaluating new oncolytic viruses that contain the Albumin Shield technology and may expand the potential efficacy of Theriva’s oncolytic viruses.

Intellectual Property

All of our programs are supported by growing patent estates. In total, Theriva Biologics has over 130 U.S. and foreign patents and over 55 U.S. and foreign patents pending. VCN, through assignment or exclusive licenses, controls over 40 U.S. and foreign patents and over 15 U.S. and foreign patents pending.

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

The VCN-01 and Albumin Shield programs are supported by U.S. and foreign patents and patent applications that are assigned to VCN or exclusively licensed from Fundació Privada Institut d’Investigacio Biomedica de Bellvitge (IDIBELL), Institut Catala d’Oncologia (ICO), and Hospital Sant Joan de Déu in Barcelona. The patents and patent applications include U.S. patents and foreign patents (in most major markets, e.g. Europe, China, Japan, Korea, Canada, Israel, Mexico, Russia, and Australia) and U.S. and foreign patents pending (in most major markets, e.g. Europe, China, Korea, Canada, Mexico, and India). The patents and patent applications cover compositions of matter and pharmaceutical compositions of oncolytic adenoviruses and various medical uses of the same. For instance, U.S. Patent No. 10,316,065, which expires in 2030 without taking potential patent term extensions or patent term adjustment into account, provides composition of matter and pharmaceutical composition coverage for a genus of engineered oncolytic adenovirus suitable for the treatment of solid tumors. Other patents and patent applications, if granted, will provide protection to 2037 without taking potential patent term extensions or patent term adjustment into account.

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

IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development projects. IPR&D assets represent the fair value assigned to technologies that we acquire, which at the time of acquisition have not reached technological feasibility and have no alternative future use. During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis, or more frequently if we become aware of any events occurring or changes in circumstances that indicate that the fair value of the IPR&D assets are less than their carrying amounts. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed definite-lived and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, we may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value. We concluded that the IPR&D was not impaired as of June 30, 2024.

Goodwill represents the excess of the purchase price paid when we acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. We will conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce our fair value below our net equity value. During the quarter ended June 30, 2024, we experienced a sustained decline in the quoted market price of our common stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that goodwill with a carrying value of $5.5 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.0 million was recorded during the quarter ended June 30, 2024.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. Additionally, the grant income is used to offset research and development costs. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At June 30, 2024 and 2023, we have accrued CRO expenses of $2.5 million and $1.0 million, respectively, that are included in accrued expenses. As of June 30, 2024 and 2023, we have prepaid CRO costs of $0.2 million and $2.1 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended June 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased to $1.5 million for the three months ended June 30, 2024, from $2.7 million for the three months ended June 30, 2023. This decrease of 45% is primarily comprised of the decrease in employee compensation costs, consulting fees, audit fees, lower director and officer insurance, and a decrease in fair value of the contingent consideration adjustment, offset by increased investor relation costs. The charge related to stock-based compensation expense was $114,000 for the three months ended June 30, 2024, compared to $106,000 for the three months ended June 30, 2023.

Research and Development Expenses

Research and development expenses decreased to $3.0 million for the three months ended June 30, 2024, from approximately $3.1 million for the three months ended June 30, 2023. This decrease of 6% is primarily the result of lower clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC and lower expenses related to our Phase 1a clinical trial of SYN-020 which has completed, offset by increased expenses to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $58,000 for the three months ended June 30, 2024, compared to $40,000 related to stock-based compensation expense for the three months ended June 30, 2023.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended June 30, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2024	2023
VCN-01	$1,310	$1,659
Ribaxamase	264	212
SYN-020	36	79
Other therapeutic areas	120	97

Total direct costs	1,730	2,047
Total indirect costs	1,223	1,086

Total Research and Development	$2,953	$3,133

Goodwill Impairment

During the quarter ended June 30, 2024, we experienced a sustained decline in the quoted market price of our common stock and we deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the IPR&D was not impaired as of June 30, 2024, however, goodwill with a carrying value of $5.5 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.0 million was recorded during the quarter ended June 30, 2024. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business.

Other Income/Expense

Other income was $172,000 for the three months ended June 30, 2024 compared to other income of $377,000 for the three months ended June 30, 2023. Other income for the three months ended June 30, 2024 is primarily comprised of interest income of $173,000 and an exchange loss of $1,000. Other income for the three months ended June 30, 2023 is primarily comprised of interest income of $381,000 and exchange loss of $4,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $8.3 million, or $0.43 per basic and diluted common share for the three months ended June 30, 2024, compared to a net loss of approximately $5.1 million, or $0.34 per basic common share and diluted common share for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased to $3.4 million for the six months ended June 30, 2024, from $4.9 million for the six months ended June 30, 2023. This decrease of 30% is primarily comprised of the decrease in compensation costs, consulting, legal fees, audit fees, investor relation costs, lower director and officer insurance, and a decrease in fair value of the contingent consideration adjustment. The charge related to stock-based compensation expense was $215,000 for the six months ended June 30, 2024, compared to $193,000 for the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses increased to $6.4 million for the six months ended June 30, 2024, from approximately $6.1 million for the six months ended June 30, 2023. This increase of 5% is primarily the result of higher clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, increased expenses related to the Phase 1 trial of intravitreal VCN-01 in patients with retinoblastoma, and increased expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by lower expenses related to our Phase 1a clinical trial of SYN-020. We anticipate research and development expense to increase as we continue enrollment in our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $116,000 for the six months ended June 30, 2024, compared to $79,000 related to stock-based compensation expense for the six months ended June 30, 2023.

The following table sets forth our research and development expenses directly related to our product candidates for the six months ended June 30, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2024	2023
VCN-01	$3,239	$3,314
Ribaxamase	542	407
SYN-020	69	144
Other therapeutic areas	216	157

Total direct costs	4,066	4,022
Total indirect costs	2,346	2,088

Total Research and Development	$6,412	$6,110

Goodwill Impairment

During the six months ended June 30, 2024, we experienced a sustained decline in the quoted market price of our common stock and we deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the IPR&D was not impaired as of June 30, 2024, however, goodwill with a carrying value of $5.5 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.0 million was recorded during the six months ended June 30, 2024. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business.

Other Income/Expense

Other income was $400,000 for the six months ended June 30, 2024 compared to other income of $746,000 for the six months ended June 30, 2023. Other income for the six months ended June 30, 2024 is primarily comprised of interest income of $402,000 and an exchange loss of $2,000. Other income for the six months ended June 30, 2023 is primarily comprised of interest income of $745,000 and exchange gain of $1,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $13.5 million, or $0.74 per basic and diluted common share for the six months ended June 30, 2024, compared to a net loss of approximately $9.6 million, or $0.63 per basic common share and diluted common share for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $322.8 million as of June 30, 2024, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $16.6 million as of June 30, 2024, a decrease of $6.6 million from December 31, 2023. During the year ended December 31, 2023 and six months ended June 30, 2024, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $18.3 million and $13.5 million for the year ended December 31, 2023 and the six months ended June 30, 2024, respectively.

With our cash position of approximately $14.5 million in early August 2024, we believe we will be able to fund our operations into the second quarter of 2025. Following the anticipated completion of our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current estimates of the funding required to complete our current ongoing VCN-01 clinical trials, we do not anticipate continuing the development of SYN-004 internally and instead are seeking to out-license or partner the development of SYN-004. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the at the market sales facility (the “ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2023, our only source of cash was from sales of our common stock through the ATM pursuant to which we sold 2.0 million shares of our stock for net proceeds of $2.2 million. During the three and six months ended June 30, 2024, our only source of cash was from sales of our common stock through the Amended and Restated ATM Sales Agreement pursuant to which we sold 4.4 million shares of our stock for net proceeds of $1.8 million.

There can be no assurance that we will be able to continue to raise funds through the sale of shares of common stock through the ATM or other equity financings. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and may need to abandon some of our development programs.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash or approximately $14.5 million as of early August, 2024 will allow us to cover overhead costs, manufacturing costs for near-term clinical supply, manufacturing costs of VCN-01 for clinical trail use and limited research efforts, including completing our funding requirements for our ongoing Phase 1b/2a clinical study (cohort II) of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01 and our ongoing discovery initiatives, and to fund our committed obligations under the VCN Purchase Agreement for the VCN Acquisition into the second quarter of 2025. Our independent registered public accounting firm has issued a report for the year ended December 31, 2023 that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans, including initiation or completion of future registrational studies for VCN-01, any potential future trials of SYN-004 including Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI or the Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future new studies of VCN-01, SYN-004 (ribaxamase) or SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the ATM) or debt and other sources. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the ATM especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of common stock that we can sell pursuant to the ATM due to the market value of our common stock held by non-affiliates. Even if we meet the requirements for use of the ATM, there can be no assurance that we will be able to raise funds through the sale of shares of common stock through the ATM. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $8.3 million and $9.5 million during the six months ended June 30, 2024 and 2023, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the six months ended June 30, 2024 decreased compared to the same period in 2023 due primarily to the reduction of prepaid clinical costs related to our Phase 2 trial incurred in the current year.

Cash Used In Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 and 2023 was $1,000 and $17,000 for equipment purchases.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 included at the market offering proceeds of $1.8 million from sales of 4.4 million shares of our common stock offset by payments related to loans extended by certain Spanish institutions of $67,000. Cash provided by financing activities during the six months ended June 30, 2023 included at the market offering proceeds of $2.2 million from sales of 1.9 shares of our common stock which was offset by $75,000 of debt payments.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of June 30, 2024, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2024 our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024, due to the following previously reported material weaknesses that continued to exist:

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

Management’s Plan for Remediation

In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. We have hired a third party consultant during 2024 to assist with the remediation efforts. While we have made progress during 2024, the remediation efforts are ongoing, as additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

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

Our consolidated unaudited financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that as of June 30, 2024 we have an accumulated deficit of approximately $322.8 and working capital of $12.9 million raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. As of June 30, 2024, we had a cash and cash equivalents and restricted cash balance of approximately $16.7 million. At December 31, 2023, we had an accumulated deficit of $309.3 million and working capital of $20.7 million. As of December 31, 2023, we had a cash and cash equivalents and restricted cash balance of approximately $23.3 million consisting of cash and investments in highly liquid U.S. money market funds. We expect to continue to incur losses from expenses related to the development of our product candidates and related administrative activities for the foreseeable future. We expect that our current cash will be able to fund operations into the second quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Quarterly Report on Form 10-Q and we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. In addition, our independent registered public accounting firm has issued a report for the year ended December 31, 2023 that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the six months ended June 30, 2024, our operating activities used net cash of approximately $8.3 million and our cash and cash equivalents were approximately $16.6 million as of June 30, 2024. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2024, our accumulated deficit totaled approximately $322.8 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned clinical trials of VCN-01 (in PDAC and retinoblastoma), but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of VCN-004 internally but intend to our license or partner further development ofSYN-004. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of common stock, of which 22,393,158 shares of common stock were outstanding as of June 30, 2024. At June 30, 2024, we had reserved 5,940,228 shares of common stock for issuance upon exercise of our outstanding options, and preferred shares. In addition, at such date, we had 2,826,498 shares of our common stock reserved for future issuance under our equity incentive plans. If all of these securities were to be exercised, the total number of shares of our common stock that we would be required to issue is 8,766,726, which in addition to the 22,393,158 shares outstanding, would leave 318,840,116 authorized but unissued shares of common stock available to be issued.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Based on our assessment, we have concluded that as of June 30, 2024 we did not maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related. disclosure requirements. We also did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting our accounting and financial reporting processes. Additionally, many of our business process controls dependent upon the information derived from these information systems were also ineffective, as we did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American.

Our common stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide and trading of the stock above $0.10 per share. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer if it is in compliance with all of the following: a total value of market capitalization of at least $50.0 million; 1,100,000 publicly-held shares; a market value of publicly held shares of at least $15.0 million; and 400 round lot shareholders. In addition, the NYSE American has informed us that it can commence delisting proceedings and immediately suspend trading in the event that our common stock trades at levels viewed to be abnormally low and no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide. Generally the NYSE American views trading at or below a price of $0.10 to be abnormally low.

As stated above, in the event that we were to fail to meet the requirements of NYSE American per share price requirement the NYSE American could commence delisting proceedings and immediately suspend trading of our common stock o the NYSE American or if we fail to meet other requirements such as the stockholders’ equity requirement and we could not timely cure such deficiency, our listing could become subject to NYSE American continued listing evaluation and follow-up procedures, which could result in delisting procedures.

We previously received notification from the NYSE American citing failure to comply with the minimum stockholders’ equity continued listing standard as set forth in Part 10, Section 1003 of the Company Guide. Although in the past we have been able to cure previously cited deficiencies, there can be no assurance that we will continue to meet the NYSE American continued listing requirements.

In addition, in the future we may not be able to ensure that our common stock trades at levels not viewed to be abnormally low and no longer suitable for listing or maintain minimum stockholders’ equity and/or issue additional equity securities in exchange for cash or other assets, if available, to maintain certain minimum stockholders’ equity required by the NYSE American. If we are delisted from the NYSE American then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NYSE American could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American. A failure to regain compliance with the NYSE American stockholders’ equity requirements or failure to continue to meet the other listing requirements could result in a de-listing of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the six months ended June 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2024

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1

Amendment No.2 to Amended and Restated At Market Issuance Agreement dated May 2, 2024 between Theriva Biologics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 2, 2024, File No. 001-12584)

3.1

Certificate of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 16, 2008, File No. 001-12584, (ii) Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 14, 2001, File No. 001-12584; and (iii) Exhibits 3.1, 4.1 and 4.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed August 14, 1998, File No. 001-12584.)

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