Form 10-Q
period 2024-09-30
Theriva Biologics, Inc.
filed 2024-11-12
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐    No ☒

As of November 8, 2024, the registrant had 2,782,449 shares of common stock, $0.001 par value per share, outstanding.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$16,409	$23,177
Tax credit receivable	1,832	1,812
Prepaid expenses and other current assets	1,292	2,414
Total Current Assets	19,533	27,403

Non-Current Assets
Property and equipment, net	314	422
Restricted cash	103	102
Right of use asset	1,428	1,759
In-process research and development	18,651	19,755
Goodwill	—	5,700
Deposits and other assets	79	78
Total Assets	$40,108	$55,219

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$756	$770
Accrued expenses	3,754	2,995
Accrued employee benefits	1,291	1,517
Deferred research and development tax credit-current portion	916	906
Loans payable-current	65	63
Operating lease liability-current portion	541	487
Total Current Liabilities	7,323	6,738

Non-current Liabilities
Non-current contingent consideration	6,788	6,274
Loan Payable - non-current	98	162
Non-current deferred research and development tax credit	229	906
Non-current operating lease liability	1,035	1,442
Total Liabilities	15,473	15,522

Commitments and Contingencies (Note 13)
Temporary Equity; 10,000,000 authorized
Series C convertible preferred stock, $0.001 par value; 0 issued and outstanding at September 30, 2024, and 275,000 issued and outstanding at December 31, 2023	—	2,006
Series D convertible preferred stock, $0.001 par value; 0 issued and outstanding at September 30, 2024 and 100,000 issued and outstanding at December 31, 2023	—	728
Stockholders’ Equity:
Common stock, $0.001 par value; 14,000,000 shares authorized, 2,646,272 issued and 2,617,462 outstanding at September 30, 2024 and 715,028 issued and 686,219 outstanding at December 31, 2023	3	1
Additional paid-in capital	355,333	346,536
Treasury stock at cost, 28,809 shares at September 30, 2024 and at December 31, 2023	(288)	(288)
Accumulated other comprehensive income	112	32
Accumulated deficit	(330,525)	(309,318)
Total Stockholders’ Equity	24,635	36,963

Total Liabilities and Stockholders’ Equity	$40,108	$55,219

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2024	2023	2024	2023
Operating Costs and Expenses:
General and administrative	2,302	212	5,702	5,099
Research and development	2,734	4,006	9,145	10,115
In-process research and development impairment	1,325	—	1,325	—
Goodwill impairment	1,526	—	5,594	—
Total Operating Costs and Expenses	7,887	4,218	21,766	15,214

Loss from Operations	(7,887)	(4,218)	(21,766)	(15,214)

Other Income/Expense:
Foreign currency exchange gain	3	6	1	7
Interest income	158	382	559	1,127
Total Other Income	161	388	560	1,134

Net Loss	(7,726)	(3,830)	(21,206)	(14,080)
Income tax benefit	—	527	—	1,216
Net Loss Attributable to Common Stockholders	$(7,726)	$(3,303)	$(21,206)	$(12,864)

Net Loss Per Share - Basic and Dilutive	$(6.81)	$(4.85)	$(24.47)	$(20.38)

Weighted average number of shares outstanding during the period - Basic and Dilutive	1,134,391	681,708	866,529	631,387

Net Loss	(7,726)	(3,303)	(21,206)	(12,864)
Gain (Loss) on foreign currency translation	821	(702)	80	(379)
Total comprehensive loss	$(6,905)	$(4,005)	$(21,126)	$(13,243)

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2023	715,028	$1	$346,536	$(309,318)	$32	$(288)	$36,963

Stock-based compensation	—	—	160	—	—	—	160
Foreign currency exchange gains (losses)	—	—	—	—	(569)	—	(569)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at March 31, 2024	715,028	$1	$346,696	$(314,483)	$(537)	$(288)	$31,389

Stock-based compensation	—	—	172	—	—	—	172
Stock issued under “at-the-market” offering	174,282	—	1,839	—	—	—	1,839
Foreign currency exchange gains (losses)	—	—	—	—	(172)	—	(172)
Series C Preferred Stock conversion to Common	35,523	—	988	—	—	—	988
Net loss	—	—	—	(8,316)	—	—	(8,316)

Balance at June 30, 2024	924,833	$1	$349,695	$(322,799)	$(709)	$(288)	$25,900

Stock-based compensation	—	—	177	—	—	—	177
Stock issued under “at-the-market” offering	395,000	1	1,763	—	—	—	1,764
Issuance of Common Stock and Warrants, net of issuance costs	918,600	1	1,952	—	—	—	1,953
Foreign currency exchange gains (losses)	—	—	—	—	821	—	821
Series C Preferred Stock conversion to Common	36,609	—	1,018	—	—	—	1,018
Series D Preferred Stock conversion to Common	26,230	—	728	—	—	—	728
Conversion of Pre-Funded Warrants to Common	345,000	—	—	—	—	—	—
Net loss	—	—	—	(7,726)	—	—	(7,726)

Balance at September 30, 2024	2,646,272	$3	$355,333	$(330,525)	$112	$(288)	$24,635

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2022	634,069	$1	$343,765	$(290,969)	$(679)	$(288)	$51,830

Stock-based compensation	—	—	126	—	—	—	126
Translation gains	—	—	—	—	374	—	374
Net loss	—	—	—	(4,478)	—	—	(4,478)

Balance at March 31, 2023	634,069	$1	$343,891	$(295,447)	$(305)	$(288)	$47,852

Stock-based compensation	—	—	146	—	—	—	146
Stock issued under “at-the-market” offering	76,709	—	2,156	—	—	—	2,156
Translation gains(loss)	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(5,084)	—	—	(5,084)

Balance at June 30, 2023	710,778	$1	$346,193	$(300,531)	$(356)	$(288)	$45,019

Stock-based compensation	—	—	135	—	—	—	135
Stock issued under “at-the-market” offering	40	—	1	—	—	—	1
Translation gains(loss)	—	—	—	—	(702)	—	(702)
Net loss	—	—	—	(3,303)	—	—	(3,303)

Balance at September 30, 2023	710,818	$1	$346,329	$(303,834)	$(1,058)	$(288)	$41,150

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(21,206)	$(12,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	509	407
Income tax benefit	—	(1,216)
In-process research and development impairment	1,325	—
Goodwill impairment	5,594	—
Change in fair value of contingent consideration	514	(999)
Non-cash lease expense	335	283
Depreciation	110	96
Deferred research and development tax credit	(669)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,124	1,524
Deposits and other assets	1	(54)
Accounts payable	(21)	(74)
Accrued expenses	724	883
Accrued employee benefits	(229)	(129)
Operating lease liability	(357)	(312)
Net Cash Used In Operating Activities	(12,246)	(12,455)

Cash Flows from Investing Activities
Purchase of property and equipment	(1)	(146)
Net Cash Used in Investing Activities	(1)	(146)

Cash Flows from Financing Activities
Payment of loans payable	(67)	(75)
Proceeds from issuance Common Stock and Warrants offering, net of issuance costs	1,953	—
Proceeds from issuance ATM offering, net of issuance costs	3,603	2,157
Net Cash provided by Financing Activities	5,489	2,082

Effects of exchange rate changes on cash and cash equivalents	(9)	(109)
Net decrease in cash and cash equivalents and restricted cash	(6,767)	(10,628)
Cash and cash equivalents and restricted at the beginning of this period	23,279	41,885
Cash and cash equivalents and restricted cash at the end of this period	$16,512	$31,257

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$16,409	$31,160
Restricted cash included in other long-term assets	103	97
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,512	$31,257

Supplemental non-cash investing and financing activities:
Conversion of Series C Preferred Stock to Common Shares	$2,005	$—
Conversion of Series D Preferred Stock to Common Shares	$728	$—
Right of use assets obtained in exchange for lease liabilities	$—	$937

All share numbers have been adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics S.L. (“VCN”, formerly known as VCN Biosciences, S.L.) (the “Acquisition”), described in more detail below, the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, the Company’s focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases in areas which included its clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI), and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 25, 2024 (the “2023 Form 10-K”).

On August 15, 2024, the Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of one (1) share of Common Stock for twenty-five (25) shares of Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on August 26, 2024 (the “Effective Time”).

As a result of the Reverse Stock Split, each twenty-five (25) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of common stock was reduced from 25,131,230 shares to 1,005,249 shares (subject to rounding of fractional shares) and the number of authorized shares of Common Stock was reduced from 350,000,000 share to 14,000,000 shares. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of Common Stock not evenly divisible by 25, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Common Stock or modify any voting rights or other terms of the Common Stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of Common Stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of September 30, 2024, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of September 30, 2024, the Company had an accumulated deficit of approximately $330.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

At September 30, 2024, the Company had cash and cash equivalents of approximately $16.4 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the third quarter of 2025. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for near-term clinical supply and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its at the market offering sales agreement (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

In-Process Research and Development (“IPR&D”)

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

In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting this ASU, and therefore, this ASU is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting this ASU, and therefore has not adopted this ASU in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of September 30, 2024.

Goodwill (in thousands)
Balance at December 31, 2023	$5,700
Goodwill impairment	(5,594)
Effects of exchange rates	(106)
Balance at September 30, 2024	$—

The following table provides the Company’s in-process R&D as of September 30, 2024.

In-process
R&D (in thousands)
Balance at December 31, 2023	$19,755
In-process R&D impairment	(1,325)
Effects of exchange rates	221
Balance at September 30, 2024	$18,651

During the three and nine months ending September 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s Common Stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using both the replacement cost method and the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. For the three and nine months  ending September 30, 2024, the Company concluded that the in-process R&D with a carrying value of $19.8 million was impaired and was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded. For the three and nine months  ending September 30, 2024, the Company concluded that goodwill with a carrying value of $1.5 million was impaired and was written down to its estimated fair value of zero and an impairment charge of $1.5 million and $5.6 million, respectively, was recorded.

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

In connection with the Acquisition of VCN, the Company agreed to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings completed. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made in the third quarter 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $6.8 million as of September 30, 2024 and is all reflected as non-current contingent consideration liability. During the three months ended September 30, 2024 and 2023, the Company recognized in operating expense a $587,000 increase and $1.6 million decrease, respectfully, fair value adjustment to contingent consideration. During the nine months ended September 30, 2024 and 2023, the Company recognized in operating expense a $514,000 increase and $1.0 million decrease, respectfully, fair value adjustment to contingent consideration. There were no transfers in or out of the level 3 liabilities during the nine months ended September 30, 2024 and 2023.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of December 31, 2023 and September 30, 2024:

(in thousands)
Balance at December 31, 2022	$10,184
Payment of contingent consideration	(3,250)
Change in fair value	(660)
Balance at December 31, 2023	$6,274

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,274
Balance at December 31, 2023	$6,274

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	514
Balance at September 30, 2024	$6,788

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,788
Balance at September, 2024	$6,788

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,788	$—	$—	$6,788
Total liabilities	$6,788	$—	$—	$6,788

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,274	$—	$—	$6,274
Total liabilities	$6,274	$—	$—	$6,274

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of September 30, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	11.6% to 11.9%
		Weighted Average Discount rate	11.7%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.9% to 13.6%
		Weighted Average Discount rate	13.16%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

5. Fair Value of Financial Instruments – (continued)

The Company measures certain non-financial assets on a non-recurring basis, including goodwill and in-process R&D. As a result of those measurements, during the quarter ended September 30, 2024 in-process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $1.5 million was written down to its estimated fair value of zero and an impairment charge of $1.5 million was recorded. For the quarter ending June 30, 2024, goodwill with a carrying value of $5.5 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.0 million was recorded. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

The fair value of the Company’s reporting unit was determined using an income approach that utilizes a discounted cash flow model. The discounted cash flow models are dependent upon the Company’s estimates of future cash flows and other factors. The Company’s estimates of future cash flows are based on a comprehensive product by product forecast over a period which covers Phase 1 to approval and 15 years of commercialized revenue and involve assumptions concerning (i) future operating performance, including research and development costs through approval of the drug, the future addressable market, future sales, long-term growth rates, operating margins, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes and represent the Company’s best estimate of the future results of its operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which it operates, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital, which considers the risk inherent in the probability adjusted future cash flows from each product. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and the Company’s market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease the Company’s estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any.

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

In the quarter ended June 30, 2023, the Company completed the certification and applied for direct reimbursement, as opposed to a tax credit, for its qualifying research and development expenses incurred in the year ended December 31, 2022. The Company received approvals from the Spanish government in September and October 2023. During the quarter ended June 30, 2024, the Company completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2023.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $1.8 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $916,000 and a deferred research and development tax credit non-current portion of $229,000, as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three and nine months ending September 30, 2024 the Company recorded $221,000 and $669,000, respectively, as a reduction in research and development expense.

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2024	2023
Prepaid manufacturing expenses	$382	$491
Prepaid clinical research organizations	359	1,119
Prepaid consulting, subscriptions and other expenses	286	180
VAT receivable	170	128
Prepaid insurance	95	496

Total	$1,292	$2,414

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	September 30,	December 31,
	2024	2023
Computers and office equipment	$715	$902
Other property, plant and equipment	421	417
Leasehold improvements	94	94
Software	11	11
	1,241	1,424
Less: accumulated depreciation and amortization	(927)	(1,002)

Total	$314	$422

Accrued expenses (in thousands)

	September 30,	December 31,
	2024	2023
Accrued clinical consulting services	$2,358	$1,700
Accrued manufacturing costs	820	843
Accrued vendor payments	576	452

Total	$3,754	$2,995

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2024	2023
Accrued bonus expense	$982	$1,307
Accrued compensation expense	181	127
Accrued vacation expense	128	83

Total	$1,291	$1,517

8. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for options was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2024, there were 7,843 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased such that 280,000 shares were authorized as of December 31, 2022. As of September 30, 2024, there were 167,364 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2024, the Company granted 420 options to employees with an approximate fair value of $1,500 based upon the Black-Scholes option pricing model. There were no options granted during the three and nine months ended September 30, 2023.

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2022	91,862	$90.47	6.44 years	$—

Granted	87,801	14.75
Expired	(4,181)	387.60
Forfeited	(433)	27.79
Balance - December 31, 2023	175,049	45.55	7.70 years	—

Granted	420	5.25
Expired	(262)	2,267.32
Forfeited	—	—

Balance - September 30, 2024 - outstanding	175,207	$42.13	6.96 years	$—

Balance - September 30, 2024 - exercisable	93,934	$65.71	5.97 years	$—

Grant date fair value of options granted – nine months ended September 30, 2024		$1,526

Weighted average grant date fair value – nine months ended September 30, 2024		$3.63

Grant date fair value of options granted – year ended December 31, 2023		$873,140

Weighted average grant date fair value – year ended December 31, 2023		$0.40

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Stock-Based Compensation – (continued)

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended September 30, 2024 and 2023 was $123,000 and $90,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended September 30, 2024 and 2023 was $54,000 and $45,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the nine months ended September 30, 2024 and 2023 was $347,000 and $274,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the nine months ended September 30, 2024 and 2023 was $161,000 and $133,000, respectively.

As of September 30, 2024, total unrecognized stock-based compensation expense related to stock options was $758,000, which is expected to be expensed through August 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2024 and 2023.

9. Stock Warrants

On September 27, 2024, the Company consummated a public offering (the “Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. The Company received aggregate gross proceeds from the Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering primarily for working capital and general corporate purposes, including research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant is immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants may be exercised on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the Common Warrants and Pre-Funded Warrants are required to be equity classified. The Common Warrants were valued on the date of grant using Black Scholes model. During the nine months ended September 30, there were zero Common Warrants exercised and as of September 30, 2024, 345,000 Pre-Funded warrants were exercised.

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

A summary of all warrant activity for the Company for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	(634,426)	1.22
Balance at December 31, 2023	—	$—	—

Granted	1,938,600	1.47	4.99 years
Exercised	(345,000)	0.0001
Forfeited	—	—	—
Balance at September 30, 2024	1,593,600	1.79	4.99 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and nine months ended September 30, 2024 was $7.7 million and $21.2 million, respectively. Net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 includes 510,000 of pre-funded warrants. Net loss attributable to common stockholders for the three and nine months ended September 30, 2023 was $3.3 million and $12.9 million, respectively. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2024 were 175,207 and 1,428,600, respectively, and for the three and nine months ended September 30, 2023 were 2,284,336 and 634,426, respectively, because their effect is anti-dilutive

11. Common and Preferred Stock

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P.(the “Securities Purchase Agreement”), pursuant to which the Company issued and sold 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock are convertible, at a conversion price (the “Conversion Price”) of $30.50 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s Common Stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

The Company included certain shareholder proposals at its 2022 annual meeting of stockholders, including (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Securities Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the Authorized Common Stock Increase is effected or October 26, 2022 (which could have been extended to December 31, 2022 if certain conditions were met), and (ii) vote the shares of the Series C Preferred Stock purchased in the offering in favor of the Stockholder Items.

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

During three and nine months ending September 30, 2024, the Company issued 36,609 and 72,132, respectively, shares of its Common Stock upon the conversion effected on such dates by the holder of 139,569 and 275,000, respectively, shares of its Series C convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversions during the three and nine months ending September 30, 2024, the Company reduced the Series C Preferred Stock $1.0 million and $2.0 million, respectively, and increased Common Stock $37 and $72, respectively and Additional Paid in Capital $1.0 million and $2.0 million, respectively. There are no shares of Series C Preferred Stock outstanding as of September 30, 2024.

During three and nine months ending September 30, 2024, the Company issued 26,230 shares of its Common Stock upon the conversion effected on such dates by the holder of 100,000 shares of its Series D convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversion during the three and nine months ending September 30, 2024 the Company reduced the Series D Preferred Stock $728,000 and increased Common Stock $26 respectively and Additional Paid in Capital $728,000. There are no shares of Series D Preferred stock outstanding as of September 30, 2024.

At Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into Amendment No. 2 (“Amendment No. 2”) to that certain Amended and Restated Sales Agreement among the Company, AGP and FBR Capital Markets & Co. (now known as B. Riley Securities) dated as of February 9, 2021, as amended by Amendment No. 1 thereto dated May 3, 2021 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P./Alliance Global Partners, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-255726) utilizing a prior prospectus and related prospectus supplements thereto or a newly filed registration statement on Form S-3 which was filed on May 2, 2024 (File No. 333-279077) and declared effective on September 25, 2024. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the Sales Agreement. During the three and nine months ended September 30, 2024, the Company sold through the Sales Agreement approximately 395,000 and 569,000, respectively, shares of the Company’s Common Stock and received net proceeds of approximately $1.8 million and $3.6 million, respectively. During the three and nine months ended September, 2023, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 40 and 77,000 shares, respectively, of the Company’s Common Stock and received net proceeds of approximately $1,000 and $2.2 million.

12. Loans Payable

As a result of the Acquisition of VCN, the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades (RETOS loan) and ACC10 Generalitat de Catalunya (NEBT loan). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $103,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
	Current	Non-current	Current	Non-current

NEBT Loan	8	$17	8	24
RETOS 2015	57	81	55	138
	$65	$98	$63	$162

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Loans Payable – (continued)

A maturity analysis of the debt as of September 30, 2024 is as follows (amounts in thousands of dollars):

2025	65
2026	54
2027	34
2028	10
Total	163

13. Commitments and Contingencies

The Company’s existing leases as of September 30, 2024 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

The Company also leases research and office facilities in Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2024 approximated $158,000 and $474,000, respectively and $156,000 and $454,000 for the three and six months ended September 30, 2023, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of September 30, 2024 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2024	166
2025	673
2026	588
2027	369
Total	1,796

Discount factor	(220)
Operating lease liability	1,576
Operating lease liability – current	(541)
Operating lease liability – long term	$1,035

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Commitments and Contingencies – (continued)

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact the Company’s business in the future. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages. Further, although the Company has not experienced any material adverse effects on business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects that these disruptions and increasing inflation could have on its operations.

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

14. Related Party

On December 14, 2023 the Company approved the retention of Mary Ann Shallcross for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 3,000 shares of Common Stock having a value of $30,000. During the three and nine months ended September 30, 2024, the company paid compensation to Ms. Shallcross of $38,000 and $114,000, respectively.

15. Subsequent events

On October 31, 2024, the Company held its 2024 Annual Meeting of Stockholders. At the Annual Meeting, the Company’s stockholders approved an amendment (“Amendment No. 2”) to the Company’s 2020 Stock Incentive Plan (the “2020 Stock Incentive Plan”) to (a) increase the number of shares of Common Stock that we will have authority to grant under the 2020 Stock Incentive Plan from 280,000 shares of Common Stock to 2,500,000 shares of Common Stock and (b) to amend the annual non-employee director grant limit to 250,000 shares of Common Stock; and approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock to 350,000,000 shares.

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

All share amounts and exercise or conversion prices in this Quarterly Report on Form 10-Q have been adjusted retrospectively for our 1-for-25 reverse stock split, which was effective on August 26, 2024.

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

Recent Developments

Reverse Stock Split

On August 15, 2024, our Board of Directors approved a reverse stock split of our authorized, issued and outstanding shares of Common Stock, at a ratio of one (1) share of Common Stock for twenty-five (25) shares of Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on August 26, 2024. Any share amounts and exercise or conversion prices in this Quarterly Report on Form 10-Q have been adjusted retrospectively for the Reverse Stock Split.

Public Offering

On September 27, 2024, we consummated a public offering (the “Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. We received aggregate gross proceeds from the Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. We intend to use the proceeds of the Offering primarily for working capital and general corporate purposes, including for research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant is immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share and will remain exercisable until the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants may be exercised on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. As of October 3, 2024, all of the Pre-Funded Warrants were exercised.

Preferred Shares Conversion

On September 6, 2024, we received a notice of conversion from the holder of 4,138 shares of our Series C Convertible Preferred Stock and 100,000 shares of our Series D Convertible Preferred Stock to convert the 4,138 shares of Series C Convertible Preferred Stock into 1,086 shares of our Common Stock at a conversion price of $30.50 per share and to convert the 100,000 shares of Series D Convertible Preferred Stock into 26,230 shares of Common Stock at a conversion price of $30.50 per share. On September 6, 2024, we issued an aggregate of 27,316 shares of Common Stock upon conversion of such shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. Upon such conversion there are no shares of Series C Convertible Preferred Stock or Series D Convertible Preferred Stock outstanding.

On July 30, 2024, we received a notice of conversion from the holder of shares of our Series C Convertible Preferred Stock to convert 135,431 shares of Series C Convertible Preferred Stock into 35,523 shares of Common Stock at a conversion price of $30.50 per share.

Other Financial Developments

On September 16, 2024, we announced that THERICEL project has been awarded funding of €2.28 million ($2.54 million) from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities to support a collaboration between us and the Universitat Autònoma de Barcelona (“UAB”) to advance our suspension cell platform for the clinical manufacture of adenovirus- and adeno-associated virus (“AAV”) therapies. Under the award, we will receive an unsecured loan of €1.33 million ($1.48 million) as a lump sum payment in the fourth quarter of 2024 which shall bear interest at a rate of 4.015% and be repaid over 7 years commencing three years from the date of award, and UAB will receive a grant of €0.95 million ($1.06 million) dedicated to the THERICEL project and paid in annual installments over the next 3 years.

2024 Annual Stockholder’s Meeting

On October 31, 2024, we held our 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders (i) elected Jeffrey J. Kraws, John Monahan, Steven A. Shallcross and Jeffery Wolf as directors; (ii) ratified the appointment of BDO USA P.C. as our independent registered public accounting firm for the year ending December 31, 2024; (iii) approved an amendment (“Amendment No. 2”) to our 2020 Stock Incentive Plan (the “2020 Stock Incentive Plan”) to (a) increase the number of shares of Common Stock that we will have authority to grant under the 2020 Stock Incentive Plan from 280,000 shares of Common Stock to 2,500,000 shares of Common Stock and (b) to amend the annual non-employee director grant limit to 250,000 shares of Common Stock; and (iv) approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock to 350,000,000 shares.

On November 1, 2024, we filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada (the “Certificate of Change”) that was effective on such date that increased the number of our authorized shares of Common Stock, from 14,000,000 shares to $350,000,000 shares.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

allo-HCT allogeneic hematopoietic cell transplant. CSR clinical study report. HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. For other abbreviations see the text.

¹Additional products with preclinical proof-of-concept include SYN-006 (carbapenemase) to prevent aGVHD, CDI, and microbiome damage in patients treated with carbapenem antibiotics and SYN-007 (ribaxamase) DR to prevent antibiotic associated diarrhea with oral β-lactam antibiotics.

²Depending on funding/partnership. SYN-004 may enter a U.S. Food and Drug Administration (“FDA”)-agreed Phase 3 clinical trial for the treatment of CDI.

Recent Clinical and Regulatory Developments

On October 16, 2024, we announced that the European Commission has adopted the European Medicines Agency (EMA) recommendation to grant orphan medicinal product designation to lead clinical candidate VCN-01for the treatment of retinoblastoma. The United States Food and Drug Administration (FDA) has previously granted orphan drug designation and rare pediatric disease designation to VCN-01 for the treatment of retinoblastoma. The EMA recommends orphan designation for products intended to treat, prevent or diagnose a disease that is life-threatening or chronically debilitating and either the prevalence of the condition in the European Union (EU) does not exceed 5 in 10,000 or it is unlikely that marketing of the product would generate sufficient returns to justify the investment needed for its development. Additionally, there should be no authorizable method of diagnosis, prevention or treatment of the condition, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation is designed to provide drug developers with various benefits to support the development of novel therapies, including 10 years of market exclusivity once they receive marketing authorization in the EU, protocol assistance, administrative and procedural assistance, and reduced fees for regulatory activities.

On October 3, 2024, we announced a positive outcome from the Data and Safety Monitoring Committee (“DSMC”) review of results from the second Cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (“HCT”) recipients for the prevention of acute graft-versus-host-disease. Based on a review of the safety and pharmacokinetic data, the DSMC has recommended that the study may proceed to enroll Cohort 3 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic cefepime. We are pursuing additional funding to enable the conduct of the third cohort.

The Phase 1b/2a study is on-going and remains blinded; however, key findings from blinded data for Cohort 2 are included below:

o	Adverse events (“AEs”) and serious adverse events (“SAEs”) observed in Cohort 2 were typical of those observed in allo-HCT patients and no AEs or SAEs were determined by the investigators to be related to study drug treatment.
o	A total of 15 SAEs were reported among 10 patients, with the most common SAE being infections and infestations, including sepsis.
o	No patients died within the 30-day follow-up period after the last dose of study drug; 1 patient died 95 days and another 211 days after the last dose of study drug due to cancer relapse and pneumonia respectively (not related to study drug).
●	Consistent with the findings from Cohort 1 and previous studies of SYN-004 in healthy volunteers, no patient blood samples were positive for SYN-004 at any timepoint.
●	The pharmacokinetics of piperacillin, which can be metabolized by SYN-004, were as expected for this patient population.

On September 23, 2024, we announced that we have achieved our target patient enrollment of 92 evaluable patients in the VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01 plus standard-of-care (“SoC”) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with metastatic pancreatic ductal adenocarcinoma (“PDAC”). The trial enrolled 46 or more patients in each of the control and VCN-01 treatment arms across 15 sites in Spain and the USA within 21 months.VCN-01 has been granted Orphan Drug Designation and Fast Track Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of PDAC. Patients in the VCN-01 treatment arm of the VIRAGE trial are treated with two separate IV VCN-01 doses (1x1013 vp/patient) administered approximately 3 months apart: the first VCN-01 dose is administered 7-days prior to initiation of the 1st gemcitabine/nab-paclitaxel SoC chemotherapy cycle; the second VCN-01 dose is administered 7-days prior to initiation of the 4th gemcitabine/nab-paclitaxel SoC chemotherapy cycle. The VCN-01 dose used in the VIRAGE trial was determined in a previously reported Phase 1 dose-escalation study where patients administered a single dose of VCN-01 (1x1013 vp/patient) 7-days prior to initiation of gemcitabine/nab-paclitaxel SoC chemotherapy cycles (n=6) showed an overall response rate of 83%, with a median progression free survival of 6.3 months and median overall of 20.8 months. A total of 26 patients were administered different doses of VCN-01 in the Phase 1 study, and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms, and increases in liver transaminases.

On July 30, 2024, we received notice from the FDA that we had been granted Rare Pediatric Drug Designation (RPDD) for VCN-01 for the treatment of retinoblastoma. The FDA grants RPDD for rare diseases (fewer than 200,000 affected persons in the United States) that are serious and life-threatening and primarily affect children ages 18 years or younger. If a Biologics License Application for VCN-01 for the treatment of retinoblastoma is approved by the FDA, Theriva may be eligible to receive a Priority Review Voucher. Previously, the FDA granted orphan drug designation to VCN-01 for treatment of retinoblastoma.

Our Current Oncology-Focused Pipeline

Oncolytic Viruses

Our oncology platform is based on oncolytic virotherapy (“OV therapy”), which exploits the ability of certain viruses to kill tumor cells and trigger an anti-tumor immune response. This novel class of anticancer agents has unique mechanisms of action compared to other cancer drugs. Oncolytic viruses (“OV”) exploit the fact that cancer cells contain mutations that cause them to lose growth control and form tumors. Once inside a tumor cell, oncolytic viruses exploit the tumor cell machinery to generate thousands of additional copies of the virus, which then kill the tumor cell and spread to neighboring cells, causing a chain reaction of cell killing. This infection and tumor cell killing by OVs also alerts the immune system, which can then attack the virus infected tumor cells to help destroy the tumor in some instances.

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

VCN-01 has been administered to 142 patients across multiple Phase 1 clinical trials and the Phase 2 VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian cancer, colorectal cancer, and retinoblastoma.

Current clinical and Regulatory update

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

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with PDAC

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is expected to be conducted at approximately 17 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy.

Patient dosing was initiated in the U.S. in July 2023 and on September 23, 2024, we announced that we have achieved our target patient enrollment of 92 evaluable patients in the VIRAGE Phase 2b clinical trial. Thirty patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

On May 10, 2024, we presented data demonstrating enhanced anti-tumor effects in human pancreatic cancer xenograft-bearing mice treated with lead product candidate VCN-01 and liposomal irinotecan. These data support the potential synergy of VCN-01 and first-line pancreatic cancer chemotherapy regimens

On May 23, 2024, we announced that the FDA granted Fast Track Designation (FTD) to lead clinical candidate VCN-01 in combination with gemcitabine and nab-paclitaxel to improve progression-free survival and overall survival in patients with metastatic pancreatic adenocarcinoma.

On June 1, 2024, we presented the design of VIRAGE trial in a poster at the American Society of Clinical Oncology (ASCO) Annual Meeting 2024 Congress held and in Chicago (Illinois) from May 31- June 4, 2024. The poster discussed the objectives, endpoints and key inclusion and exclusion criteria included in the trial protocol, together with the treatment schedule for each arm of the study.

On September 23, 2024, we announced that we have achieved our target patient enrollment of 92 evaluable patients in the VIRAGE Phase 2b clinical trial. Thirty patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 safety profile.

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

Retinoblastoma

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two intravitreal injections of VCN-01, 14 days apart, at a dose of either 2 x 109 vp/eye (n=1) or 2 x 1010 vp/eye (n=8). Enrollment, dosing and safety follow-up in this study have been completed and the clinical study report is being prepared. On April 23, 2024, we announced positive topline data from this study, with agreement by the study Monitoring Committee that the study had a positive outcome.

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

A pre-Investigational New Drug (“IND”) meeting with the FDA was held on December 19, 2023 to discuss the path forward for VCN-01 as an adjunct to chemotherapy in pediatric patients with advanced retinoblastoma. The FDA provided some guidance on the potential endpoints and patient population for an advanced clinical trial and encouraged submission of a formal protocol under a US IND in order to provide more detailed commentary.

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

On July 30, 2024, we received notice from the FDA that we had been granted Rare Pediatric Drug Designation (RPDD) for VCN-01 for the treatment of retinoblastoma. Previously, the FDA granted orphan drug designation to VCN-01 for treatment of retinoblastoma.

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

On October 16, 2023, we presented additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress held virtually and in Madrid, Spain from October 20-24, 2023. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and a global objective response rate for the trial of 5.5%, most of the patients appeared to benefit from subsequent treatment, with 2 patients showing complete responses to palliative chemotherapy and at least one patient still alive 4 years after entering the study.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.
●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
●	Increase of PDL1-CPS (16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.
●	There was a statistically significant correlation between OS observed in patients and CPS on day 8 (p=0.005).
●	Phase 1 Trial evaluating the safety and feasibility of huCART-meso cells when given in combination with VCN-01
●	In July 2021, VCN entered into a Clinical Trial Agreement with the University of Pennsylvania (Philadelphia) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and feasibility of intravenous administration of VCN-01 in combination with lentiviral transduced huCART-meso cells (developed by the laboratory of Dr. Carl June) in patients with histologically confirmed unresectable or metastatic pancreatic adenocarcinoma and serous epithelial ovarian cancer (NCT05057715). This is a Phase I study evaluating the combination of VCN-01 when given in combination with huCART-meso cells in a dose-escalation design in two cohorts (N = 3-6), where patients receive VCN-01 as a single IV infusion (at 3.3x10[12] or 1x10[13] vp) on Day 0, followed by a single dose of 5x10[7] huCART-meso cells on Day 14 via IV infusion. huCART-meso cells are modified T-cells targeting the mesothelin antigen, which is frequently expressed in multiple tumor types, particularly in pancreatic and ovarian cancers. Dr. June’s previous clinical studies have shown that huCART-meso cells encounter significant challenges in the tumor microenvironment, including immunosuppressive cells and soluble factors as well as metabolic restrictions. Initial VCN-01 clinical data from the studies described above suggest that administration of VCN-01 may increase tumor immunogenicity and improve access of the huCART-meso cells to tumor cells. This Phase I study will evaluate the safety and tolerability of the VCN-01 huCART-meso cell combination and test the hypothesis that administration of VCN-01 may enhance the potential antitumor effects of the co-administered huCART-meso cells.
●	On July 8, 2022, we were notified that the first patient to be dosed with VCN-01 had passed the safety evaluation period in this study. On June 22, 2023, at their Cellicon Valley conference, and again at the Society for Immunotherapy of Cancer (SITC) meeting in San Diego, CA on November 03, 2023, and the International Oncolytic Virotherapy Conference (IOVC2023) in Calgary on November 13 2023, University of Pennsylvania investigators presented preliminary clinical safety and pharmacokinetic data from this study highlighting the feasibility of administering VCN-01 in sequence with huCART-meso cells in pancreatic and ovarian cancer patients. VCN-01 persistence was suggestive of tumor infection and active replication. The peak and duration of huCART-meso T cells in the peripheral blood as well as duration of stable disease in evaluable patients showed encouraging trends.
●	The study is ongoing and may test higher doses of VCN-01 and interrogate tumor biopsies to gain further insights. The results will inform and guide optimization of the combination of CAR T cells with oncolytic virus.

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

To date, we have completed 2 of 3 cohorts (Cohorts 1 and 2) in this study. On September 27, 2022, we issued a press release announcing positive outcomes from the Data and Safety Monitoring Committee (“DSMC”) review of results from the first Cohort and their recommendation that the study may proceed to enroll Cohort 2 in which study drug (SYN-004 or Placebo) is administered in combination with the IV beta-lactam antibiotic piperacillin/tazobactam.

On October 3, 2024, we announced a positive outcome from the Data and Safety Monitoring Committee (“DSMC”) review of results from the second Cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (“HCT”) recipients for the prevention of acute graft-versus-host-disease. Based on a review of the safety and pharmacokinetic data, the DSMC has recommended that the study may proceed to enroll Cohort 3 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic cefepime. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that enrollment for the third cohort will commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program.

On February 16, 2023 and April 13, 2023, we announced the presentation of safety and pharmacokinetic data from Cohort 1 of the Phase 1b/2a Clinical Trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant recipients at the 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR and at the European Congress of Clinical Microbiology & Infectious Diseases (ECCMID), respectively.

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

Intellectual Property

All of our programs are supported by growing patent estates. In total, Theriva Biologics has over 175 U.S. and foreign patents and over 60 U.S. and foreign patents pending. VCN, through assignment or exclusive licenses, controls over 50 U.S. and foreign patents and over 15 U.S. and foreign patents pending.

The SYN-004 (ribaxamase) program is supported by intellectual property (“IP”) that is assigned to Theriva Biologics, namely U.S. and foreign patents (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others) and U.S. and foreign patents pending (in most major markets, e.g. Europe (including Germany, Great Britain and France), Japan, China and Canada, among others). For instance, U.S. Patent Nos. 8,894,994 and 9,587,234, which include claims to compositions of matter and pharmaceutical compositions of beta-lactamases, including SYN-004 (ribaxamase), have patent terms to at least 2031. Further, U.S. Patent 9,301,995 and 9,301,996, both of which will expire in at least 2031, cover various uses of beta-lactamases, including SYN-004 (ribaxamase), in protecting the microbiome, and U.S. Patent Nos. 9,290,754, 9,376,673, 9,404,103, 9,464,280, and 9,695,409 which will expire in at least 2035, covers further beta-lactamase compositions of matter related to SYN-004 (ribaxamase).

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

Goodwill represents the excess of the purchase price paid when we acquired VCN in March 2022, over the fair values of the acquired tangible or intangible assets and assumed liabilities. We conduct an impairment test of goodwill on an annual basis as of October 1 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce our fair value below our net equity value.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external contract research organization (“CRO”) services. Additionally, the grant income is used to offset research and development costs. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At September 30, 2024 and 2023, we have accrued CRO expenses of $2.4 million and $1.4 million, respectively, that are included in accrued expenses. As of September 30, 2024 and 2023, we have prepaid CRO costs of $0.4 million and $1.2 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses increased to $2.3 million for the three months ended September 30, 2024, from $212,000 for the three months ended September 30, 2023. This increase of 986% is primarily related to a $1.5 million decrease in contingent consideration during the three months ended September 30, 2023, resulting in a reduction of prior period expenses and a $0.5 million increase in contingent consideration during the three months ended September 30, 2024.  Additionally, there was a decrease in investor relations expenses, Theriva S.L. expenses, and lower director and officer insurance, offset by increased audit and registration fees. The charge related to stock-based compensation expense was $118,000 for the three months ended September 30, 2024, compared to $95,000 for the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses decreased to $2.7 million for the three months ended September 30, 2024, from approximately $4.0 million for the three months ended September 30, 2023. This decrease of 32% is primarily the result of lower clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, lower expenses related to our Phase 1a clinical trial of SYN-020 which has completed, and lower expenses to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we continue our VIRAGE Phase 2 clinical trial of VCN-01 and plan for our Phase 3 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $59,000 for the three months ended September 30, 2024, compared to $40,000 related to stock-based compensation expense for the three months ended September 30, 2023.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended September 30, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2024	2023
VCN-01	$1,418	$2,593
Ribaxamase	177	226
SYN-020	41	85
Other therapeutic areas	72	190

Total direct costs	1,708	3,094
Total indirect costs	1,026	912

Total Research and Development	$2,734	$4,006

IPRD and Goodwill Impairment

During the three months ended September 30, 2024, we experienced a sustained decline in the quoted market price of our Common Stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of our development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the in-process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $1.5 million was written down to its estimated fair value of zero and an impairment charge of $1.5 million was recorded during the quarter. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business.

Other Income/Expense

Other income was $161,000 for the three months ended September 30, 2024 compared to other income of $388,000 for the three months ended September 30, 2023. Other income for the three months ended September 30, 2024 is primarily comprised of interest income of $158,000 and an exchange gain of $3,000. Other income for the three months ended September 30, 2023 is primarily comprised of interest income of $382,000 and an exchange gain of $6,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $7.7 million, or $6.81 per basic and diluted common share, for the three months ended September 30, 2024, compared to a net loss of approximately $3.3 million, or $4.85 per basic and diluted common share, for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses increased to $5.7 million for the nine months ended September 30, 2024, compared to $5.1 million for the nine months ended September 30, 2023. This increase of 12% is primarily comprised of the contingent consideration adjustment of $1.5 million and registration fees, offset by a decrease in compensation costs, consulting, legal fees, audit fees and lower director and officer insurance. The charge related to stock-based compensation expense was $335,000 for the nine months ended September 30, 2024, compared to $288,000 for the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses decreased to $9.1 million for the nine months ended September 30, 2024, from approximately $10.1 million for the nine months ended September 30, 2023. This decrease of 10% is primarily the result of lower clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, lower expenses related to our Phase 1a clinical trial of SYN-020, offset by increased expenses related to the Phase 1 trial of intravitreal VCN-01 in patients with retinoblastoma, and increased expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients. We anticipate research and development expense to increase as we continue our VIRAGE Phase 2 clinical trial of VCN-01and plan for our Phase 3 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $175,000 for the nine months ended September 30, 2024, compared to $119,000 related to stock-based compensation expense for the nine months ended September 30, 2023.

The following table sets forth our research and development expenses directly related to our product candidates for the nine months ended September 30, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2024	2023
VCN-01	$4,657	$5,907
Ribaxamase	719	634
SYN-020	109	229
Other therapeutic areas	288	347

Total direct costs	5,773	7,117
Total indirect costs	3,372	2,998

Total Research and Development	$9,145	$10,115

IPRD and Goodwill Impairment

During the nine months ended September 30, 2024, we experienced a sustained decline in the quoted market price of our Common Stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the in-process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $5.6 million was written down to its estimated fair value of zero and an impairment charge of $5.6 million was recorded during the nine months ended September 30, 2024. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business.

Other Income/Expense

Other income was $560,000 for the nine months ended September 30, 2024 compared to other income of $1.1 million for the nine months ended September 30, 2023. Other income for the nine months ended September 30, 2024 is primarily comprised of interest income of $559,000 and an exchange gain of $1,000. The income for the nine months ended September 30, 2023 is primarily comprised of interest income of $1.1 million and an exchange gain of $7,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $21.2 million, or $24.47 per basic and diluted common share, for the nine months ended September 30, 2024, compared to a net loss of approximately $12.9 million, or $20.38 per basic and diluted common share, for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we have a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $330.5 million as of September 30, 2024, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $16.4 million as of September 30, 2024, a decrease of $6.8 million from December 31, 2023. During the year ended December 31, 2023 and nine months ended September 30, 2024, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $18.3 million and $21.2 million for the year ended December 31, 2023 and the nine months ended September 30, 2024, respectively.

With our cash position of approximately $14.1 million in early November 2024, we believe we will be able to fund our operations into the third quarter of 2025. Following the anticipated completion of our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based on our current plans, our cash and cash equivalents will be sufficient to complete our planned clinical trials of VCN-01 (in PDAC and retinoblastoma), but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that enrollment for the third cohort will commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs and whether we continue to develop SYN-004 internally, or out-license or partner such development. If necessary, we may attempt to utilize the at the market sales facility (the “ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2023, our only source of cash was from sales of our Common Stock through the ATM pursuant to which we sold 81,000 shares of our Common Stock for net proceeds of $2.2 million. During the nine months ended September 30, 2024, our only source of cash was from sales of our Common Stock through the Amended and Restated ATM Sales Agreement pursuant to which we sold 569,000 shares of our Common Stock for net proceeds of $3.6 million and from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares of the Common Stock for gross proceeds of $2.5 million (net proceeds of $2.0 million, after deducting underwriting discounts and estimated expenses).

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

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash of approximately $14.1 million as of early November 2024 will allow us to cover overhead costs, manufacturing costs for near-term clinical supply, manufacturing costs of VCN-01 for clinical trail use and limited research efforts, including completing our funding requirements for our ongoing Phase 1b/2a clinical study (cohort II) of SYN-004 (ribaxamase) in allogeneic HCT recipients for the prevention of aGVHD, our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01 and our ongoing discovery initiatives, and to fund our committed obligations under the terms of the VCN Share Purchase Agreement (the “VCN Purchase Agreement”) related to the VCN Acquisition into the third quarter of 2025. Our independent registered public accounting firm has issued a report for the year ended December 31, 2023 that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans, including initiation or completion of future registrational studies for VCN-01, any potential future trials of SYN-004 including Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI or the Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future new studies of VCN-01, SYN-004 (ribaxamase) or SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, public or private sales of our equity (including through the ATM) or debt and other sources. Such additional financing opportunities might not be available to us when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the ATM especially in light of the fact that we are currently limited by rules of the Securities and Exchange Commission (the “SEC”) as to the number of shares of Common Stock that we can sell pursuant to the ATM due to the market value of our Common Stock held by non-affiliates. Even if we meet the requirements for use of the ATM, there can be no assurance that we will be able to raise funds through the sale of shares of Common Stock through the ATM. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $12.2 million and $12.5 million during the nine months ended September 30, 2024 and 2023, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the nine months ended September 30, 2024 decreased compared to the same period in 2023 due primarily to the decrease in net loss in 2024.

Cash Used In Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 and 2023 was $1,000 and $146,000 for equipment purchases.

Cash Provided by Financing Activities

Cash provided by financing activities was $5.5 million during the nine months ended September 30, 2024 compared to $2.1 million during the nine months ended September 30, 2023.Cash provided by financing activities during the nine months ended September 30, 2024 included at the market offering proceeds of $3.6 million from sales of 569,000 shares of our Common Stock offset by payments related to loans extended by certain Spanish institutions of $67,000 and net proceeds of $2.0 million from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares. Cash provided by financing activities during the nine months ended September 30, 2023 included at the market offering proceeds of $2.2 million from sales of 81,000 shares of our Common Stock which was offset by $75,000 of debt payments.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2024, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of September 30, 2024, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of September 30, 2024 our cash and cash equivalents consisted primarily of investments in treasury securities. We do not engage in any hedging activities against changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates or credit conditions on our securities portfolio. We may, however, require additional financing to fund future obligations and no assurance can be given that the terms of future sources of financing will not expose us to material market risk.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the material weaknesses in internal control over financial reporting as described below, our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2024, due to the following previously reported material weaknesses that continued to exist:

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

Our consolidated unaudited financial statements as of September 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that as of September 30, 2024 we have an accumulated deficit of approximately $330.5 and working capital of $12.2 million raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. As of September 30, 2024, we had a cash and cash equivalents and restricted cash balance of approximately $16.5 million. At December 31, 2023, we had an accumulated deficit of $309.3 million and working capital of $20.7 million. As of December 31, 2023, we had a cash and cash equivalents and restricted cash balance of approximately $23.3 million consisting of cash and investments in highly liquid U.S. money market funds. We expect to continue to incur losses from expenses related to the development of our product candidates and related administrative activities for the foreseeable future. We expect that our current cash will be able to fund operations into the third quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Quarterly Report on Form 10-Q and we will need to seek additional capital to fulfill our operating and capital requirement for the next 12 months to advance our clinical development program to later stages of development and commercialize our clinical product candidate. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Although management has been successful in raising capital in the past, there can be no assurance that we will be successful or that any needed financing will be available in the future at terms acceptable to us. As such, we cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q are filed with the SEC and there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the nine months ended September 30, 2024, our operating activities used net cash of approximately $12.2 million and our cash and cash equivalents were approximately $16.4 million as of September 30, 2024. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2024, our accumulated deficit totaled approximately $330.5 million on a consolidated basis. Pursuant to the VCN Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27.8 million over three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

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

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of Common Stock, of which 2,782,449 shares of Common Stock were outstanding as of November 8, 2024. If all of the unissued authorized shares were issued stockholders ownership percentage will be diluted.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Based on our assessment, we have concluded that as of September 30, 2024 we did not maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related. disclosure requirements. We also did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting our accounting and financial reporting processes. Additionally, many of our business process controls dependent upon the information derived from these information systems were also ineffective, as we did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. While we plan to take remedial action to address the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses will be remediated by the end of the fiscal year there can be no assurance that the deficiencies will be remediated at such time or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

We did not sell any equity securities during the three months ended September 30, 2024 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Steven A. Shallcross
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 12, 2024

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1

Placement Agency Agreement, dated as of September 26, 2024, by and between Theriva Biologics, Inc. and A.G.P./Alliance Global Partners, as placement agent (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed September 30, 2024, File No. 001-12584.)

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

3.16	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 11, 2023, File No. 001-12584.)

3.17

Certificate of Change filed with the Secretary of State of the State of Nevada on August 22, 2024 (effective as of August 26, 2024) (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 26, 2024, File No. 001-12584.)

3.18	Certificate of Change to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584.)

4.1	Form of Common Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed September 30, 2024, File No. 001-12584.)

4.2	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed September 30, 2024, File No. 001-12584.)

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 30, 2024, File No. 001-12584.)

10.2

Amendment No. 2 to the Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584.)

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