Form 10-K
period 2024-12-31
Theriva Biologics, Inc.
filed 2025-03-06
CIK 894158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $5.3 million based on $6.00, the closing price of the registrant’s common stock as reported by the NYSE American on that date.

As of March 4, 2025, the registrant had 2,782,449 shares of common stock outstanding.

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

On October 26, 2024, we effected a one for twenty five reverse stock split (the “Reverse Stock Split”) of our authorized, issued and outstanding common stock. Unless otherwise noted, all references to share amounts in this Annual Report, reflect the Reverse Stock Split.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of the risks can be found below under Item 1A. Risk Factors.

Risks Related to Our Financial Position and Capital Requirements

●	Our consolidated financial statements as of December 31, 2024 have been prepared assuming that we will continue as a going concern for the next twelve months.
●	We will need to raise additional capital to operate our business.
●	We expect to continue to incur significant operating and capital expenditures and we will need additional funds.
●	The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.
●	We currently have a limited operating history as an oncology company, no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.
●	In the past we have identified material weaknesses in our internal controls.
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders.
●	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.
●	If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Risks Related to Our Business

●	Prior to 2022 we did not conduct any research and development activities directed to cancer diagnosis, treatment or prevention and there can be no assurance that we will successfully be able to do so.
●	The development and commercialization of oncolytic viruses have experienced certain challenges.
●	Our research and development efforts may not succeed in developing successful products and technologies.
●	We may not realize the benefits from any strategic alliances we form or licensing arrangements we enter into.

●	We may not be able to retain rights licensed to us by others to commercialize key products and may not be able to establish or maintain the relationships we need to develop, manufacture, and market our products.
●	We may incur additional expenses in connection with our licenses and collaboration arrangements and our development of our product candidates.
●	Developments by competitors may render our products or technologies obsolete or non-competitive.
●	We may seek to selectively establish collaborations, and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
●	If the parties we depend on for product manufacturing are unsuccessful in providing adequate drug supply, or if existing drug supply becomes unusable, it may delay or impair our ability to develop, manufacture and market our product candidates.
●	Any problems obtaining the standard of care drugs that we administer with VCN-01, could result in a trial delay or interruption.
●	We may fail to retain or recruit necessary personnel, and we may be unable to secure the services of consultants.
●	Global health crises or other disruptions to global trade and supply lines may adversely affect our planned operations.
●	Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.
●	Unfavorable economic conditions could adversely affect our business, financial condition or results of operations.
●	We rely extensively on our information technology systems which are vulnerable to risks, including cybersecurity and data leakage risks.
●	Our business and operations would suffer in the event of computer system failures.
●	Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.
●	We may face particular data protection, data security and privacy risks in connection with the European Union’s Global Data Protection Regulation and other privacy regulations.

Regulatory Risks

●	If we do not obtain the necessary regulatory approvals we may not be able to develop or sell our product candidates.
●	Clinical trials are very expensive, time consuming, and difficult to design and implement.
●	The results of our clinical trials may not support our proposed product candidate claims and the results of preclinical studies and completed clinical trials are not necessarily predictive of future results.
●	Difficulties in enrolling, retaining, or completing patients in our clinical trials or delays in enrollment are expected to result in our clinical development activities being delayed or otherwise adversely affected.
●	Patients who are administered our product candidates may experience unexpected side effects or other safety risks that could cause a halt in clinical development, preclude approval or limit the commercial potential of the product candidate.
●	It is possible that we may not be able to obtain or maintain orphan drug designation or exclusivity for our drug candidates.
●	Fast Track designation by the FDA does not assure FDA approval.
●	We may not be eligible to receive a priority review voucher despite rare pediatric disease designation for VCN-01
●	Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community.
●	We depend on third parties, including researchers and sublicensees, who are not under our control.
●	We currently have no marketing, sales or distribution organization and have no experience in marketing products as a company.
●	Reimbursement may not be available for our product candidates, which would impede sales.
●	Healthcare reform measures could hinder or prevent our product candidates’ commercial success.
●	If we fail to comply with state and federal healthcare regulatory laws, we could face substantial penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of operations, any of which could harm our business.
●	If we obtain approval to commercialize our clinical product candidates outside of the United States, a variety of risks associated with international operations could harm our business
●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Intellectual Property Risks

●	We rely on patent applications and various regulatory exclusivities to protect some of our product candidates and our ability to compete may be limited or eliminated if we are not able to protect our products.

●	We may incur substantial costs as a result of litigation or other proceedings relating to protecting our intellectual property rights, as well as costs associated with lawsuits.
●	If we infringe the rights of others, we could be prevented from selling products or forced to pay damages.
●	We enjoy restricted geographical protection with respect to certain patents.
●	We may become subject to claims challenging inventorship, ownership or validity of our patents and other intellectual property
●	Risks Related to Our Securities
●	We cannot assure you that our common stock will be liquid or that it will remain listed on the NYSE American exchange.
●	We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.
●	The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.
●	Our Articles of Incorporation and bylaws and Nevada law have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	We do not intend to pay dividends in the foreseeable future on our common stock.
●	Resales of our common stock in the public market by our stockholders may cause the market price of our common stock to fall.
●	The shares of common stock offered under our current Amended and Restated At The Market Issuance Sales Agreement may be sold in “at the market” offerings, and investors who buy shares at different times will likely pay different prices.

Item 1.    Business.

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we transitioned our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI), and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering.

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

Our first product candidate VCN-01, is a clinical stage oncolytic human adenovirus that is modified to express an enzyme, PH20 hyaluronidase, that is designed to degrade hyaluronan in the tumor stroma, which helps the virus and other molecules to penetrate and spread throughout the tumor. VCN-01 can be used alone or in combination with other cancer therapies, such as chemotherapy and immunotherapy, for difficult to treat cancers. An expanding intellectual property portfolio supports our oncology programs, and because our products are characterized as biologics with Orphan Drug designation in our target indications, if approved by the FDA they will be further protected by data and/or market exclusivity.

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

Malignant tumors are made up of tumor cells as well as significant supporting tissue known as tumor stroma. The tumor stroma supports the formation and growth of tumors and contains cells and other components that are required for robust tumor growth and metastasis. The stroma also forms an effective barrier to the entry of therapeutic agents such as chemotherapy and immuno-oncology products . A key structural component of the tumor stroma is hyaluronic acid, and tumor levels of hyaluronic acid have been clinically associated with reduced survival in metastatic pancreatic cancer patients. VCN-01 is designed to overcome the stroma barrier problem by expressing the hyaluronan degrading enzyme PH20 hyaluronidase after it infects tumor cells. Expression of PH20 by VCN-01 is designed to degrade the hyaluronic acid within the tumor stroma and to improve virus spread throughout the tumor. Based upon the foregoing, we believe our oncolytic virus platform, exemplified by VCN-01, represents a new and potentially powerful form of therapy to be combined with  tumor cell killing, anti-tumor immunity and stroma destruction after intravenous delivery.

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

Pancreatic Ductal Adenocarcinoma

Cancer of the pancreas consists of two main histological types: cancer that arises from the ductal (exocrine) cells of the pancreas or, much less often, cancers may arise from the endocrine compartment of the pancreas. Pancreatic ductal adenocarcinoma (“PDAC”) accounts for more than 90% of all pancreatic tumors. It can be located either in the head of the pancreas or in the body-tail. Pancreatic cancer usually metastasizes to the liver and peritoneum. Other less common metastatic sites are the lungs, brain, kidney and bone. In its early stages, pancreatic cancer does not typically result in any characteristic symptoms. In many instances, progressive abdominal pain is the first symptom. Therefore, in most cases, pancreatic cancer is diagnosed in its late stages (locally advanced non-metastatic or metastatic stage of the disease) when surgical resection and possibly curative treatment is not possible. It is generally assumed that only 10% of cases are resectable at presentation, whereas 30-40% of patients are diagnosed at the locally advanced/unresectable stage and 50-60% present with distant metastases.

PDAC Clinical Unmet Need and Market Opportunity

PDAC is currently the 3rd leading cause of cancer-related deaths in the United States and the 4th leading cause of cancer-related deaths in the European Union and it is projected to become the second leading cause of cancer-related deaths in the United States before 2030. Despite significant research efforts, minimal progress has been achieved to date. The five-year overall survival rate is < 10% and has not substantially improved over the last 30 years. Surgery is the only treatment that offers the prospect of long term-survival; however, the 5-year survival for the limited number of patients in whom resection is possible remains low (20 – 30%). Patients with advanced disease are managed with chemotherapy. In recent years, the combination of gemcitabine with albumin-bound paclitaxel (GA), and the combination of folic acid, 5-fluorouracil, irinotecan and oxaliplatin (FOLFIRINOX) have emerged as the standard of care. In 2024, liposomal irinotecan (ONIVYDE®), which was previously approved for second line PDAC in combination with fluorouracil and leucovorin, was approved in the United States and Europe  as first line therapy for metastatic PDAC when administered along with oxaliplatin 5-FU and leucovorin (the NALIRIFOX regimen). However, the results are still very poor and new therapeutic interventions are needed. The increase is particularly evident in younger people. The rising incidence of pancreatic cancer and its current economic burden place increased pressure to improve outcomes for patients.

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

In May 2024, the FDA granted Fast Track designation to VCN-01 for the treatment of pancreatic cancer.

Phase 1a/Proof of Concept Trial of VCN-01 by intratumoral administration in PDAC

In September 2019, VCN presented a poster at the European Society for Molecular Oncology (“ESMO”) annual meeting describing initial mechanism of action data from a multicenter, Phase 1 dose escalation study of intratumoral (“IT”) VCN-01 administered to pancreatic cancer patients in combination with standard doses/schedules of either gemcitabine or nab-paclitaxel plus gemcitabine (NCT02045589). The study was conducted at three hospitals in Spain and 8 patients with confirmed histologic diagnosis of unresectable PDAC amenable to endoscopic ultrasound guided (“EUS”) injection were treated with 3 injections (coincide with 1st day of the chemotherapy cycles) at two different dose levels of VCN-01 (six patients had metastatic disease and two had locally advanced disease). The treatment regimen was generally well-tolerated. VCN-01-related adverse events were dose-dependent and mainly consisted of asthenia (6 patients), fever (4 patients), and transaminase increases (3 patients). One patient died from severe intra-abdominal fluid collection that was considered to be related to VCN-01 treatment. Evaluation of virus pharmacokinetics and PH20 levels in serum were consistent with strong virus replication in the tumors. This was supported by the presence of viral particles in tumor cells as assessed in paired tumor biopsies collected before and after treatment. Tumor stiffness was reduced in all VCN-01-injected lesions as measured by elastography. Disease stabilization of injected lesions was observed in 5 out of 6 patients although subsequent tumor progression was observed in most of the patients due to the appearance of new lesions or growth of distant, non-injected, metastatic lesions. This study provided encouraging mechanism of action data for VCN-01; however, intratumoral injection did not appear to deliver sufficiently high VCN-01 levels for effective delivery to non-injected tumors. We believe these results supported the evaluation of the safety/tolerability and potential efficacy of VCN-01 via intravenous administration in combination with chemotherapy and/or immunotherapies for the treatment of advanced PDAC. The results of this study were published in the Journal for Immunotherapy of Cancer. 2021 Nov;9(11):e003254. doi: 10.1136/jitc-2021-003254.

Phase 1 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In March 2022, we announced the peer-reviewed publication of a Phase 1, multicenter, open-label, dose-escalation study investigating the safety, tolerability and biodistribution of intravenous VCN-01 oncolytic adenovirus with or without standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) in patients with advanced solid tumors (NCT02045602). The data, published in the Journal for ImmunoTherapy of Cancer, suggests that intravenous treatment with VCN-01 is feasible and has been well tolerated, with encouraging biological and clinical activity. (Journal for Immunotherapy of Cancer 2022;10:e003255. doi:10.1136/jitc-2021-003255).

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

Phase 2 Trial of intravenous VCN-01 with or without nab-paclitaxel plus gemcitabine in patients with solid tumors and PDAC

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, placebo-controlled, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is being conducted at approximately 17 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy.

Patient dosing was initiated in the U.S. in July 2023 and on September 23, 2024, we announced that we have achieved our target patient enrollment of 92 evaluable patients in the VIRAGE Phase 2b clinical trial. Thirty-six patients have received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 adverse event profile.  Topline data for the VIRAGE Phase 2b clinical trial is anticipated for Q2 2025.

On January 30, 2024, the accumulated clinical data from patients enrolled across 6 sites open in the U.S. and 9 sites open in Spain were reviewed by an Independent Data Monitoring Committee (IDMC). According to the IDMC’s assessment, the ongoing Phase 2b trial continued without any changes to the protocol. No safety concerns were raised based on the evaluation of data presented at the IDMC meeting. Intravenous VCN-01 has been well tolerated and demonstrated a safety profile consistent with prior clinical trials. Importantly, no additional toxicities were observed in patients receiving a second dose of VCN-01, providing the first clinical evidence of the feasibility of repeated systemic dosing.

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

On December 5, 2024 we announced the outcomes of a Type D meeting with the FDA to obtain guidance on the design of a Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of PDAC. FDA advised that the optimal path forward for the VCN-01 PDAC program is to conduct a stand-alone Phase 3 study of VCN-01 with gemcitabine/nab-paclitaxel. The FDA provided general agreement with our proposed design for a Phase 3 clinical study and indicated that inclusion of additional standard-of-care chemotherapy for PDAC was not necessary as it would complicate the study design and analysis. The FDA meeting also highlighted the FDA’s preferences regarding certain statistical elements of confirmatory clinical studies, including methods for sample size estimation and the study population(s) used for data analysis

On February 4th, 2025, we received Scientific Advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) on the design of a Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of metastatic PDAC. Consistent with feedback from the FDA, CHMP advised that a marketing authorization application (MAA) for VCN-01 in metastatic PDAC could be supported by positive results from a randomized, controlled, stand-alone Phase 3 study comparing VCN-01 combined with gemcitabine/nab-paclitaxel to gemcitabine/nab-paclitaxel standard-of-care alone. The Scientific Advice also included CHMP suggestions regarding the study populations, inclusion/exclusion criteria, randomization and blinding, priority endpoints, and proposed statistical strategies for data analysis. An additional note from the EMA Committee for Orphan Medicinal Products (COMP) noted that the potential benefit of VCN-01 with gemcitabine/nab-paclitaxel in a Phase 3 trial will be compared with the therapeutic effects of the other approved standard-of-care chemotherapies (FOLFIRINOX, NALIRIFOX) when considering maintenance of the Orphan Medicinal Product status of VCN-01 at the time of an MAA.

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

Phase 1 Trial of intravitreal VCN-01 in patients with retinoblastoma

During the third quarter of 2017, VCN entered into a Clinical Trial Agreement with Hospital Sant Joan de Déu (Barcelona, Spain) to conduct an investigator sponsored Phase 1 clinical study evaluating the safety and tolerability of two intravitreal injections of VCN-01 in patients with intraocular retinoblastoma refractory to systemic, intra-arterial or intravitreal chemotherapy, or radiotherapy, in whom enucleation was the only recommended treatment (NCT03284268). Patients received two intravitreal injections of VCN-01, 14 days apart, at a dose of either 2 x 109 vp/eye (n=1) or 2 x 1010 vp/eye (n=8). The clinical database for the study has now been locked and the clinical study report is being prepared. On April 23, 2024, we announced positive topline data from this study, with agreement by the study Monitoring Committee that the study had a positive outcome.

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

Per the terms of the clinical trial agreement, the determination by the study Monitoring Committee that the study had a positive outcome means we received an exclusive, worldwide technology license, and related patents from Hospital Sant Joan de Déu for the treatment of pediatric patients with advanced retinoblastoma and we will pay to Hospital Sant Joan de Déu the amount of three hundred twenty thousand, two hundred and sixty five Euros (€320,265) or approximately $334,000, upon receipt by us of the final clinical study report.

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

On July 30, 2024, we received notice from the FDA that we had been granted Rare Pediatric Drug Designation (RPDD) for VCN-01 for the treatment of retinoblastoma. The FDA grants RPDD for rare diseases (fewer than 200,000 affected persons in the United States) that are serious and life-threatening and primarily affect children ages 18 years or younger. If a Biologics License Application for VCN-01 for the treatment of retinoblastoma is approved by the FDA by September 30, 2026, we may be eligible to receive a Priority Review Voucher. Previously, the FDA granted orphan drug designation to VCN-01 for treatment of retinoblastoma.

On October 11, 2024, the European Commission adopted the European Medicines Agency (EMA) recommendation to grant Orphan Medicinal Product Designation to VCN-01 for the treatment of retinoblastoma

VCN-01 in combination with Immunomodulatory therapeutics

Based on the clinical and pre-clinical data described below, we believe that the administration of VCN-01, can elicit an anti-tumor immune response that could potentiate the effects of VCN-01 and co-administered therapeutics. Biopsies from the Phase 1 trial of PDAC patients administered intravenous VCN-01 demonstrated lymphocyte (CD8+) infiltration and modulated levels of immune markers in tumors, including an induction of the PD1/PD-L1 expression in tumor tissue from some of the patients. Preclinical experiments demonstrated that VCN-01 significantly increased extravasation of an anti-PD-L1 antibody into subcutaneous xenograft tumors compared to non-treated (PBS) tumors and also that PH20 hyaluronidase improves the ingress of T-cells in animal models. We believe that the administration of VCN-01 into the tumor may help to overcome the observed resistance to PD-L1 checkpoint inhibitors and to mesothelin-directed CAR-T cells.

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1. It is marketed as IMFINZI® by AstraZeneca/MedImmune, who supplied the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 was administered to each patient only once during the trial at the VCN-01 dose level to which they were randomized. Durvalumab was administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 5, 2022 we announced a presentation of initial data from this study in a poster at the European Society for Medical Oncology (ESMO) Congress. The poster reported that treatment with VCN-01 had an acceptable safety profile when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration. The study has been completed and the clinical study report is being prepared.

On October 16, 2023, we presented additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress held virtually and in Madrid, Spain from October 20-24, 2023. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and a global objective response rate for the trial of 5.5%, most of the patients appeared to benefit from subsequent treatment, with 2 patients showing complete responses to palliative chemotherapy and at least one patient still alive 4 years after entering the study.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.
●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.

●	Increase of PDL1-combined positive score (CPS; 16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.
●	There was a statistically significant correlation between OS observed in patients and CPS on day 8 (p=0.005).

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

On July 8, 2022, we were notified that the first patient to be dosed with VCN-01 had passed the safety evaluation period in this study. On June 22, 2023, at their Cellicon Valley conference, and again at the Society for Immunotherapy of Cancer (SITC) meeting in San Diego, CA on November 3, 2023, and the International Oncolytic Virotherapy Conference (IOVC2023) in Calgary on November 13 2023, University of Pennsylvania investigators presented preliminary clinical safety and pharmacokinetic data from this study highlighting the feasibility of administering VCN-01 in sequence with huCART-meso cells in pancreatic and ovarian cancer patients. VCN-01 persistence was suggestive of tumor infection and active replication. The peak and duration of huCART-meso T cells in the peripheral blood as well as duration of stable disease in evaluable patients showed encouraging trends.

On October 16, 2024, at the 2024 Advancing Gene Therapy and Cell Therapies for Cancer conference by the American Society for Gene and Cell Therapy in Philadelphia, University of Pennsylvania investigators presented results from the Phase 1 trial of huCART-meso cells administered in combination with VCN-01 in patients with pancreatic and serous epithetlial ovarian cancer. Safety was in line with expectations from monotherapy studies and 3.3x1012 was defined as the dose for further development. The Cmax of huCART-meso cells showed some signs of enhancement in patients previously infused with VCN-01. 66.6% (4 out of 6) patients with measurable disease receiving huCART-meso after VCN-01 showed tumor shrinkage, indicating a promising trend in  disease stabilization in patients receiving huCART-meso and VCN-01 compared to either agent alone.

On November 19, 2024 we were notified by the investigators that they would not continue with the present clinical trial, instead preferring to focus on advancement of a next-generation mesothelin-specific CAR-T. This new CAR-T could potentially be evaluated in combination with VCN-01 in a future clinical trial.

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

Our Current Gastrointestinal (GI) and Microbiome-Focused Pipeline

Our SYN-004 (ribaxamase) and SYN-020 clinical programs are focused on the gastrointestinal tract (GI) and the gut microbiome, which is home to billions of microbial species and composed of a natural balance of both “good” beneficial species and potentially “bad” pathogenic species. When the natural balance or normal function of these microbial species is disrupted, a person’s health can be compromised. All of our programs are supported by our established intellectual property portfolio and prosecution of existing applications. We are exploring value creation options for our SYN-004 and SYN-020 assets, including out-licensing or partnering.

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

The Centers for Disease Control estimates the crude overall incidence rate of CDI in the United states to be 121.2 cases per 100,000 persons (approximately 500,000 patients) with a higher rate of community associated compared to healthcare associated infection (CDC Emerging Infections Program Healthcare-Associated Infections–Community Interface Report Clostridioides difficile Infection Surveillance, 2022. https://www.cdc.gov/healthcare-associated-infections/media/pdfs/2022-CDI-Report-508.pdf) The overall incidence of CDI has declined since 2015 as better infection prevention practices and antimicrobial stewardship have decreased the number of healthcare associated acquired infections (Guh et al. N Engl J Med. 382:1320); however, the economic and social burdens of CDI remain high. CDI infections are estimated to cost $5 billion per annum in the United States, primarily due to increased hospitalization and hospital length of stay, while mortality rates as high as 39% have been reported for patients with multiple episods of recurrent CDI (Feuerstadt et al. BMC Infect Dis 23:132; Malone et al. Antimicrob Steward Healthc Epidemiol 3:e17.). .. If approved, SYN-004 (ribaxamase) would be the first therapeutic intervention indicated to prevent the onset of antibiotic-mediated primary CDI.

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

The Phase 1b/2a clinical trial was a single center, randomized, double-blinded, placebo-controlled clinical trial of oral SYN-004 (ribaxamase) in up to 36 evaluable adult allogeneic HCT recipients. The goal of this study is to evaluate the safety, tolerability and potential absorption into the systemic circulation (if any) of oral SYN-004 (ribaxamase; 150 mg four times daily) administered to allogeneic HCT recipients who receive an IV carbapenem or beta-lactam antibiotic to treat fever. Study participants were enrolled into three sequential cohorts administered a different study-assigned IV antibiotic. Each cohort seeks to complete eight evaluable participants treated with SYN-004 (ribaxamase) and four evaluable participants treated with placebo. Safety and pharmacokinetic data for each cohort will be reviewed by an independent Data and Safety Monitoring Committee, which will make a recommendation on whether to proceed to the next IV antibiotic cohort. The study will also evaluate potential protective effects of SYN-004 on the gut microbiome as well as generate preliminary information on potential therapeutic benefits and patient outcomes of SYN-004 in allogeneic HCT recipients.

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

On October 3, 2024, we announced a positive outcome from the DSMC review of results from the second Cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (“HCT”) recipients for the prevention of acute graft-versus-host-disease. Based on a review of the safety and pharmacokinetic data, the DSMC recommended that the study may proceed to enroll Cohort 3 in which study drug (SYN-004 or Placebo) will be administered in combination with the IV beta-lactam antibiotic cefepime. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that enrollment for the third cohort will commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program.

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

US$6MM upon VCN-01 US Phase 2 trial meets the primary endpoint or if a Phase 2 trial is not conducted and only a Phase 3 trial is conducted then upon a Phase 3 being initiated – PDAC (or other first indication)

US$8MM upon VCN-01 Pivotal Trial meeting the primary endpoint or upon Submission  of a Biologics License Application (‘BLA”)– RB (or other second indication)

US$12MM upon VCN-01 US Phase 3 trial meeting the primary endpoint or upon BLA Submission – PDAC (or other first indication)

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

Sant Joan De Déu Collaboration and License Agreement

On February 15, 2016, VCN entered into a Collaboration Agreement to Conduct a Clinical Trial and Grant an Operating License (the “Collaboration and License Agreement”) with the Sant Joan De Déu Hospital (the “Hospital”) and the Sant Joan De Déu Foundation (the “Foundation”, and together with the Hospital, the “Institution”) regarding the conduct of a clinical trial to evaluate the safety and activity of VCN-01 in patients with refractory retinoblastoma. The Collaboration and License Agreement provides that if the trial results are positive and VCN is interested in continuing with the development of VCN-01 for the treatment of retinoblastoma; (a) the parties undertake to apply their best efforts to negotiate and, where appropriate, sign an agreement to collaborate in the development and execution of the following phases of the development of VCN-01 for the treatment of retinoblastoma; (b) the Institution shall grant to VCN an exclusive, worldwide and indefinite license to use and exploit the trial results and their possible patents exclusively for the treatment of retinoblastoma; (c) VCN shall pay the Foundation five hundred thousand Euros (€500,000), subject to reduction for any public and/or private economic aid that third parties may grant to the Institution for the conduct of the trial and/or any advance payments made by VCN before the end of the trial; (d) VCN shall pay the Foundation three hundred twenty thousand Euros (€320,000) once following the trial results of a pivotal study, to be carried out by VCN, has been completed which allows it to obtain the marketing authorization of the product following from the results, which payment must be made within a maximum period of four (4) years from the date on which Institution has delivered the final report of the trial to VCN ; and (e) the parties will use their best efforts to negotiate and, where appropriate, sign a product supply agreement in order that the Hospital can use VCN-01 for compassionate use in the treatment of retinoblastoma. The Collaboration and License Agreement continues in force and effect until all obligations arising from the trial have been fulfilled, subject to early termination for a material breach by a party of any of their contractual and/or legal obligations, or, in the case of any other type of breach, when the breaching party has been asked in writing to remedy the breach and the breach is not cured within thirty (30) days from the date on which the written request was sent. Per the terms of the clinical trial agreement, the determination by the study Monitoring Committee that the study had a positive outcome means we will receive an exclusive, worldwide technology license, and related patents from Hospital Sant Joan de Déu for the treatment of pediatric patients with advanced retinoblastoma and we will pay to Hospital Sant Joan de Déu the amount of three hundred twenty thousand Euros (€320,265) or approximately $334,000, upon receipt by us of the final clinical study report

On November 1, 2023, VCN and Sant Joan de Déu-Barcelona Children’s Hospital entered into an agreement for an exclusive worldwide option to negotiate an exclusive license of certain Sant Joan de Deu intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer. This option was extended by amendment on November 18, 2024. The collaboration builds on growing data that suggests coadministration of VCN-01 with topoisomerase I inhibitors such as topotecan can enhance VCN-01 replication and antitumor activity in preclinical cancer models. Combination of VCN-01 with a topoisomerase I inhibitor is expected to provide a synergistic antitumor effect wherein a chemotherapy-mediated increase in tumor VCN-01 levels may enable greater degradation of the tumor stroma, significantly increasing chemotherapy access and tumor destruction.

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

Manufacturing

VCN-01 & VCN-11

Our oncolytic virus platform viruses (e.g. VCN-01, VCN-11) are biologics that can be readily synthesized by processes that we have developed in collaboration with Contract and Development Manufacturing Organizations (CDMOs) such as Thermo Fisher, BioReliance, GenIBET, and others. We do not own or operate manufacturing facilities for the production of our product candidates, VCN-01 and VCN-11, but we do produce and test viruses and virus processes at our facilities in Spain. Our cell and virus seed stocks and master/working cell banks are used for current and future production. Our cells for manufacturing are approved by and licensed from US regulatory authorities. Clinical and commercial supplies will be manufactured in facilities and by processes that comply with the FDA and other regulatory agency requirements. We plan to rely on third parties to manufacture commercial quantities of products that we successfully develop through regulatory approval. We have contracted with CDMOs to provide what we believe are adequate clinical supplies for our planned clinical trials.

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

We have previously encountered some delays in manufacturing due to the impact of COVID-19 on the supply chain. The potential impact of similar supply chain issues from a future pandemic or other disruption to global trade and supply chains, if any, on our on-going and future clinical trials is currently unknown.

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

Research and Development

During the years ended December 31, 2024 and 2023, we incurred approximately $12.0 million and $14.3 million, respectively, in research and development expenses.

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

The FDA, comparable foreign regulators and state and local pharmaceutical regulators impose substantial requirements upon clinical development, manufacture and marketing of pharmaceutical products. These and other entities regulate research and development and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of our products. The drug approval process required by the FDA under the Food, Drug, and Cosmetic Act (the “FDCA”) and Public Health Service Act (the “PHS Act”)(for biologics) generally involves:

●	preclinical laboratory and animal tests;
●	submission of an IND, prior to commencing human clinical trials;
●	adequate and well-controlled human clinical trials to establish safety and efficacy for intended use;
●	submission to the FDA of a new drug application (“NDA”) or BLA; and

●	FDA review and approval of an NDA or BLA.

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

Clinical trials must be supervised by qualified investigators in accordance with current good clinical practice (cGCP) regulations, which include informed consent requirements. Each study must be approved and monitored by the appropriate Institutional Review Boards (IRBs) or Instituional Ethics Committees (IECs) which are periodically informed of the study’s progress, adverse events and changes in research. OVs such as VCN-01 are genetically modified organisms and their use is also subject to review and approval by the Institutional Biosafety Committee (IBC) at each clinical trial site. Annual updates are submitted to the FDA and comparable foreign regulators (if required) with more frequent reporting if certain serious adverse events occur.

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

We cannot be certain that we will successfully complete Phase 1, Phase 2, or Phase 3 testing of our product candidates within any specific time period, if at all. Furthermore, the FDA or comparable foreign regulator, an IRB/IEC or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that subjects or patients are exposed to unacceptable health risk. Under the Pediatric Research Equity Act, we also must prepare, within 60 days of an End of Phase 2 meeting, a pediatric study plan or request for waiver or deferral of pediatric studies in the indication under development. Concurrent with these trials and studies, we also develop chemistry and physical characteristics data and finalize a manufacturing process in accordance with cGMP requirements. The manufacturing process must conform to consistency and quality standards, and we must develop methods for testing the quality, purity, and potency of the final products. Appropriate packaging is selected and tested, and chemistry stability studies are conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life. Results of the foregoing are submitted to the FDA as part of an NDA (or BLA in case of biologic products) for marketing and commercial shipment approval. The FDA reviews each NDA or BLA submitted and may request additional information. A 60-day period after the sponsor’s submission of an NDA or BLA is used by the FDA to determine whether the application is sufficiently complete to permit substantive review, in which case the application is accepted for filing. The timing and requirements of NDA or BLA review may differ from the FDA in other countries,

Once the FDA accepts the NDA or BLA for filing, it begins its in-depth review. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted or identify new concerns. The process may be significantly extended by requests for new information or clarification of information already submitted. As part of this review, the FDA may refer the application to an advisory committee, typically a panel of clinicians. Manufacturing establishments often are inspected prior to NDA or BLA approval to assure compliance with GMPs and with manufacturing commitments made in the application.

Submission of an NDA or BLA with clinical data requires payment of a substantial fee. The FDA assigns a goal for review and decision on the application, in which the FDA may approve the NDA or BLA or issue a complete response letter outlining information needed to support approval, including a potential need for additional clinical data. Even if these data are submitted, the FDA may ultimately decide the NDA or BLA does not satisfy approval criteria. If the FDA approves the NDA or BLA, the product becomes available for marketing. Product approval may be withdrawn if regulatory compliance is not maintained or safety problems occur. The FDA may require post-marketing studies, also known as Phase 4 studies, as a condition of approval, and Risk Evaluation and Mitigation Strategies (REMS) requires surveillance programs to monitor approved products that have been commercialized. The agency has the power to require changes in labeling or prohibit further marketing based on the results of post-marketing surveillance.

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

Accelerated Approval

There are a variety of pathways under which applicants may seek expedited approval from FDA, including Fast Track, breakthrough therapy, priority review and accelerated approval. Fast Track is a process designed to facilitate the development and expedite the review of investigational drugs to treat serious conditions and fill an unmet medical need. Drugs that receive Fast Track designation may be eligible for more frequent communications and meetings with the FDA to discuss the drug’s development plan, including the design of the proposed clinical trials, use of biomarkers and the extent of data needed to support approval. Drugs with Fast Track designation may also qualify for accelerated approval and priority review of new drug applications if relevant criteria are met. However, Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA accelerated approval program provides for early approval of drugs based on a drug on a clinical trial(s) showing that the drug meets a surrogate or an intermediate clinical endpoint rather than a clinical benefit endpoint. Accelerated approval is possible for drugs for serious conditions that fill an unmet medical need. Under priority review, the FDA reviews an application in six months rather than ten months after it is accepted for filing.

A surrogate endpoint used for accelerated approval is a marker, such as a laboratory measurement, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Likewise, an intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. Because it sometimes can take many years for a drug trial to show a clinical benefit, the use of a surrogate endpoint or an intermediate clinical endpoint can significantly shorten the time required to complete clinical trials and obtain FDA approval.

If a drug receives an accelerated approval, the company that sponsored the application must conduct a post-approval trial to confirm the anticipated clinical benefit. These trials are known as Phase 4 or post-approval confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants traditional approval for the drug. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market.

Rare Pediatric Disease Vouchers

The Rare Pediatric Disease Voucher Program is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs and biologics for rare diseases, pediatric populations, and unmet medical needs, this program provides an additional incentive for the development of drugs and biologics for rare pediatric diseases, which may be used alone or in combination with other incentive programs. A rare pediatric disease is defined as a disease that is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and is a rare disease or condition as defined in the FDCA, which includes diseases and conditions that affect fewer than 200,000 persons in the United States and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the product in the United States can be recovered from sales of the product in the United States.

The sponsor of an application for a drug product that obtains rare pediatric disease designation may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. A rare pediatric disease drug product must meet certain eligibility requirements for a priority voucher at the time the sponsor seeks approval. The rare pediatric disease priority review voucher program was most recently re-authorized by Congress through December 20, 2024, with the potential for priority review vouchers to be granted through September 30, 2026.

If a BLA for VCN-01 for the treatment of retinoblastoma is approved by the FDA by September 30, 2026, we may be eligible to receive a priority review voucher.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (“PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (“FDASIA”), amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity — patent or non-patent — for a drug if certain conditions are met. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA’s written request for pediatric studies, and the applicant’s agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Drug Development in the European Union

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

In October 2024, the European Commission adopted the European Medicines Agency (EMA) recommendation to grant Orphan Medicinal Product Designation to VCN-01 for the treatment of retinoblastoma. The European Commission confirmed the designation under Regulation ("EC") No 141/2000 of the European Parliament and of the Council.

In the European Union, our future products may also be subject to extensive regulatory requirements. Similar to the United States, the marketing of medicinal products is subject to the granting of marketing authorizations by regulatory agencies. Also, as in the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

In the European Union, approval of new medicinal products can be obtained through one of three processes: the mutual recognition procedure, the centralized procedure and the decentralized procedure. We intend to determine which process we will follow, if any, in the future.

Mutual Recognition Procedure: An applicant submits an application in one European Union member state, known as the reference member state. Once the reference member state has granted the marketing authorization, the applicant may choose to submit applications in other concerned member states, requesting them to mutually recognize the marketing authorizations already granted. Under this mutual recognition process, authorities in other concerned member states have 55 days to raise objections, which must then be resolved by discussion among the concerned member states, the reference member state and the applicant within 90 days of the commencement of the mutual recognition procedure. If any disagreement remains, all considerations by authorities in the concerned member states are suspended and the disagreement is resolved through an arbitration process. The mutual recognition procedure results in separate national marketing authorizations in the reference member state.

Centralized Procedure: This procedure is currently mandatory for products developed by means of a biotechnological process and optional for new active substances and other “innovative medicinal products with novel characteristics.” Under this procedure, an application is submitted to the European Agency for the Evaluation of Medical Products. Two European Union member states are appointed to conduct an initial evaluation of each application. These countries each prepare an assessment report that is then used as the basis of a scientific opinion of the Committee on Proprietary Medical Products. If this opinion is favorable, it is sent to the European Commission, which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

Decentralized Procedure: The most recently introduced of the three processes for obtaining approval of new medicinal processes in the European Union, the decentralized procedure is similar to the mutual recognition procedure described above, but with differences in the timing that key documents are provided to concerned member states by the reference member state, the overall timing of the procedure and the possibility of, among other things, “clock stops” during the procedure.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA and other regulatory authorities, including, among other things, monitoring and recordkeeping activities, reporting to applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations not described in the drug’s approved labeling (known as “off-label use”), and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Modifications or enhancements to the products or labeling or changes of site of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process. The FDA regulations require the products be manufactured in specific approved facilities and in accordance with current good manufacturing practices, and NDA holders must list their products and register their manufacturing establishments with the FDA. These regulations also impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with current good manufacturing practice and other laws. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms. These firms are subject to inspections by the FDA at any time, and the discovery of violative conditions could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal False Claims Act (“FCA”) imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the FCA The Federal Physician Payments Sunshine Act within the Affordable Care Act, or the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report on an annual basis information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members, with the information made publicly available on a searchable website Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) ), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

Environmental, Health, and Safety Regulation

We are subject to numerous federal, state and local environmental, health and safety (“EHS”), laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses.  However, we cannot ensure EHS liabilities will not develop in the future.  EHS laws and regulations are complex, change frequently and have tended to become more stringent over time.  Although the costs to comply with applicable laws and regulations, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

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

Only three OV products have been approved in different global markets. Amgen Inc.’s Imlygic® (T-VEC, OncoVEX) for melanoma (USA); Daiichi Sankyo Company, Limited‘s DELYTACT® for malignant glioma (Japan) and Shanghai Sunway Biotech Co., Ltd Oncorine® for patients with late-stage refractory nasopharyngeal cancer (China). A BLA filed by Replimune, Inc. for their OV RP1 (vusolimogene oderparepvec) in combination with nivolumab for patients with advanced melanoma has been accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) action date of July 22, 2025. In June 2024, CG Oncology, Inc. announced that their Phase 3 OV cretostimogene grenadenorepvec was available in the U.S. for patients with BCG-unresponsive non-muscle invasive bladder cancer (“NMIBC”) who meet certain program eligibility criteria.

More than 60 companies have publicly identified that they are pursuing clinical development of different forms of OV products. Adenoviruses are the most commonly used viruses in these programs, with modified adenoviruses under development by companies including AdCure Bio LLC, Calidi Biotherapeutics, Inc., Candel Therapeutics, Inc., CG Oncology, Inc., Elicera Therapeutics AB, EpicentRx, Inc., GeneMedicine, Co Ltd., IconOVir Bio, Inc., Lokon Pharma AB, Memgen, Inc., Multivir, Inc., NewGenPharm Incorporation, Oncolys BioPharma, Inc., Orca Therapeutics B.V., Akamis Bio Ltd (formerly PsiOxus Therapeutics Ltd), Shanghai Sunway Biotech Co., Ltd, Circio Holding ASA (formerly Targovax Oy|Targovax ASA), Theolytics Ltd, Tessa Therapeutics, TILT Biotherapeutics, Ltd., and Valo Therapeutics Oy.

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

Not only do our product candidates compete with other product candidates being developed for similar or the same indications, we also compete for employees, clinical trial sites, and clinical trial participants.

Corporate History

Our predecessor, Sheffield Pharmaceuticals, Inc., was incorporated in 1986, and in 2006 engaged in a reverse merger with Pipex Therapeutics, Inc., a publicly-traded Delaware corporation formed in 2001. After the reverse merger, we changed our name to Pipex Pharmaceuticals, Inc., and in October 2008 we changed our name to Adeona Pharmaceuticals, Inc. On October 15, 2009, we engaged in a merger with a wholly owned subsidiary for the purpose of reincorporating in the State of Nevada. On February 15, 2012, we changed our name to Synthetic Biologics, Inc. On August 10, 2018, we effected a one for thirty-five reverse stock split of our authorized, issued and outstanding common stock. On July 15, 2022, we effected a one for ten reverse stock split of our authorized, issued and outstanding common stock. On October 12, 2022, we changed our name to Theriva Biologics, Inc. On August 26, 2024, we effected a one for twenty-five reverse stock split of our authorized, issued and outstanding common stock.

Human Capital

We believe that our success depends upon our ability to attract, develop and retain key personnel. As of March 6, 2025, we employed 22 individuals, all but two of whom are full-time employees. Six (6) were part of our research and clinical development team in the United States and Ten (10) were part of VCN’s research and clinical development team located in Spain, Two (2) are part of VCN’s management team located in Spain and Four (4) (including the CEO) are part of our financial reporting and accounting team located in the United States.

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

Our consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. In addition, our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that raise substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated financial statements as of December 31, 2024 did not include any adjustments that might result from the outcome of this uncertainty. We expect that our current cash will be able to fund operations  into the third quarter of 2025 but will not be sufficient to fund operations for twelve months from the date of the filing of this Annual Report.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the year ended December 31, 2024, our operating activities used net cash of approximately $16.9 million and as of December 31, 2024 our cash and cash equivalents were $11.6 million. With the exception of the three months ended December 31, 2017 and June 30, 2010, we have experienced significant losses since inception and have a significant accumulated deficit. As of December 31, 2024, our accumulated deficit totaled approximately $335.0 million on a consolidated basis. Pursuant to the VCN Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN's research and development programs, including but not limited to VCN-01 PDAC Phase 2 clinical trial, VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any. We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be able to fund operations into the third quarter of 2025 but will not be sufficient to fund our operations for the next twelve months and will only be sufficient to complete our planned clinical trials of VCN-01 (in PDAC and retinoblastoma), but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of SYN-004 internally but intend to out-license or partner further development of SYN-004. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forego sales and marketing efforts, and forego licensing in attractive business opportunities. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American LLC (“NYSE American”) that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

We expect to continue to incur significant operating and capital expenditures and we will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

We have a history of losses and we have incurred, and will continue to incur, substantial losses and negative operating cash flow. Even if we succeed in developing and commercializing one or more of our product candidates, we may still incur substantial losses for the foreseeable future and may not sustain profitability. We anticipate a need for additional employees as we undertake later stage clinical trials. We have also incurred certain obligations pursuant to the terms of the VCN Purchase Agreement including the assumption of $2.4 million of liabilities and have agreed to a post-closing covenant to commit to fund research and development of VCN-01 and OV pipeline programs, including but not limited to the VCN-01 PDAC Phase 2 trial, a VCN-01 RB pivotal trial and necessary G&A within a budgetary plan of approximately $27.8 million with $5.0 million remaining as of December 31, 2024.

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

We may experience negative cash flow for the foreseeable future as we fund our development and clinical programs with capital expenditures. As a result, we will need to raise additional capital or generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability, which we do not anticipate will occur in the near future, could negatively impact the value of our common stock and underlying securities. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations.

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

We have identified material weaknesses in our internal controls in the past, and we cannot provide assurances that additional material weaknesses will not occur in the future

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. Based on our assessment, we have concluded that as of December 31, 2024 we have remediated our prior weakness over internal controls.  During 2023 and the first three quarters of 2024, we did not maintain effective review controls at a sufficient level of precision with certain financial statement areas and over unusual transactions involving complex accounting and related disclosure requirements. We also did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting our accounting and financial reporting processes. Additionally, many of our business process controls dependent upon the information derived from these information systems were also ineffective, as we did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. While we have taken remedial action to address the material weaknesses and we now believe that our internal control over financial reporting is effective, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will continue to be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. Although management believes that the material weaknesses have been remediated there can be no assurance that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We expect to seek to raise additional capital in the future, which may be dilutive to stockholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund development of our proposed products. If we raise additional capital through the issuance of equity or of debt securities, the percentage ownership of our current stockholders will be reduced. We may also enter into strategic transactions, issue equity as consideration for acquisitions or part of license issue fees to our licensors, compensate consultants or settle outstanding payables using equity that may be dilutive. We are authorized to issue 350,000,000 shares of Common Stock, of which 2,782,449 shares of Common Stock were outstanding as of March 4, 2025. If all of the unissued authorized shares were issued stockholders ownership percentage will be diluted.

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

If our acquired intangible assets become impaired in the future as was the case in 2024, we may be required to record a significant charge to earnings.

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

RISKS RELATED TO OUR BUSINESS

Prior to 2022 we had not conducted any research and development activities directed to cancer diagnosis, treatment or prevention and there can be no assurance that we will successfully be able to do so.

Prior to the VCN Acquisition, our focus was on the microbiome and our research and development was focused primarily on therapeutics for various microbiome related diseases. Upon the VCN Acquisition, our focus has shifted to the use of oncolytic viruses to treat cancer. Although, members of our management and scientific/development teams have experience in the research and development of cancer treatments, we may not be successful as a company with such focus.

In the past Oncolytic Viruses have experienced certain safety and efficacy challenges.

Although current clinical trials of OVs have supported their role as a potential treatment for cancer, there is the risk of virus-related toxicities in vivo and possible transmission to patients' contacts, such as other patients and health care workers. In recent years, clinical trials to address these concerns have been conducted. Any such transmission by VCN-01 or a competitor would have an adverse impact on our future OV research and development efforts. Likewise, a number of OVs have previously failed to meet their primary endpoints in advanced clinical trials, potentially reducing investor and partner interest or confidence in the development of new such therapies, however well differentiated they are from previous products.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

VCN’s collaboration agreements require that Theriva Biologics S.L. engage in certain research and development activities that require additional expenditures. Our agreement with Washington University may require that we initiate certain studies and file or have accepted an NDA within a certain amount of time, each of which are costly and will require additional expenditures. Although all manufacturing, preclinical studies and human clinical trials are expensive and difficult to design and implement, costs associated with the manufacturing, research and development of biologic product candidates are generally greater in comparison to small molecule product candidates. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. Manufacturing of VCN-01, SYN-004 (ribaxamase) and SYN-020 to support potential future clinical studies will require us to incur additional expenses.

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

Not only do our product candidates compete with other product candidates being developed for similar or the same indications, we also compete for employees, clinical trial sites, and participants in clinical trials.

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

The third-party manufacturers of the active pharmaceutical ingredient (API) and drug product for our lead product candidates, VCN-01, SYN-004 (ribaxamase) and SYN-020, are established cGMP manufacturers. For all other therapeutic areas, we have not yet established cGMP manufacturers for our biologic and drug candidates. We have used only one API manufacturer for each of our product candidates (VCN-01, SYN-004 or SYN-020) used in clinical trials to date. Although we believe additional manufacturers are available, if any of our manufacturers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to satisfy the supply commitments, the process of locating and qualifying alternate sources could require up to several months, during which time our production could be delayed. Any curtailment in the availability of our product candidates could have a material adverse effect on our business, financial position and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of our product candidates requires significant expertise and manufacturers may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. We may experience longer than expected lead times with respect to the manufacture of clinical drug supply, which may result from the increase in manufacturing scale necessary to conduct our anticipated late-stage clinical trials and result in trial delays. Furthermore, during the COVID-19 pandemic, many manufacturers prioritized the manufacture of COVID-19 related products, increasing the manufacturing lead times for non-COVID-19 related products. If a pandemic should occur again and manufacturers prioritized the manufacture of pandemic related products, we may suffer a delay or interruption in the supply of clinical trial supplies. In addition, any future pandemic or other disruption to clinical trial participation or the production of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

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

For our ongoing Phase 2 clinical trial of VCN-01 in patients with PDAC, we are administering VCN-01 in combination with the already approved standard of care drugs, gemcitabine/nab-paclitaxel, for which there has recently been a supply shortage. Therefore, our success will be dependent upon the continued use of and ability to obtain the standard of care drugs. We expect that in any other clinical trials we conduct for additional indications, our clinical product candidate will also be administered in combination with drugs owned by third parties. If any of the standard of care or third-party drugs that are used in our clinical trials are unavailable while the trials are continuing, the timeliness and commercialization costs could be impacted. In addition, if any of these other drugs are determined to have safety or efficacy problems, our clinical trials and commercialization efforts would be adversely affected.

If third-party vendors, upon whom we rely to conduct our preclinical studies or clinical trials, do not perform or fail to comply with strict regulations, these studies or trials may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing our preclinical studies and clinical trials. We rely on, third parties, including clinical research organizations (CROs), consultants and principal investigators, to assist us in designing, managing, conducting, monitoring and analyzing the data from our preclinical studies and clinical trials. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies, the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidates may be delayed or prove unsuccessful.

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

As of March 6, 2025, we employed 20 full-time employees and 2 part-time employees, including employees located at Theriva Biologics’ offices in Barcelona, Spain. We have also engaged clinical consultants to advise us on our clinical programs and regulatory consultants to advise us on our dealings with the FDA and other foreign regulatory authorities. Due to our small work force, we expect in future years to require additional personnel to support our later stage research and development efforts. We have been and may be required to retain additional consultants and employees in order to fulfill our obligations under our licenses and collaborations for our development of VCN-01, SYN-004 (ribaxamase), SYN-020, and our agreements with Washington University and other collaborators. Our future performance will depend in part on our ability to successfully integrate newly hired officers into our management team and our ability to develop an effective working relationship among senior management.

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

Our business and the business of the supplier of our clinical product candidates and the suppliers of the standard of care drugs that are administered in combination with our product candidates could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such COVID-19. We experienced delays in patient enrollment due to the COVID-19 pandemic. If we should experience another pandemic, we could once again experience delays in patient enrollment and experience significant disruptions to our clinical development timelines. If we experience delays in patient enrollment or patients drop outs and we deem it necessary or advisable to improve patient recruitment by, among other things, opening additional clinical sites, we could incur increased clinical program expenses. Any such disruptions or delays would, and any such increased clinical program expenses could, adversely affect our business, financial condition, results of operations and growth prospects. In addition to delays or difficulties in enrolling patients in our clinical trials, we could experience the following disruptions that could severely impact our business and clinical trials, including:

●	unwillingness of potential study participants to enroll in new clinical trials and/or visit healthcare facilities;
●	postponement of enrollment in our clinical studies;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical site visits by study participants and clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or substantial numbers of resignations;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical site initiation due to understaffing in departments required for contracting and study start-up;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the manufacture and transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the a pandemic outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	delay in the timing of interactions with the FDA and other regulatory agencies due to absenteeism by employees or by the diversion of their efforts and attention to approval of other therapeutics or other pandemic-related activities.

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

The extent to which a pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and Spain, business closures or business disruptions and the effectiveness of actions taken in the United States, Spain, and other countries to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. While the original spread of COVID-19 has been mitigated, the continued emergence of novel virus strains mean there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war, changes in national or regional laws, regulations and economic policies, or other business interruptions. Any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply product candidates for use in our clinical programs or during commercialization. For example, the COVID-19 pandemic did, at points, cause an interruption in our clinical trial activities. Additionally, supply chain disruptions impacted and may continue to impact our research activities. Continuing regional conflicts in Eastern Europe and the Middle East  have created global security concerns that could have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, and despite the fact that we currently do not plan any clinical trials in Eastern Europe or the Middle East, may adversely impact the cost and conduct of our international clinical trials of our product candidates.

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our technologies and our ability to raise additional capital when needed on favorable terms, if at all. Ongoing  inflation in world economies may adversely affect us by increasing the costs associated with performing research and development on internal research initiatives and partnered programs. We may experience significant increases in the prices of labor, consumables, and other costs of doing business. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. A weak or declining economy may also strain our partners, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian war with Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently sell our products or conduct our business, could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. We, like many other multinational corporations, conduct a significant amount of business that would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining permission to proceed under an IND application with the FDA or foreign equivalent to commence clinical trials;
●	identification of, and acceptable arrangements with, one or more clinical sites;
●	obtaining IRB or IEC approval to commence clinical trials;
●	obtaining IBC approval for use of a genetically modified organism;
●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment;
●	lower than expected rates of patient completion of clinical trials;
●	inability to obtain supply of our drug candidate in a timely manner;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unwillingness of the FDA or foreign equivalent, IRBs/IECs, or IBCs to permit the clinical trials to be initiated.

In addition, we, IRBs/IECs or the FDA or foreign equivalent may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs/IECs or the FDA or foreign equivalent finds deficiencies in our submissions or conduct of our trials.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for the treatment or prevention of rare diseases or conditions with relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the (“Orphan Drug Act”), the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. We have received orphan drug designation from both the FDA and EMA for VCN-01 for the treatment of retinoblastoma and for the treatment of pancreatic cancer. If a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity in the United States, which precludes the FDA from approving another marketing application for the same drug for the same indication during that time period with some exceptions. A similar provision in the European Union allows 10 years of exclusivity in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that marketing exclusivity is no longer justified. Orphan drug exclusivity may be lost in Europe under certain situations, such as the inability of the holder of the orphan drug designation to produce sufficient quantities of the drug to meet the needs of patients with the rare disease or condition or for certain other reasons.

Although we have been granted orphan drug designation for VCN-01 for the treatment of retinoblastoma and pancreatic cancer, this does not mean FDA will approve the NDA. Even if we obtain FDA approval, we may not be able to obtain or maintain orphan drug exclusivity for VCN-01. We may not be the first to obtain marketing approval of VCN-01 designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition, or the competitive product is otherwise outside the scope of exclusivity. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same product candidate for indications other than those in which orphan drug designation have been granted.

Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidate and, even if we obtain FDA approval, we may not receive marketing approval, marketing exclusivity or other expected benefits.

In May 2024, the FDA granted Fast Track designation to VCN-01 for the treatment of pancreatic cancer. However, the receipt of such a designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional regulatory procedures and does not assure that the product will ultimately be approved by the regulatory authority or that approval will be granted within any particular timeframe. As a result, while we have received Fast Track designation for VCN-01 for the treatment of pancreatic cancer, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Although we have obtained rare pediatric disease designation for VCN-01 for the treatment of retinoblastoma, we may not be eligible to receive a priority review voucher in the event the FDA determines we no longer meet the criteria for designation, revokes the designation or FDA approval of a BLA for VCN-01 for retinoblastoma does not occur prior to September 30, 2026.

The FDA grants rare pediatric disease designation for rare diseases (fewer than 200,000 affected persons in the United States) that are serious and life-threatening and primarily affect children ages 18 years or younger. The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FDCA or section 351 of the PHS Act. The rare pediatric disease priority review voucher program was most recently reauthorized by Congress through December 20, 2024, with the potential for priority review vouchers to be granted through September 30, 2026. We received rare pediatric disease designation from the FDA for VCN-01 on July 30, 2024. Vouchers for rare pediatric disease drugs are awarded for qualifying applications when the drug receives approval.

Although VCN-01 has received rare pediatric disease designation for the treatment of retinoblastoma, VCN-01 may not receive a priority review voucher for a number of reasons: VCN-01 may not receive approval for retinoblastoma prior to September 30, 2026; VCN-01 may receive approval in adults, but not pediatric patients; VCN-01 may not meet the eligibility requirements for a priority voucher at the time we seek approval for VCN-01. Finally, a rare pediatric disease designation does not necessarily lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. The failure to maintain rare pediatric disease designation for VCN-01 or if FDA approval does not occur prior to September 30, 2026 could result in the inability to receive a priority review voucher which could adversely affect our business, financial condition and results of operations.

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

If any product candidate that we develop is not as beneficial as, or is perceived as not being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

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

If we are unable to or decide not to, establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

Further, the ACA, among other things, amended the intent requirements of the federal anti-kickback statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. If a government authority were to conclude that we provide improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

Our Common Stock is listed on the NYSE American. The NYSE American’s listing standards generally mandate that we meet certain requirements relating to stockholders’ equity, stock price, market capitalization, aggregate market value of publicly held shares and distribution requirements

We cannot assure you that we will be able to maintain the continued listing standards of the NYSE American. The NYSE American requires companies to meet certain continued listing criteria including a minimum stockholders’ equity of $6.0 million if an issuer has sustained losses from continuing operations and/or net losses in its five most recent years, as outlined in the NYSE American Company Guide and trading of the stock above $0.10 per share. The NYSE American Company Guide also states that the NYSE normally will not consider removing from listing securities of an issuer if it is in compliance with all of the following: a total value of market capitalization of at least $50.0 million; 1,100,000 publicly-held shares; a market value of publicly held shares of at least $15.0 million; and 400 round lot shareholders. In addition, the NYSE American has informed us that it can commence delisting proceedings and immediately suspend trading in the event that our Common Stock trades at levels viewed to be abnormally low and no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide. Generally the NYSE American views trading at or below a price of $0.10 to be abnormally low. New reverse stock split rules implemented by the NYSE American in January 2025 limit the circumstances under which reverse stock splits can be used in order to cure low trading price deficiencies, including the immediate suspension and delisting of any company that has effected one or more reverse stock splits over the prior two year period with a cumulative ratio of 200 shares or more to one. Based on these rules, due to the reverse stock split effected in August 2024, we would be limited in  effecting a reverse stock split to cure a low price deficiency.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on March 19, 2024, the price of our common stock closed at $11.00 per share while on March 20, 2024, our stock price closed at $15.50 per share with no discernable announcements or developments by the company or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products;
●	results of our clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or product candidates;
●	developments concerning our collaborations or partners;
●	developments or disputes concerning patents or other proprietary rights, litigation matters and our ability to obtain patent protection for our products;

●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, which restrict a wide range of trade and financial dealings, public health issues including health epidemics or pandemics, such as the outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Theriva has not, to date, been subject to any cybersecurity incidents resulting in a material adverse effect on the Company; however, future cyber incidents may occur and the Company has implemented processes to manage, mitigate, and respond to cybersecurity threats. We maintain policies and controls over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our information technology (“IT”) assets, data, and services from threats and vulnerabilities. We partner with third-party IT providers leveraging third-party technology and expertise. These partners, including consultants and other third-party service providers, are a key part of Theriva’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, and cyber risk advisory, assessment and remediation.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, management and the Audit Committee oversee cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. Theriva’s management team is responsible for oversight and administration of cybersecurity risk management strategies, and for informing the Board and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

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

Item 2.    Properties.

Our corporate headquarters are located at 9605 Medical Center Drive, Suite 270, Rockville, Maryland, where we occupy approximately 10,363 square feet of office space under a lease agreement expiring December 31, 2027, with monthly rent of $28,001. Our Spanish subsidiary Theriva Biologics S.L. (formerly VCN Biosciences S.L.) currently leases approximately 8,611 square feet of office and laboratory space office space from Grifols in Parets de Vallès, Barcelona, Spain with a rent of $27,054 per month. This lease was executed for an initial term beginning in January 2023 until October 2026, with an option to renew for an additional five years.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the NYSE American under the symbol “TOVX” since October 13, 2022. Prior to October 13, 2022 our common stock traded under the symbol “SYN” beginning February 16, 2012. Prior to February 16, 2012, our common stock traded under the symbol “AEN” beginning October 16, 2008. The last price of our common stock as reported on the NYSE American on March 4, 2025 was $1.30 per share.

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

The Series A Preferred Stock, none of which remains outstanding, ranked senior to the shares of our common stock and shares of our Series B Preferred Stock with respect to dividend rights and holders of Series A Preferred Stock, none of which remains outstanding, were entitled to a cumulative dividend at the rate of 2.0% per annum, payable quarterly in arrears, as set forth in the Certificate of Designation of Series A Convertible Preferred Stock. The Series C Preferred Stock and Series D Preferred Stock , none of which remains outstanding, was entitled to receive dividends on an as-if-converted-to-common-Stock basis to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the common stock.

Holders

As of March 4, 2025, we had approximately 50 stockholders of record of our common stock. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2024 in transactions that were not registered under the Securities Act, other than as previously disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the fourth quarter or year ended December 31, 2024.

Item 6. [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto for the years ended December 31, 2024 and 2023 included elsewhere in this Annual Report. In addition to historical information, the following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

Overview

We are a diversified clinical - stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. ("VCN", formerly named VCN Biosciences, S.L.), described in more detail below (the "Acquisition"), we began transitioning our strategic focus to oncology, which is now our primary focus, through the development of VCN's new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co - administered cancer therapies to the tumor, and to promote a robust and sustained anti - tumor response by the patient's immune system. Our lead product candidate, VCN - 01, a clinical stage oncolytic human adenovirus that is modified for tumor - selective replication and to express an enzyme, PH20 hyaluronidase, is currently being evaluated in a Phase 2 clinical study for the treatment of pancreatic cancer ("VIRAGE"), and has recently been used to treat patients in a Phase 1 clinical study for the treatment of retinoblastoma, and Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

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

Financial Developments

Reverse Stock Split

On August 15, 2024, we announced a reverse stock split (the “Reverse Stock Split”) of our issued and outstanding Common Stock, at a ratio of one (1) share of Common Stock for every twenty-five (25) shares of Common Stock, effective August 25, 2024 (the “Effective Date”). Our Common Stock began trading on a split-adjusted basis on the NYSE American when the market opened on August 25, 2024. The Reverse Stock Split was authorized by our Board of Directors on August 15, 2024.

Public Offering

On September 27, 2024, we consummated a public offering (the “Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. We received aggregate gross proceeds from the Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. We intend to use the proceeds of the Offering primarily for working capital and general corporate purposes, including for research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant was immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of the Common Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants were exercisable on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise. As of October 3, 2024, all of the Pre-Funded Warrants were exercised.

Preferred Shares Conversion

On September 6, 2024, we received a notice of conversion from the holder of all of our outstanding shares of our Series C Convertible Preferred Stock and our Series D Convertible Preferred Stock to convert the 4,138 shares of Series C Convertible Preferred Stock held by them into 1,086 shares of our Common Stock at a conversion price of $30.50 per share and to convert the 100,000 shares of Series D Convertible Preferred Stock held by them into 26,230 shares of Common Stock at a conversion price of $30.50 per share. On September 6, 2024, we issued an aggregate of 27,316 shares of Common Stock upon conversion of such shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. Upon such conversion there are no shares of Series C Convertible Preferred Stock or Series D Convertible Preferred Stock outstanding.

On July 30, 2024, we received a notice of conversion from the holder of shares of our Series C Convertible Preferred Stock to convert 135,431 shares of Series C Convertible Preferred Stock into 35,523 shares of Common Stock at a conversion price of $30.50 per share.

On May 13, 2024, we received a notice of conversion from the holder of shares of our Series C Convertible Preferred Stock to convert 135,431 shares of Series C Convertible Preferred Stock into 35,523 shares of Common Stock at a conversion price of $30.50 per share.

Other Financial Developments

On September 16, 2024, we announced that the THERICEL project had been awarded funding of €2.28 million ($2.54 million) from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities to support a collaboration between us and the Universitat Autònoma de Barcelona (“UAB”) to advance our suspension cell platform for the clinical manufacture of adenovirus- and adeno-associated virus (“AAV”) therapies. Under the award, we received an unsecured loan of €1.33 million ($1.48 million) as a lump sum payment in the first quarter of 2025 which  bears interest at a rate of 4.015% and is to be repaid over 7 years commencing three years from the date of award, and UAB will receive a grant of €0.95 million ($1.06 million) dedicated to the THERICEL project and paid in annual installments over the next 3 years.

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

On November 1, 2024, we filed a Certificate of Change to our Articles of Incorporation with the Secretary of State of the State of Nevada (the “Certificate of Change”) that was effective on such date that increased the number of our authorized shares of Common Stock, from 14,000,000 shares to 350,000,000 shares.

Tax Credit Receivable

During the years ended December 31, 2024 and 2023, we recognized a $1.4 million and $1.8 million, respectively, tax credit receivable and offsetting deferred R&D tax credit. We participate in a research and development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. In the quarter ended June 30, 2023, we completed the certification and applied for direct reimbursement, for our qualifying research and development expenses incurred in the year ended December 31, 2022 . We received approvals from the Spanish government in September and October 2023. The credit will be amortized as a contra-expense over the two-year period 2024 and 2025. In the quarter ended June 30, 2024, we completed the certification and applied for direct reimbursement, for our qualifying research and development expenses incurred in the year ended December 31, 2023. We received approvals from the Spanish government in December 2024. The credit will be amortized as a contra - expense over the two - year period 2025 and 2026.

At Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into Amendment No. 2 (“Amendment No. 2”) to that certain Amended and Restated Sales Agreement among the Company, AGP and FBR Capital Markets & Co. (now known as B. Riley Securities) dated as of February 9, 2021, as amended by Amendment No. 1 thereto dated May 3, 2021 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P./Alliance Global Partners, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3  (File No. 333-279077) declared effective on September 25, 2024. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the Sales Agreement. During the year ended December 31, 2024, the Company sold through the Sales Agreement approximately 569,000 shares of the Company’s Common Stock and received net proceeds of approximately $3.6 million.

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

There are accounting policies, each of which requires significant judgments and estimates on the part of management, that we believe are significant to the presentation of our consolidated financial statements. The most significant accounting estimates relate to research and development costs, valuation of Goodwill and IPRD, contingent consideration, and impairment of long-lived assets.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external CRO services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2024 and 2023, we have accrued CRO expenses of $2.4 million and $1.7 million, respectively, that are included in accrued expenses. As of December 31, 2024, and 2023, we have prepaid CRO costs of $365,000 and $1.1 million, respectively, that are included in prepaid expenses.

Results of Operations

Years Ended December 31, 2024 and 2023

General and Administrative Expenses

General and administrative expenses increased to $7.4 million for the year ended December 31, 2024, from $7.1 million for the year ended December 31, 2023. This increase of 4% is primarily comprised of the contingent consideration adjustment of $700,000 in the current year compared to a decrease of  $660,000 in the prior, year having a cumulative of $1.4 million, offset by a decrease in compensation costs, consulting fees, and lower director and officer insurance. The charge relating to stock-based compensation expense was $438,000 for the year ended December 31, 2024, compared to $388,000 for the year ended December 31, 2023.

Research and Development Expenses

Research and development expenses decreased to $12.0 million for the year ended December 31, 2024, from $14.3 million for the year ended December 31, 2023. This decrease of 16% is primarily the result of lower clinical trial expenses related to our VIRAGE Phase 2 clinical trial of VCN-01 in PDAC, lower expenses related to our Phase 1a clinical trial of SYN-020, decreased expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and the recognition of the research and development tax credit, offset by increased expenses related to the Phase 1 trial of intravitreal VCN-01 in patients with retinoblastoma. We anticipate research and development expense to increase as we complete our VIRAGE Phase 2 clinical trial of VCN-01and plan for our Phase 3 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP scale-up manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. Research and development expenses also include a charge relating to non-cash stock-based compensation expense of $233,000 for the year ended December 31, 2024, compared to $165,000 for the year ended December 31, 2023.

The following table sets forth our research and development expenses directly related to our therapeutic areas for the years ended December 31, 2024 and 2023. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development costs related to employee costs, facilities, manufacturing, stock-based compensation and research and development support services are not directly allocated to specific drug candidates.

	December 31,	December 31,
	2024	2023
Therapeutic Areas	(in thousands)	(in thousands)
VCN-01	$6,578	$8,153
SYN-004	790	1,095
SYN-020	158	252
Other therapeutic areas	404	347
Total direct costs	7,930	9,847
Total indirect costs	4,101	4,464
Total research and development	$12,031	$14,311

IPRD and Goodwill Impairment

During the year ended December 31, 2024, we experienced a sustained decline in the quoted market price of our Common Stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the "Income approach" that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post - launch cash flows and a risk - adjusted weighted average cost of capital. We concluded that the in - process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $5.6 million was written down to its estimated fair value of zero and an impairment charge of $5.6 million was recorded during the year ended December 31, 2024. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business.

Total Other Income

Other income was $693,000 for the year ended December 31, 2024, compared to other income of $1,442,000 for the year ended December 31, 2023. Other income for the year ended December 31, 2024 is primarily comprised of interest income of $697,000 and an exchange loss of $4,000. Other income for the year ended December 31, 2023 is primarily comprised of interest income of $1,439,000 offset by an exchange gain of $3,000.

Income Tax Benefit

Our income tax benefit was $1.6 million for the year ended December 31, 2023, solely as a result of net operating losses incurred by our VCN subsidiary acquired in 2022. There was no income tax benefit recorded for the year ended December 31, 2024. Our effective tax rate for the years ended December 31, 2024 and 2023 was zero and 8.2%, respectively, which differs from the federal statutory rate of 21% primarily due to the change in our valuation allowance, net operating loss true ups, VCN’s foreign tax benefit, the fair market value adjustment for the contingent consideration, along with the effects of other nondeductible permanent differences.

Net Loss

Our net loss for the year ended December 31, 2024 was $25.7 million, or ($19.03) per common share, compared to $18.3 million, or ($28.48) per common share for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we have a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $335 million as of December 31, 2024, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $11.6 million as of December 31, 2024, a decrease of $11.6 million from December 31, 2023. During the year ended December 31, 2024 and December 31, 2023, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $25.7 million and $18.3 million, respectively.

With our cash position of approximately $10.5 million in early March  2025, we believe we will be able to fund our operations into the third quarter of 2025. Based on our current plans, our cash and cash equivalents will be sufficient to complete our ongoing clinical trial of VCN-01 in PDAC and finalize the clinical study report from the trial of VCN-01 in retinoblastoma, but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the anticipated completion of our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, and preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that we will fund the last cohort of the Phase 1a/2a clinical trial of SYN-004 and enrollment in this cohort will not commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs. If necessary, we may attempt to utilize the at the market sales facility (the “ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2023, our only source of cash was from sales of our Common Stock through the ATM pursuant to which we sold 81,000 shares of our Common Stock for net proceeds of $2.2 million. During the year ended December 31, 2024, our only source of cash was from sales of our Common Stock through the Amended and Restated ATM Sales Agreement pursuant to which we sold 569,000 shares of our Common Stock for net proceeds of $3.6 million and from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares of the Common Stock for gross proceeds of $2.5 million (net proceeds of $2.0 million, after deducting underwriting discounts and estimated expenses).

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

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Annual Report on Form 10-K. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash of approximately $10.5 million as of early March 2025 will allow us to cover overhead costs, manufacturing costs for near-term clinical supply, manufacturing costs of VCN-01 for clinical trial use and limited research efforts, including our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01 and our ongoing discovery initiatives, and to fund our committed obligations under the terms of the VCN Share Purchase Agreement (the “VCN Purchase Agreement”) related to the VCN Acquisition into the third quarter of 2025. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. Our cash and cash equivalents will not be sufficient to initiate or complete future registrational studies for VCN-01, any potential future trials of SYN-004 including Phase 3 clinical programs of SYN-004 (ribaxamase) for prevention of CDI or the Phase 1b/2a clinical study of SYN-004 (ribaxamase) in allogeneic HCT recipients, or later-stage clinical trials of SYN-020. Therefore, we do not intend to commence future new studies of VCN-01, SYN-004 (ribaxamase) or SYN-020 until we are confident that we have funding necessary to complete such trials. We are actively pursuing additional equity or debt financing, in the form of either a private placement or a public offering and have been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. However, we do not currently have commitments from any third parties to provide us with capital. Potential sources of financing that we are pursuing include strategic relationships, licensing arrangements, public or private sales of our equity (including through the ATM) or debt and other sources. Such additional financing opportunities might not be available to us when and if needed, on acceptable terms or at all. We cannot assure that we will meet the requirements for use of the ATM especially in light of the fact that we are currently limited by rules of the Securities and Exchange Commission (the “SEC”) as to the number of shares of Common Stock that we can sell pursuant to the ATM due to the market value of our Common Stock held by non-affiliates. Even if we meet the requirements for use of the ATM, there can be no assurance that we will be able to raise funds through the sale of shares of Common Stock through the ATM. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished and we may be forced to cease certain development activities. More specifically, the completion of future Phase 3 and/or registrational clinical studies will require significant financing or a significant partnership. If we raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and our operating results and prospects will be adversely affected.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $16.9 million and $19.0 million during the years ended December 31, 2024 and 2023, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the years ended December 31, 2024 decreased compared to the same period in 2023 due primarily to lower research and development expenses and a decrease in interest income, which led to a decrease in net loss.

Cash Used In Investing Activities

Cash used in investing activities during the years ended December 31, 2024 and 2023 was $1,000 and $202,000, respectively  for equipment purchases.

Cash Provided By Financing Activities

Cash provided by financing activities was $5.5 million during the year ended December 31, 2024 compared to $625,000 during the year ended December 31, 2023. Cash provided by financing activities during the year ended December 31, 2024 included at the market offering proceeds of $3.6 million from sales of 569,000 shares of our Common Stock offset by payments related to loans extended by certain Spanish institutions of $67,000 and net proceeds of $2.0 million from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares. Cash provided by financing activities during the year ended December 31, 2023 included at the market offering proceeds of $2.2 million from sales of 81,000 million shares of our common stock which was offset by payment of contingent consideration to Grifols of $1.5 million and $75,000 of payments of debt that we incurred when we acquired VCN.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2024 and 2023, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

Shareholders and Board of Directors

Theriva Biologics, Inc.

Rockville, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Theriva Biologics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Contingent Consideration – Fair value measurement

As discussed in Note 3 to the consolidated financial statements, during 2022 the Company completed the acquisition of VCN Biosciences (“VCN”). The purchase consideration transferred included contingent consideration of up to $70.2 million based on the achievement of certain clinical and commercialization milestones of an acquired product, VCN-01, and was initially recorded at its estimated fair value as of the date of acquisition. Subsequent to the date of acquisition, the Company reassesses the fair value at each balance sheet date and the contingent consideration liability was recorded at an estimated fair value of $7.0 million as of December 31, 2024 utilizing the discounted cash flow method.

We identified the determination of the fair value of the contingent consideration liability as a critical audit matter. Under the discounted cash flow method, the key estimates and assumptions used in the valuation of the contingent consideration liability included management’s determination of the estimated future cash outflows based on the probability of meeting future estimates. Changes to these key estimates and assumptions could have a significant impact on the fair value of the contingent consideration liability. Auditing management’s valuation methods and these assumptions involve especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

-	Assessing the reasonableness of management’s probability weighted estimates of future earn-out payments based on successful achievement of certain clinical and commercialization milestones by comparing to relevant industry studies.
-	Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) evaluating the appropriateness of the valuation method; and (ii) evaluating the discount rate applied to future milestone payment periods.

In-Process Research and Development and Goodwill Impairment Assessment

As described in Notes 3 and 4 to the consolidated financial statements, the Company’s consolidated balances of In-process Research and Development (“IPR&D”) indefinite-lived intangible asset and Goodwill were $17.4 million and $0, respectively, as of December 31, 2024. The Company reviews goodwill for impairment at least annually or more frequently if events or circumstances indicate the carrying value at the reporting unit level might exceed its fair value. The IPR&D indefinite-lived intangibles are tested annually for impairment, or more frequently if events or circumstances indicate it is more likely than not the fair value is less than their carrying value. The Company estimates the fair value of its reporting unit and certain IPR&D using an income approach. The Company identified triggering events during 2024 and performed impairment analyses for Goodwill and certain IPR&D resulting in total impairment charges recorded of $5.6 million and $1.3 million, respectively.

We identified the determination of the fair value of the Company’s reporting unit and certain IPR&D as a critical audit matter. Under the income approach, the key assumptions used in the determination of the fair value of the reporting unit include estimates of future cash flows and the discount rate applicable to those future cash flow periods. The key assumptions used in the determination of the fair value of certain IPR&D assets using the income approach include estimates of future cash flows and the discount rate applicable to those future cash flow periods. Changes to these key assumptions could have a significant impact on the measurement of the fair value of the reporting unit and certain IPR&D. Auditing management’s valuation methods and these assumptions involve especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address these matters, including the specialized knowledge and skill needed.

The primary procedures we performed to address this critical audit matter included:

-	Evaluating the reasonableness of estimated future cash flows by comparing management’s assumptions to comparable external market and industry data.
-	Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) evaluating the reasonableness of valuation methods; (ii) testing the mathematical accuracy of the Company’s calculations; (iii) evaluating the reasonableness of the implied control premium; and (iv) evaluating the reasonableness of the discount rate applied to future cash flows.

/s/ BDO USA, P.C.

Raleigh, North Carolina

March 6, 2025

We have served as the Company's auditor since 2012.

Theriva Biologics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands except share and par value amounts)

	December 31,	December 31,
	2024	2023
Assets

Current Assets
Cash and cash equivalents	$11,609	$23,177
Tax credit receivable	3,228	1,812
Prepaid expenses and other current assets	1,444	2,414
Total Current Assets	16,281	27,403

Non-Current Assets
Property and equipment, net	270	422
Restricted cash	96	102
Right of use asset	1,272	1,759
In-process research and development	17,358	19,755
Goodwill	—	5,700
Deposits and other assets	75	78
Total Assets	$35,352	$55,219
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$859	$770
Accrued expenses	3,368	2,995
Accrued employee benefits	1,144	1,517
Deferred research and development tax credit-current portion	1,614	906
Loans payable-current	61	63
Operating lease liability-current portion	539	487
Total Current Liabilities	7,585	6,738

Non-current Liabilities
Non-current contingent consideration	6,973	6,274
Loan Payable - non-current	92	162
Non-current deferred research and development tax credit	762	906
Non-current operating lease liability	873	1,442
Total Liabilities	16,285	15,522

Commitments and Contingencies	—	—
Temporary Equity; 10,000,000 authorized
Series C convertible preferred stock, $0.001 par value; 10,000,000 authorized; 0 issued and outstanding at December 31, 2024, and 275,000 issued and outstanding at December 31, 2023	—	2,006
Series D convertible preferred stock, $0.001 par value; 10,000,000 authorized; 0 issued and outstanding at December 31, 2024 and 100,000 issued and outstanding at December 31, 2023	—	728
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 2,811,258 issued and 2,782,449 outstanding at December 31, 2024 and 715,028 issued and 686,219 outstanding at December 31, 2023	3	1
Additional paid-in capital	355,501	346,536
Treasury stock at cost, 28,809 shares at December 31, 2024 and at December 31, 2023	(288)	(288)
Accumulated other comprehensive (loss) income	(1,178)	32
Accumulated deficit	(334,971)	(309,318)
Total Stockholders‘ Equity	19,067	36,963

Total Liabilities and Stockholders’ Equity	$35,352	$55,219

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the year ended
	December 31,
	2024	2023
Operating Costs and Expenses:
General and administrative	$7,396	$7,120
Research and development	12,031	14,311
In-process research and development impairment	1,325	—
Goodwill impairment	5,594	—
Total Operating Costs and Expenses	26,346	21,431

Loss from Operations	(26,346)	(21,431)
Other Income:
Foreign currency exchange (loss) gain	(4)	3
Interest income	697	1,439
Total Other Income	693	1,442

Net Loss before income taxes	(25,653)	(19,989)
Income tax benefit	—	1,640
Net Loss Attributable to Common Stockholders	$(25,653)	$(18,349)

Net Loss Per Share - Basic and Dilutive	$(19.03)	$(28.48)

Weighted average number of shares outstanding during the period - basic and dilutive	1,348,126	644,282

Net Loss	(25,653)	(18,349)
(Loss) gain (loss) on foreign currency translation	(1,210)	711
Total comprehensive loss	$(26,863)	$(17,638)

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Treasury Stock	Equity

Balance at December 31, 2022	634,069	$1	$343,765	$(290,969)	$(679)	(288)	$51,830

Stock-based compensation	—	—	552	—	—	—	552
Stock issued under “at-the-market” offering	80,959	—	2,219	—	—	—	2,219
Foreign currency exchange gains	—	—	—	—	711	—	711
Net loss	—	—	—	(18,349)	—	—	(18,349)

Balance at December 31, 2023	715,028	$1	$346,536	$(309,318)	$32	(288)	$36,963

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Treasury Stock	Equity

Balance at December 31, 2023	715,028	$1	$346,536	$(309,318)	$32	(288)	$36,963

Stock-based compensation	—	—	671	—	—	—	671
Stock issued under “at-the-market” offering	569,282	1	3,602	—	—	—	3,603
Issuance of Common Stock and Warrants, net of issuance costs	918,600	1	1,959	—	—	—	1,960
Series C Preferred Stock conversion to Common	72,132	—	2,005	—	—	—	2,005
Series D Preferred Stock conversion to Common	26,230	—	728	—	—	—	728
Conversion of Pre-Funded Warrants to Common	509,987	—	—	—	—	—	—
Foreign currency exchange loss	—	—	—	—	(1,210)	—	(1,210)
Net loss	—	—	—	(25,653)	—	—	(25,653)

Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	(288)	$19,067

All share numbers have been retrospectively adjusted for the one to twenty-five reverse stock split effective August 26, 2024

See accompanying notes to consolidated financial statements

Theriva Biologics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(25,653)	$(18,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	671	552
Income tax benefit	—	(1,640)
In-process research and development impairment	1,325	—
Goodwill impairment	5,594	—
Change in fair value of contingent consideration	699	(660)
Payment of contingent consideration	—	(1,731)
Non - cash lease expense	452	388
Depreciation	137	135
Deferred research and development tax credit	(888)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	912	1,368
Deposits and other assets	1	(54)
Accounts payable	123	(157)
Accrued expenses	522	1,470
Accrued employee benefits	(350)	104
Operating lease liability	(482)	(422)
Net Cash Used In Operating Activities	(16,937)	(18,996)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1)	(202)
Net Cash Used In Investing Activities	(1)	(202)

Cash Flows From Financing Activities:
Payment of loans payable	$(67)	(75)
Proceeds from issuance under at - the - market offering, net of issuance cost	3,603	2,219
Payment of contingent consideration	—	(1,519)
Proceeds from issuance Common Stock and Warrants offering, net of issuance costs	1,960	—
Net Cash Provided By Financing Activities	5,496	625

Effects of exchange rate changes on cash and cash equivalents	(132)	(33)
Net decrease in cash and cash equivalents and restricted cash	(11,574)	(18,606)
Cash and cash equivalents and restricted at the beginning of this period	23,279	41,885
Cash and cash equivalents and restricted cash at the end of this period	$11,705	$23,279

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	11,609	23,177
Restricted cash included in other long-term assets	96	102
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,705	$23,279

Supplemental non-cash investing and financing activities:
Conversion of Series C Preferred Stock to Common Shares	$2,005	$—
Conversion of Series D Preferred Stock to Common Shares	$728	$—
Right of use assets obtained in exchange for lease liabilities	$—	$937

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

Corporate Structure and Basis of Presentation

On August 15, 2024, the Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of one (1) share of common stock for every twenty - five (25) shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split was effective on August 26, 2024 (the “Effective Time).

As a result of the Reverse Stock Split, each twenty - five (25) pre-split shares of common stock outstanding will automatically combine into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock will be reduced from 25,131,230 shares to 1,005,249 shares (subject to rounding of fractional shares) and the number of authorized shares of common stock was reduced from 350,000,000 share to 14,000,000 shares and then increased to 350,000,000 after obtaining approval of the Company’s shareholders at the 2024 annual meeting of stockholders. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company’s common stock not evenly divisible by 25, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of common stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All affected share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

As of December 31, 2024, the Company had nine subsidiaries, Theriva Biologics, S.L., Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”). Theriva Biologics, S.L.,Pipex Therapeutics, EPI, Healthmine, Putney and SYN Biomics are wholly owned, and Solovax, CD4, and Epitope are majority-owned.

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

Liquidity

As of December 31, 2024, the Company had a significant accumulated deficit of $335 million, and the Company has experienced significant losses and incurred negative cash flows since inception. The Company expects to continue incurring losses for the foreseeable future, with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents. Historically, the Company has financed its operations primarily through public and private sales of its common stock and a private placement of its preferred stock, and it expects to continue to seek to obtain required capital in a similar manner. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts.

The Company’s cash and cash equivalents totaled $11.6 million as of December 31, 2024, a decrease of $11.6 million from December 31, 2023. During the year ended December 31, 2024, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $25.7 million. The Company believes it will be able to fund its operations into the third quarter of 2025. However, the actual amount of additional capital needed by the Company will also depend upon the costs to advance its VCN-01 clinical programs and whether it continues to develop SYN-004 internally, or out-licenses or partners such development. If necessary, the Company may attempt to utilize the at-the-market offering facility (“ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If the Company is not able to obtain additional capital (which is not assured at this time), its business plan may not be accomplished, and it may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of December 31, 2024, the Company had an accumulated deficit of approximately $335 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Going Concern – (continued)

At December 31, 2024 the Company had cash and cash equivalents of approximately $11.6 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the third quarter of 2025. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for near - term clinical supply and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its at the market offering sales agreement (the "ATM Sales Agreement")) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, research and development costs, valuation of Goodwill and IPRD, contingent consideration, and impairment of long-lived assets.

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

Depreciation expense was approximately $137,000 and $135,000 for the years ended December 31, 2024 and 2023, respectively. When assets are disposed of, the cost and accumulated depreciation are removed from the accounts with any gain or loss reported in the consolidated statement of operations. Repairs and maintenance are charged to expense as incurred.

The Company reviews property and equipment for impairment to determine if assets are impaired due to obsolescence. As a result of this review, there was no impairment recognized for the years ended December 31, 2024 and 2023.

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

During the quarters ended June 30, 2024 and September 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using both the replacement cost method and the "Income approach" that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post - launch cash flows and a risk - adjusted weighted average cost of capital. For the quarter ended June 30, 2024, the Company concluded that the IPR&D was not impaired, however for the quarter ended September 30, 2024, the Company concluded that the in-process R&D with a carrying value of  $19.8 million was impaired and was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges recorded for the year ended December 31, 2023.

Goodwill

The Company tests the carrying amounts of goodwill for recoverability on an annual basis on October 1 or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs a one-step test in its evaluation of the carrying value of goodwill if qualitative factors determine it is necessary to complete a goodwill impairment test. In the evaluation, the fair value of the relevant reporting unit is determined and compared to its carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable, and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value, and a charge is reported in impairment of goodwill in the Company’s consolidated statements of operations. The key assumptions used to value the reporting unit include estimates of future cash flows, the discount rate applicable and those future cash flow periods. Our estimates of fair value give consideration to the level of implied control premium which is the amount a buyer is willing to pay over the current market price of a company (i.e. market capitalization) to acquire a controlling interest.

During the quarters ended June 30, 2024 and September 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using both the "Income approach" that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post - launch cash flows and a risk - adjusted weighted average cost of capital. For the quarter ended June 30, 2024, the Company concluded that goodwill with a carrying value of $5.6 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.1 million was recorded during the quarter ended June 30, 2024. For the quarter ended September 30, 2024 the Company concluded that goodwill with a carrying value of $1.5 million was impaired and was written down to its estimated fair value of zero and an impairment charge of $1.5 million was recorded. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges recorded for the year ended December 31, 2023.

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

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the year ended December 31, 2024 and 2023.

Loss per Share

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. The number of shares of common stock underlying Series C and D Preferred shares convertible to common stock that were excluded from the computation of the net loss per common share for the year ended December 31, 2023 was 98,361. There were no shares of common stock underlying Series C and D Preferred shares excluded from the computation of net loss per common share for the year ended December 31, 2024, all were exercised in 2024. The number of eligible options and warrants for the purchase of common stock that were excluded from the computations of net loss per common share for the year ended December 31, 2024 were 175,034 and 1,428,600, respectively, and for the year ended December 31, 2023 were 175,049 and zero, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Research and Development Costs

The Company expenses research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of the Company’s product candidates. Research and development expenses include external contract research organization (“CRO”) services. The Company makes payments to the CROs based on agreed upon terms and may include payments in advance of study services. The Company reviews and accrues CRO expenses based on services performed and relies on estimates of those costs applicable to the stage of completion of a study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At December 31, 2024 and 2023, the Company has accrued CRO expenses of $2.4 million and $1.7 million, respectively, that are included in accrued expenses. As of December 31, 2024, and 2023, the Company has prepaid CRO costs of $365,000 and $1.1 million, respectively, that are included in prepaid expenses.

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

In connection with the Acquisition of VCN, the Company was required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $7.0 million as of December 31, 2024 and is reflected as non-current contingent consideration liability. There were no transfers in or out of the level 3 liabilities during the years ended December 31, 2024 and 2023. During the year ended December 31, 2024 and 2023, the Company recognized in operating expense a $699,000 increase and $660,000 decrease, respectfully, fair value adjustment to contingent consideration.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities for the year ended December 31, 2024 and 2023:

(in thousands)
Balance at December 31, 2022	$10,184
Payment of contingent consideration	(3,250)
Change in fair value	(660)
Balance at December 31, 2023	$6,274

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,274
Balance at December 31, 2023	$6,274

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	699
Balance at December 31, 2024	$6,973

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,973
Balance at December 31, 2024	$6,973

The fair value of financial instruments measured on a recurring basis is as follows:

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,973	$—	$—	$6,973
Total liabilities	$6,973	$—	$—	$6,973

	As of December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,274	$—	$—	$6,274
Total liabilities	$6,274	$—	$—	$6,274

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of December 31, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	11.6% to 11.8%
		Weighted Average Discount rate	11.7%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2023
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2025-2028

		Discount rate	12.9% to 13.6%
		Weighted Average Discount rate	13.16%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

The Company measures certain non - financial assets on a non - recurring basis, including goodwill and in - process R&D. As a result of those measurements, during the year ended December 31, 2024 in - process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $5.6 million was written down to its estimated fair value of zero and an impairment charge of $5.6 million was recorded. This analysis requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post - launch cash flows and a risk - adjusted weighted average cost of capital.

The fair value of the Company's reporting unit was determined using an income approach that utilizes a discounted cash flow model. The discounted cash flow models are dependent upon the Company's estimates of future cash flows and other factors. The Company's estimates of future cash flows are based on a comprehensive product by product forecast over a period which covers Phase 1 to approval and 15 years of commercialized revenue and involve assumptions concerning (i) future operating performance, including research and development costs through approval of the drug, the future addressable market, future sales, long - term growth rates, operating margins, allocation and timing of cash flows and the probability of achieving the estimated cash flows and (ii) future economic conditions, all which may differ from actual future cash flows.

Assumptions related to future operating performance are based on management's annual and ongoing budgeting, forecasting and planning processes and represent the Company's best estimate of the future results of its operations as of a point in time. These estimates are subject to many assumptions, such as the economic environments in which it operates, demand for the products and competitor actions. Estimated future cash flows are discounted to present value using a market participant, weighted average cost of capital, which considers the risk inherent in the probability adjusted future cash flows from each product. The financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk - free interest rate, industry beta, debt interest rate and the Company's market capital structure. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease the Company's estimated discounted future cash flows, the resulting estimated fair values and the amounts of related goodwill impairments, if any.

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

Segment information

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is assisted in his responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team, consisting of the General Director and Head of Corporate and Product Development.

The Company views its operations and manages its business as one operating segment, focused on the discovery and development of oncolytic viruses intended to overcome the protective barrier surrounding solid tumors and selectively kill tumor cells. The segment-level financial statement information is the same as the financial information presented in the statement of operations and comprehensive loss. The Company monitors its cash and cash equivalents as reported on the Company’s Balance Sheets to determine funding for its research and development.

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Foreign Currencies

The functional currency of the Company’s Theriva S.L. subsidiary is the Euro. Theriva S.L.'s Assets and liabilities are translated to U.S. dollars based on exchange rates at the end of each reporting period. Income and expense items are translated at weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity in the accompanying consolidated balance sheets. Transaction gains and losses are classified as other income (expense) net in the accompanying consolidated statements of operations.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Recent Accounting Pronouncements and Developments

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard for the Company’s fiscal year 2024 annual reporting period.

4. Goodwill and Intangibles

The following table provides the Company’s Goodwill as of December 31, 2024.

Goodwill (in thousands)
Balance at December 31, 2023	$5,700
Goodwill impairment	(5,594)
Effects of exchange rates	(106)
Balance at September December 31, 2024	$—

The following table provides the Company’s in-process R&D as of December 31, 2024.

In-process
R&D (in thousands)
Balance at December 31, 2023	$19,755
In-process R&D impairment	(1,325)
Effects of exchange rates	(1,072)
Balance at December 31, 2024	$17,358

During the quarters ended June 30, 2024 and September 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s Common Stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using both the replacement cost method and the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Goodwill and Intangibles – (continued)

For the quarter ended June 30, 2024, the Company concluded that goodwill with a carrying value of $5.6 million was written down to its estimated fair value of $1.5 million and an impairment charge of $4.1 million was recorded during the quarter ended June 30, 2024. For the quarter ended September 30, 2024 the Company concluded that goodwill with a carrying value of $1.5 million was impaired and was written down to its estimated fair value of zero and an impairment charge of $1.5 million was recorded. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges recorded for the year ended December 31, 2023.

For the quarter ended June 30, 2024 the Company concluded that the IPR&D was not impaired however, for the quarter ended September 30, 2024, the Company concluded that the in-process R&D with a carrying value of $19.8 million was impaired and was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded. This interim analysis satisfied the requirements of the annual impairment test as the same information would be required for both measurement dates. There were no impairment charges recorded for the year ended December 31, 2023.

5. Research and Development Tax Credits

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

In the quarter ended June 30, 2023, the Company completed the certification and applied for direct reimbursement, as opposed to a tax credit, for its qualifying research and development expenses incurred in the year ended December 31, 2022. The Company received approvals from the Spanish government in September and October 2023. During the quarter ended June 30, 2024, the Company completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2023. The Company received approvals from the Spanish government in December 31, 2024.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $3.2 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $1.6 million and a deferred research and development tax credit non-current portion of $762,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the year ending December 31, 2024 the Company recorded $888,000, as a reduction in research and development expense.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Selected Balance Sheet Information

PREPAID EXPENSES AND OTHER CURRENT ASSETS (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid manufacturing expenses	$375	$491
Prepaid insurance	374	496
Prepaid clinical research organizations	365	1,119
Prepaid consulting, subscriptions and other expenses	235	180
VAT receivable	95	128

Total prepaid expenses and other current assets	$1,444	$2,414

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

PROPERTY AND EQUIPMENT (in thousands)

	December 31,	December 31,
	2024	2023
Computers and office equipment	$708	$902
Other property, plant and equipment	392	417
Leasehold improvements	94	94
Software	11	11
	1,205	1,424
Less: accumulated depreciation and amortization	(935)	(1,002)

Total property and equipment, net	$270	$422

During the years ended December 31, 2024 and 2023 the Company recognized depreciation expense of $137,000 and 135,000 respectively.

ACCRUED EXPENSES (in thousands)

	December 31,	December 31,
	2024	2023
Accrued clinical consulting services	$2,390	$1,700
Accrued manufacturing costs	772	843
Accrued vendor payments	206	452

Total accrued expenses	$3,368	$2,995

ACCRUED EMPLOYEE BENEFITS (in thousands)

	December 31,	December 31,
	2024	2023
Accrued bonus expense	$870	$1,307
Accrued compensation expense	187	127
Accrued vacation expense	87	83

Total accrued employee benefits	$1,144	$1,517

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock-Based Compensation

Stock Incentive Plan

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of December 31, 2024, there were 7,670 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan ("2020 Stock Plan") for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased such that 2,500,000 shares were authorized as of December 31, 2024. As of December 31, 2024, there were 167,364 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Exercise price	$5.25	$14.75
Expected dividends	0%	0%
Expected volatility	93.38%	90%
Risk free interest rate	3.88%	4.02%
Expected life of option (years)	4.26	4.25

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

Expected life of the option—The period of time that the options granted are expected to remain unexercised. Options granted during the years ended 2024 and 2023 have a maximum term of seven years. The Company estimates the expected life of the option term based on the weighted average life between the dates that options become fully vested and the maximum life of options granted.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2024 and 2023, the Company granted 420 and 87,800, respectively, options to purchase shares of common stock to employees and directors having an approximate fair value of $1,500 and $0.9 million, respectively, based upon the Black-Scholes option pricing model, respectively.

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the years ended December 31, 2024 and 2023 was $462,000 and $373,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the years ended December 31, 2024 and 2023 was $209,000 and $179,000, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

A summary of stock option activity for the years ended December 31, 2024 and 2023 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2022	91,862	$90.47	6.44 years	$—

Granted	87,801	14.75
Expired	(4,181)	387.60
Forfeited	(433)	27.79
Balance - December 31, 2023	175,049	45.55	7.70 years	—

Granted	420	5.25
Expired	(435)	3,498.79
Forfeited	—	—

Balance -December 31, 2024 - outstanding	175,034	$36.88	6.72 years	$—

Balance - December 31, 2024 - exercisable	107,759	$50.73	5.97 years	$—

Grant date fair value of options granted - December 31, 2024		$1,526

Weighted average grant date fair value - December 31, 2024		$3.63

Grant date fair value of options granted - year ended December 31, 2023		$873,140

Weighted average grant date fair value - year ended December 31, 2023		$0.40

The options outstanding and exercisable at December 31, 2024 are as follows:

Options Outstanding				Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of		Exercise	Contractual		Exercise	Contractual
Exercise Price	Options	Price	Life	Options	Price	Life
$0.00 – $100.00	161,503	$18.28	7 years	94,228	$20.82	7 years
101.00 – $200.00	13,427	114.61	2 years	13,427	114.61	2 years
18,900.00 – $18,900.00	104	18,900.00	1 years	104	18,900.00	1years

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Stock-Based Compensation – (continued)

As of December 31, 2024, total unrecognized stock-based compensation expense related to stock options was $596,000 which is expected to be expensed through September 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits in 2024 or 2023. Cash received from option exercises under the Company’s stock-based compensation plans for the years ended December 31, 2024 and 2023 was zero.

8. Stock Warrants

On September 27, 2024, the Company consummated a public offering (the “Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. The Company received aggregate gross proceeds from the Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering primarily for working capital and general corporate purposes, including research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant was immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share and was to remain exercisable until the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants could  be exercised on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the Common Warrants and Pre-Funded Warrants are required to be equity classified. The Common Warrants were valued on the date of grant using Black Scholes model. During the year ended December 31, there were zero Common Warrants exercised and as of December 31, 2024, 510,000 Pre-Funded warrants were exercised.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Stock Warrants – (continued)

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

A summary of all warrant activity for the Company for the year ended December 31, 2024 and the year ended December 31, 2023 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2022	634,426	$1.22	0.78 years
Granted	—	—
Exercised	—	—
Forfeited	(634,426)	1.22
Balance at December 31, 2023	—	$—	—

Granted	1,938,600	1.47	4.74 years
Exercised	(510,000)	0.0001
Forfeited	—	—	—
Balance at December 31, 2024	1,428,600	2.00	4.74 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Stockholders’ Equity

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

The Company included certain proposals at its 2022 annual meeting of stockholders, including (i) an amendment to the Company’s Articles of Incorporation, as amended (the “Charter”), to change the name of the Company to “Theriva Biologics, Inc.” (the “Name Change”), (ii) an amendment to the Articles of Incorporation, as amended to increase the number of authorized shares of Common Stock from 20,000,000 to 350,000,000 (the “Authorized Common Stock Increase”) and (iii) to adjourn any meeting of stockholders called for the purpose of voting on the Authorized Common Stock Increase (collectively, the “Stockholder Items”). The purchaser of the Preferred Stock agreed in the Purchase Agreement to (i) not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the earlier of the date that the authorized common stock Increase being proposed at the 2022 annual meeting of stockholders was effected or October 26, 2022 and (ii) vote the shares of the Series C Preferred Stock purchased in the Offering in favor of the Stockholder Items. The authorized increase was effected prior to October 26, 2022.

Pursuant to the Securities Purchase Agreement, the Company filed certificates of designation (the "Certificates of Designation") with the Secretary of the State of Nevada designating the rights, preferences and limitations of the shares of Series C Preferred Stock and Series D Preferred Stock. The Certificate of Designation for the Series C Preferred Stock provides, in particular, that the Series C Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items (as defined therein) and the right to cast votes on an as converted to Common Stock basis on the Stockholder Items. The Certificate of Designation for the Series D Preferred Stock provides, in particular, that the Series D Preferred Stock will have no voting rights other than the right to vote as a class on the Stockholder Items and the right to cast 20,000 votes per share of Series D Preferred Stock on the Stockholder Items and to vote the shares of the Series D Preferred Stock purchased in the Offering in the same proportion as shares of Common Stock and any other shares of capital stock of the Company that are entitled to vote thereon (excluding any shares of Common Stock that are not voted) on the Stockholder Items.

The holders of Preferred Stock were entitled to dividends, on an as-if converted basis, equal to dividends actually paid, if any, on shares of Common Stock. The Conversion Price may be adjusted pursuant to the Certificates of Designation for stock dividends and stock splits, subsequent rights offering, pro rata distributions of dividends or the occurrence of a fundamental transaction (as defined in the applicable Certificate of Designation).

The Series C Preferred Stock and Series D Preferred Stock were classified as temporary equity as a result of the deemed liquidation provision. Transaction expenses paid to third parties will be charged to temporary equity and will not be accreted as deemed dividends until redemption becomes probable.

During year ending December 31, 2024, the Company issued 72,132 shares of its Common Stock upon the conversion effected by the holder of the Series C Preferred of 275,000 shares of its Series C convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversions during the year ending December 31, 2024, the Company reduced the Series C Preferred Stock $2.0 million and Additional Paid in Capital $2.0 million. There are no shares of Series C Preferred Stock outstanding as of December 31, 2024.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Stockholders’ Equity – (continued)

During year ending December 31, 2024, the Company issued 26,230 shares of its Common Stock upon the conversion effected by the holder of the Series D Preferred of 100,000 shares of its Series D convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversion during the year ending December 31, 2024 the Company reduced the Series D Preferred Stock $728,000 and Additional Paid in Capital $728,000. There are no shares of Series D Preferred stock outstanding as of December 31, 2024.

At Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into Amendment No. 2 (“Amendment No. 2”) to that certain Amended and Restated Sales Agreement among the Company, AGP and FBR Capital Markets & Co. (now known as B. Riley Securities) dated as of February 9, 2021, as amended by Amendment No. 1 thereto dated May 3, 2021 (the “Sales Agreement”), pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P./Alliance Global Partners, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 which was filed on May 2, 2024 (File No. 333-279077) and declared effective on September 25, 2024. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the Sales Agreement. During the year ended December 31, 2024, the Company sold through the Sales Agreement approximately 569,000 shares of the Company’s Common Stock and received net proceeds of approximately$3.6 million, respectively. During the year ended December 31, 2023, the Company sold through the At Market Issuance Sales Agreement and the Amended and Restated Sales Agreement approximately 81,000 shares of the Company’s Common Stock and received net proceeds of approximately $2.2 million.

10. Loans payable

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rates loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades and ACC10 Generalitat de Catalunya (CDIT loans). The maturities of these loans are between 2024 and 2028. As a result of the VCN Acquisition, the Company maintains a restricted cash collateral account of $96,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

	December 31, 2024	December 31, 2024	December 31, 2023	December 31, 2023
	Current	Non-current	Current	Non-current

NEBT Loan	7	$16	8	24
RETOS 2015	54	76	55	138
	$61	$92	$63	$162

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Loans payable (continued)

A maturity analysis of the debt as of December 31, 2024 is as follows (amounts in thousands of dollars):

2025	$61
2026	50
2027	31
2028	11
Total	$153

11. Related Party

On December 14, 2023 the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 3,000 shares of common stock having a value of $30,000. During the year ended December 31, 2023, Ms. Shallcross had $145,000 in compensation expense. On December 13, 2024 the Company approved the compensation of MaryAnn Shallcross of $157,000 and a bonus of $45,000.

12. License, Collaborative and Employment Agreements and Commitments

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

On August 31, 2010, VCN entered into a Technology Transfer Agreement (the “Technology Transfer Agreement”) with the Bellvitge Biomedical Research Institute (“IDIBELL”) for the exclusive license of the right to use a Spanish patent number P200901201 titled “Oncolytic adenoviruses for treating cancer” which is co-owned by IDIBELL and Catalan Oncology Institute (“ICO”) for the term of the patent. The Technology Transfer Agreement provides that IDIBELL is entitled to a low single digit percentage royalty on the income collected by VCN from the utilization of products derived from the licensed technology, prior to applying any value-added tax, if any, and low single digit percentage royalty on other income received by VCN arising from the use of the licensed technology, including income related to sublicenses of the licensed technology to third parties and advance payments or payments made for goals that were met and/or services associated with the licensed technology. The Technology Transfer Agreement terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. In addition, IDIBELL has the right to revoke the license if VCN ceases business activities for a continuous year or ceases to utilize the technology subject of the Technology Transfer Agreement, uses the technology in violation of the principals of IDIBELL or ICO or stops maintaining the patent licensed under the Technology Transfer Agreement. No amounts were incurred in 2024 and 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. License, Collaborative and Employment Agreements and Commitments – (continued)

ICO Marketing License

On May 16, 2009, VCN entered into a Contract to Grant a Marketing License (the “ICO License Agreement”) with the Catalan Institute of Oncology (the “ICO”) for a manufacturing and marketing license of a patent P200700665 titled “Adenovirus with mutations in the area of endoplasmic retention of protein E3-19k and their use in the treatment of cancer” in connection with a sublicense identified therein. The validity period of the license granted is unlimited with the only applicable limit being the patent’s own validity. The ICO License Agreement provides that the ICO is entitled to a royalty of low double digit percentage of the net value of the income from the concession of the identified sublicense and low double digit percentage on other lump sums received thereunder. VCN and its sublicensees have an obligation to use all diligent and commercially reasonable efforts for the exploitation of the patent, otherwise, ICO may proceed to recover the license. The ICO License terminates upon the expiration of the patent rights and is subject to early termination by either party in the event of a breach by the other party of its obligations thereunder. No amounts were incurred in 2024 and 2023.

IDIBELL/ICO License Agreement

On March 4, 2016, VCN entered into a License Agreement (the “IDIBELL/ICO License Agreement”) with IDIBELL and the ICO, for the exclusive license of the right to use a family of patents whose priority application is European patent application EP 14 38 2162.7 titled “Adenovirus comprising an albumin-binding molety”. The License Agreement provides that IDIBELL and ICO, as licensors, are entitled to share a low single digit percentage royalty on the annual Net Sales (as defined in the IDIBELL/ICO License Agreement) collected by VCN from the utilization of products derived from the licensed technology and a royalty on sublicensing income received from the licensed technology at a rate of: low double digit percentage during the first 3 years following the effective date of the agreement, mid single digit percentage during the term of 3 to 7 years following the effective date and low single digit percentage thereafter. The IDIBELL/ICO License Agreement also provides for certain fixed payments, including a payment 25 days following the date of concession of the licensed patent in a minimum of three European jurisdictions and a payment 25 days following the date of concession of an American patent derived from the licensed patent. The IDIBELL/ICO License is for an indefinite term subject to early termination (i) by mutual agreement of the parties; (ii) by licensor in the event of at least two successive breaches or three alternate breaches calculated annually of the obligation to pay any consideration; (iii) by VCN at its discretion due to certain patent infringements of rights protected by the patents or due to the absence of protection of the patent in any countries in the territory which is worldwide or (iv) in the event of a breach by the other party of its obligations thereunder which are not remedied within thirty (30) days. In addition, the licensors have the right to revoke the IDIBELL/ICO License Agreement if VCN during a continuous period of two years abandons its research or development activities of the licensed patent or activities aimed at exploitation of the resulting products, VCN has undertaken no marketing whatsoever during the term of the IDIBELL/ICO License Agreement or uses the patent licensed for purposes other those as set forth in the IDIBELL/ICO License Agreement. No amounts were incurred in 2024 and 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. License, Collaborative and Employment Agreements and Commitments – (continued)

Sant Joan De Déu Collaboration and License Agreement

On February 15, 2016, VCN entered into a Collaboration Agreement to Conduct a Clinical Trial and Grant an Operating License (the “Collaboration and License Agreement”) with the Sant Joan De Déu Hospital (the “Hospital”) and the Sant Joan De Déu Foundation (the “Foundation”, and together with the Hospital, the “Institution”) regarding the conduct of a clinical trial to evaluate the safety and activity of VCN-01 in patients with refractory retinoblastoma. The Collaboration and License Agreement provides that if the trial results are positive and VCN is interested in continuing with the development of VCN-01 for the treatment of retinoblastoma; (a) the parties undertake to apply their best efforts to negotiate and, where appropriate, sign an agreement to collaborate in the development and execution of the following phases of the development of VCN-01 for the treatment of retinoblastoma; (b) the Institution shall grant to VCN an exclusive, worldwide and indefinite license to use and exploit the trial results and their possible patents exclusively for the treatment of retinoblastoma; (c) VCN shall pay the Foundation five hundred thousand Euros (€500,000), subject to reduction for any public and/or private economic aid that third parties may grant to the Institution for the conduct of the trial and/or any advance payments made by VCN before the end of the trial; (d) VCN shall pay the Foundation three hundred twenty thousand Euros (€320,000) once following the trial results of a pivotal study, to be carried out by VCN, has been completed which allows it to obtain the marketing authorization of the product following from the results, which payment must be made within a maximum period of four (4) years from the date on which Institution has delivered the final report of the trial to VCN ; and (e) the parties will use their best efforts to negotiate and, where appropriate, sign a product supply agreement in order that the Hospital can use VCN-01 for compassionate use in the treatment of retinoblastoma. The Collaboration and License Agreement continues in force and effect until all obligations arising from the trial have been fulfilled, subject to early termination for a material breach by a party of any of their contractual and/or legal obligations, or, in the case of any other type of breach, when the breaching party has been asked in writing to remedy the breach and the breach is not cured within thirty (30) days from the date on which the written request was sent.

On November 2, 2023, after Sant Joan de Déu - Barcelona Children's Hospital determined that the trial results were positive, VCN and Sant Joan de Déu-Barcelona Children’s Hospital announced an agreement for an exclusive worldwide option to negotiate an exclusive license of certain Sant Joan de Deu intellectual property rights related to the use of VCN-01 in combination with topoisomerase I inhibitor chemotherapies for the treatment of cancer. During the year ended December 31, 2023 the Company paid a Euros (€25,000) option fee.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. License, Collaborative and Employment Agreements and Commitments – (continued)

The CTA continues in effect until completion of all obligations under the CTA. Either party may terminate the CTA prior to completion of its obligations (i) if authorization of the study is withdrawn by the FDA; (ii) if the emergence of any adverse reaction or side effect with SYN-004 (ribaxamase) administered in the Study is of such magnitude or incidence in the opinion of either party to support termination; or (iii) upon a breach of the terms of the CTA if the breaching party fails to cure the breach within 30 days after receipt of notice. The Company has the right to terminate the CTA (i) effective immediately if Washington University fails to perform the study in accordance with the terms of the protocol, the CTA or applicable laws or regulations or if Washington University or the principal investigator become debarred or (ii) upon 14 days written notice and Washington University has the right to terminate the CTA upon 14 days notice if the principal investigator becomes unable to perform or complete the Study and the parties have not, prior to the expiration of such fourteen (14) day period, agreed to an alternative principal investigator. The Company paid $1.1 million related to this agreement during the year ended 2022. There we no payments during 2023 or 2024.

Massachusetts General Hospital Exclusive Option License Agreement

On May 27, 2020, the Company entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of intestinal alkaline phosphatase (“IAP”) to maintain gastrointestinal (GI) and microbiome health, diminish systemic inflammation, and treat age-related diseases. If executed, the Company plans to use this license in the advancement of an expanded clinical development program for SYN-020, its proprietary recombinant version of bovine IAP currently in pre-clinical development. Under the terms of the agreement, the Company is granted exclusive rights to negotiate a worldwide license with MGH to commercially develop SYN-020 to treat and prevent metabolic and inflammatory diseases associated with aging. During the second quarter of 2021, the Company announced an amendment to its option for an exclusive license agreement with MGH to include intellectual property and technology related to the use of SYN-020 to inhibit liver fibrosis in select diseases, including NAFLD. In January 2023, the Company paid $7,500 to extend the option period until July 2024 but elected to not extend the option thereafter.

University of Texas Austin Agreement

On December 19, 2012, the Company entered into a License Agreement with University of Texas Austin (“UT”) for the exclusive license of the right to use, develop, manufacture, market and commercialize certain research and patents related to pertussis antibodies. The License Agreement provides that UT Austin is entitled to payment of past patent expenses, an annual payment of $50,000 per year commencing on the effective date through December 31, 2014, a $25,000 payment on December 31, 2015 and milestone payments of $50,000 upon commencement of Phase 1 clinical trials, $100,000 upon commencement of Phase 3 clinical trials, $250,000 upon NDA submission in the U.S., $100,000 upon European Medicines Agency approval and $100,000 upon regulatory approval in an Asian country. In addition, UT Austin is entitled to a running royalty upon net sales. The License Agreement terminates upon the expiration of the patent rights; provided, however that the License Agreement is subject to early termination by the Company in its discretion and by UT Austin for a breach of the License Agreement by the Company. No amounts were incurred in 2024 and 2023.

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

12. License, Collaborative and Employment Agreements and Commitments – (continued)

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

The Employment Agreement had a stated term of three years and expired on January 2, 2025; however Mr. Shallcross continued thereafter to serve as the Chief Executive Officer and continued to serve as the Chief Financial Officer of the Company thereafter. A new agreement was signed on March 3, 2025. See Subsequent Events.

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

On December 13, 2024, the Board of Directors of the Company awarded Steven A. Shallcross a cash bonus equal to $200,000. In addition, on December 14, 2023, the Company increased his base salary to $667,536 due to a merit increase.

Operating Lease

The Company’s existing leases as of December 31, 2024 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. License, Collaborative and Employment Agreements and Commitments – (continued)

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

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the year ended December 31, 2024 and 2023 approximated $631,000 and $624,000, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of December 31, 2024 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2025	672
2026	587
2027	368
Total	1,627

Discount factor	(215)
Operating lease liability	1,412
Operating lease liability - current	(539)
Operating lease liability - long term	$873

Consulting Fees

In November 2017, the Company engaged a regulatory consultant to assist in the Company’s efforts to prepare, file and obtain FDA approval for ribaxamase. The term of the engagement is on a monthly basis, provided that either party may terminate the agreement at any time by providing the other party a six-month notice period. The Company was obligated to pay the consultant a monthly retainer in addition to success fee payments of up to an aggregate of $4,500,000 for attainment of certain regulatory milestones. The achievement of the milestones is not probable at this time. No amounts incurred in 2024 and 2023.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. License, Collaborative and Employment Agreements and Commitments – (continued)

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

13. Income Taxes

Losses before income taxes for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023

Domestic	$(7,641)	$(8,568)
Foreign	(18,012)	(11,421)

Income/(Loss) before Income Taxes	$(25,653)	$(19,989)

The components of income tax benefit consisted of the following for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Current	—	—

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	(1,640)
Total Deferred	—	(1,640)
Provision (Benefit) for income taxes	—	(1,640)

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes – (continued)

Income tax (benefit) provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Rate	Amount	Rate
US Federal Statutory Tax Rate	$(5,387)	21.00%	(4,198)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	4,445	(17.33)%	(532)	2.66%
Foreign Tax Effects-Spain
Statutory tax rate difference between Spain and United States	(721)	2.81%	(457)	2.29%
Changes in Valuation Allowances	3,741	(14.58)%	1,332	(6.66)%
VCN Impairment	1,400	(5.46)%	0	0%
Changes in Valuation Allowances	(19,347)	75.42%	2,291	(11.46)%
Nontaxable or Nondeductible Items	222	(0.87)%	(187)	0.93%
Other Adjustments	181	(0.71)%	111	(0.56)%
NOL adjustment- 382 study	15,466	(60.28)%	0	0%
Effective Tax Rate	$0	0%	(1,640)	8.20%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Federal, State and Foreign NOL Carryforward	$9,714	$27,356
Accrued Compensation	26	24
Stock Issued For Services	785	957
Stock Issued for Acquisition of Program	1,398	1,457
Stock Issued for License Agreement	888	1,124
Amortizable License Fee	3	3
Other Deferred Tax Asset	11	—
Capitalized Research & Development costs	2,885	2,422

Total Gross DTA	15,710	33,343
Less: Valuation Allowance	(11,326)	(28,351)
Total Deferred Tax Assets	4,384	4,992
Deferred Tax Liabilities:
IPR&D	(4,340)	(4,939)
ASC 842 Net ROU Assets	(44)	(53)
Total Gross DTL	(4,384)	(4,992)

Net Deferred Tax Asset (Liability)	$—	$—

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes – (continued)

On March 10, 2022, the Company acquired VCN, a Spanish Company in a tax-free stock acquisition. Due to this acquisition, VCN is a wholly owned subsidiary of the company. As a result of the acquisition, a deferred tax liability was established with purchase accounting related to acquired In Process Research and Development. A deferred tax asset was also established with purchase accounting related to VCN’s unlimited life net operating loss carryover. During 2024, for book purposes, IPR&D and Goodwill assets were both impaired, with Goodwill written down to zero and IPR&D written down to $17.4 million. The impairment to Goodwill represents a permanent difference and the impairment to IPR&D represents a reduction in the deferred tax liability established with the Company’s VCN acquisition.

At December 31, 2024, the Company has a gross Federal net operating loss carry-forward of approximately $1.8 million available to offset future United States taxable income. In 2024, it was determined that availability of gross Federal net operating losses of $72.7 million were fully limited as well as $3.9 million of current 2024 net operating losses as a result of change of ownership that occurred in 2024 under Section 382 of the Internal Revenue Code. State Net Operating Losses are also limited by Section 382 of the Internal Revenue Code and were limited accordingly. At December 31, 2024, the Company has a gross Foreign net operating loss carry forward of approximately $35.4 million USD. The foreign net operating loss carries forward indefinitely.

In 2020, the Company completed an Internal Revenue Code Section 382 analysis of its historical net operating loss carry-forward amount. As a result, the prior year net operating loss carry-forward was limited by $155.6 million. The decrease in the prior year net operating loss is attributable to control ownership changes which were determined for the years 2013 and 2018 which caused the reduction in the value of the historical net operating loss carry-forward amounts. Updated section 382 analysis were performed in 2021, 2022, 2023  to identify if any additional ownership shifts occurred in these years. It was determined that an ownership shift occurred on January 20, 2021. The result of the updated Section 382 analysis produced an IRC 382 limit due to the 2021  ownership changes. There was no ownership change determined for 2022 or 2023.In 2024 it was determined that all of the Company’s Federal and state Net Operating Loss carryforwards through 12/31/2023 as well as a portion of the current year 2024 loss were limited due to an updated 382 study performed in 2024.

As a result of 2024 section 382 study, the Company’s does not have any pre-2018 net operating losses available for use in future tax years.  In addition, all post 2017 net operating losses through 12/31/2023 are also not available due the section 382 study. A portion or $1.8 million of the net operating loss carry-forward originating in 2024 is subject to additional limitations based on taxable income.

At December 31, 2024, the Company has a gross foreign net operating loss carryforward of approximately $35.4 million Euros related to its Spanish subsidiary, VCN.  The net operating loss does not expire and is available to offset future Spanish taxable income.

The Company’s valuation allowance at December 31, 2024 was approximately $11.3 million. The net change in valuation allowance during the year ended December 31, 2024,was a decrease of $17 million due to the following; $22 million federal and state net operating loss write off related to the 382 limitation offset by  increase in gross domestic and foreign deferred tax assets of $1.6 and $3.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2024 and 2023, management has established a full valuation allowance against its net deferred tax assets in all US tax jurisdictions. The Company has also established a valuation allowance in its Spanish tax jurisdictions as it is no longer in a net deferred tax liability position in Spain.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Subsequent Events

On March 3, 2025, the Company entered into a two-year employment agreement with Steven A. Shallcross, (the “2025 Shallcross Employment Agreement”), to serve as the Chief Executive Officer and to continue to serve as the Chief Financial Officer of the Company.

The 2025 Shallcross Employment Agreement has a stated term of two years but may be terminated earlier pursuant to its terms. The terms of the 2025 Shallcross Employment Agreement were substantially the same as the terms of the 2022 Shallcross Employment Agreement except for the stated term. If Mr. Shallcross’ employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the Company without Cause or by Mr. Shallcross for Good Reason (as each is defined in the 2025 Shallcross Employment Agreement) then in addition to paying the Accrued Obligations, (a) the Company will continue to pay his then current base salary and continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) he shall have the right to exercise any vested equity awards until the earlier of six (6) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the 2025 Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by the Company as described herein would terminate.

The 2025 Shallcross Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the 2025 Shallcross Employment Agreements), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) eighteen (18) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination) subject to him executing a general release in form acceptable to us  that becomes effective. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him subject to him executing a general release in form acceptable to the Company that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Theriva Biologics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Subsequent Events – (continued)

On February 3, 2025, the Company received $1.7 million for the 2023 Research and Development rebate program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in Spain. The reimbursements can be through either tax credits or direct refunds.

On September 16, 2024, the Company issued a press release noting that its THERICAL project had been awarded €2.28 million (approximately $2.54 million) from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities  to support a collaboration between the Company and the Universitat Autònoma de Barcelona (“UAB”) to advance the Company’s suspension cell platform for the clinical manufacture of adenovirus- and adeno-associated virus (“AAV”) therapies. Under the award, the Company (via its wholly owned subsidiary, Theriva Biologics SL) will receive an unsecured loan (the “Loan”) of €1.33 million (approximately $1.48 million) as a lump sum payment in Q1 2025 which shall bear interest at a rate of 4.015% and be repaid over 7 years commencing three years from the date of award and UAB will receive a grant of €0.95 million  (approximately $1.06 million) dedicated to the THERICEL project and paid in annual installments over the next 3 years. The loan was funded on January 17, 2025.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified under the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Remediation of Previously Reported Material Weaknesses

Management reported in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2023, material weaknesses related to the fact that we had not designed and maintained effective review controls at a sufficient level of precision within certain financial statement areas and over unusual transactions involving complex accounting and related disclosure requirements.  Also, we did not maintain effective information technology general controls over user access, program change management, and segregation of duties, within certain key information systems supporting the Company’s accounting and financial reporting processes. Many of the Company’s business process controls dependent upon the information derived from these information systems were also ineffective, as management did not design and implement controls to validate the completeness and accuracy of underlying data utilized in the operation of those controls. During the year ended December 31, 2024, management implemented measures on these processes to ensure that the control deficiencies contributing to the material weaknesses were remediated. Such remedial measures are as follows:

●	Enhanced existing policies and procedures as well as documentation of control owners review to improve execution of controls by Company personnel
●	Enhanced program change management, user access provisioning and monitoring controls to ensure key applications are appropriately reviewed and approved and to enforce appropriate system access and segregation of duties
●	Enhanced the design of key controls to ensure reports used in the performance of controls are complete and accurate

Management has evaluated these additional controls and believes they are operating effectively and therefore the Company has remediated these material weaknesses.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, except for the changes discussed above related to remediation of material weaknesses, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information.

Disclosure of Material Event

On March 3, 2025, we entered into a new employment agreement with Mr. Shallcross (the “2025 Shallcross Employment Agreement”) for a term of two years, pursuant to which he continues to serve as our Chief Executive Officer and Chief Financial Officer and receive the same compensation that he received pursuant to the 2022 Shallcross Employment Agreement. The material terms of the 2025 Shallcross Employment Agreement are set forth below.

Pursuant to the 2025 Shallcross Employment Agreement, Mr. Shallcross is  entitled to an annual base salary of $667,526. Mr. Shallcross is also eligible to receive an annual cash performance bonus targeted at fifty percent (50%) of his annual base salary as well as discretionary annual equity awards pursuant to the Company’s incentive plans. The annual bonus will be based upon the assessment of the Board of Mr. Shallcross’s performance. The 2025 Shallcross Employment Agreement also includes confidentiality obligations and inventions assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The 2025 Shallcross Employment Agreement has a stated term of two years but may be terminated earlier pursuant to its terms. If Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the unpaid base salary through the date of termination and accrued vacation, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the 2025 Shallcross Employment Agreement) then, subject to him executing a general release in form acceptable to the us that becomes effective, in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and if he timely elects continued coverage under COBRA, we  will continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) all unvested equity awards will vest and he shall have the right to exercise any such vested equity awards until the earlier of eighteen (18) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the 2025 Shallcross Employment Agreement), then in addition to paying the Accrued Obligations, Mr. Shallcross or his estate would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us  as described herein would terminate.

The 2025 Shallcross Employment Agreement provides that upon the closing of a “Change in Control” (as defined in the 2025 Shallcross Employment Agreement), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) eighteen (18) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination) subject to him executing a general release in form acceptable to the Company that becomes effective. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him subject to him executing a general release in form acceptable to us that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Insider Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers.

Name	Age	Position
Steven A. Shallcross	63	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey J. Kraws	59	Chairman
John Monahan	77	Director
Jeffrey Wolf, J.D.	60	Director

Steven A. Shallcross. Mr. Shallcross has been a member of our Board of Directors since December 6, 2018 and currently serves as our Chief Executive Officer, a position he was appointed to on December 6, 2018, and our Chief Financial Officer. Mr. Shallcross was appointed as our Interim Chief Executive Officer on December 5, 2017 and has served as our Chief Financial Officer since joining us in June 2015. Mr. Shallcross brings to our company operational, financial and international biotech industry experience, as well as an established track record at leading the financial development and strategy for several publicly traded biotech companies. From May 2013 through May 2015, Mr. Shallcross served as Executive Vice President and Chief Financial Officer of Nuo Therapeutics, Inc. (formerly Cytomedix, Inc.). In January 2016, Nuo Therapeutics, Inc. filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware and on April 25, 2016, the Bankruptcy Court entered an order granting approval of Nuo’s plan of reorganization. From July 2012 to May 2013, Mr. Shallcross held the offices of Executive Vice President, Chief Financial Officer and Treasurer of Empire Petroleum Partners, LLC, a motor fuel distribution company. From July 2011 to March 2012, Mr. Shallcross was Acting Chief Financial Officer of Senseonics, a privately-held medical device company located in Germantown, MD. From January 2009 to March 2011, he served as Executive Vice President and Chief Financial Officer of Innocoll AG (formerly privately held Innocoll Holdings, Inc.), a global, commercial-stage biopharmaceutical company specializing in the development and commercialization of collagen-based products. He also served for four years as the Chief Financial Officer and Treasurer of Vanda Pharmaceuticals, Inc., leading the company through its successful IPO and follow-on offering and previously served as the Senior Vice President and Chief Financial Officer of Middlebrook Pharmaceuticals, Inc. (formerly Advancis Pharmaceutical Corporation). In addition, Mr. Shallcross also served as the Chief Financial Officer of Bering Truck Corporation. From June 2019 until March 2024, Mr. Shallcross served on the board of directors of Elys Game Technology, Corp. a Nasdaq listed international, vertically integrated commercial-stage company engaged in various aspects of the leisure gaming industry and from April 2021 until June 2022, he served on the board of directors of TwinVee Powercats, Co., a designer, manufacturer and marketer of recreational and commercial power catamaran boats.  He holds an MBA from the University of Chicago’s Booth School of Business, a Bachelor of Science degree in Accounting from the University of Illinois, Chicago, and is a Certified Public Accountant in the State of Illinois.

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

Jeffrey J. Kraws.  Mr. Kraws has been a member of the Company’s Board of Directors since January of 2006, and was appointed independent, non-executive Chairman of the Board in May 2012. Since 2003, Mr. Kraws has served as Chief Executive Officer and co-founder of Crystal Research Associates and CRA Advisors, and since February 2012, he has served as partner and co-founder of TopHat Capital, LLC. Since November 9, 2021, Mr. Kraws serves as the Chief Executive Officer of GridIron Bionutrients, Inc. From August 2016 through January 2021, Mr. Kraws served as the Co-President of Ra Medical Systems Inc. (NYSE: RMED), a medical device company. Mr. Kraws is a partner at Grannus Securities Pty Ltd. (an Australian based private equity fund) since November 2015. Mr. Kraws is a partner of PDK Healthcare Innovations LLC. Mr. Kraws also served as Chief Financial Officer of Syncromune, Inc. from February 2022 to February 2024. He also consults and assists in management of private companies through his private practice. Mr. Kraws has received some of the most prestigious awards in the industry. Among other awards, he was given a “5-Star Rating” in 2001 by Zacks and was ranked the number one analyst among all pharmaceutical analysts for stock performance in 2001 by Starmine.com. Prior to founding Crystal Research Associates, Mr. Kraws served as co-president of The Investor Relations Group (IRG), a firm representing primarily under-followed, small-capitalization companies. Previously, Mr. Kraws served as a managing director of healthcare research for Ryan Beck & Co. and as director of research/senior pharmaceutical analyst and managing director at Gruntal & Co., LLC (prior to its merger with Ryan Beck & Company). Mr. Kraws served as managing director of the healthcare research group and senior pharmaceutical analyst at First Union Securities (formerly EVEREN Securities); as senior U.S. pharmaceutical analyst for the Swedish-Swiss conglomerate Asea Brown Boveri; and as managing director and president of the Brokerage/Investment Banking operation of ABB Aros Securities, Inc. He also served as senior pharmaceutical analyst at Nationsbanc Montgomery Securities, BT Alex Brown & Sons, and Buckingham Research. Mr. Kraws also has industry experience, having been responsible for competitive analysis within the treasury group at Bristol-Myers-Squibb Company. During 2006 through February of 2007, Mr. Kraws served as our Vice President of Business Development, on a part-time basis. Since December 2013 until April 2023, Mr. Kraws served on the board of directors of Avivagen Inc. (TSX:VIV) and from 2013 until 2020 served on the board of directors of Saleen Automotive, Inc. (OTC Pink: SLNN). He holds an M.B.A. from Cornell University and a B.S. degree from State University of New York — Buffalo. Mr. Kraws brings a strong business background to us, having worked as a pharmaceutical analyst for over 22 years.

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

Jeffrey Wolf, J.D.   Mr. Wolf, who has been a member of the Company’s Board of Directors since 2006, has substantial experience in creating, financing, nurturing and biomedical ventures based upon breakthrough research and technology. In August 2008, Mr. Wolf founded Scorpius Holdings, Inc. (formerly known as NightHawk Biosciences, Inc.), a publicly traded contract development and manufacturing organization company. Since April 2010, Mr. Wolf has served as the Chief Executive Officer and Chairman of the Board of Scorpius Holdings, Inc. Prior to founding Scorpius Holdings, Inc., from June 1997 to March 2011, Mr. Wolf served as managing director at Seed-One Ventures, LLC a venture firm focused on launching and growing exceptional healthcare companies from the ground up. Mr. Wolf has also founded and run several biomedical companies. Mr. Wolf’s start-ups include Avigen, a San Francisco-based gene therapy company where he was a co-founder and director; TyRx Pharma, a company focused on the development of bio-compatible polymers where he was a co-founder and Chairman; and Elusys Therapeutics, a company focused on the development of ANTHIM, an FDA approved antitoxin against anthrax, which is currently a subsidiary of NightHawk. Mr. Wolf received his MBA from Stanford Business School, his J.D. from New York University School of Law and his B.A. from the University of Chicago, where he graduated with honors in Economics.

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

Insider Trading Policy

We have adopted an insider trading policy (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of NYSE American. The Trading Policy was implemented to assure compliance with the securities laws prohibiting insider trading in our securities and disclosure of material, non-public information to outsiders. It prohibits the purchase and sale of our securities by us, our directors, officers, and employees, as well as members of their households, while in possession of material, non-public information until the third business day after such information is made available to the public. Additionally, our Trading Policy imposes special additional trading restrictions, including requiring pre-clearance of any transaction and prohibiting the purchase or sale of options to sell or buy our securities and short sales. The Trading Policy is annexed to this Annual Report as an exhibit.

Item 11.   Executive Compensation.

We are a “smaller reporting company” and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program, the Compensation Committee is committed to providing the information necessary to help stockholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe the 2024 executive compensation program for our Named Executive Officer.

The following table summarizes all compensation awarded to, earned by or paid to our Named Executive Officer, Steven A. Shallcross, during the fiscal years presented below.

					All Other
Name and Principal				Options	Compensation
Position	Year	Salary ($)(1)	Bonus ($)(2)	Awards ($)(3)	($)(4)	Total ($)
Steven Shallcross	2024	$644,963	$200,000	$—	$31,350	$876,313	(5)
Chief Executive Officer	2023	$614,250	$350,000	$278,450	$29,213	$1,271,913	(5)
and Chief Financial Officer
(1)	Mr. Shallcross’ annual salary was $614,250 commencing January 1, 2023 and $644,963 commencing January 1, 2024.
(2)	Amounts represent annual cash bonuses earned for the applicable fiscal year. The annual cash bonuses are paid in the first quarter of the calendar year following the year to which the cash bonus relates.
(3)	Amount reflects the grant date fair value of the Named Executive Officer’s stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report. In December 2023, Mr. Shallcross was issued options to purchase 28,000 shares of common stock. There were no options issued to the Named Executive Officer during 2024.
(4)	The all other compensation column is comprised of vacation accrual paid, and the portion of medical, dental and vision premiums paid by us on behalf of our Named Executive Officer. These benefits are offered to all Theriva Biologics’ employees who work at least 17.5 hours per week.
(5)	Amount for the year ended December 31, 2024 excludes salary of $152,250 and a bonus of $45,000 paid to the wife of Mr. Shallcross during the year ended December 31, 2024.

Narrative Disclosure to Summary Compensation Table

Overview of Our Compensation Program

A. Philosophy and Objectives

The Compensation Committee seeks to attract and retain superior executive talent by offering competitive base salaries, bonuses and long-term incentives. The Compensation Committee’s philosophy is to deliver higher rewards for superior performance and consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that aligns both the short and long-term interests of our executives with that of our stockholders. Our executive compensation program is based on the following philosophies and objectives:

●	Compensation Should Align with Stockholders’ Interests — The Compensation Committee believes that executives’ interests should be aligned with those of the stockholders. In years prior to 2024, executives were granted stock options so that their total compensation was tied directly to value realized by our stockholders. Executive bonuses are tied directly to the achievement of performance goals that the Compensation Committee believes will ultimately drive stockholder value creation.
●	Compensation is Competitive — The Compensation Committee seeks to provide a total compensation package that attracts, motivates and retains the executive talent that we need in order to maximize our return to stockholders. To accomplish this objective, executive compensation is reviewed annually to ensure that compensation levels are competitive and reasonable relative to our level of performance and to the compensation opportunities provided by comparable companies with which we compete for talent.
●	Compensation Motivates and Rewards the Achievement of Goals — Our executive compensation program is designed to appropriately reward both individual and collective performance that meets and exceeds our annual, long-term and strategic goals. To accomplish this objective, a substantial percentage of total compensation is variable and “at risk,” both through annual incentive compensation in the form of cash bonuses and, in years prior to 2024, the granting of long-term incentive awards.

B. Oversight of Executive Compensation

Role of the Compensation Committee

Pursuant to the terms of its charter, the Compensation Committee is responsible for the review of all aspects of our executive compensation program and makes decisions regarding the compensation of the Named Executive Officer. Our Named Executive Officer for the year ended December 31, 2024 was Steven Shallcross, our Chief Executive Officer who also serves as our Chief Financial Officer.

The Compensation Committee’s responsibilities include but are not limited to the following:

●	Establishing on an annual basis the performance goals and objectives for purposes of determining the compensation of our Chief Executive Officer and other senior executive officers.
●	Evaluating the Chief Executive Officer’s and other senior executive officers’ performance at least annually in light of those goals and objectives, and based upon these evaluations setting the compensation level for those officers.
●	Reviewing the competitive position of, and making recommendations to, the Board of Directors with respect to the cash-based and equity-based compensation plans and our programs relating to compensation and benefits.
●	Overseeing the administration of our stock option plan and incentive compensation plans, making recommendations to the Board of Directors regarding the granting of options and incentives and otherwise assisting the Board of Directors in administering awards under these plans.
●	Reviewing the financial performance and operations of our major benefit plans.

Additional information regarding the Compensation Committee’s responsibilities is set forth in its charter, which is posted on our website at www.therivabio.com. Information contained on our website is intended for informational purposes only and is not incorporated by reference into this Annual Report, and it should not be considered to be part of this Annual Report.

Role of the Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of any other Named Executive Officers. The Chief Executive Officer does not participate in any discussions or processes concerning his own compensation and participates in a non-voting capacity in discussions or processes concerning the compensation of our other members of management. In addition to our Chief Executive Officer, other members of our management and consultants also attend Compensation Committee meetings from time to time and may take part in discussions of executive compensation.

C. Program Design

The Compensation Committee uses a simple and straightforward approach in compensating our Named Executive Officer in which base salary, annual incentives and stock options are the principal components. In addition, executive officers generally participate in the same benefit programs as other full-time employees.

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

During 2024, the salary for our Chief Executive Officer who also serves as our Chief Financial Officer was 67% of his target compensation package and performance based variable compensation comprised 33% of his target compensation. The increase in the percentage of non-variable compensation was due to the fact that no equity awards were granted in 2024. Of the performance based variable compensation none was equity-based compensation and all of the variable compensation was his target cash bonus. The Compensation Committee anticipates awarding equity awards for services provided in 2024 during the first quarter of 2025.

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

We strive to attract and retain the most highly qualified executive officers in an extremely competitive market. Our Compensation Committee believes that it is important when making its compensation decisions to be informed as to the competitive market for executive talent, including the current practices of comparable public companies with which we compete for such talent. Consequently, in December 2023 our Compensation Committee reviewed an executive compensation report prepared by Meridian Compensation Partners, LLC (“Meridian”) at the Compensation Committee’s request. With respect to its analysis of the compensation of the Chief Executive Officer, the Compensation Committee took into account that our Chief Executive Officer also serves as our Chief Financial Officer, which is not typical for most companies.

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

1. Base Salaries

We provide our Named Executive Officers a base salary commensurate with their position, responsibilities and experience. In setting the base salary, the Compensation Committee considers the scope and accountability associated with each Named Executive Officer’s position and such factors as performance and experience of each Named Executive Officer. We design base pay to provide the essential reward for an employee’s work that is required to be competitive in attracting talent. Once base pay levels are initially determined, increases in base pay may be provided to recognize an employee’s specific performance achievements or expansion of responsibilities. The base salaries are targeted to be competitive with other similar biotechnology companies. Base salaries for the Named Executive Officers are set by their respective employment contracts and are reviewed annually by the Compensation Committee referencing an executive compensation report. The Compensation Committee engaged Meridian to provide such a report in 2023, and Mr. Shallcross’ compensation for 2024 was determined by the Compensation Committee taking into account the findings and recommendations of this report. Mr. Shallcross’ base salary was $614,250 for the year ended December 31, 2023. Mr. Shallcross received a 5% merit increase to $644,963 for the year ended December 31, 2024, and on December 13, 2024 received a 3.5% merit increase to $667,536 for the 2025 fiscal year.

2. Bonuses

The Compensation Committee believes that the granting of a bonus is appropriate to motivate our Named Executive Officers. The bonuses are to be rewarded in the discretion of the Compensation Committee and the Board of Directors, based on a review of achievements for the year. The Compensation Committee focuses on individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation. The Compensation Committee also used information from the executive compensation report prepared by Meridian in December 2023 in determining bonus amounts. Although the Compensation Committee does not use any fixed formula in determining bonuses, it does link bonuses to objectives the Compensation Committee deems important such as effective M&A strategy and implementation, financings, and achievement of clinical milestones.

●	Mr. Shallcross’ employment agreement provided that he was eligible for a target bonus of up to fifty percent (50%) of his base salary in cash. After considering Mr. Shallcross’ achievement relative to performance goals in 2024, the Compensation Committee approved a $200,000 cash bonus, or 62% of target.

3. Long-Term Incentives

The Compensation Committee believes that a substantial portion of our Named Executive Officer’s compensation should be awarded in equity-based compensation since equity-based compensation is directly linked to the interests of stockholders. The Compensation Committee has elected to grant stock options to the Named Executive Officers and other key employees as the primary long-term incentive vehicle. In making this determination, the Compensation Committee considered a number of factors including: the accounting impact, potential value of stock option grants versus other equity instruments and cash incentives, and the alignment of equity participants with stockholders. The Compensation Committee determined to grant stock options to:

●	enhance the link between the creation of stockholder value and executive compensation;
●	provide an opportunity for equity ownership;
●	act as a retention tool; and
●	provide competitive levels of total compensation.

In 2023, the Compensation Committee approved grants of options exercisable for 28,000 shares to Mr. Shallcross. The options had a grant date of December 14, 2023, an exercise price of $14.75, vest pro rata on a monthly basis over 36 months and expire seven years from date of grant. No options were granted to Mr. Shallcross in 2024. The Compensation Committee anticipates awarding equity awards for services provided in 2024 during the first quarter of 2025.

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

Retirement Benefits

Each of our Named Executive Officers is eligible to participate in our 401(k) contributory defined contribution plan. Pursuant to our 401(k) plan, all eligible employees, including our Named Executive Officers, are provided with a means of saving for their retirement. We currently match all participating employee contributions up to maximum of 4 percent of compensation which vest immediately.

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

Outstanding Equity Awards at Fiscal Year End

The table below reflects all outstanding equity awards made to each of the Named Executive Officers that are outstanding at December 31, 2024. We currently grant stock-based awards pursuant to our 2020 Stock Incentive Plan (the “2020 Stock Plan”) and have outstanding awards to Mr. Shallcross under our 2010 Stock Incentive Plan (the “2010 Stock Plan”).

		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option
		Options	Options	Exercise	Option
Name	Grant Date(1)	Exercisable	Unexercisable	Price ($)	Expiration Date
Steven Shallcross	12/14/2023	9,334	18,667	$14.75	12/15/2030
	12/15/2022	12,666	6,334	14.50	12/15/2029
	12/23/2021	2,601	—	$82.75	12/23/2028
	12/30/2020	1,801	—	$104.25	12/30/2027
	12/04/2019	1,801	—	$104.50	12/04/2026
	12/06/2018	801	—	$172.25	12/06/2025
	06/01/2015	104	—	$18,900.00	06/01/2025
(1)	Options vested or will vest pro rata, on a monthly basis, over 36 months beginning on their respective grant dates.

Employment Agreements

Steven A. Shallcross, Chief Executive Officer, Chief Financial Officer

On January 3, 2022, we entered into a three-year employment agreement with Mr. Shallcross (the “2022 Shallcross Employment Agreement”) to serve as our Chief Executive Officer and to continue to serve as our Chief Financial Officer. The 2022 Shallcross Employment Agreement replaced the prior employment agreement with us that Mr. Shallcross entered into on December 6, 2018, as amended December 5, 2019. Mr. Shallcross has served as our Chief Financial Officer since June 1, 2015, initially pursuant to the terms of a two year employment agreement that we entered with him on April 28, 2015 (the “Initial Shallcross Employment Agreement”) and then pursuant to an employment agreement we entered into with him on December 6, 2018, which replaced the Initial Shallcross Agreement (the “Amended Shallcross Employment Agreement”). Mr. Shallcross does not receive additional compensation for service as our director. The 2022 Shallcross Employment Agreement expired on January 3, 2025. Pursuant to the 2022 Shallcross Employment Agreement, Mr. Shallcross was initially entitled to an annual base salary of $585,000 which was increased to $614,250 for the year ended December 31, 2023, increased on December 14, 2023 to $644,963 to reflect a 5% merit increase and increased on December 13, 2024 to $667,526 to reflect a 3.5% merit increase. Mr. Shallcross was also eligible to receive an annual cash performance bonus targeted at fifty percent (50%) of his annual base salary and payable based upon the assessment of the Board of Mr. Shallcross’s performance, as well as discretionary annual equity awards pursuant to the Company’s incentive plans. On March 3, 2025, we entered into a new employment agreement with Mr. Shallcross (the “2025 Shallcross Employment Agreement”) for a term of two years, pursuant to which he continues to serve as our Chief Executive Officer and Chief Financial Officer and continues to receive the same compensation that he received pursuant to the 2022 Shallcross Employment Agreement. The material terms of each of the 2022 Shallcross Employment Agreement and the 2025 Shallcross Employment Agreement, (collectively, the “Shallcross Employment Agreements”) are set forth below.

The Shallcross Employment Agreements each contain confidentiality obligations and invention assignments by Mr. Shallcross and non-solicitation and non-competition provisions.

The Shallcross Employment Agreements provide that if Mr. Shallcross’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the unpaid base salary through the date of termination and accrued vacation, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (i) by the us without Cause or by Mr. Shallcross for Good Reason (as each is defined in the Shallcross Employment Agreements) then, subject to him executing a general release in form acceptable to the us that becomes effective, in addition to paying the Accrued Obligations, (a) we will continue to pay his then current base salary and if the Executive timely elects continued coverage under COBRA, we will continue to provide benefits at least equal to those that were provided at the time of termination for a period of twelve (12) months and (b) all unvested equity awards will vest and he shall have the right to exercise any such vested equity awards until the earlier of eighteen (18) months after termination or the remaining term of the awards; or (ii) by reason of his death or Disability (as defined in the Shallcross Employment Agreements), then in addition to paying the Accrued Obligations, Mr. Shallcross or his estate would have the right to exercise any vested options until the earlier of six (6) months after termination or the remaining term of the awards. In such event, if Mr. Shallcross commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits to be provided by us  as described herein would terminate.

The Shallcross Employment Agreements each provide that upon the closing of a “Change in Control” (as defined in the Shallcross Employment Agreements), all unvested options shall immediately vest and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards that Mr. Shallcross may have will be equal to the shorter of: (i) eighteen (18) months after termination, or (ii) the remaining term of the award(s). If within one (1) year after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or we terminate Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the “target” level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination) subject to him executing a general release in form acceptable to us  that becomes effective. If within two (2) years after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for “Good Reason” or the Company terminates Mr. Shallcross’s employment for any reason other than death, disability or Cause, Mr. Shallcross will be entitled to also receive for the period of two (2) consecutive years commencing on the date of such termination of his employment, medical, dental, life and disability insurance coverage for him and the members of his family that are not less favorable to him than the group medical, dental, life and disability insurance coverage carried by the Company for him subject to him executing a general release in form acceptable to the Company that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation’s assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Rule 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

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

The Board has the sole discretion to determine the form and timing of the recovery, which may include repayment, forfeiture and/or an adjustment to future performance-based compensation payouts or awards. The remedies under the clawback policy are in addition to, and not in lieu of, any legal and equitable claims available to the Company. The clawback policy is incorporated by reference in this Annual Report as an exhibit.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure by us of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. We intend to issue equity grants to our officers and/or directors, if granted, at the same time each year, typically in connection with our last meeting of the Board of Directors each fiscal year. Option grants are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day. During the fiscal year ended December 31, 2024, our Named Executive Officer was not awarded any stock options, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation of Directors

The following table sets forth information for the fiscal year ended December 31, 2024 regarding the compensation of our directors who at December 31, 2024 were not also our Named Executive Officer.

	Fees Earned
	or	Option	Other
Name	Paid in Cash	Awards(1)	Compensation	Total
Jeffrey J. Kraws	$180,250	$—	$—	$180,250

John Monahan	$77,750	$—	$—	$77,750

Jeffrey Wolf	$70,750	$—	$—	$70,750
(1)	As of December 31, 2024, the following are the outstanding aggregate number of option awards held by each of our directors who were not also our Named Executive Officer:

Option
Awards
Name	(#)
Jeffrey J. Kraws	11,118

John Monahan	9,900

Jeffrey Wolf	11,118

Our board members were compensated based on the following policies during 2024:

●	Our independent, non-executive Chairman of the Board of Directors received an annual cash retainer of $154,000.
●	Other non-employee members of the Board of Directors were entitled to an annual cash retainer of $47,000.
●	Non-employee directors were entitled to annual cash fees of $7,500, $5,000 and $3,750 for service as a member of the Audit, Compensation and Nominations Committees, respectively.
●	Non-employee directors were entitled to an additional annual cash fee of $15,000, $10,000 and $7,500 for service as Chairman of the Audit, Compensation and Nominations Committees.

In setting 2024 compensation for directors, the Compensation Committee relied on a report prepared by Meridian in December 2023.

Compensation Committee Interlocks

During the last fiscal year ended December 31, 2024, none of our executive officers served on the Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 6, 2025, or as otherwise set forth below, with respect to the beneficial ownership of our Common Stock (i) all persons known to us to be the beneficial owners of more than 5% of the outstanding shares of our Common Stock; (ii) each of our directors and our named executive officers named in the Summary Compensation Table; and (iii) all of our directors and our current executive officer as a group. All share numbers set forth below reflect the 1-for-25 reverse stock split effected on August 26, 2024.

	Shares Owned (2)
	Number of
	Shares	Percentages
Name and Address of Beneficial Ownership (1)	Owned	of Shares (3)
Named Executive Officers and Directors
Jeffrey J. Kraws (4)	11,144	*
Steven Shallcross (5)	47,341	1.68%
Jeffrey Wolf (6)	11,118	*
John Monahan (7)	9,900	*
All current officers and directors as a group (4 persons)	79,503	2.79%
*	represents less than 1% of our Common Stock
(1)	The address for each officer and directors is 9605 Medical Center, Suite 270, Rockville, Maryland 20850.
(2)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, to the knowledge of the Company, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock, preferred stock, options and/or warrants shown as beneficially owned by them, subject to community property laws, where applicable. Pursuant to the rules of the SEC, the number of shares of our Common Stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of March 6, 2025.
(3)	As of March 6, 2025, the Company had 2,782,449 shares of Common Stock outstanding.
(4)	Includes 11,118 shares issuable upon exercise of options held by Mr. Kraws that are exercisable within the 60-day period following March 6, 2025.
(5)	Includes 34,331 shares issuable upon exercise of options held by Mr. Shallcross and 3,010 shares of Common Stock issuable upon exercise of options held by Mrs. Shallcross (Mr. Shallcross’s wife) that are exercisable within the 60-day period following March 6, 2025. Does not include an additional 19,779 shares issuable upon exercise of options held by Mr. Shallcross and 2,110 issuable upon exercise of options held by Mrs. Shallcross that are not exercisable within the 60-day period following March 6, 2025.
(6)	Includes 11,118 shares issuable upon exercise of options held by Mr. Wolf that are exercisable within the 60-day period following March 6, 2025.
(7)	Includes 9,900 shares issuable upon exercise of options held by Dr. Monahan that are exercisable within the 60-day period following March 6, 2025.

Equity Compensation Plan Information

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended December 31, 2024.

Number of
Securities
	Number of		Remaining
	Securities		Available for
	to be Issued Upon	Weighted-Average	Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	7,670	$377.24	—
2020 Stock Incentive Plan	167,364	21.78	2,332,636
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	175,034	$36.88	2,332,636

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

Except as disclosed under “Executive Compensation,” and below there were no related party transactions during the two years ended December 31, 2024 or the current year.

On December 15, 2022, we approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as director of Clinical Operations, for compensation of $145,000 and the grant of an option to purchase 2,000 shares of common stock having a value of $20,000. Ms. Shallcross had been performing services for us during 2022 for total compensation of less than $120,000. On December 14, 2023, Ms. Shallcross’ salary was increased to $152,000, earned a bonus of $70,000 and was granted 3,000 option to purchase Common Stock with a value of $30,000. On December 13, 2024 the Audit Committee approved the compensation of MaryAnn Shallcross of $157,000, a bonus of $45,000.

Director Independence

Our common stock is listed on the NYSE American. Under the rules of NYSE American, independent directors must comprise a majority of a listed company’s board of directors and all members of our audit, compensation and nominations committees must be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that Mr. Kraws, Dr. Monahan and Mr. Wolf, representing a majority of the members of our Board of Directors, are “independent” as that term is defined under the rules of NYSE American. See Part III–Item 10 under the heading “Directors, Executive Officers and Corporate Governance” of this Annual Report for additional information related to director independence.

Item 14.   Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2024 and 2023 by BDO USA, P.C.

	December 31,
	2024	2023
Audit Fees	$659,249	$472,500
Tax Fees	—	—
Total Fees (1)	$659,249	$472,500
(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023.
1.	Independent Registered Public Accounting Firm
2.	Consolidated Balance Sheets as of December 31, 2024 and 2023
3.	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
4.	Consolidated Statements of (Deficit) Equity for the years ended December 31, 2024 and 2023
5.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
6.	Notes to Consolidated Financial Statements
(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	Exhibits

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

1.2

Amendment No. 1, dated May 3, 2021, to the Amended and Restated At Market Issuance Sales Agreement by and among Theriva Biologics, Inc., B. Riley Securities, Inc. and A.G.P./Alliance Global Partners, dated February 9, 2021 ((Incorporated by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed May 3, 2021)

1.3

Amendment No. 2, dated May 2, 2024, to the Amended and Restated At Market Issuance Sales Agreement by and among Theriva Biologics, Inc., and A.G.P./Alliance Global Partners, dated February 9, 2021 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed May 2, 2024)

1.4

Placement Agency Agreement, dated as of September 26, 2024, by and between Theriva Biologics, Inc. and A.G.P./Alliance Global Partners, as placement agent (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K Filed September 30, 2024, File No. 001-12584)

2.1

Share Purchase Agreement by and among Theriva Biologics, Inc., VCN Biosciences, S.L. and the shareholders of VCN Biosciences, S.L. dated December 14, 2021(Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed December 14, 2021, File No. 001-12584.)

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

3.17	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 12, 2022 (File No. 001-12584.)

3.18	Certificate of Change to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 12, 2022 (File No. 001-12584.)

3.19	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 11, 2023, File No. 001-12584.)

3.20

Certificate of Change filed with the Secretary of State of the State of Nevada on August 22, 2024 (effective as of August 26, 2024) (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 26, 2024, File No. 001-12584.)

3.21	Certificate of Change to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584.)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 filed on July 3, 2013, File No. 333-189794.)

4.2	Description of Securities of Theriva Biologics, Inc. (Incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report Form 10-K filed on March 25, 2024, File No. 001-12584)

4.3	Form of Common Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K Filed September 30, 2024, File No. 001-12584)

4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K Filed September 30, 2024, File No. 001-12584)

10.1*	2007 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8 filed January 18, 2008, File No. 333-148764.)

10.2*	Form of Director/Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed January 6, 2009, File No. 001-12584.)

10.3*	2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 filed November 29, 2010, File No. 333-170858.)

10.4

Asset Purchase Agreement dated November 8, 2012 between Theriva Biologics, Inc. and Prev ABR LLC (Incorporated by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.5+

Patent License Agreement dated December 19, 2012 between Theriva Biologics, Inc. and The University of Texas at Austin (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 21, 2012, File No. 001-12584.)

10.6*	Amended and Restated 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on November 15, 2013, File No. 333-192355.)

10.7*	Amended and Restated 2010 Stock Incentive Plan. (Incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on April 13, 2015, File No. 001-12584.)

10.8	Lease dated April 14, 2015 between Registrant. and MCC3, LLC (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report Form 10-K filed on March 25, 2024, File No. 001-12584)

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

10.19+

Second Amendment to Lease dated May 6, 2021 by and between Registrant and ARE-Maryland No. 50, LLC (Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report Form 10-K filed on March 25, 2024, File No. 001-12584) )

10.20*

Employment Agreement with Steven Shallcross dated January 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 4, 2022, File No. 001-12584)

10.21+

Contract to Grant Marketing License for Catalan Institute of Oncology Patent Ownership Application to VCN Biosciences S.L. (Incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.22+

License Agreement between Bellvitge Biomedical Research Institute Foundation (Idibell) and VCN Biosciences S.L. dated May 4, 2016 (Incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.23+

Technology Transfer Agreement between Bellvitge Biomedical Research Institute and VCN Biosciences S.L. dated August 31, 2010 (Incorporated by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584)

10.24+

Collaboration Agreement to Conduct a Clinical Trial and Grant Operating License Agreement between Hospital Sant Joan Dee Deu and VCN Biosciences, S.L dated February 15, 2016 (Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K filed on March 16, 2022, File No. 001-12584))

10.25*	Employment Agreement with Frank Tufaro dated March 22, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2022, File No. 001-12584)

10.26*	Employment Agreement with Mary Ann Shallcross dated April 8, 2022 (Incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report Form 10-K filed on March 25, 2024, File No. 001-12584)

10.27

Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 29, 2022, File No. 001-12584)

10.28

Amendment No. 1 dated as of August 9, 2022 to Securities Purchase Agreement between Synthetic Biologics Inc. and MSD Credit Opportunity Master Fund, L.P., dated as of July 28, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2022, File No. 001-12584)

10.29*

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Steven A. Shallcross, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.30*

Amendment No. 1 to Employment Agreement between Theriva Biologics, Inc. and Francis Tufaro, dated as of December 15, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 20, 2022, File No. 001-12584)

10.31

Form of Share Repurchase Agreement between Theriva Biologics, Inc. and certain selling stockholders (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2022, File No. 001-12584)

10.32*

Separation Agreement, dated as of May 8, 2023, between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023, File No. 001-12584)

10.33*

Consulting Agreement, dated as of May 10, 2023, between Theriva Biologics, Inc. and Frank Tufaro (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2023, File No. 001-12584)

10.34	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K Filed September 30, 2024, File No. 001-12584)

10.35

Amendment No. 2 to the Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584)

10.36*	Employment Agreement between Theriva Biologics, Inc. and Steven A. Shallcross, dated as of March 3, 2025(1)

19.1	Insider Trading Policy (1)

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K Filed March 25, 2024, File No. 001-12584) )

23.1	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.) (1)

31.1	Certification of Steven A. Shallcross, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)

31.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (1)

32.1	Certification of Steven A. Shallcross, Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Steven A. Shallcross, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K Filed March 25, 2024, File No. 001-12584)
101.INS	Inline XBRL Instance Document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

(1)Filed herewith.

*	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
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
Date: March 6, 2025

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

Date: March 6, 2025	By :	/s/ Steven A. Shallcross
Steven A. Shallcross
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 6, 2025	By :	/s/ Jeffrey J. Kraws
Jeffrey J. Kraws
Chairman

Date: March 6, 2025	By:	/s/ John J. Monahan
John J. Monahan
Director

Date: March 6, 2025	By:	/s/ Jeffrey Wolf
Jeffrey Wolf
Director