Form 10-Q
period 2025-03-31
Theriva Biologics, Inc.
filed 2025-05-14
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐    No ☒

As of May 12, 2025, the registrant had 8,186,989 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025 (the “2024 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$10,014	$11,609
Tax credit receivable	1,587	3,228
Prepaid expenses and other current assets	875	1,444
Total Current Assets	12,476	16,281

Non-Current Assets
Property and equipment, net	253	270
Restricted cash	100	96
Right of use asset	1,171	1,272
In-process research and development	18,084	17,358
Deposits and other assets	77	75
Total Assets	$32,161	$35,352

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$437	$859
Accrued expenses	3,769	3,368
Contingent consideration, current portion	1,309	—
Accrued employee benefits	554	1,144
Deferred research and development tax credit-current portion	1,460	1,614
Loans payable-current	51	61
Operating lease liability-current portion	568	539
Total Current Liabilities	8,148	7,585

Non-current Liabilities
Non-current contingent consideration	5,685	6,973
Loan Payable - non-current	1,504	92
Non-current deferred research and development tax credit	595	762
Non-current operating lease liability	732	873
Total Liabilities	16,664	16,285

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred Stock; 10,000,000 authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized, 2,811,259 issued and 2,782,449 outstanding at March 31, 2025 and 2,811,259 issued and 2,782,449 outstanding at December 31, 2024	3	3
Additional paid-in capital	355,601	355,501
Treasury stock at cost, 28,809 shares at March 31, 2025 and at December 31, 2024	(288)	(288)
Accumulated other comprehensive loss	(524)	(1,178)
Accumulated deficit	(339,295)	(334,971)
Total Stockholders’ Equity	15,497	19,067

Total Liabilities and Stockholders’ Equity	$32,161	$35,352

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Costs and Expenses:
General and administrative	$1,449	$1,933
Research and development	2,968	3,459
Total Operating Costs and Expenses	4,417	5,392

Loss from Operations	(4,417)	(5,392)

Other Income:
Foreign currency exchange (loss) gain	(3)	(1)
Interest income	96	228
Total Other Income	93	227

Net Loss before income taxes	(4,324)	(5,165)
Income tax benefit	—	—
Net Loss Attributable to Common Stockholders	$(4,324)	$(5,165)

Net Loss Per Share - Basic and Dilutive	$(1.55)	$(7.53)

Weighted average number of shares outstanding during the period - basic and dilutive	2,782,449	685,923

Net Loss	(4,324)	(5,165)
Gain (loss) on foreign currency translation	654	(569)
Total comprehensive loss	(3,670)	(5,734)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	(288)	$19,067

Stock-based compensation	—	—	100	—	—	—	100
Foreign currency exchange gains (losses)	—	—	—	—	654	—	654
Net loss	—	—	—	(4,324)	—	—	(4,324)

Balance at March 31, 2025	2,811,259	$3	$355,601	$(339,295)	$(524)	(288)	$15,497

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2023	715,028	$1	$346,536	$(309,318)	$32	(288)	$36,963

Stock-based compensation	—	—	160	—	—	—	160
Foreign currency exchange gains (losses)	—	—	—	—	(569)	—	(569)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at March 31, 2024	715,028	$1	$346,696	$(314,483)	$(537)	(288)	$31,389

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(4,324)	$(5,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	100	160
Change in fair value of contingent consideration	21	202
Non-cash lease expense	120	108
Depreciation	26	39
Deferred research and development tax credit	(409)	(223)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	588	766
Accounts payable	(440)	(190)
Accrued expenses	295	382
Accrued employee benefits	(603)	(845)
Operating lease liability	(130)	(115)
Net Cash Used In Operating Activities	(4,756)	(4,881)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Tax credit receivable	1,727	—
Payment of loans payable	(56)	—
Proceeds from long term debt	1,401	—
Net Cash provided by Financing Activities	3,072	—

Effects of exchange rate changes on cash and cash equivalents	93	(38)
Net decrease in cash and cash equivalents and restricted cash	(1,591)	(4,919)
Cash and cash equivalents and restricted at the beginning of this period	11,705	23,279
Cash and cash equivalents and restricted cash at the end of this period	$10,114	$18,360

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$10,014	$18,261
Restricted cash included in other long-term assets	100	99
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$10,114	$18,360

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K.

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

As a result of the Reverse Stock Split, each twenty-five (25) pre-split shares of Common Stock outstanding was automatically combined into one (1) new share of Common Stock without any action on the part of the holders, and the number of outstanding shares Common Stock was reduced from 25,131,230 shares to 1,005,249 shares (subject to rounding of fractional shares) and the number of authorized shares of Common Stock was reduced from 350,000,000 share to 14,000,000 shares and then increased to 350,000,000 after obtaining approval of the Company’s shareholders at the 2024 annual meeting of stockholders. Stockholders who otherwise were entitled to receive fractional shares because they held a number of pre-reverse stock split shares of the Company’s Common Stock not evenly divisible by 25, received, in lieu of a fractional share, that number of shares rounded up to the nearest whole share. The Reverse Stock Split did not alter the par value of the Company’s Common Stock or modify any voting rights or other terms of the Common Stock. In addition, pursuant to their terms, a proportionate adjustment was made to the per share conversion exercise price and number of shares issuable under all of the Company’s outstanding shares of convertible preferred stock and stock options and warrants to purchase shares of Common Stock, and the number of shares authorized and reserved for issuance pursuant to the Company’s equity incentive plans was reduced proportionately.

All affected share amounts and exercise/conversion prices in the condensed consolidated financial statements and footnotes below have been adjusted retrospectively for the Reverse Stock Split.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

requiring adjustments to these balances in future periods. As of March 31, 2025, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of March 31, 2025, the Company had an accumulated deficit of approximately $339 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

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

The Company does not have sufficient capital to fund its operations beyond the next twelve months. In order to address the Company’s capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering as well as partnerships and other collaborations. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

At March 31, 2025 the Company had cash and cash equivalents of approximately $10.0 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand of $14.1 million in early May 2025 will be sufficient to fully execute its plans into the first quarter of 2026. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, manufacturing costs for near-term clinical supply and limited research efforts, including completing its funding requirements for its ongoing current trials for VCN-01. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its at the market offering sales agreement (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

3. Summary of Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the 2024 Form 10-K.

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

As the Company does not currently generate revenue, the CODM assesses Company performance through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. The measure of segment assets is reported on the balance sheet as total assets.

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

No impairment charges were recorded during the three months ended March 31, 2025 and 2024.

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

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2025 and 2024.

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

4. Intangibles

As a result of the acquisition of VCN, the Company has an intangible asset, in-process research and development (“IPR&D”). The IPR&D is deemed to have indefinite lives and therefore not amortized.

The following table provides the Company’s in-process R&D as of March 31, 2025.

In-process
R&D (in thousands)
Balance at December 31, 2024	$17,358
Effects of exchange rates	726
Balance at March 31, 2025	$18,084

There were no impairment charges recorded during the three months ended March 31, 2025 and 2024.

5. Fair Value of Financial Instruments

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these level 1 instruments.

5. Fair Value of Financial Instruments – (continued)

As a result of the acquisition of VCN the Company acquired interest-free or below-market interest rate loans extended by Spanish government. Additionally, the Company received an unsecured loan of €1.3 million (approximately $1.4 million) as a lump sum payment on January 17, 2025 which bears interest at a rate of 4.015% from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities (See Note 12) The carrying value of the loans payable approximate fair value and are classified under level 2.

In connection with the Acquisition of VCN, the Company was required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings of which to date $6.3 million has been paid. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN - 01 in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited ("Grifols"), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $7.0 million as of March 31, 2025 and is reflected as contingent consideration, current portion of $1.3 million and non-current contingent consideration liability of $5.7 million. During the three months ended March 31, 2025 and 2024, the Company recognized in operating expense a $21,000 and $202,000, respectfully, fair value adjustment increase to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three months ended March 31, 2025 and 2024.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of March 31, 2025 and December 31, 2024:

(in thousands)
Balance at December 31, 2024	$6,973
Change in fair value	21
Balance at March 31, 2025	$6,994

Contingent consideration, current portion	$1,309
Contingent consideration, net of current portion	5,685
Balance at March 31, 2025	$6,994

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	699
Balance at December 31, 2024	$6,973

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,973
Balance at December 31, 2024	$6,973

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,994	$—	$—	$6,994
Total liabilities	$6,994	$—	$—	$6,994

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,973	$—	$—	$6,973
Total liabilities	$6,973	$—	$—	$6,973

5. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 31, 2025
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	13.2% to 13.3%
		Weighted Average Discount rate	13.2%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	11.6% to 11.8%
		Weighted Average Discount rate	11.7%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

6. Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts Theriva S.L. incurs in Spain. The reimbursements can be through either tax credits or direct refunds. The program provides for certain limits on the types and amounts of expenses for which reimbursement may be sought and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period.

In the quarter ended June 30, 2023, the Company completed the certification and applied for direct reimbursement, as opposed to a tax credit, for its qualifying research and development expenses incurred in the year ended December 31, 2022. The Company received approvals from the Spanish government in September and October 2023. During the quarter ended June 30, 2024, the Company

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2023. The Company received approvals from the Spanish government in December 2024.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $3.2 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $1.6 million and a deferred research and development tax credit non-current portion of $762,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ending March 31, 2025 and 2024 the Company recorded $409,000 and $223,000, respectively as a reduction in research and development expense. In February 2025, the Company received $1.7 million for the 2023 Research and Development rebate program sponsored by the Spanish government.

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2025	2024
Prepaid manufacturing expenses	$181	$375
Prepaid insurance	252	374
Prepaid clinical research organizations	79	365
Prepaid consulting, subscriptions and other expenses	254	235
VAT receivable	109	95

Total	$875	$1,444

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	March 31,	December 31,
	2025	2024
Computers and office equipment	$711	$708
Other property, plant and equipment	410	392
Leasehold improvements	94	94
Software	11	11
	1,226	1,205
Less: accumulated depreciation and amortization	(973)	(935)

Total	$253	$270

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Accrued expenses (in thousands)

	March 31,	December 31,
	2025	2024
Accrued clinical consulting services	$3,241	$2,390
Accrued manufacturing costs	383	772
Accrued vendor payments	145	206

Total	$3,769	$3,368

Accrued employee benefits (in thousands)

	March 31,	December 31,
	2025	2024
Accrued bonus expense	$220	$870
Accrued compensation expense	234	187
Accrued vacation expense	100	87

Total	$554	$1,144

8. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2025, there were 7,670 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased such that 2,500,000 shares were authorized as of March 31, 2025. As of March 31, 2025, there were 167,364 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted during the three months ended March 31, 2025 and 2024.

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

Notes to Condensed Consolidated Financial Statements

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,

8. Stock-Based Compensation – (continued)

●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A summary of stock option activity for the three months ended March 31, 2025 and the year ended December 31, 2024 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2023	175,049	$45.55	7.70 years	$—

Granted	420	5.25
Expired	(435)	3,498.79
Forfeited	—	—
Balance - December 31, 2024	175,034	36.88	6.72 years	—

Expired	—	—
Forfeited	—	—

Balance - March 31, 2025 - outstanding	175,034	$36.88	6.47 years	$—

Balance - March 31, 2025 - exercisable	118,366	$47.50	5.84 years	$—

Grant date fair value of options granted – year ended December 31, 2024		$1,526

Weighted average grant date fair value – year ended December 31, 2024		$3.63

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended March 31, 2025 and 2024 was $84,000 and $106,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended March 31, 2025 and 2024 was $16,000 and $54,000, respectively.

As of March 31, 2025, total unrecognized stock-based compensation expense related to stock options was $495,000, which is expected to be expensed through September 2026.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2025 and 2024.

9. Stock Warrants

On September 27, 2024, the Company consummated a public offering (the “Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. The Company received aggregate gross proceeds from the Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering primarily for working capital and general corporate purposes, including research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant was immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share and was to remain exercisable until the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants could be exercised on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the Common Warrants and Pre-Funded Warrants are required to be equity classified. The Common Warrants were valued on the date of grant using Black Scholes model. During the three months ended March 31, 2025 and 2024 there were zero Common Warrants exercised and as of December 31, 2024, 510,000 Pre-Funded warrants were exercised.

A summary of all warrant activity for the Company for the year ended December 31, 2024 and March 31, 2025 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2023	—	$—	—
Granted	1,938,600	1.47	4.74 years
Exercised	(510,000)	0.0001
Forfeited	—	—	—
Balance at December 31, 2024	1,428,600	2.0	4.74 years

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at March 31, 2025	1,428,600	2.0	4.50 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024 was $4.3 million and $5.2 million, respectively. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2025 were 175,034 and 1,428,600, respectively, and for the three months ended March 31, 2024 were 175,034 and 0, respectively, because their effect is anti-dilutive.

11. Common and Preferred Stock

Series C and D Preferred Stock

On July 29, 2022, the Company closed a private placement offering pursuant to the terms of a Securities Purchase Agreement dated as of July 28, 2022 entered into with MSD Credit Opportunity Master Fund, L.P.(the “Securities Purchase Agreement”), pursuant to which the Company issued and sold 275,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), and 100,000 shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share, (the “Series D Preferred Stock,” and together with the Series C Preferred Stock, the “Preferred Stock”), at an offering price of $8.00 per share, for gross proceeds of approximately $3.0 million in the aggregate, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock were convertible, at a conversion price (the “Conversion Price”) of $1.22 per share (subject in certain circumstances to adjustments), into an aggregate of 2,459,016 shares of the Company’s Common Stock, at the option of the holders of the Preferred Stock and, in certain circumstances, by the Company. The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company and customary conditions to closing.

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

During year ending December 31, 2024, the Company issued 72,132 shares of its Common Stock upon the conversion effected by the holder of the Series C Preferred of 275,000 shares of its Series C convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversions during the year ending December 31, 2024, the Company reduced the Series C Preferred Stock $2.0 million and Additional Paid in Capital $2.0 million. There are no shares of Series C Preferred Stock outstanding as of March 31 31, 2025.

During year ending December 31, 2024, the Company issued 26,230 shares of its Common Stock upon the conversion effected by the holder of the Series D Preferred of 100,000 shares of its Series D convertible Preferred Stock at a conversion price of $30.50 per share. As a result of the conversion during the year ending December 31, 2024 the Company reduced the Series D Preferred Stock by $728,000 and Additional Paid in Capital by $728,000. There are no shares of Series D Preferred stock outstanding as of March 31, 2025.

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

During September, 2024, the Company announced that its THERICEL project had been awarded €2.28 million (approximately $2.54 million) from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities to support a collaboration between the Company and the Universitat Autònoma de Barcelona (“UAB”) to advance the Company’s THERICEL suspension cell platform for the clinical manufacture of adenovirus- and adeno-associated virus (“AAV”) therapies. Under the award, the Company (via its wholly owned subsidiary, Theriva Biologics SL) received an unsecured loan (the “Loan”) of €1.3 million (approximately $1.4 million) as a lump sum payment on January 17, 2025 which bears interest at a rate of 4.015% and is to be repaid over 7 years commencing three years from the date of award.

	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
	Current	Non-current	Current	Non-current

NEBT Loan	8	$17	7	$16
RETOS 2015	43	34	54	76
THERICEL Loan	—	1,453	—	—
	$51	$1,504	$61	$92

A maturity analysis of the debt as of March 31, 2025 is as follows (amounts in thousands of dollars):

2025	$6
2026	53
2027	33
2028	10
2029	32
Thereafter	1,421
Total	$1,555

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

The Company also leases research and office facilities in Parets del Vallès, Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three months ended March 31, 2025 and 2024 approximated $155,000 and $158,000, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of March 31, 2025 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2025	497
2026	581
2027	368
Total	1,446

Discount factor	(146)
Operating lease liability	1,300
Operating lease liability – current	(568)
Operating lease liability – long term	$732

Risks and Uncertainties

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact the Company’s business in the future. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in its clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages. In addition, tariffs imposed by countries where we conduct our research and development or where we obtain supplies could impact the prices we pay for goods and services Further, although the Company has not experienced any material adverse effects on business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of its drug candidates or services providers, foreign exchange rates or employee wages. The Company is actively monitoring the effects that these disruptions and increasing inflation could have on its operations.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14. Related Party

On December 14, 2023 the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as Director of Clinical Operations, for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 3,000 shares of Common Stock having a value of $30,000. During the year ended December 31, 2023, the Company had $145,000 in compensation expense related to Mrs. Shallcross. On December 13, 2024 the Company approved the compensation of MaryAnn Shallcross of $157,000 and a bonus of $45,000. During the three months ended March 31, 2025, the Company had $39,000 in compensation expense related to Ms. Shallcross.

15. Subsequent Events

On April 29, 2025, the Company granted options to purchase 25,000 shares of Common Stock to each non-executive director, each option so granted (1) to have as a grant date of April 29, 2025; (2) have an exercise price equal to the fair market value of the Corporation’s Common Stock on the date of grant; (3) vest pro rata on a monthly basis over a twelve month period commencing May 1, 2025; (4) have a seven (7) year term from the grant date; (5) be evidenced by one of the forms of Stock Option Agreement approved by the Committee or the Board; (6) such grant and any related transaction to be exempt from Section 16b of the Securities Exchange Act by virtue of Rule 16b-3.Also, on April 29, 2025, the Company granted options to Steven A. Shallcross to purchase 190,000 shares of Common Stock (1) have as a grant date the date that these resolutions are adopted the Board; (2) have an exercise price equal to the fair market value of the Corporation’s Common Stock on the date of grant; (3) vest pro rata on a monthly basis over a three year period commencing May 1, 2025; (4) have a seven year term from the grant date; (5) be evidenced by one of the forms of Stock Option Agreement approved by the Committee or the Board; (6) be an incentive option to the extent permitted; and (7) such grant and any related transaction to be exempt from Section 16b of the Securities Exchange Act by virtue of Rule 16b-3. Additionally, on April 29, 2025, the Company granted options to employees to purchase 706,500 shares of Common Stock (1) have as a grant date the date that these resolutions are adopted the Board; (2) have an exercise price equal to the fair market value of the Corporation’s Common Stock on the date of grant; (3) vest pro rata on a monthly basis over a three year period commencing May 1, 2025; (4) have a seven year term from the grant date; (5) be evidenced by one of the forms of Stock Option Agreement approved by the Committee or the Board; and(6) be an incentive option to the extent permitted.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On May 8, 2025 the Company consummated a public offering (the “Offering”) of an aggregate of (i) 1,990,900 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 4,827,280 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 6,818,180 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.10. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.099.The Company received aggregate gross proceeds from the Offering of approximately $7.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering primarily for working capital and general corporate purposes, including for research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant is immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.001 per share and will remain exercisable until such Pre-Funded Warrant is exercised in full. Each Common Warrant has an exercise price of $1.10 per Common Warrant Share, is immediately exercisable, and expires five (5) years from its issuance date. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will be adjusted in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. In the event of a fundamental transaction, as described in each of the Common Warrants and the Pre-Funded Warrants, the holders of the such warrants will be entitled to receive upon exercise of their respective warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised their warrants immediately prior to such fundamental transaction. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will have the right to require us to repurchase its Common Warrants at the Black Scholes Value; provided, however, that, if the fundamental transaction is not within the Company’s control, including not approved by the Company’s board of directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Common Warrant, that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants may be exercised on a cashless basis at any time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our 2024 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2024 Form 10-K.

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the acquisition in March 2022 of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), described in more detail below (the “Acquisition”), we transitioned our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 hyaluronidase, is currently being evaluated in a Phase 2b clinical study for the treatment of pancreatic cancer (“VIRAGE”), and has recently been used to treat patients in a Phase 1 clinical study for the treatment of retinoblastoma, and Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

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

Financial Developments

On May 8, 2025 we consummated a public offering (the “Offering”) of an aggregate of (i) 1,990,900 shares (the “Shares”) of Common Stock, par value $0.001 per share (the “Common Stock”), (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 4,827,280 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 6,818,180 shares of common stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.10. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.099. We received aggregate gross proceeds from the Offering of approximately $7.5 million, before deducting placement agent fees and other offering expenses. We intend to use the proceeds of the Offering primarily for working capital and general corporate purposes, including for research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant is immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.001 per share and will remain exercisable until such Pre-Funded Warrant is exercised in full. Each Common Warrant has an exercise price of $1.10 per Common Warrant Share, is immediately exercisable, and expires five (5) years from its issuance date. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will be adjusted in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. In the event of a fundamental transaction, as described in each of the Common Warrants and the Pre-Funded Warrants, the holders of the such warrants will be entitled to receive upon exercise of their respective warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised their warrants immediately prior to such fundamental transaction. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will have the right to require us to repurchase its Common Warrants at the Black Scholes Value; provided, however, that, if the fundamental transaction is not within the our control, including not approved by our board of directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Common

Warrant, that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants may be exercised on a cashless basis at any time.

A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to our, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of our shares of Common Stock outstanding immediately after giving effect to the exercise.

On February 3, 2025, we received $1.7 million for the 2023 Research and Development rebate program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds.

On September 16, 2024, we issued a press release noting that our THERICEL project had been awarded €2.28 million (approximately $2.54 million) from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science, Innovation & Universities to support a collaboration between us and the Universitat Autònoma de Barcelona (“UAB”) to advance the our suspension cell platform for the clinical manufacture of adenovirus- and adeno-associated virus (“AAV”) therapies. Under the award, we (via our wholly owned subsidiary, Theriva Biologics SL) will receive an unsecured loan (the “Loan”) of €1.3 million (approximately $1.4 million) as a lump sum payment in Q1 2025 which shall bear interest at a rate of 4.015% and be repaid over 7 years commencing three years from the date of award and UAB will receive a grant of €0.95 million (approximately $1.06 million) dedicated to the THERICEL project and paid in annual installments over the next 3 years. The loan was funded on January 17, 2025.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-versus host disease. allo-HCT allogeneic hematopoietic cell transplant. CSR clinical study report. HNSCC head and neck squamous cell carcinoma. IV intravenous. IVit intravitreal. For other abbreviations see the text.

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

Recent Clinical Developments

On May 7, 2025, we announced positive topline outcomes from the VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01 (zabilugene almadenorepvec) plus standard-of-care (SoC) chemotherapy gemcitabine/nab-paclitaxel as a first line therapy for patients with metastatic pancreatic ductal adenocarcinoma (PDAC) for whom gemcitabine/nab-paclitaxel is the recommended first-line treatment option. VCN-01 is a systemically-administered, tumor selective, stroma-degrading oncolytic adenovirus that has been granted Orphan Drug Designation and Fast Track Designation by the U.S. Food and Drug Administration (FDA) for the treatment of pancreatic cancer.

The analysis of the VIRAGE trial (see “About VIRAGE” below) includes data for first-line treatment of 96 newly-diagnosed metastatic PDAC patients:

●	In the primary endpoint analysis, the 48 patients treated with at least one dose of gemcitabine/nab-paclitaxel SoC had a median overall survival (OS) of 8.6 months, while the 48 patients treated with VCN-01 followed by at least one dose of gemcitabine/nab-paclitaxel SoC had a median OS of 10.8 months [Hazard Ratio (HR) = 0.57, 95% CI 0.34-0.96, p=0.0546].
●	The improvements in OS in the VCN-01+SoC treatment arm compared to the SoC control arm were reflected in increased progression free survival (PFS) [median PFS 7.0 vs 4.6 months; HR = 0.55, 95% CI 0.34-0.88, p= 0.0105].
●	The median duration of response (DoR) was 5.4 months (n=15) in the SoC control arm, while the median DoR in the VCN-01+SoC treatment arm was doubled to 11.2 months (n=19, HR = 0.22, 95% CI 0.08-0.62, p=0.0035).

The increase in OS was greater for patients who received 2 doses of VCN-01 and 4 or more cycles of gemcitabine/nab-paclitaxel SoC (n=34) compared with patients who received 4 or more cycles of gemcitabine/nab-paclitaxel SoC (n=29) [median OS 14.8 and 11.6 months respectively; HR=0.44, 95% CI: 0.21-0.92, p=0.046], suggesting that the second dose of VCN-01 (administered 3 months after the first dose) provides a meaningful additional benefit in this treatment subgroup.

On March 31, 2025, we announced that a second Independent Data Monitoring Committee (IDMC) review of data from the VIRAGE Phase 2b clinical trial in newly-diagnosed metastatic pancreatic ductal adenocarcinoma (PDAC) found that VCN-01 was well tolerated in combination with standard-of-care chemotherapy (gemcitabine/nab-paclitaxel) and the adverse event (AE) profile was as expected for the patient population and the medications being studied. The VCN-01 AE profile was consistent with that observed in prior clinical trials. The most common VCN-01 related AEs (pyrexia, flu-like illness, vomiting, nausea, and elevated transaminases) were transient and reversible. These AEs were observed to be less frequent and of reduced CTCAE grade after the second VCN-01 dose (administered on day 92) compared to the first VCN-01 dose (administered on day 1). The IDMC noted that the overall type and number of AEs in the VCN-01 treatment group was as expected for the pancreatic cancer population, the duration of treatment, and the administration of an oncolytic virus.

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

VCN-01 has been administered to 142 patients across multiple Phase 1 clinical trials and the Phase 2b VIRAGE trial, including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Current clinical update

We are currently conducting a Phase 2b clinical trial of intravenous VCN-01 with nab-paclitaxel plus gemcitabine in patients with PDAC. Additional investigator sponsored studies comprise a Phase 1 trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors. Additionally, the Clinical Study Reports (CSRs) are being prepared for the Phase 1 Trial of intravenous VCN-01 in combination with durvalumab in subjects with recurrent/ metastatic squamous cell carcinoma of the head and neck (mSCCHN) and the Phase 1 trial evaluating intravitreal VCN-01 in patients with retinoblastoma.

Phase 1 Clinical Trials in PDAC

The safety, tolerability, and potential dosing regimens for VCN-01 in patients with PDAC or colorectal cancer were evaluated in Phase 1 clinical trials evaluating intratumoral (n=8; NCT02045589) and intravenous (n= 42; NCT02045602) VCN-01 either alone or in combination with gemcitabine ± nab-paclitaxel (published in J. Immunother. Cancer 2021 Nov;9(11):e003254 and J. Immunother. Cancer 2022 Mar;10(3):e003255, respectively). Intravenous VCN-01 was found to have an acceptable tolerability profile in PDAC and colorectal cancer patients and demonstrated compelling biochemical and clinical outcomes that enabled the advancement of VCN-01 into the Phase 2 clinical trial in patients with metastatic PDAC.

Phase 2 Trial of intravenous VCN-01 with nab-paclitaxel plus gemcitabine in patients with PDAC

In January 2023, we dosed the first patients in VIRAGE, the Phase 2b randomized, open-label, multicenter clinical trial of systemically administered VCN-01 in combination with standard-of-care (SoC) chemotherapy (gemcitabine/nab-paclitaxel) as a first line therapy for patients with newly-diagnosed metastatic pancreatic ductal adenocarcinoma. The study is being conducted at approximately 17 sites in the US and EU. Two doses of VCN-01 are included in the treatment arm: the 1st dose is administered on day 1, then one week later 3 cycles of gemcitabine and nab-paclitaxel as standard of care is administered. The second VCN-01 dose is administered 7 days before the 4th cycle of chemotherapy (approximately 90 days after the first VCN-01 dose), followed by additional cycles of gemcitabine/nab-paclitaxel chemotherapy.

Patient dosing was initiated in the U.S. in July 2023 and on September 23, 2024, we announced that we achieved our target patient enrollment of 92 evaluable patients in the VIRAGE Phase 2b clinical trial. Thirty - six patients received their second doses of intravenous VCN-01, which were well tolerated and demonstrated the expected VCN-01 adverse event profile. Topline data for the VIRAGE Phase 2b clinical trial are anticipated for Q2 2025.

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

On December 5, 2024 we announced the outcomes of a Type D meeting with the FDA to obtain guidance on the design of a Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of PDAC. FDA advised that the optimal path forward for the VCN-01 PDAC program is to conduct a stand-alone Phase 3 study of VCN-01 with gemcitabine/nab-paclitaxel. The FDA provided general agreement with our proposed design for a Phase 3 clinical study and indicated that inclusion of additional standard-of-care chemotherapy for PDAC was not necessary as it would complicate the study design and analysis. The FDA meeting also highlighted the FDA’s preferences regarding certain statistical elements of confirmatory clinical studies, including methods for sample size estimation and the study population(s) used for data analysis

On February 4, 2025, we received Scientific Advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) on the design of a Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of metastatic PDAC. Consistent with feedback from the FDA, CHMP advised that a marketing authorization application (MAA) for VCN-01 in metastatic PDAC could be supported by positive results from a randomized, controlled, stand-alone Phase 3 study comparing VCN-01 combined with gemcitabine/nab-paclitaxel to gemcitabine/nab-paclitaxel standard-of-care alone. The Scientific Advice also included CHMP suggestions regarding the study populations, inclusion/exclusion criteria, randomization and blinding, priority endpoints, and proposed statistical strategies for data analysis. An additional comment from the EMA Committee for Orphan Medicinal Products (COMP) noted that the potential benefit of VCN-01 with gemcitabine/nab-paclitaxel in a Phase 3 trial will be compared with the therapeutic effects of the other approved standard-of-care chemotherapies (FOLFIRINOX, NALIRIFOX) when considering maintenance of the Orphan Medicinal Product status of VCN-01 at the time of an MAA.

On March 31, 2025, we announced that a second Independent Data Monitoring Committee (IDMC) review of data from the VIRAGE Phase 2b clinical trial in newly-diagnosed metastatic pancreatic ductal adenocarcinoma (PDAC) found that VCN-01 was well tolerated in combination with standard-of-care chemotherapy (gemcitabine/nab-paclitaxel) and the adverse event (AE) profile was as expected for the patient population and the medications being studied. The VCN-01 AE profile was consistent with that observed in prior clinical trials. The most common VCN-01 related AEs (pyrexia, flu-like illness, vomiting, nausea, and elevated transaminases) were transient and reversible. These AEs were observed to be less frequent and of reduced CTCAE grade after the second VCN-01 dose (administered on day 92) compared to the first VCN-01 dose (administered on day 1). The IDMC noted that the overall type and number of AEs in the VCN-01 treatment group was as expected for the pancreatic cancer population, the duration of treatment, and the administration of an oncolytic virus.

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

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

In February 2019, VCN entered into a Clinical Trial Agreement with Catalan Institute of Oncology (ICO) (Spain) to conduct an investigator sponsored Phase 1 clinical study to evaluate the safety, tolerability and RP2D of a single intravenous injection of VCN-01 combined with durvalumab in two administration regimens: VCN-01 concomitantly with durvalumab, or sequentially with durvalumab starting two weeks after VCN-01 administration (NCT03799744). The study is also designed to evaluate whether VCN-01 treatment can re-sensitize PD-(l)-1 refractory tumors to subsequent anti-PD-L1 therapy. Durvalumab is a human monoclonal antibody (mAb) of the immunoglobulin G (IgG) 1 kappa subclass that inhibits binding of PD-L1. It is marketed as IMFINZI® by AstraZeneca/MedImmune, who supplied the product for its use in the clinical study. This Phase I trial is a multicenter, open label, dose escalation study in patients with histologically confirmed head and neck squamous cell carcinoma from specific sites: oral cavity, oropharynx, larynx or hypopharynx that is recurrent/metastatic (R/M) and not amenable to curative therapy by surgery or radiation. In addition, all patients should have undergone prior exposure to anti-PD-(L) 1 and progressed. Patients are entered at each dose level, according to a planned dose escalation schedule. The treatment is a single intravenous VCN-01 dose combined with concomitant intravenous durvalumab (MEDI4736) 1500 mg Q4W (Arm I) or durvalumab starting two weeks after VCN-01 administration (“sequential schedule”; Arm II). Patient recruitment into Arm I and Arm II was performed concurrently. Intravenous VCN-01 was administered to each patient only once during the trial at the VCN-01 dose level to which they were randomized. Durvalumab was administered Q4W until disease progression, unacceptable toxicity, withdrawal of consent, or another discontinuation criterion. Patient recruitment into the study was completed in February 2022 with a total of 18 patients enrolled. On September 5, 2022 we announced a presentation of initial data from this study in a poster at the European Society for Medical Oncology (ESMO) Congress. The poster reported that treatment with VCN-01 was well tolerated when administered with durvalumab in the sequential schedule and the most common treatment-related adverse events were dose-dependent and reversible pyrexia, flu-like symptoms and increases in liver transaminases. Sustained blood levels of VCN-01 viral genomes and increased serum hyaluronidase levels were maintained for over six weeks and analysis of tumor samples showed an increase in CD8 T cells (a marker of tumor inflammation); upregulation of PD-L1; and downregulation of matrix-related pathways after VCN-01 administration. The study has been completed and the clinical study report is being prepared.

On October 16, 2023, we presented additional data from this study in a poster at the European Society for Medical Oncology (ESMO) 2023 Congress held virtually and in Madrid, Spain from October 20-24, 2023. Key data and conclusions featured in the ESMO presentation include:

●	20 patients were enrolled with a median of 4 prior lines of therapy, from which six in the concomitant (CS) (single dose of VCN-01 in combination with durvalumab on day 1) and 12 in the sequential (SS) (single dose of VCN-01 on day -14 and durvalumab on day 1) were evaluable for response.
●	In the CS cohort at the 3.3×10[12] viral particles (vp) dose, overall survival (OS) was 10.4 months.
●	In the SS cohort at the 3.3×10[12]vp dose OS was 15.5 months, whereas in the SS cohort at the 1×10[13] vp dose OS was 17.3 months.
●	11 patients (61.1%) were alive >12 months (2 in CS; 5 in SS at 3.3×10[12]vp, 4 in SS at 1×10[13] vp).
●	In spite of the advanced stage of the disease, and a global objective response rate for the trial of 5.5%, most of the patients appeared to benefit from subsequent treatment, with 2 patients showing complete responses to palliative chemotherapy and at least one patient still alive 4 years after entering the study.
●	Biological activity: Patients showed VCN-01 replication and increased serum hyaluronidase levels were maintained for over six weeks.
●	Observed an increase in CD8 T cells, a marker of tumor inflammation and an upregulation of PD-L1 in tumors.
●	Increase of PDL1- combined positive score (CPS; 16/21; p=0.013) and CD8 T-cells (12/21; p=0.007) from baseline were found in tumor biopsies.
●	There was a statistically significant correlation between OS observed in patients and CPS on day 8 (p=0.005).

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

On October 3, 2024, we announced a positive outcome from the DSMC review of results from the second Cohort of our Phase 1b/2a randomized, double - blinded, placebo - controlled clinical trial of SYN - 004 (ribaxamase) in allogeneic hematopoietic cell transplant ("HCT") recipients for the prevention of acute graft - versus - host - disease. Based on a review of the safety and pharmacokinetic data, the DSMC recommended that the study may proceed to enroll Cohort 3 in which study drug (SYN - 004 or Placebo) will be administered in combination with the IV beta - lactam antibiotic cefepime. Based upon our current available funding and our focus on our clinical development of VCN - 01 we do not anticipate that enrollment for the third cohort will commence unless we obtain grant funding, or find a licensee or partner to fund the SYN - 004 development program.

On April 10, 2025, we announced the presentation of the previously disclosed blinded safety and pharmacokinetic (PK) data from the ongoing Phase 1b/2a randomized, double - blinded, placebo - controlled clinical trial of SYN - 004 (ribaxamase) in allogeneic hematopoietic cell transplant (HCT) recipients for the prevention of acute graft - versus - host - disease (aGVHD) at the Congress of the European Society of  Clinical Microbiology and Infectious Diseases (ESCMID Global), taking place in Vienna, Austria from April 11 - 15, 2025. These data have been featured in an ePoster Flash Session oral presentation.

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

During the second quarter of 2020, we announced that we entered into an agreement with Massachusetts General Hospital (“MGH”) granting us an option for an exclusive license to intellectual property and technology related to the use of IAP to maintain GI and microbiome health, diminish systemic inflammation, and treat age-related diseases, which option was later amended to include liver fibrosis in select diseases, including NAFLD. The option expired unexercised on July 1, 2024.

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

Future Potential Regulatory Strategy for Prevention of Primary CDI

As part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN - 004 and SYN - 020 assets, including out - licensing or partnering.

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

VCN-X Next Generation OVs and Albumin Shield™ Technology

In parallel with VCN-01 clinical development, we are developing next-generation oncolytic adenoviruses (termed VCN-X) with novel therapeutic payloads and structural modifications designed to increase tumor cell killing and improve systemic virus pharmacokinetics. Preclinical proof-of-concept has been established with VCN-11, which has been engineered to contain all of the features of VCN-01 as well as an additional modification to include an albumin binding domain (ABD) in the virus capsid. The virus capsid is the target for neutralizing antibodies (NAbs) that are generated by the host immune system to destroy circulating viruses. The presence of an ABD, however, blocks the binding of most neutralizing antibodies, which allows the virus to reach the tumor following intravenous administration. This “Albumin Shield” works because human blood contains a large amount of albumin to coat the ABD-containing virus. Importantly, this coating of albumin appears to be displaced after the virus reaches tumor cells to infect them. In pre-clinical mouse studies to test the functionality of the “Albumin Shield”, mice pre-immunized with virus are able to completely neutralize an unmodified OV because they have a large concentration of neutralizing antibodies in their blood. By contrast, viruses such as VCN-11 that contain the ABD are not neutralized and retain their ability to infect and destroy tumor cells. We believe the results with VCN-11 support the application of the Albumin Shield technology in our VCN-X program to advance treatments for tumors in which rapid multi-dosing may be beneficial.

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

THERICEL suspension cell lines for viral manufacturing

The THERICEL program is advancing a proprietary A549 suspension cell line for use in the manufacture of viral therapeutics. These cells are entering feasibility studies to support significant scale - up and potential Phase 3 GMP manufacture of VCN - 01 for use in clinical trials. The use of the THERICEL suspension cells is expected to increase the efficiency and significantly reduce the cost of manufacture for VCN - 01 and other viral therapies.

We also have a Spanish government funded collaboration with the Universitat Autònoma de Barcelona to adapt the THERICEL suspension cell platform for the clinical manufacture of adeno - associated virus ("AAV") therapies. If successful adaptation of the THERICEL platform to AAV manufacture provides an opportunity for potential commercial collaborations in the manufacture of a range of gene therapy products.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external CRO services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At March 31, 2025 and 2024, we have accrued CRO expenses of $3.2 million and $2.4 million, respectively, that are included in accrued expenses. As of March 31, 2025 and 2024, we have prepaid CRO costs of $0.1 million and $0.4 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended March 31, 2025 and 2024

General and Administrative Expenses

General and administrative expenses decreased to $1.4 million for the three months ended March 31, 2025, from $1.9 million for the three months ended March 31, 2024. This decrease of 25% is primarily comprised of the decrease in salary costs, travel, lower director and officer insurance, and a decrease in fair value of the contingent consideration adjustment. The charge related to stock-based compensation expense was $54,000 for the three months ended March 31, 2025, compared to $101,000 for the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses decreased to $3.0 million for the three months ended March 31, 2025, from approximately $3.5 million for the three months ended March 31, 2024. This decrease of 14% is primarily the result of lower indirect cost related to decreased VCN-01 manufacturing costs and lower clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by slightly higher clinical trial expenses related to our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC and higher patent expenses related to SYN-020. We anticipate research and development expense to increase as we complete our VIRAGE Phase 2b clinical trial of VCN-01and plan for our Phase 3 clinical trial of VCN-01 in PDAC, advance our VCN-01 program in retinoblastoma, expand GMP scale-up manufacturing activities for VCN-01, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $46,000 for the three months ended March 31, 2025, compared to $58,000 related to stock-based compensation expense for the three months ended March 31, 2024.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended March 31, 2025 and 2024. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	March 31,	March 31,
Therapeutic Areas	2025	2024
VCN-01	$1,946	$1,930
Ribaxamase	62	278
SYN-020	61	33
Other therapeutic areas	86	96

Total direct costs	2,155	2,337
Total indirect costs	813	1,122

Total Research and Development	$2,968	$3,459

Other Income/Expense

Other income was $93,000 for the three months ended March 31, 2025 compared to other income of $227,000 for the three months ended March 31, 2024. Other income for the three months ended March 31, 2025 is primarily comprised of interest income of $96,000 and an exchange loss of $3,000. Other income for the three months ended March 31, 2024 is primarily comprised of interest income of $228,000 and exchange loss of $1,000.

Net Loss

Our net loss for the three months ended March 31, 2025 was $4.3 million, or ($1.55) per common share, compared to $5.2 million, or ($7.53) per common share for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company has a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, the Company has experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $339.3 million as of March 31, 2025, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $10.0 million as of March 31, 2025, a decrease of $1.6 million from December 31, 2024. During the year ended December 31, 2024 and quarter ended March 31, 2025, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $25.6 million and $4.3 million for the year ended December 31, 2024 and the quarter ended March 31, 2025, respectively.

With our cash position of $14.1 million as of early May 2025, we believe we will be able to fund our operations into the first quarter of 2026. Based on our current plans, our cash and cash equivalents will be sufficient to cover overhead costs, manufacturing costs for near-term clinical supply, and limited research efforts, including our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01, our ongoing discovery initiatives, and to fund our committed obligations under the terms of the VCN Share Purchase Agreement (the “VCN Purchase Agreement”) related to the VCN Acquisition, but will not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the anticipated completion of our ongoing Phase 1 and Phase 2b clinical trials for VCN-01, and preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01 will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that we will fund the last cohort of the Phase 1b/2a clinical trial of SYN-004 and enrollment in this cohort will not commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs. If necessary, we may attempt to utilize the at the market sales facility (the “ATM”) or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM is limited by certain restrictions and management’s plan does not rely on additional capital from either of these sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2024, our only source of cash was from sales of our Common Stock through the Amended and Restated ATM Sales Agreement pursuant to which we sold 569,000 shares of our Common Stock for net proceeds of $3.6 million and from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares of the Common Stock for gross proceeds of $2.5 million (net proceeds of $2.0 million, after deducting underwriting discounts and estimated expenses). During the three months ended March 31, 2025, the only source of cash was from the $1.7 million received for the Research and Development rebate program and $1.4 million for the THERICEL project loan from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science. In May 2025, we closed our public offering of 6,8180,180 shares of Common Stock (or Pre-Funded Warrants in lieu thereof) in combination with accompanying Common Warrants to purchase an aggregate of 6,818,180 shares of the Common Stock for gross proceeds of $7.5 million (net proceeds of $6.6 million, after deducting underwriting discounts and estimated expenses)

There can be no assurance that we will be able to continue to raise funds through the sale of shares of Common Stock through the ATM or other equity financings. If we raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will be unable to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing and may need to abandon some of our development programs, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. Based on our current plans, our cash and cash equivalents will not be sufficient to enable us to meet our near term or long-term expected plans as it is anticipated that we will not have enough cash to continue our operations for the next twelve months from the date of the filing of this Quarterly Report on Form 10-Q. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash of approximately $14.1 million as of early May 2025 will allow us to cover overhead costs, manufacturing costs for near-term clinical supply, and limited research efforts, including our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01, our ongoing discovery initiatives, and to fund our committed obligations under the terms of the VCN Share Purchase Agreement (the “VCN Purchase Agreement”) related to the VCN Acquisition into the first quarter of 2026. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $4.8 million and $4.9 million during the three months ended March 31, 2025 and 2024, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate. Cash used in operating activities for the three months ended March 31, 2025 decreased compared to the same period in 2024 due primarily to lower research and development expenses and a decrease in interest income, which led to a decrease in net loss.

Cash Used in Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2025 and 2024.

Cash Used in Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 included payments of loans payable of $56,000, $1.7 million received for the research and development tax credit and $1.4 million in loan proceeds from the THERICEL project loan. There was no cash used in or provided by activities during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of March 31, 2025, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2024 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2024 Form 10-K.

RISKS RELATING TO OUR BUSINESS

Our auditor’s report on our consolidated financial statements contains an explanatory paragraph regarding our ability to continue as a going concern.

Our consolidated unaudited financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that as of March 31, 2025 we have an accumulated deficit of approximately $339.3 and working capital of $4.3 million raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. In addition, in connection with the filing of our 2024 Form 10-K our independent registered public accounting firm issued a report that included an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that, as of the date of such report, raised substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of March 31, 2025, we had a cash and cash equivalents and restricted cash balance of approximately $10.0 million and as of early May, after our receipt of $6.6 million net proceeds from our public offering that was consummated on May 8, 2025, we had cash and cash equivalents of $14.1 million. At December 31, 2024, we had an accumulated deficit of $335 million and working capital of $8.7 million. As of December 31, 2024, we had a cash and cash equivalents and restricted cash balance of approximately $11.6 million consisting of cash and investments in highly liquid U.S. money market funds. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated unaudited financial statements as of March 31, 2025 do not include any adjustments that might result from the outcome of this uncertainty. We expect that our current cash will be able to fund operations into the first quarter of 2026 but will not be sufficient to fund operations for twelve months from the date of the filing of this Quarterly Report on Form 10-Q.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the three months ended March 31, 2025, our operating activities used net cash of approximately $4.8 million and our cash and cash equivalents were approximately $10.0 million as of March 31, 2025. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2025, our accumulated deficit totaled approximately $339.3 million on a consolidated basis. Pursuant to the Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 RB trial and necessary G&A within a budgetary plan of approximately $27. 8 million over three years. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be able to fund operations into the first quarter of 2026 but will not be sufficient to fund our operations for the next twelve months and will only be sufficient to cover overhead costs, manufacturing costs for near-term clinical supply, and limited research efforts, including our ongoing Phase 1 and Phase 2 clinical trials for VCN-01, preclinical studies supporting VCN-01, our ongoing discovery initiatives, and to fund our committed obligations under the terms of the VCN Share Purchase Agreement (the “VCN Purchase Agreement”) related to the VCN Acquisition, but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of SYN-004 internally but intend to out-license or partner further development of SYN-004. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forgo sales and marketing efforts, and forgo licensing in attractive business opportunities, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including China, where we have engaged a vendor. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2025

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

10.1#

Employment Agreement between Theriva Biologics, Inc. and Steven A. Shallcross, dated as of March 3, 2025 (Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K filed March 6, 2025, File No. 001-12584.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed or furnished herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report