Form 10-Q
period 2025-09-30
Theriva Biologics, Inc.
filed 2025-11-12
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No ☒

As of November 7, 2025, the registrant had 33,739,643 shares of common stock, $0.001 par value per share, outstanding.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$7,528	$11,609
Tax credit receivable	1,721	3,228
Prepaid expenses and other current assets	654	1,444
Total Current Assets	9,903	16,281

Non-Current Assets
Property and equipment, net	249	270
Restricted cash	46	96
Right of use asset	942	1,272
In-process research and development	19,614	17,358
Deposits and other assets	82	75
Total Assets	$30,836	$35,352

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$795	$859
Accrued expenses	7,685	3,368
Accrued employee benefits	747	1,144
Deferred research and development tax credit-current portion	1,101	1,614
Loans payable-current	57	61
Operating lease liability-current portion	618	539
Total Current Liabilities	11,003	7,585

Non-current Liabilities
Non-current contingent consideration	10,793	6,973
Loan Payable - non-current	1,654	92
Non-current deferred research and development tax credit	215	762
Non-current operating lease liability	433	873
Total Liabilities	24,098	16,285

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred Stock; 10,000,000 authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized, 10,333,572 issued and 10,304,762 outstanding at September 30, 2025 and 2,811,259 issued and 2,782,449 outstanding at December 31, 2024	9	3
Additional paid-in capital	362,968	355,501
Treasury stock at cost, 28,809 shares at September 30, 2025 and at December 31, 2024	(288)	(288)
Accumulated other comprehensive income (loss)	763	(1,178)
Accumulated deficit	(356,714)	(334,971)
Total Stockholders’ Equity	6,738	19,067

Total Liabilities and Stockholders’ Equity	$30,836	$35,352

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating Costs and Expenses:
General and administrative	1,889	2,302	14,516	5,702
Research and development	2,551	2,734	7,472	9,145
In-process research and development impairment	—	1,325	—	1,325
Goodwill impairment	—	1,526	—	5,594
Total Operating Costs and Expenses	4,440	7,887	21,988	21,766

Loss from Operations	(4,440)	(7,887)	(21,988)	(21,766)

Other Income/Expense:
Foreign currency exchange (loss) gain	14	3	30	1
Interest income, net	65	158	215	559
Total Other Income	79	161	245	560

Net Loss	(4,361)	(7,726)	(21,743)	(21,206)
Income tax benefit	—	—	—	—
Net Loss Attributable to Common Stockholders	$(4,361)	$(7,726)	$(21,743)	$(21,206)

Net Loss Per Share - Basic and Dilutive	$(0.45)	$(6.81)	$(3.38)	$(24.47)

Weighted average number of shares outstanding during the period - Basic and Dilutive	9,676,521	1,134,391	6,429,227	866,529

Net Loss	(4,361)	(7,726)	(21,743)	(21,206)
Gain (loss) on foreign currency translation	(30)	821	1,941	80
Total comprehensive loss	$(4,391)	$(6,905)	$(19,802)	$(21,126)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	$(288)	$19,067

Stock-based compensation	—	—	100	—	—	—	100
Foreign currency exchange gains	—	—	—	—	654	—	654
Net loss	—	—	—	(4,324)	—	—	(4,324)

Balance at March 31, 2025	2,811,259	$3	$355,601	$(339,295)	$(524)	$(288)	$15,497

Stock-based compensation	—	—	173	—	—	—	173
Issuance of Common Stock and Warrants, net of issuance costs	1,990,900	2	6,688	—	—	—	6,690
Conversion of Warrants to Common	4,285,883	3	1	—	—	—	4
Foreign currency exchange gains	—	—	—	—	1,317	—	1,317
Net loss	—	—	—	(13,058)	—	—	(13,058)

Balance at June 30, 2025	9,088,042	$8	$362,463	$(352,353)	$793	$(288)	$10,623

Stock-based compensation	—	—	228	—	—	—	228
Stock issued under “at-the-market” offering	706,810	1	278	—	—	—	279
Conversion of Warrants to Common	538,720	—	(1)	—	—	—	(1)
Foreign currency exchange gains	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	(4,361)	—	—	(4,361)

Balance at September 30, 2025	10,333,572	$9	$362,968	$(356,714)	$763	$(288)	$6,738

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity

Balance at December 31, 2023	715,028	$1	$346,536	$(309,318)	$32	$(288)	$36,963

Stock-based compensation	—	—	160	—	—	—	160
Foreign currency exchange gains (losses)	—	—	—	—	(569)	—	(569)
Net loss	—	—	—	(5,165)	—	—	(5,165)

Balance at March 31, 2024	715,028	$1	$346,696	$(314,483)	$(537)	$(288)	$31,389

Stock-based compensation	—	—	172	—	—	—	172
Stock issued under “at-the-market” offering	174,282	—	1,839	—	—	—	1,839
Foreign currency exchange gains (losses)	—	—	—	—	(172)	—	(172)
Series C Preferred Stock conversion to Common	35,523	—	988	—	—	—	988
Net loss	—	—	—	(8,316)	—	—	(8,316)

Balance at June 30, 2024	924,833	$1	$349,695	$(322,799)	$(709)	$(288)	$25,900

Stock-based compensation	—	—	177	—	—	—	177
Stock issued under “at-the-market” offering	395,000	1	1,763	—	—	—	1,764
Issuance of Common Stock and Warrants, net of issuance costs	918,600	1	1,952	—	—	—	1,953
Foreign currency exchange gains (losses)	—	—	—	—	821	—	821
Series C Preferred Stock conversion to Common	36,609	—	1,018	—	—	—	1,018
Series D Preferred Stock conversion to Common	26,230	—	728	—	—	—	728
Conversion of Pre-Funded Warrants to Common	345,000	—	—	—	—	—	—
Net loss	—	—	—	(7,726)	—	—	(7,726)

Balance at September 30, 2024	2,646,272	$3	$355,333	$(330,525)	$112	$(288)	$24,635

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(21,743)	$(21,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	501	509
In-process research and development impairment	—	1,325
Goodwill impairment	—	5,594
Change in fair value of contingent consideration	9,806	514
Non-cash lease expense	383	335
Depreciation	81	110
Deferred research and development tax credit	(1,306)	(669)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	866	1,124
Accounts payable	(140)	(21)
Accrued expenses	(1,386)	725
Accrued employee benefits	(436)	(229)
Operating lease liability	(413)	(357)
Net Cash Used In Operating Activities	(13,787)	(12,246)

Cash Flows from Investing Activities
Purchase of property and equipment	(35)	(1)
Net Cash Used in Investing Activities	(35)	(1)

Cash Flows from Financing Activities
Tax credit receivable	1,839	—
Proceeds from issuance of common stock	6,690	1,953
Proceeds from issuance of common stock for warrant exercises	4	—
Payment of loans payable	(69)	(67)
Proceeds from issuance ATM offering, net of issuance costs	279	3,603
Payment of contingent consideration	(500)	—
Proceeds from long term debt	1,492	—
Net Cash provided by Financing Activities	9,735	5,489

Effects of exchange rate changes on cash and cash equivalents	(44)	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,131)	(6,767)
Cash, cash equivalents and restricted cash at the beginning of this period	11,705	23,279
Cash, cash equivalents and restricted cash at the end of this period	$7,574	$16,512

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$7,528	$16,409
Restricted cash included in other long-term assets	46	103
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,574	$16,512

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

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of September 30, 2025, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of September 30, 2025, the Company had an accumulated deficit of approximately $357 million. Since inception, the Company has financed its activities principally from the proceeds from the issuance of equity securities.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital or secure a potential license or strategic relationship that can help fund its clinical development activities. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company continues to experience operating losses and faces significant uncertainties related to its business model, market conditions, and strategic initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond the next twelve months without additional capital,or other strategic actions. In order to address the Company’s capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering as well as partnerships and other collaborations. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

On September 28, 2025, the Board of Directors of the Company approved a plan to resize and restructure the Company (the “Plan”) for purposes of focusing its attention on business development and licensing activities and the Company’s upcoming meetings with the U.S. Food and Drug Administration and the European Medicines Agency for planned clinical trials in patients with metastatic pancreatic ductal adenocarcinoma (“PDAC”) and retinoblastoma. The Company’s lead product candidate, VCN-01, a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 or hyaluronidase, has been evaluated in a Phase 2b clinical study for the treatment of pancreatic cancer (“VIRAGE”), and has recently been used to treat patients in a Phase 1 clinical study for the treatment of retinoblastoma.

Pursuant to the Plan, on September 30, 2025, the Company implemented a workforce reduction of approximately seven employees or 32% of the current global Company workforce. The goal of this reduction is to direct the Company’s resources towards business development and licensing activities and clinical trial planning and preparation for potential pivotal trials of VCN-01 in patients with PDAC and retinoblastoma, which it believes will represent its best opportunity for success. The Company expects to substantially complete the employee reduction immediately and estimates that it will incur a total of approximately $520,000 in charges in connection with the workforce reduction, which was accrued for as of September 30, 2025. These charges consist primarily of cash severance and benefits over a three-month period, in connection with the workforce reduction. The Plan is expected to save approximately $1.8 million in compensation and benefits annually, and together with additional anticipated operating cost reductions the Company expects that it will extend its cash runway into the first quarter of 2027.

2. Going Concern (continued)

The estimates of the charges and expenditures that the Company expects to incur in connection with the workforce reduction, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur.

At September 30, 2025, the Company had cash and cash equivalents of approximately $7.5 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand of $15.5 million in early November 2025 will be sufficient to fully execute its plans through the fourth quarter of 2026 and into the first quarter of 2027. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, exploratory VCN-01 manufacturing scale-up activities, regulatory activities and preparation for proposed VCN-01 clinical trials in PDAC and retinoblastoma, and limited preclinical research efforts. The Company will be required to obtain additional funding in order to continue the development of its current product candidates within the anticipated time periods (including initiation of its planned future clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

2. Going Concern (continued)

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

No impairment charges were recorded during the three and nine months ended September 30, 2025. For the three and nine months ending September 30, 2024, the Company concluded that the in-process R&D with a carrying value of $19.8 million was impaired and was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded.

3. Summary of Significant Accounting Policies (continued)

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

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and nine months ended September 30, 2025 and 2024.

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

The following table provides the Company’s in-process R&D as of September 30, 2025.

In-process
R&D (in thousands)
Balance at December 31, 2024	$17,358
Effects of exchange rates	2,256
Balance at September 30, 2025	$19,614

There were no impairment charges recorded during the three months ended September 30, 2025. During the three and nine months ending September 30, 2024, the Company experienced a sustained decline in the quoted market price of the Company’s Common Stock and the Company deemed this to be a triggering event for impairment. The Company performed an interim impairment analysis using both the replacement cost method and the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. For the three and nine months ending September 30, 2024, the Company concluded that the in-process R&D with a carrying value of $19.8 million was impaired and was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded.

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

Pursuant to the terms of the VCN purchase agreement, the Company agreed to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings of which to date $6.8 million has been paid. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN - 01 in metastatic pancreatic ductal adenocarcinoma (mPDAC). Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in mPDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. During the three months ended June 30, 2025, the Company met the primary survival and safety endpoints in its VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01. As a result of achieving the primary survival and safety endpoints in the Phase 2b clinical trial, the Company is obligated to pay Grifols $6 million. On August 5, 2025, the Company and Grifols agreed to deferring the $6 million milestone payment into three payments; $500,000 was paid in August 2025, $500,000 will be paid by the end of December 2025, and the remaining $5 million payment will be deferred until a licensing or business development transaction is secured. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $10.8 million as of September 30, 2025 and is all reflected as non-current contingent consideration liability. During the three months ended September 30, 2025 and 2024, the Company recognized in operating expense a $633,000 increase and $587,000 increase, respectfully, fair value adjustment to contingent consideration. During the nine months ended September 30, 2025 and 2024, the Company recognized in operating expense a $9.8 million increase and $514,000 increase, respectfully, fair value adjustment to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three and nine months ended September 30, 2025 and 2024, with the exception of the reclassification of $6.0 million related to the milestone that was met during the quarter ending June 30, 2025 and reclassified to accrued expenses.

5. Fair Value of Financial Instruments – (continued)

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of September 30, 2025 and December 31, 2024:

(in thousands)
Balance at December 31, 2024	$6,973
Change in fair value	9,806
Reclassification of amounts to accrued expenses due to milestone being achieved	(5,986)
Balance at September 30, 2025	$10,793

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	10,793
Balance at September 30, 2025	$10,793

(in thousands)
Balance at December 31, 2023	$6,274
Change in fair value	699
Balance at December 31, 2024	$6,973

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	6,973
Balance at December 31, 2024	$6,973

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,793	$—	$—	$10,793
Total liabilities	$10,793	$—	$—	$10,793

	As of December 31, 2024
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$6,973	$—	$—	$6,973
Total liabilities	$6,973	$—	$—	$6,973

5. Fair Value of Financial Instruments – (continued)

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of September 30, 2025
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	11.7% to 11.9%
		Weighted Average Discount rate	11.7%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2024
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2028

		Discount rate	11.6% to 11.8%
		Weighted Average Discount rate	11.7%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

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

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $3.2 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $1.6 million and a deferred research and development tax credit non-current portion of $762,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ending September 30, 2025 and 2024, the Company recorded $442,000 and $221,000, respectively, as a reduction in research and development expense. During the nine months ending September 30, 2025 and 2024, the Company recorded $1.3 million and $669,000, respectively, as a reduction in research and development expense. In February 2025, the Company received $1.7 million for the 2023 Research and Development rebate program sponsored by the Spanish government.

7. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2025	2024
Prepaid consulting, subscriptions and other expenses	$251	$235
Prepaid manufacturing expenses	216	375
VAT receivable	103	95
Prepaid insurance	84	374
Prepaid clinical research organizations	—	365

Total	$654	$1,444

Prepaid clinical research organizations (CROs) expense is classified as a current asset. The Company makes payments to the CROs based on agreed upon terms that include payments in advance of study services.

Property and equipment, net (in thousands)

	September 30,	December 31,
	2025	2024
Computers and office equipment	$689	$708
Other property, plant and equipment	443	392
Leasehold improvements	94	94
Software	11	11
	1,237	1,205
Less: accumulated depreciation and amortization	(988)	(935)

Total	$249	$270

Accrued expenses (in thousands)

	September 30,	December 31,
	2025	2024
Milestone due to Grifols	$5,500	$—
Accrued clinical consulting services	1,732	2,390
Accrued vendor payments	433	206
Accrued manufacturing costs	20	772

Total	$7,685	$3,368

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2025	2024
Accrued compensation expense	$616	$187
Accrued vacation expense	131	87
Accrued bonus expense	—	870

Total	$747	$1,144

8. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2025, there were 7,566 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased such that 4,500,000 shares were authorized as of September 30, 2025. As of September 30, 2025, there were 1,108,535 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2025 are as follows:

2025
Exercise price	$1.41
Expected dividends	—%
Expected volatility	107.4%
Risk free interest rate	3.74%
Expected life of option (years)	4.23

There were no options granted during the nine months ended September 30, 2024.

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

8. Stock-Based Compensation – (continued)

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,
●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

8. Stock-Based Compensation – (continued)

A summary of stock option activity for the nine months ended September 30, 2025 and the year ended December 31, 2024 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2023	175,049	$45.55	7.70 years	$—

Granted	420	5.25
Expired	(435)	3,498.79
Forfeited	—	—
Balance - December 31, 2024	175,034	36.88	6.72 years	—

Granted	951,500	1.41
Expired	(104)	18,900
Forfeited	(10,329)	14.72

Balance - September 30, 2025 -outstanding	1,116,101	$5.09	6.36 years	$—

Balance - September 30, 2025 -exercisable	436,513	$10.05	3.80 years	$—

Grant date fair value of options granted – nine months ended September 30, 2025		$1,011,295

Weighted average grant date fair value – nine months ended September 30, 2025		$1.06

Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the three months ended September 30, 2025 and 2024 was $184,000 and $123,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the three months ended September 30, 2025 and 2024 was $44,000 and $54,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to employees for the nine months ended September 30, 2025 and 2024 was $407,000 and $347,000, respectively. Stock-based compensation expense included in general and administrative expenses and research and development expenses relating to stock options issued to consultants for the nine months ended September 30, 2025 and 2024 was $94,000 and $161,000, respectively.

As of September 30, 2025, total unrecognized stock-based compensation expense related to stock options was $847,000, which is expected to be expensed through November 2027.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2025 and 2024.

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

A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the Common Warrants and Pre-Funded Warrants are required to be equity classified. The Common Warrants were valued on the date of grant using Black Scholes model. During the nine months ended September 30, 2025, there were no exercises of Common Warrants issued in the May 2025 Offering and 4,827,280 Pre-Funded Warrants issued in the May 2025 Offering were exercised.

9. Stock Warrants (continued)

On September 27, 2024, the Company consummated a public offering (the “September 2024 Offering”) of an aggregate of (i) 918,600 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 510,000 shares of Common Stock (the “Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 1,428,600 shares of Common Stock (the “Common Warrant Shares”). Each Share and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.75. Each Pre-Funded Warrant and associated Common Warrant to purchase one (1) Common Warrant Share was sold at a combined public offering price of $1.7499. The Company received aggregate gross proceeds from the September 2024 Offering of approximately $2.5 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the September 2024 Offering primarily for working capital and general corporate purposes, including research and development and manufacturing scale-up and may use a portion of the proceeds to invest in or acquire other products, businesses or technologies. Each Pre-Funded Warrant was immediately exercisable for one (1) Pre-Funded Warrant Shares at an exercise price of $0.0001 per share and was to remain exercisable until the Pre-Funded Warrants are exercised in full. Each Common Warrant has an exercise price of $2.00 per share, is immediately exercisable for one (1) Common Warrant Share, and expires five (5) years from its issuance date. The Shares, Pre-Funded Warrants and accompanying Common Warrants were issued separately. The exercise price of the Common Warrants and the Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will adjust in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the Common Warrant Shares to the holder. The Pre-Funded Warrants could be exercised on a cashless basis at any time. A holder of the Common Warrants and the Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the Common Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s Common Warrants or Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the Common Warrants and Pre-Funded Warrants are required to be equity classified. The Common Warrants were valued on the date of grant using Black Scholes model. During the three and nine months ended September 30, 2025 and 2024, there were no exercises of Common Warrants issued in the September 2024 Offering and as of September 30, 2025, 510,000 Pre-Funded Warrants issued in the September 2024 Offering were exercised.

A summary of all warrant activity for the Company for the year ended December 31, 2024 and nine months ended September 30, 2025 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2023	—	$—	—
Granted	1,938,600	1.47	4.74 years
Exercised	(510,000)	0.0001	—
Forfeited	—	—	—
Balance at December 31, 2024	1,428,600	2.0	4.74 years

Granted	11,645,460	0.64	4.61
Exercised	(4,827,280)	0.001	—
Forfeited	—	—	—
Balance at September 30, 2025	8,246,780	1.26	4.50

10. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and nine months ended September 30, 2025 was $4.4 million and $21.7 million, respectively. Net loss attributable to common stockholders for the three and nine months ended September 30, 2024 was $7.7 million and $21.2 million, respectively. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2025 were 1,116,101 and 8,246,780, respectively, and for the three and nine months ended September 30, 2024 were 175,207 and 1,428,600, respectively, because their effect is anti-dilutive.

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

11. Common and Preferred Stock (continued)

The Series C Preferred Stock and Series D Preferred Stock were classified as temporary equity as a result of the deemed liquidation provision. Transaction expenses paid to third parties will be charged to temporary equity and will not be accreted as deemed dividends until redemption becomes probable.

During the year ending December 31, 2024, the Company issued 72,132 shares of its Common Stock upon the conversion effected by the holder of the Series C Preferred Stock of 275,000 shares of its Series C Preferred Stock at a conversion price of $30.50 per share. As a result of the conversions during the year ending December 31, 2024, the Company reduced the Series C Preferred Stock $2.0 million and Additional Paid in Capital $2.0 million. There are no shares of Series C Preferred Stock outstanding as of September 30, 2025.

During the year ending December 31, 2024, the Company issued 26,230 shares of its Common Stock upon the conversion effected by the holder of the Series D Preferred Stock of 100,000 shares of its Series D Preferred Stock at a conversion price of $30.50 per share. As a result of the conversion during the year ending December 31, 2024 the Company reduced the Series D Preferred Stock by $728,000 and Additional Paid in Capital by $728,000. There are no shares of Series D Preferred Stock outstanding as of September 30, 2025.

At Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“AGP”) entered into the ATM Sales Agreement, pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-255726) utilizing a prior prospectus and related prospectus supplements thereto or a newly filed registration statement on Form S-3 which was filed on May 2, 2024 (File No. 333-279077) and declared effective on September 25, 2024. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the ATM Sales Agreement. During the three and nine months ended September 30, 2025, the Company sold through the ATM Sales Agreement approximately 706,810 shares of the Company’s Common Stock and received net proceeds of approximately $279,000. During the three and nine months ended September 30, 2024, the Company sold through the ATM Sales Agreement approximately 395,000 and 569,000, respectively, shares of the Company’s Common Stock and received net proceeds of approximately $1.8 million and $3.6 million, respectively.

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

	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
	Current	Non-current	Current	Non-current

NEBT Loan	9	$9	7	$16
RETOS 2015	48	37	54	76
THERICEL Loan	—	1,608	—	—
	$57	$1,654	$61	$92

12. Loans Payable (continued)

A maturity analysis of the debt as of September 30, 2025 is as follows (amounts in thousands of dollars):

2026	$57
2027	35
2028	11
2029	69
2030	232
Thereafter	1,307
Total	$1,711

13. Commitments and Contingencies

The Company’s existing leases as of September 30, 2025 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

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

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and were approximately $164,000 and $493,000, respectively, for the three and nine months ended September 30, 2025, and $158,000 and $474,000 the three and nine months ended September 30, 2024, respectively. For the Barcelona lease, the day one non-cash addition of right of use assets due to adoption of ASC 842 was $937,000.

A maturity analysis of the Company’s operating leases as of September 30, 2025 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,

2025	175
2026	606
2027	368
Total	1,149

Discount factor	(98)
Operating lease liability	1,051
Operating lease liability – current	(618)
Operating lease liability – long term	$433

13. Commitments and Contingencies (continued)

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

As of the date of this filing, the U.S. federal government is experiencing a partial shutdown. While the SEC’s EDGAR system remains operational and the Company continues to meet its filing obligations under the Securities Exchange Act of 1934, as amended, the shutdown has resulted in limited availability of the SEC staff to review filings, issue comments, or declare registration statements effective. This may delay regulatory review processes and affect the timing of certain capital markets transactions. The Company has evaluated the potential impact of the shutdown on its financial reporting and operations and has determined that, as of the reporting date, there are no material changes to accounting policies, estimates, or internal controls attributable to the shutdown. The Company will continue to monitor developments and assess any future implications.

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

14. Related Party

On December 14, 2023, the Company approved the retention of MaryAnn Shallcross, the wife of Steven Shallcross, as Director of Clinical Operations, for compensation of $152,000, a bonus of $70,000 and the grant of an option to purchase 3,000 shares of Common Stock having a value of $30,000. During the year ended December 31, 2023, the Company had $145,000 in compensation expense related to Mrs. Shallcross. On December 13, 2024, the Company approved the compensation of MaryAnn Shallcross of $157,000 and a bonus of $45,000. During the three and nine months ended September 30, 2025, the Company had $39,000 and $117,000 in compensation expense, respectively, related to Ms. Shallcross. During the nine months ended September 30 2025, the Company approved the grant of an option to purchase 25,000 shares of Common Stock having a value of $27,000. Ms. Shallcross was one of the seven employees whose employment was terminated in connection with the Company’s workforce reduction.

15. Subsequent Events

The Company has evaluated events that occurred through November 12, 2025, the date that the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the financial statements except for the transaction described below.

On October 16, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders named therein (the “Holders”) of existing Common Stock Purchase Warrants to purchase up to an aggregate of 8,092,280 shares of the Company’s Common Stock, consisting of (i) Common Stock Purchase Warrants to purchase up to an aggregate of 1,345,000 shares of Common Stock issued on September 27, 2024 (the “September Warrants”) and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 6,747,280 shares of Common Stock issued on May 8, 2025 (the “May Warrants” and, together with the September Warrants, the “Existing Warrants”). Pursuant to the Inducement Agreement, on October 17, 2025, the Holders exercised for cash the Existing Warrants at a reduced exercise price of $0.54 per share and, in consideration therefor, the Company issued to the Holders new Common Stock Purchase Warrants (the “New Warrants”) to purchase an aggregate of 16,184,560 shares of Common Stock, equal to 200% of the number of shares of Common Stock underlying the Existing Warrants, at an exercise price of $0.54 per share, which New Warrants are exercisable for a term of five (5) years from the date of the approval from the stockholders of the Company of the full exercise of the New Warrants and the issuance of all of the shares of Common Stock issuable upon the exercise thereof.

The Company received aggregate gross proceeds of approximately $4.4 million for the exercise of the Existing Warrants, before deducting placement agent fees and other expenses payable by the Company. The Company expects to use the net proceeds from the Warrant Exercise for working capital. AGP served as the Company’s exclusive financial advisor in connection with the warrant exercise and other transactions described in the Inducement Agreement. Pursuant to the terms of an engagement letter, dated October 16, 2025, by and between the Company and AGP, the Company agreed to pay to AGP a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder upon exercise of the Existing Warrants and reimbursement of certain expenses.

On October 24, 2025, the Company filed a prospectus supplement to its Registration Statement on Form S-3, as amended (File No. 333-279077), which Form S-3 was declared effective by the SEC on September 25, 2024 (the “Shelf Registration Statement”), relating to the offer and sale of up to $4,019,597 of shares of the Company’s Common Stock from time to time through or directly to A.G.P./Alliance Global Partners (the “Sales Agent”) pursuant to the terms of the ATM Sales Agreement.

On October 29, 2025, the Company filed a prospectus supplement to its Shelf Registration Statement, relating to the offer and sale of up to $2,894,225 of shares of the Company’s Common Stock, from time to time through or directly to A.G.P./Alliance Global Partners (the “Sales Agent”) pursuant to ATM Sales Agreement.

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

Financial Developments

On June 20, 2025, we filed a prospectus supplement (the “Prospectus Supplement”) to our Registration Statement on Form S-3(the “Form S-3”), as amended (File No. 333-279077), which Form S-3 was declared effective by the Securities and Exchange Commission (the “SEC”) on September 25, 2024 (the “Registration Statement”), relating to the offer and sale of up to $2,534,352 of shares of our common stock, par value $0.001 per share (the “Common Stock”), from time to time through or directly to A.G.P./Alliance Global Partners (the “Sales Agent”) pursuant to the terms of that certain Amended and Restated At Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”). Sales of Common Stock, if any, under the Prospectus Supplement will be made by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. The Sales Agent is not required to sell any specific amount, but will act as our Sales Agent using commercially reasonable efforts consistent with its normal trading and sales practices. The Sales Agent will be entitled to compensation at a commission rate equal to up to 3.0% of the gross sales price per share of Common Stock sold. During the three and nine months ended September 30, 2025, we sold approximately 706,810, shares of our Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $279,000. During October 2025, we sold approximately 5,016,586 shares of our Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $2.2 million. On October 24, 2025, we filed prospectus supplement no. 2 to the Form S-3, relating to the offer and sale of up to $4,019,597 of shares of our Common Stock pursuant to the ATM Sales Agreement, pursuant to which we have sold 10,326,015 of shares of Common Stock and received net proceeds of approximately $3.9 million as of the date of the filing of this Quarterly Report on Form 10-Q.

On September 28, 2025, the Board of Directors approved a plan to resize and restructure the company for purposes of focusing its attention on business development and licensing activities, clinical trial planning, exploratory VCN-01 manufacturing scale-up, limited preclinical activities related to VCN-01 and VCN-12 (the first candidate from our VCN-X discovery program), and our upcoming interactions with the U.S. Food and Drug Administration and the European Medicines Agency for proposed pivotal clinical trials of VCN-01 in patients with mPDAC and retinoblastoma (the “Plan”). Pursuant to the Plan, on September 30, 2025, we implemented a workforce reduction of approximately seven employees or 32% of the current global Company workforce. The goal of this reduction is to direct our resources towards the activities detailed above in the Plan, which it believes will represent its best opportunity for success. We expect to substantially complete the employee reduction immediately and estimate that it will incur a total of approximately $520,000 in charges in connection with the workforce reduction, which was accrued for as of September 30, 2025. These charges consist primarily of cash severance and benefits over a three-month period, in connection with the workforce reduction. The Plan is expected to save approximately $1.8 million in compensation and benefits annually, and together with additional anticipated operating cost reductions and capital raised pursuant to the ATM Sales Agreement, we expect that it will extend our cash runway into the first quarter of 2027.

On October 16, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders named therein (the “Holders”) of existing Common Stock Purchase Warrants to purchase up to an aggregate of 8,092,280 shares of Common Stock, consisting of (i) Common Stock Purchase Warrants to purchase up to an aggregate of 1,345,000 shares of Common Stock issued on September 27, 2024 (the “September Warrants”) and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 6,747,280 shares of Common Stock issued on May 8, 2025 (the “May Warrants” and, together with the September Warrants, the “Existing Warrants”). Pursuant to the Inducement Agreement, on October 17, 2025, the Holders exercised for cash the Existing Warrants at a reduced exercise price of $0.54 per share and, in consideration therefor, we issued to the Holders new Common Stock Purchase Warrants (the “New Warrants”) to purchase an aggregate of 16,184,560 shares of Common Stock, equal to 200% of the number of shares of Common Stock underlying the Existing Warrants, at an exercise price of $0.54 per share, which New Warrants are exercisable for a term of five (5) years from the date of the approval from our stockholders of the full exercise of the New Warrants and the issuance of all of the shares of Common Stock issuable upon the exercise thereof.

We received aggregate gross proceeds of approximately $4.4 million for the exercise of the Existing Warrants, before deducting placement agent fees and other expenses payable by us. We expect to use the net proceeds from the Warrant Exercise for working capital. AGP served as our exclusive financial advisor in connection with the warrant exercise and other transactions described in the Inducement Agreement. Pursuant to the terms of an engagement letter, dated October 16, 2025, by and between us and AGP, we agreed to pay to AGP a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holders upon exercise of the Existing Warrants and reimbursement of certain expenses.

On August 29, 2025, we held our 2025 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders (i) elected Jeffrey J. Kraws, John Monahan, Steven A. Shallcross and Jeffery Wolf as directors; (ii) ratified the appointment of BDO USA P.C. as our independent registered public accounting firm for the year ending December 31, 2025; (iii) approved an amendment (“Amendment No. 2”) to our 2020 Stock Incentive Plan (the “2020 Stock Incentive Plan”) to (a) increase the number of shares of Common Stock that we will have authority to grant under the 2020 Stock Incentive Plan from 2,500,000 shares of Common Stock to 4,500,000 shares of Common Stock and (iii) approved, on an advisory basis, the compensation of our named executive officers.

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

Recent Clinical Developments

On October 8, 2025, preclinical data for VCN-12, a next generation oncolytic adenovirus developed as part of the VCN-X discovery program, was presented by Dr. Ramon Alemany at the 32nd Annual Congress of the European Society of Gene & Cell Therapy. VCN-12 uses the same virus capsid as our lead clinical candidate VCN-01 (zabilugene almadenorepvec), but includes modifications intended to (i) increase stroma degradation by replacing human hyaluronidase PH20 with the more active bee hyaluronidase; and (ii) increase tumor cell lysis by expressing the pore forming protein parasporin-2 to enable both cytotoxic and immunogenic cell death. Parasporin-2 expression is expected to destroy both infected and surrounding uninfected tumor cells and stimulate a strong overall antitumor immune response and reduce viral immunodominance. Data presented by Dr. Alemany support the proposed VCN-12 mechanisms of action. VCN-12 showed increased cell killing compared to VCN-01 in a variety of cancer cell models in vitro. VCN-12 also displayed higher levels of hyaluronidase activity. In animal studies, intravenous VCN-12 had a similar toxicity profile to VCN-01 in immunodeficient mice bearing human tumor xenografts. Intratumoral VCN-12 significantly reduced tumor growth compared to VCN-01 in immunocompetent hamsters bearing HP-1 pancreatic tumors. The antitumor effect of VCN-12 was observed in both the injected tumors and second tumors-implanted 4-days later but not injected. Complete tumor regression of the first tumor was observed in two of nine hamsters and the second implanted tumor did not grow in these animals. VCN-12 appeared to stimulate a persistent immune response that prevented the establishment of tumors in these two complete responders when they were implanted with HP-1 cells 43 days after VCN-12 treatment. Further preclinical studies are planned to elaborate these initial findings. In addition to the scheduled presentation on VCN-12, a recently-published pre-ESGCT meeting monograph details the results of a preclinical study conducted by investigators at the University of Navarra evaluating the intracranial administration of VCN-01 for the potential treatment of brain tumors. The authors highlight the urgent need to develop new and improved therapies for brain cancers and conclude that their findings “provide a strong rationale for its [VCN-01] further development as a therapeutic option for patients with brain tumors” (Palacios-Alonso D et al. (2025) Toxicity and Biodistribution of the Oncolytic Virus VCN-01 Following Intracranial Injection in Syrian Hamsters. Hum Gene Ther. 36(17-18):1237-1247. (doi: 10.1177/10430342251372091).

On October 20, 2025, expanded mPDAC data from the VIRAGE Phase 2b trial (NCT05673811) was presented at the European Society for Medical Oncology (ESMO 2025) Annual Congress. An abstract separate poster presentation on the same day describing previously reported data for SYN-004 (ribaxamase) in allogeneic hematopoietic transplant recipients was presented at Infectious Diseases Week (IDWeek) 2025 Annual Meeting. Results from the VIRAGE Phase 2b trial included in the abstract for the presentation titled “VIRAGE trial: randomized Phase IIb, open-label, study of Nab-Paclitaxel and Gemcitabine with/without intravenous VCN-01 in Patients with Metastatic Pancreatic Cancer (mPDAC )” are set forth below:

112 patients were randomized. Patients in the modified intent to treat (mITT) population received at least 1 dose of gemcitabine/nab-paclitaxel (GA) standard of care chemotherapy (GA, Arm I) or VCN-01 (Arm II). Patients in the full analysis set (FAS) population received at least 1 dose of gemcitabine/nab-paclitaxel standard of care chemotherapy (GA; Arm I) or VCN-01 followed by at least 1 dose of GA (Arm II).

	mITT			FAS
	Arm I (48)	Arm II (53)	HR (95% CI)	Arm I (48)	Arm II (48)	HR (95% CI)
OS mo.	8.6	10.6	0.69 (0.42-1.12) P=0.196	8.6	10.8	0.57 (0.34-0.96) P=0.055
PS mo.	4.6	5.6	0.63 (0.4-1.0) P=0.047	4.6	7.0	0.55 (0.34-0.88) P=0.011
DoR mo.	5.4	11.2	0.22 (0.08-0.62) P=0.004	5.4	11.2	0.22 (0.08-0.62) P=0.004
ORR	31.3%	35.8%		31.3%	39.6%
Definitions -mo. (Months). OS (overall survival). PS or PFS (progression free survival). DoR (duration of response). ORR (objective response rate). HR (hazard ratio). CI (confidence interval).

Compared to patients who started GA cycle 4 alone (Arm I), patients who received 2 VCN-01 doses and started GA cycle 4 (Arm II) showed greater improvement in OS (14.8 vs 11.6 months; HR 0.44; 95% CI 0.21 - 0.92; P=0.046) and PFS (11.2 vs 7.4 months; HR 0.48; 95% CI 0.25 - 0.91; P=0.017). VCN-01 administration was well tolerated. All VCN- 01-related serious adverse events (n=13) were resolved, the most common being flu-like symptoms (13,2%), transaminase increase (5.7%) and drug-induced liver injury (3.8%). Viral genome analysis confirmed the bioactivity of the second VCN-01 dose.

This study met its primary endpoints. Patients receiving VCN-01 + GA had improved OS, PFS and DoR compared to GA standard of care.

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

Our OV product candidates are engineered to efficiently infect and selectively replicate to a high extent in tumor cells versus normal host cells, which enables intravenous delivery. By contrast, many other OVs in clinical development today are administered by direct injection into the tumor. Intravenous delivery has the potential to expand the therapeutic effect of OVs because the virus can infect both the primary tumor and tumor metastases throughout the body.

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

Current clinical update

We have recently completed patient treatment and follow-up in a Phase 2b clinical trial of intravenous VCN-01 with nab-paclitaxel plus gemcitabine in patients with mPDAC and the clinical study report (CSR) has been completed. Similarly, CSRs have been completed for the Phase 1 investigator sponsored trials evaluating (i) intravitreal VCN-01 in patients with retinoblastoma; and (ii) intravenous VCN-01 in combination with durvalumab in subjects with recurrent/ metastatic squamous cell carcinoma of the head and neck (mSCCHN). A protocol amendment has been submitted in an additional investigator sponsored Phase 1 trial evaluating the intravenous administration of VCN-01 in patients prior to surgical resection of high-grade brain tumors and on July 8, 2025 we were notified by the investigator that the protocol amendment had been approved by the Medicines and Healthcare products Regulatory Agency (MHRA) from UK.

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

On December 5, 2024 we announced the outcomes of a Type D meeting with the FDA to obtain guidance on the design of a potential Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of mPDAC. FDA advised that the optimal path forward for the VCN-01 PDAC program is to conduct a stand-alone Phase 3 study of VCN-01 with gemcitabine/nab-paclitaxel. The FDA provided general agreement with our proposed design for a Phase 3 clinical study and indicated that inclusion of additional standard-of-care chemotherapy for mPDAC was not necessary as it would complicate the study design and analysis. The FDA meeting also highlighted the FDA’s preferences regarding certain statistical elements of confirmatory clinical studies, including methods for sample size estimation and the study population(s) used for data analysis.

On February 4, 2025, we received Scientific Advice from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) on the design of a potential Phase 3 clinical study of VCN-01 in combination with standard-of-care chemotherapy for the treatment of mPDAC. Consistent with feedback from the FDA, CHMP advised that a marketing authorization application (MAA) for VCN-01 in mPDAC could be supported by positive results from a randomized, controlled, stand-alone Phase 3 study comparing VCN-01 combined with gemcitabine/nab-paclitaxel to gemcitabine/nab-paclitaxel standard-of-care alone. The Scientific Advice also included CHMP suggestions regarding the study populations, inclusion/exclusion criteria, randomization and blinding, priority endpoints, and proposed statistical strategies for data analysis. An additional comment from the EMA Committee for Orphan Medicinal Products (COMP) noted that the potential benefit of VCN-01 with gemcitabine/nab-paclitaxel in a Phase 3 trial will be compared with the therapeutic effects of the other approved standard-of-care chemotherapies (FOLFIRINOX, NALIRIFOX) when considering maintenance of the Orphan Medicinal Product status of VCN-01 at the time of an MAA.

On March 31, 2025, we announced that a second Independent Data Monitoring Committee (IDMC) review of data from the VIRAGE Phase 2b clinical trial in newly-diagnosed mPDAC found that VCN-01 was well tolerated in combination with standard-of-care chemotherapy (gemcitabine/nab-paclitaxel) and the adverse event (AE) profile was as expected for the patient population and the medications being studied. The VCN-01 AE profile was consistent with that observed in prior clinical trials. The most common VCN-01 related AEs (pyrexia, flu-like illness, vomiting, nausea, and elevated transaminases) were transient and reversible. These AEs were observed to be less frequent and of reduced CTCAE grade after the second VCN-01 dose (administered on day 92) compared to the first VCN-01 dose (administered on day 1). The IDMC noted that the overall type and number of AEs in the VCN-01 treatment group was as expected for the pancreatic cancer population, the duration of treatment, and the administration of an oncolytic virus.

On May 7, 2025, we announced positive topline outcomes from the VIRAGE Phase 2b clinical trial evaluating our lead product candidate VCN-01 (zabilugene almadenorepvec) plus standard-of-care (SoC) chemotherapy gemcitabine/nab-paclitaxel as a first line therapy for patients with mPDAC for whom gemcitabine/nab-paclitaxel is the recommended first-line treatment option. Topline outcomes are detailed above under “Recent Clinical Developments”.

On October 20, 2025, expanded mPDAC data from the VIRAGE Phase 2b trial (NCT05673811) were presented at ESMO 2025.

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

On May 27, 2025, we announced the presentation of the final data from an investigator-sponsored Phase 1 study of VCN-01 (zabilugene almadenorepvec) in refractory retinoblastoma patients in a poster presented by Dr. Jaume Català-Mora, Pediatric Ophthalmologist, Sant Joan de Déu-Barcelona Children’s Hospital at the 2025 American Society of Clinical Oncology (ASCO) annual meeting. Topline outcomes are detailed above under “Recent Clinical Developments” section.

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

On May 12, 2025, a protocol amendment was submitted for this trial to MHRA (UK Regulatory Authorities) and on July 8, 2025 we were notified by the investigator that the protocol amendment had been approved.

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

VCN-01 + Topoisomerase Inhibitors

On May 10, 2024, we presented non-clinical describing enhanced anti-tumor effects in human pancreatic cancer xenograft-bearing mice treated with lead product candidate VCN-01 and liposomal irinotecan in a poster at the 27th American Society of Gene and Cell Therapy (ASGCT) 2024 Congress held in Baltimore (Maryland) from May 7-11, 2024. These data support the potential synergy of VCN-01 and additional first-line pancreatic cancer chemotherapy regimens FOLFIRINOX and NALIRIFOX. Key findings reported in the poster include:

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

In October 2025, Dr. Ramón Alemany, co-founder of VCN (now Theriva Biologics S.L.) and Head of the Immunotherapy and Virotherapy Group at the ProCURE Program of the Catalan Institute of Oncology (ICO) and the Oncobell Program of the Biomedical Research Institute of Bellvitge (IDIBELL) in Barcelona, presented new mechanistic and preclinical data for VCN-12, a next generation oncolytic adenovirus selected from our VCN-X discovery program at the 32nd Annual Congress of the European Society of Gene & Cell Therapy (ESGCT) in Seville, Spain. VCN-12 is derived from lead clinical product VCN-01 (zabilugene almadenorepvec) and is armed with additional transgenes designed to improve tumor cell lysis, enhance stroma degradation, and augment the antitumor immune response.

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

Research and Development Costs

We expense research and development costs associated with developmental products not yet approved by the FDA to research and development expense as incurred. Research and development costs consist primarily of license fees (including upfront payments), milestone payments, manufacturing costs, salaries, stock-based compensation and related employee costs, fees paid to consultants and outside service providers for laboratory development, legal expenses resulting from intellectual property prosecution and other expenses relating to the design, development, testing and enhancement of our product candidates. Research and development expenses include external CRO services. We make payments to the CROs based on agreed upon terms and may include payments in advance of study services. We review and accrue CRO expenses based on services performed and rely on estimates of those costs applicable to the stage of completion of study as provided by the CRO. Accrued CRO costs are subject to revisions as such studies progress to completion. At September 30, 2025 and 2024, we have accrued CRO expenses of $1.7 million and $2.4 million, respectively, that are included in accrued expenses. As of September 30, 2025 and 2024, we have prepaid CRO costs of zero and $0.4 million, respectively, that are included in prepaid expenses.

Results of Operations

Three Months Ended September 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses decreased to $1.9 million for the three months ended September 30, 2025, from $2.3 million for the three months ended September 30, 2024. This decrease of 18% is primarily comprised of the decrease in compensation costs offset by the increase in the fair value of the contingent consideration and increased investor relations expense. The charge related to stock-based compensation expense was $118,000 for the three months ended September 30, 2025, compared to $118,000 for the three months September 30, 2024. We expect general and administrative expenses to decrease due to the workforce reduction implemented on September 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $2.6 million for the three months ended September 30, 2025, from approximately $2.7 million for the three months ended September 30, 2024. This decrease of 7% is primarily the result of lower clinical trial expenses related to the completion of our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC, lower indirect cost related to compensation and lower clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by higher patent expenses related to SYN-020. We anticipate research and development expense to decrease subsequent to the completion of our VIRAGE Phase 2b clinical trial of VCN-01 as we focus on regulatory interactions around potential pivotal clinical trials of VCN-01 in PDAC and retinoblastoma, continue exploratory VCN-01 manufacturing scale-up activities, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $110,000 for the three months ended September 30, 2025, compared to $59,000 related to stock-based compensation expense for the three months ended September 30, 2024.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended September 30, 2025 and 2024. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2025	2024
VCN-01	$1,372	$1,418
Ribaxamase	60	177
SYN-020	77	41
Other therapeutic areas	134	72

Total direct costs	1,643	1,708
Total indirect costs	909	1,026

Total Research and Development	$2,552	$2,734

IPRD and Goodwill Impairment

During the three months ended September 30, 2024, we experienced a sustained decline in the quoted market price of our Common Stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of our development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the in-process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $1.5 million was written down to its estimated fair value of zero and an impairment charge of $1.5 million was recorded during the quarter. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business. There were no impairment indicators present during the three months ended Septemebr 30, 2025.

Other Income/Expense

Other income was $79,000 for the three months ended September 30, 2025 compared to other income of $161,000 for the three months ended September 30, 2024. Other income for the three months ended September 30, 2025 is primarily comprised of interest income of $65,000 and an exchange gain of $14,000. Other income for the three months ended September 30, 2024 is primarily comprised of interest income of $158,000 and exchange gain of $3,000.

Net Loss

Our net loss for the three months ended September 30, 2025 was $4.4 million, or ($0.45) per common share, compared to $7.7 million, or ($6.81) per common share for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 and 2024

General and Administrative Expenses

General and administrative expenses increased to $14.5 million for the nine months ended September 30, 2025, from $5.7 million for the nine months ended September 30, 2024. This increase of 155% is primarily comprised of the increase in fair value of the contingent consideration adjustment of $9.2 million due to the VIRAGE Phase 2b clinical trial of VCN-01 in PDAC achieving its primary survival and safety endpoints offset by decrease in compensation costs. The charge related to stock-based compensation expense was $269,000 for the nine months ended September 30, 2025, compared to $335,000 for the nine months ended September 30, 2024. We expect general and administrative expenses to decrease due to the workforce reduction implemented on September 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $7.5 million for the nine months ended September 30, 2025, from approximately $9.1 million for the nine months ended September 30, 2024. This decrease of 18% is primarily the result of lower clinical trial expenses related to the completion of our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC, lower clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and lower indirect cost related to compensation, offset by higher patent expenses related to SYN-020. We anticipate research and development expense to decrease subsequent to the completion of our VIRAGE Phase 2b clinical trial of VCN-01 as we focus on regulatory interactions around potential pivotal clinical trials of VCN-01 in PDAC and retinoblastoma, continue exploratory VCN-01 manufacturing scale-up activities, and continue supporting our other preclinical and discovery initiatives. The charge related to stock-based compensation expense was $232,000 for the nine months ended September 30, 2025, compared to $175,000 related to stock-based compensation expense for the nine months ended September 30, 2024.

The following table sets forth our research and development expenses directly related to our product candidates for the nine months ended September 30, 2025 and 2024. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2025	2024
VCN-01	$4,097	$4,657
Ribaxamase	227	719
SYN-020	227	109
Other therapeutic areas	339	288

Total direct costs	4,890	5,773
Total indirect costs	2,582	3,372

Total Research and Development	$7,472	$9,145

IPRD and Goodwill Impairment

During the nine months ended September 30, 2024, we experienced a sustained decline in the quoted market price of our Common Stock and we deemed this to be a triggering event for impairment. We performed an interim impairment analysis using the “Income approach” that requires significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post-launch cash flows and a risk-adjusted weighted average cost of capital. We concluded that the in-process R&D with a carrying value of $19.8 million was written down to its estimated fair value of $18.6 million and an impairment charge of $1.3 million was recorded, and goodwill with a carrying value of $5.6 million was written down to its estimated fair value of zero and an impairment charge of $5.6 million was recorded during the nine months ended September 30, 2024. The decrease in the valuation was primarily driven by an increase in the discount rate which was impacted by an increase in the company specific risk premium, and not by material changes to the clinical and administrative operations of the business. There were no impairment indicators present during the nine months ended Septemebr 30, 2025.

Other Income/Expense

Other income was $245,000 for the nine months ended September 30, 2025 compared to other income of $560,000 for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 is primarily comprised of interest income of $215,000 and an exchange gain of $30,000. Other income for the nine months ended September 30, 2024 is primarily comprised of interest income of $559,000 and exchange gain of $1,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $21.7 million, or ($3.38) per basic and diluted common share for the nine months ended September 30, 2025, compared to a net loss of approximately $21.2 million, or ($24.47) per basic common share and diluted common share for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $356.7 million as of September 30, 2025, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents.

Our cash and cash equivalents totaled $7.5 million as of September 30, 2025, a decrease of $4.1 million from December 31, 2024. However, subsequent to September 30, 2025, our cash position increased to $15.5 million as a result of our receipt of $6.1 in net proceeds from sales made pursuant to the ATM Sales Agreement and $4.0 million in net proceeds in connection with the warrant inducement consummated in October 2025. During the year ended December 31, 2024 and nine months ended September 30, 2025, the primary use of cash was for working capital requirements and operating activities which resulted in a net loss of $25.6 million and $21.7 million.

We believe our cash position of $15.5 million as of early November 2025, will allow us to fund our operations into the first quarter of 2027. However, despite this liquidity position, we continue to experience operating losses and face significant uncertainties related to our business model, market conditions, clinical trial outcomes, FDA review timelines and strategic initiatives. These factors raise substantial doubt about our ability to continue as a going concern beyond the next twelve months without additional capital or other strategic actions. Management has developed plans intended to mitigate these uncertainties, including pursuing strategic collaborations, securing additional financing, and prioritizing key development programs. While management believes these plans are probable of being successfully implemented, there can be no assurance that such actions will be sufficient to alleviate the going concern uncertainty.

Based on our current plans, our cash and cash equivalents will be sufficient to cover overhead costs, close out of the VIRAGE Phase 2b clinical trial, exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding proposed VCN-01 clinical trials in PDAC and retinoblastoma, and preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The cash is also sufficient to fund our committed obligations under the terms of the VCN share purchase agreement (the “VCN Purchase Agreement”) related to the Acquisition, but will not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the completion of our ongoing Phase 1 and Phase 2b clinical trials for VCN-01, and preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01, will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that we will fund the last cohort of the Phase 1b/2a clinical trial of SYN-004 and enrollment in this cohort will not commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs. If necessary, we may attempt to utilize the ATM Sales Agreement or seek to raise additional capital in other financing transactions, neither of which is guaranteed. Use of the ATM Sales Agreement is limited by certain restrictions and management’s plan does not rely on additional capital from any sources. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2024, our only source of cash was from sales of our Common Stock through the ATM Sales Agreement pursuant to which we sold 569,000 shares of our Common Stock for net proceeds of $3.6 million and from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares of the Common Stock for gross proceeds of $2.5 million (net proceeds of $2.0 million, after deducting underwriting discounts and estimated expenses). During the three and nine months ended September 30, 2025, we sold approximately 706,810 shares of our Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $279,000. During October 2025, we sold through the Sales Agreement approximately 15,342,601 shares of our Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $6.1 million. During the nine months ended September 30, 2025, the primary source of cash was from the $1.7 million received for the Research and Development rebate program, $1.4 million for the THERICEL project loan from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science and, in May 2025, we closed our May 2025 Offering of 6,818,180 shares of Common Stock (or Pre-Funded Warrants in lieu thereof) in combination with accompanying Common Warrants to purchase an aggregate of 6,818,180 shares of the Common Stock for gross proceeds of $7.5 million (net proceeds of $6.9 million, after deducting underwriting discounts and estimated expenses).

Pursuant to the terms of the VCN Purchase Agreement, we were required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings of which to date $6.8 million has been paid. In September 2022, we received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 in metastatic pancreatic ductal adenocarcinoma (mPDAC). Due to this approval we paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, we initiated patient dosing in the U.S. in our Phase 2 clinical trial of VCN-01 in mPDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. During the three months ended June 30, 2025, we met the primary survival and safety endpoints in our VIRAGE Phase 2b clinical trial evaluating our lead product candidate VCN-01. As a result of achieving the primary survival and safety endpoints in the Phase 2b clinical trial, we are obligated to pay Grifols $6 million. On August 5, 2025, we and Grifols agreed to deferring the $6 million milestone payment into three payments; $500,000 was paid in August 2025, $500,000 will be paid by the end of December 2025, and the remaining $5 million payment will be deferred until a licensing or business development transaction is secured.

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

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts, preparation for our planned clinical trials, performance of clinical trials and our research and discovery efforts. We will be required to obtain additional funding in order to continue the development of certain product candidates within the anticipated time periods (including initiation of planned clinical trials), if at all, and to continue to fund operations at the current cash expenditure levels. We do anticipate that our current cash of approximately $15.5 million as of early November 2025 will allow us to fund our operations into the first quarter of 2027, including overhead costs, close out of the VIRAGE Phase 2b clinical trial; exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding proposed VCN-01 clinical trials in PDAC and retinoblastoma, and preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The cash is also sufficient to fund our committed obligations under the terms of the VCN Purchase Agreement related to the Acquisition. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received and our business will suffer, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash used in operating activities	$(13,787)	$(12,246)
Cash used in investing activities	(35)	(1)
Cash provided by financing activities	9,735	5,489
Effects of exchange rate changes on cash and cash equivalents	(44)	(9)
Net (decrease) in cash	(4,131)	(6,767)
Cash and cash equivalents, beginning of period	11,705	23,279
Cash and cash equivalents, end of period	$7,574	$16,512

Cash Used in Operating Activities

Net cash used in operating activities was $13.8 million and $12.2 million during the nine months ended September 30, 2025 and 2024, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01 our product candidate.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $35,000 and $1,000, respectively, for equipment purchases.

Cash Provided By Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2025 included $1.8 million received for the research and development tax credit, $1.5 million in loan proceeds from the THERICEL project loan, $6.7 million in net proceeds from the sale of Common Stock and at the market offering proceeds of $279,000 from sales of 706,810 shares of our Common Stock pursuant to the ATM Sales Agreement offset by payments of loans in the amount of $69,000 and payment of contingent consideration of $500,000. Cash provided by financing activities during the nine months ended September 30, 2024 included at the market offering proceeds of $3.6 million from sales of 569,000 shares of our Common Stock offset by payments related to loans extended by certain Spanish institutions of $67,000 and net proceeds of $2.0 million from the sale of our securities in our public offering of 918,600 shares of Common Stock in combination with accompanying warrants to purchase an aggregate of 1,428,600 shares.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2025, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of September 30, 2025, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer, who also serves as our Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated unaudited financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that as of September 30, 2025 we have an accumulated deficit of approximately $356.7 and working capital of $(1.1 million) raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. In addition, in connection with the filing of our 2024 Form 10-K our independent registered public accounting firm issued a report that included an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that, as of the date of such report, raised substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of September 30, 2025, we had cash and cash equivalents of approximately $7.5 million and as of early November 2025, we had cash and cash equivalents of $15.5 million. At December 31, 2024, we had an accumulated deficit of $335 million and working capital of $8.7 million. As of December 31, 2024, we had cash and cash equivalents of approximately $11.6 million consisting of cash and investments in highly liquid U.S. money market funds. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our consolidated unaudited financial statements as of September 30, 2025 do not include any adjustments that might result from the outcome of this uncertainty. Based upon the Company’s current business plans, we expect that our current cash will be able to fund operations into the first quarter of 2027.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the nine months ended September 30, 2025, our operating activities used net cash of approximately $13.8 million and our cash and cash equivalents were approximately $7.5 million as of September 30, 2025. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2025, our accumulated deficit totaled approximately $356.7 million on a consolidated basis. Pursuant to the VCN Purchase Agreement, we have agreed to use reasonable efforts to commercialize VCN-01 and we agreed as a post- closing covenant to commit to fund VCN’s research and development programs, including but not limited to VCN-01 PDAC phase 2 clinical trial, VCN-01 retinoblastoma trial and necessary general and administrative expenses within a budgetary plan of approximately $27. 8 million over three years. If we are required to make the $5 million milestone payment to Grifols, it will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations or meet other financial obligations. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be able to fund operations into the first quarter of 2027 but will not be sufficient to fund our operations for the next twelve months and will only be sufficient to cover overhead costs, close out of the VIRAGE Phase 2b clinical trial; exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding proposed VCN-01 clinical trials in PDAC and retinoblastoma, preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The cash is also sufficient to fund our committed obligations under the terms of the VCN Purchase Agreement related to the Acquisition, but may not be sufficient for additional trials of VCN-01, SYN-020 or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of SYN-004 internally but intend to out-license or partner further development of SYN-004. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forgo sales and marketing efforts, and forgo licensing in attractive business opportunities, cease operations, liquidate our assets or reorganize the Company, or a combination of the foregoing. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

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

The shutdown of the U.S. federal government may adversely affect our business.

A prolonged or recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. We continue to monitor developments and adjust our regulatory strategies accordingly, but there can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the United States are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, including our upcoming meetings with the FDA for planned clinical trials in patients with mPDAC and retinoblastoma, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, New Drug Applications (NDAs), and Biologics License Applications (BLAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

If the current U.S. federal government shutdown is prolonged or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Certain of our clinical trials are dependent on federal grant funding. A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to commence enrollment for the third cohort of our Phase 1b/2a randomized, double-blinded, placebo-controlled clinical trial of SYN-004 (ribaxamase) in allogeneic hematopoietic cell transplant (“HCT”) recipients for the prevention of acute graft-versus-host-disease because we cannot fund the SYN-004 development program unless we receive grant funding. If federal funding continues to be delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended September 30, 2025 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.18	Certificate of Change to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584.)

4.1	Form of New Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed October 17, 2025, File No. 001-12584.)

10.1

Amendment No. 3 to the Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 4, 2025, File No. 001-12584.)

10.2	Form of Warrant Inducement Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 17, 2025, File No. 001-12584.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed or furnished herewith.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report

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

Date: November 12, 2025