Form 10-Q
period 2026-03-31
Theriva Biologics, Inc.
filed 2026-05-05
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐    No ☒

As of May 1, 2026, the registrant had 45,892,668 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 12, 2026 (the “2025 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$14,431	$13,056
Tax credit receivable	1,696	3,351
Prepaid expenses and other current assets	630	1,060
Total Current Assets	16,757	17,467

Non-Current Assets
Property and equipment, net	194	222
Restricted cash	45	46
Right of use asset	1,946	803
In-process research and development	19,225	19,619
Deposits and other assets	81	82
Total Assets	$38,248	$38,239

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$608	$1,014
Accrued expenses	6,220	6,276
Contingent consideration, current portion	1,193	—
Accrued employee benefits	267	443
Deferred research and development tax credit-current portion	1,431	1,675
Loans payable-current	35	57
Operating lease liability-current portion	510	549
Total Current Liabilities	10,264	10,014

Non-current Liabilities
Non-current contingent consideration	8,838	10,004
Loan Payable - non-current	1,626	1,671
Non-current deferred research and development tax credit	599	815
Non-current operating lease liability	1,522	352
Total Liabilities	22,849	22,856

Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 45,921,478 issued and 45,892,668 outstanding at March 31, 2026 and 35,717,159 issued and 35,688,350 outstanding at December 31, 2025	45	34
Additional paid-in capital	376,019	373,592
Treasury stock at cost, 28,809 shares at March 31, 2026 and at December 31, 2025	(288)	(288)
Accumulated other comprehensive loss	377	755
Accumulated deficit	(360,754)	(358,710)
Total Stockholders’ Equity	15,399	15,383

Total Liabilities and Stockholders’ Equity	$38,248	$38,239

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
License Revenue	$300	$—

Operating Costs and Expenses:
General and administrative	2,072	1,449
Research and development	355	2,968
Total Operating Costs and Expenses	2,427	4,417

Loss from Operations	(2,127)	(4,417)

Other Income:
Foreign currency exchange (loss) gain	1	(3)
Interest income	82	96
Total Other Income	83	93

Net Loss before income taxes	(2,044)	(4,324)
Income tax benefit	—	—
Net Loss Attributable to Common Stockholders	$(2,044)	$(4,324)

Net Loss Per Share - Basic and Dilutive	$(0.05)	$(1.55)

Weighted average number of shares outstanding during the period - basic and dilutive	41,072,725	2,782,449

Net Loss	(2,044)	(4,324)
Gain (loss) on foreign currency translation	(378)	654
Total comprehensive loss	(2,422)	(3,670)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

(Unaudited)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2025	35,717,159	$34	$373,592	$(358,710)	$755	(288)	$15,383

Stock-based compensation	—	—	135	—	—	—	135
Stock issued under “at-the-market” offering	10,204,319	11	2,292	—	—	—	2,303
Foreign currency exchange gains (losses)	—	—	—	—	(378)	—	(378)
Net loss	—	—	—	(2,044)	—	—	(2,044)

Balance at March 31, 2026	45,921,478	$45	$376,019	$(360,754)	$377	(288)	$15,399

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	(288)	$19,067

Stock-based compensation	—	—	100	—	—	—	100
Foreign currency exchange gains (losses)	—	—	—	—	654	—	654
Net loss	—	—	—	(4,324)	—	—	(4,324)

Balance at March 31, 2025	2,811,259	$3	$355,601	$(339,295)	$(524)	(288)	$15,497

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(2,044)	$(4,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	135	100
Change in fair value of contingent consideration	27	21
Non-cash lease expense	143	120
Depreciation	24	26
Deferred research and development tax credit	(417)	(409)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	428	588
Accounts payable	(397)	(440)
Accrued expenses	(27)	295
Accrued employee benefits	(172)	(603)
Operating lease liability	(156)	(130)
Net Cash Used In Operating Activities	(2,456)	(4,756)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Tax credit receivable	1,612	1,727
Payment of loans payable	(49)	(56)
Proceeds from issuance under at - the - market offering, net of issuance cost	2,303	—
Proceeds from long term debt	—	1,401
Net Cash provided by Financing Activities	3,866	3,072

Effects of exchange rate changes on cash and cash equivalents	(36)	93
Net increase(decrease) in cash and cash equivalents and restricted cash	1,374	(1,591)
Cash and cash equivalents and restricted at the beginning of this period	13,102	11,705
Cash and cash equivalents and restricted cash at the end of this period	$14,476	$10,114

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$14,431	$10,014
Restricted cash included in other long-term assets	45	100
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$14,476	$10,114

Supplemental non-cash investing and financing activities
Right of use asset obtained in exchange for lease liabilities	$1,291	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the Company’s acquisition of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), in March 2022 described in more detail below (the “Acquisition”), the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. The Company’s lead product candidate, VCN-01 (zabilugene almadenorepvec), is a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 hyaluronidase. VCN-01 has been evaluated in a Phase 2b clinical study for the treatment of pancreatic cancer (“VIRAGE”), and a Phase 1 clinical study for the treatment of retinoblastoma, as well as various other Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of March 31, 2026, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of March 31, 2026, the Company had an accumulated deficit of approximately $360.8 million. Since inception, the Company has financed its activities principally from the proceeds of the issuance of equity securities.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Going Concern – (continued)

The Company continues to experience operating losses and faces significant uncertainties related to its business model, market conditions, and strategic initiatives. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond the next twelve months without additional capital, or other strategic actions. In order to address the Company’s capital needs, including its planned clinical trials, the Company is actively pursuing additional equity or debt financing in the form of either a private placement or a public offering as well as partnerships, other collaborations and other strategic alternatives. The Company has been in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings and licensing and/or partnership arrangements as well as a range of strategic alternatives that may include a business combination, merger or reverse merger. Such additional financing opportunities might not be available to the Company when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected.

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

Pursuant to the Plan, on September 30, 2025, the Company implemented a workforce reduction of seven employees or 32% of the then global Company workforce. The goal of this reduction was to direct the Company’s resources towards business development and licensing activities and clinical trial planning and preparation for potential pivotal trials of VCN-01 in PDAC and retinoblastoma patients, which it believes will represent its best opportunity for success. The Company completed the employee reduction immediately and incurred a total of approximately $520,000 in charges in connection with the workforce reduction. These charges consisted primarily of cash severance and benefits over a three-month period, in connection with the workforce reduction. The Plan is expected to save approximately $1.8 million in compensation and benefits annually beginning in 2026 and, together with additional anticipated operating cost reductions, the Company expects that it will extend its cash runway into the first quarter of 2027; however, as described below, the current cash will only be sufficient to run certain clinical trials and no assurances can be provided and the Company’s cash could differ materially from its expectations based on various factors, many of which are out of its control.

The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur. At March 31, 2026, the Company had cash and cash equivalents of approximately $14.4 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the first quarter of 2027. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, commence a proposed Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, exploratory VCN-01 (zabilugene almadenorepvec) manufacturing scale-up activities, regulatory interaction regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from the Company’s VCN-X discovery program. The Company also believes that the cash will be sufficient to fund its committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement”), but will not be sufficient for additional trials of VCN-01 (other than the planned Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or SYN-004, or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the completion of the Company’s ongoing Phase 1 and Phase 2b clinical trials for VCN-01, commencement of a proposed Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, and limited preclinical studies supporting VCN-01 and its VCN-X discovery initiatives, the Company will need to obtain additional funds for future clinical trials. The Company anticipates that its future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs and limited preclinical research efforts. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms or at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

development activities (including initiation of planned clinical trials) until funding is received, and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

3. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies discussed in the Company’s audited financial statements and the notes thereto included in the 2025 Form 10-K. During the quarter the Company added a new significant accounting policy for revenue recognition as a result of a licensing agreement.

Revenue Recognition

Pursuant to FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when a customer obtains control of promised goods or services. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

License, Collaboration and Royalty Revenue

Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, management uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestones

At the inception of each arrangement that includes development and commercial sales milestone payments, the Company evaluates whether achieving each milestone payment is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Sales-based milestone payments are recognized in the period that the milestone objectives have been achieved.

Royalties

For arrangements that include sales-based royalties, revenue is recognized when the underlying product sales have occurred. Revenue is recorded based on estimated quarterly net product sales reports provided by its partner. Differences between actual results and estimated amounts are adjusted in the period in which they become known, which typically follows the quarterly period in which the estimate is made.

Segment information

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is assisted in his responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team, consisting of the Senior Vice President of Corporate and Product Development and the General Director, EU Subsidiary.

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

The CODM assesses Company performance using the consolidated net loss and through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily with in the United States and Spain. The Company held $51,000 and $58,000 of assets in the United States on March 31, 2026 and December 31 2025, respectively. The Company held $143,000 and $164,000 of assets in the Spain on March 31, 2026 and December 31, 2025, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

IPR&D

IPR&D assets represent the fair value assigned to technologies that the Company acquired, which at the time of acquisition had not reached technological feasibility and have no alternative future use. IPR&D assets are considered to have indefinite-lives until the completion or abandonment of the associated research and development projects. If and when development is complete, which generally occurs upon regulatory approval and the ability to commercialize products associated with the IPR&D assets, these assets are then deemed to have definite lives and are amortized based on their estimated useful lives at that point in time. If development is terminated or abandoned, the Company may have a full or partial impairment charge related to the IPR&D assets, calculated as the excess of carrying value of the IPR&D assets over fair value.

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The key assumptions used to value IPR&D include estimates of future cash flows and the discount rate applicable to the future cash flow periods. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.

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

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2026 and 2025.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Intangibles

As a result of the Acquisition of VCN, the Company has an intangible asset, in-process research and development (“IPR&D”). The IPR&D is deemed to have indefinite lives and therefore not amortized.

The following table provides the Company’s in-process R&D as of March 31, 2026.

In-process
R&D (in thousands)
Balance at December 31, 2025	$19,619
Effects of exchange rates	(394)
Balance at March 31, 2026	$19,225

There were no impairment charges recorded during the three months ended March 31, 2026 and 2025.

5. Revenue

On February 18, 2026, the Company entered into a license agreement with Rasayana Therapeutics, Inc., whereby the Company granted Rasayana an exclusive worldwide license with the right to grant sublicenses to research, develop, manufacture and commercialize, which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme. Pursuant to the terms of the agreement, Rasayana will assume all responsibility and costs for the development and commercialization of the product. Under the terms of the agreement, the Company received an upfront payment of Three Hundred Thousand Dollars ($300,000) from Rasayana on the effective date. In addition, the Company is entitled to receive from Rasayana development milestone payments of up to an aggregate of $16,000,000 and sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to products. In addition, the Company is entitled to receive tiered royalties ranging from low to mid-single digits on net sales of a product. The Company will also be entitled to receive a certain percentage of any sublicense revenue received by Rasayana or its affiliates. Under the terms of the agreement, Rasayana has agreed to use commercially reasonable efforts to meet certain specified development milestones, though there is no guarantee the any such milestone will be met. The Company recognized the $300,000 upfront payment as revenue during the quarter ended March 31, 2026, at the point in time the performance obligation was satisfied. Revenue related to the development milestones will be recognized at the point in time that the variable revenue constraint is removed. Revenue related to the sales-based royalties will be recognized when the underlying sales/revenue transactions occur.

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

In connection with the Acquisition of VCN, the Company was required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 (zabilugene almadenorepvec) in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. During the year ended December 31, 2025, the Company met the primary survival and safety endpoints in its VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01. As a result of achieving the primary survival and safety endpoints in the Phase 2b clinical trial, the Company is obligated to pay Grifols $6.0 million. On August 5, 2025, the Company and Grifols agreed to defer the $6.0 million milestone payment into three payments, as follows: $500,000 was paid in August 2025, $500,000 was paid in December 2025, and the remaining $5.0 million payment will be deferred pending ongoing discussions with Grifols. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $10.0 million as of March 31, 2026 and is reflected as contingent consideration, current portion of $1.2 million and non-current contingent consideration liability of $8.8 million. During the three months ended March 31, 2026 and 2025, the Company recognized in operating expense a $27,000 and $21,000, respectfully, fair value adjustment increase to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three months ended March 31, 2026 and 2025.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of March 31, 2026 and December 31, 2025:

(in thousands)
Balance at December 31, 2025	$10,004
Change in fair value	27
Balance at March 31, 2026	$10,031

Contingent consideration, current portion	$1,193
Contingent consideration, net of current portion	8,838
Balance at March 31, 2026	$10,031

(in thousands)
Balance at December 31, 2024	$6,973
Change in fair value	699
Reclassification of amounts to accrued expenses due to milestone being achieved	(6,000)
Balance at December 31, 2025	$10,004

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	10,004
Balance at December 31, 2025	$10,004

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments – (continued)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of March 31, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,031	$—	$—	$10,031
Total liabilities	$10,031	$—	$—	$10,031

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,004	$—	$—	$10,004
Total liabilities	$10,004	$—	$—	$10,004

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of March 31, 2026
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	13.6% to 13.9%
		Weighted Average Discount rate	13.8%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2025
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	12.3% to 12.6%
		Weighted Average Discount rate	12.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Research and Development Tax Credits

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

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $3.4 million related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit current portion of $1.7 million and a deferred research and development tax credit non-current portion of $815,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ending March 31, 2026 and 2025 the Company recorded $417,000 and $409,000, respectively, as a reduction in research and development expense. In January 2026, the Company received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	March 31,	December 31,
	2026	2025
Prepaid consulting, subscriptions and other expenses	$307	$213
Prepaid insurance	233	350
VAT receivable	76	32
Stock sales receivable	—	452
Other receivable	14	—
Prepaid manufacturing expenses	—	13

Total prepaid expenses and other current assets	$630	$1,060

Stock sales receivable was from at-the-market stock sales that was not cash settled prior to the period end.

Property and equipment, net (in thousands)

	March 31,	December 31,
	2026	2025
Computers and office equipment	$636	$639
Other property, plant and equipment	434	444
Leasehold improvements	94	94
Software	11	11
	1,175	1,188
Less: accumulated depreciation and amortization	(981)	(966)

Total	$194	$222

During the three months ended March 31, 2026 and the year ended December 31, 2025 the Company recognized depreciation expense of $24,000 and $108,000 respectively.

Accrued expenses (in thousands)

	March 31,	December 31,
	2026	2025
Accrued milestones payments	$5,000	$5,000
Accrued clinical consulting services	833	842
Accrued manufacturing costs	194	257
Accrued vendor payments	193	177

Total accrued expenses	$6,220	$6,276

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Selected Balance Sheet Information – (continued)

Accrued employee benefits (in thousands)

	March 31,	December 31,
	2026	2025
Accrued compensation expense	$205	$153
Accrued vacation expense	62	43
Accrued bonus expense	—	247

Total	$267	$443

9. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of March 31, 2026, there were 5,893 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased such that 4,500,000 shares were authorized as of March 31, 2025. As of March 31, 2026, there were 2,586,035 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, there were no options granted during the three months ended March 31, 2025. The assumptions used for the three months ended March 31, 2026 included:

2026
Exercise price	$0.24
Expected dividends	—%
Expected volatility	113.4%
Risk free interest rate	3.65%
Expected life of option (years)	4.26

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

9. Stock-Based Compensation – (continued)

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

A summary of stock option activity for the three months ended March 31, 2026 and the year ended December 31, 2025 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2024	175,034	$36.88	6.72 years	$—

Granted	951,500	1.41
Expired	(1,777)	1,268
Forfeited	(10,329)	14.72
Balance - December 31, 2025	1,114,428	4.84	6.12 years	—

Granted	1,477,500	0.24
Expired	—	—
Forfeited	—	—

Balance - March 31, 2026 -outstanding	2,591,928	$2.22	6.38 years	$—

Balance - March 31, 2026 -exercisable	651,095	$6.91	4.57 years	$—

Grant date fair value of options granted – year ended March 31, 2026		$276,505

Weighted average grant date fair value - March 31, 2026		$0.18

Grant date fair value of options granted – year ended December 31, 2025		$1,011,295

Weighted average grant date fair value – year ended December 31, 2025		$1.06

Stock-based compensation expense for the three months ended March 31, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to employees was $108,000 and $84,000, respectively. Stock-based compensation expense for the three months ended March 31, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to consultants was $26,000 and $16,000, respectively.

As of March 31, 2026, total unrecognized stock-based compensation expense related to stock options was $835,000, which is expected to be expensed through January 2029.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three months ended March 31, 2026 and 2025.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Stock Warrants

On May 8, 2025, the Company consummated a public offering (the “May 2025 Offering”) of an aggregate of (i) 1,990,900 shares of Common Stock, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 4,827,280 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (the “2025 Common Warrants”) to purchase up to 6,818,180 shares of Common Stock (the “2025 Common Warrant Shares”). Each share of Common Stock and associated 2025 Common Warrant was sold at a combined public offering price of $1.10. Each 2025 Pre-Funded Warrant and associated 2025 Common Warrant was sold at a combined public offering price of $1.099. The Company received aggregate gross proceeds from the May 2025 Offering of approximately $7.5 million, before deducting placement agent fees and other offering expenses. Each 2025 Pre-Funded Warrant was immediately exercisable for one (1) share of Common Stock at an exercise price of $0.001 per share and will remain exercisable until such 2025 Pre-Funded Warrant is exercised in full. Each 2025 Common Warrant has an exercise price of $1.10 per share of Common Stock, is immediately exercisable, and expires five (5) years from its issuance date. The exercise price of the 2025 Common Warrants and the 2025 Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise will be adjusted in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. In the event of a fundamental transaction, as described in each of the 2025 Common Warrants and the 2025 Pre-Funded Warrants, the holders of such warrants will be entitled to receive upon exercise of their respective warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised their warrants immediately prior to such fundamental transaction. In addition, in certain circumstances, upon a fundamental transaction, a holder of 2025 Common Warrants will have the right to require the Company to repurchase its 2025 Common Warrants at the Black Scholes Value; provided, however, that, if the fundamental transaction is not within the Company’s control, including not approved by the Company’s board of directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the 2025 Common Warrant, that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction. The 2025 Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the share of Common Stock issuable upon exercise thereof to the holder. The 2025 Pre-Funded Warrants may be exercised on a cashless basis at any time.

A holder of the 2025 Common Warrants and the 2025 Pre-Funded Warrants (together with its affiliates) may not exercise any portion of the 2025 Common Warrant or 2025 Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s 2025 Common Warrants or 2025 Pre-Funded Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the 2025 Common Warrants and 2025 Pre-Funded Warrants are required to be equity classified. The 2025 Common Warrants were valued on the date of grant using Black Scholes model. During the year ended December 31, 2025, all of the 2025 Pre-Funded Warrants issued in the May 2025 Offering were exercised resulting in the issuance of 4,827,280 shares of Common Stock. During the year ended December 31, 2025, 2025 Common Warrants to purchase 6,747,280 shares of Common Stock were exercised in connection with the October 17, 2025 warrant inducement.

On October 16, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders named therein (the “Holders”) of existing Common Stock Purchase Warrants to purchase up to an aggregate of 8,092,280 shares of the Common Stock, consisting of (i) Common Stock Purchase Warrants to purchase up to an aggregate of 1,345,000 shares of common stock issued on September 27, 2024 (the “September Warrants”) and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 6,747,280 shares of Common Stock issued on May 8, 2025 (the “May Warrants” and, together with the September Warrants, the “Existing Warrants”). Pursuant to the Inducement Agreement, on October 17, 2025, the Holders exercised for cash the Existing Warrants at a reduced exercise price of $0.54 per share and, in consideration therefor, the Company issued to the Holders new Common Stock Purchase Warrants (the “New Warrants”) to purchase an aggregate of 16,184,560 shares of Common Stock, equal to 200% of the number of shares of Common Stock underlying the Existing Warrants, at an exercise price of $0.54 per share, which New Warrants are exercisable for a term of five (5) years from the date of the approval from the stockholders of the Company of the full exercise of the New Warrants and the issuance of all of the shares of Common Stock issuable upon the exercise thereof, which had not occurred as of December 31, 2025.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Stock Warrants – (continued)

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

A summary of all warrant activity for the Company for the year ended December 31, 2025 and March 31, 2026 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2024	1,428,600	$2.0	4.74 years
Granted	27,830,020	0.58	4.73 years
Exercised	(12,919,560)	0.78	—
Forfeited	—	—	—
Balance at December 31, 2025	16,339,060	0.55	4.99 years

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at March 31, 2026	16,339,060	$0.55	4.75 years

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three months ended March 31, 2026 and 2025 was $2.0 million and $4.3 million, respectively. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three months ended March 31, 2026 were 2,591,928 and 16,339,060, respectively, and for the three months ended March 31, 2025 were 175,034 and 1,428,600, respectively, because their effect is anti-dilutive.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12. Common and Stock

At Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“A.G.P”) entered into the ATM Sales Agreement, pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-279077), which was originally filed on May 2, 2024, as amended and declared effective on September 25, 2024, utilizing a prior prospectus and related prospectus supplements thereto or a newly filed registration statement on Form S-3. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the ATM Sales Agreement. During the three months ended March 31, 2026, the Company sold 10,204,319 shares of the Company’s Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $2.3 million. During the three months ended March 31, 2025, there were no shares sold under the ATM Sales Agreement.

13. Loans Payable

As a result of the Acquisition of VCN, the Company acquired interest-free or below-market interest rate loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades (RETOS loan) and ACC10 Generalitat de Catalunya (NEBT loan). The maturities of these loans are between 2024 and 2028. As a result of the Acquisition, the Company maintains a restricted cash collateral account of $45,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

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

The Company incurred, and charged to interest expense, $16,000 and $12,000 during the three months ended March 31, 2026 and 2025, respectively.

	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
	Current	Non-current	Current	Non-current

NEBT Loan	9	$9	9	$9
RETOS 2015	26	10	48	38
THERICEL Loan	—	1,607	—	1,624
	$35	$1,626	$57	$1,671

A maturity analysis of the debt as of March 31, 2026 is as follows (amounts in thousands of dollars):

2026	$8
2027	35
2028	11
2029	98
2030	227
Thereafter	1,282
Total	$1,661

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

The Company also leases research and office facilities in Parets del Vallès, Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Valles (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated. During the three months ended March 31, 2026 the Company renewed the lease for a term of five years resulting in an increase to the ROU asset and lease liability of $1.3 million.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three months ended March 31, 2026 and 2025 approximated $190,000 and $155,000, respectively. For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of operating liabilities was $177,000 and $166,000, respectively. As of March 31, 2026 and 2025, the weighted-average remaining lease term for the Company’s leases was 4.4 and 2.3 years, respectively. As of March 31, 2026 and 2025, the weighted-average discount rate for the Company’s leases was 12.63% and 10.36%, respectively.

A maturity analysis of the Company’s operating leases as of March 31, 2026 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2026	551
2027	745
2028	377
2029	377
2030	377
2031	283
Total	2,710

Discount factor	(678)
Operating lease liability	2,032
Operating lease liability – current	(510)
Operating lease liability – long term	$1,522

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

15. Related Party

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

16. License Agreements

On February 18, 2026 the Company entered into the Rasayana License Agreement, whereby the Company granted Rasayana an exclusive worldwide license with the right to grant sublicenses to Research, Develop, Manufacture and Commercialize (as such terms are defined in the Rasayana License Agreement) any Product (as such term is defined in the Rasayana License Agreement), which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme, comprising, containing, or covered by the Licensed IP (as such term is defined in the Rasayana License Agreement) and/or devised, developed, or produced using the Licensed IP. Pursuant to the terms of the Rasayana License Agreement, Rasayana will assume all responsibility and costs for the Development and Commercialization of the Products.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

16. License Agreements – (continued)

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

The term of the Rasayana License Agreement commenced on the effective date of the Rasayana License Agreement and continues on a country-by-country basis until the expiration of the Royalty Term. If either the Company or Rasayana materially breaches any material obligation under the Rasayana License Agreement and does not cure such breach, the non-breaching party may terminate the Rasayana License Agreement in its entirety; provided that if such breach is capable of being cured but cannot be cured within such sixty (60) day period and the breaching party initiates actions to cure such breach within such period and thereafter diligently pursues such actions, the breaching party shall have one additional period of sixty (60) days to cure such breach. Either party may also terminate the Rasayana License Agreement, upon written notice, if the other party has an Insolvency Event (as such term is defined in the Rasayana License Agreement). Rasayana has the right to terminate the Rasayana License Agreement for any or no reason upon ninety (90) days’ written notice to the Company, including but not limited to instances in which the outcome of a clinical trial is adverse and/or unsatisfactory to Rasayana (in its reasonable discretion). If Rasayana suspends all material Development efforts with respect to all Products for a period of one hundred and eighty (180) days, or fails to use Commercially Reasonable Efforts to achieve any of the Development milestones by the applicable deadline), then the Company may terminate the Rasayana License Agreement upon ninety (90) days prior written notice to Rasayana, unless Rasayana resumes material Development efforts within such period. Upon a termination the rights granted under the Rasayana License Agreement terminate and revert irrevocably to the Company.

17. Subsequent Events

The Company has evaluated events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our 2025 Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Our actual results and the timing of events could differ materially from those expressed or implied by the forward-looking statements due to important factors and risks including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2025 Form 10-K.

Overview

We are a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of our acquisition of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.) (the “Acquisition”) in March 2022, we transitioned our strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. Our lead product candidate, VCN-01 (zabilugene almadenorepvec), is a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 hyaluronidase. VCN-01 has been evaluated in a Phase 2b clinical study for the treatment of pancreatic cancer (“VIRAGE”), a Phase 1 clinical study for the treatment of retinoblastoma, as well as various other Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

VCN-01 has been administered to 144 patients across multiple Phase 1 clinical trials and the Phase 2b VIRAGE trial, and our compassionate use program including patients with pancreatic cancer, head and neck squamous cell carcinoma, ovarian carcinoma, colorectal cancer, and retinoblastoma.

Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases, which we have out-licensed as described below.

Additionally, as part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 asset, including out-licensing or partnering as we do not intend to further develop SYN-004 without receipt of grant funding or funding through a partnership or other collaboration.

Financial Developments

On January 22, 2026, we received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds.

During the three months ended March 31, 2026, we sold 10,204,319 shares of our Common Stock pursuant to the Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”) and received net proceeds of approximately $2.3 million.

SYN-020 Out-License

On February 18, 2026 we entered into a license agreement (the “Rasayana License Agreement”) with Rasayana Therapeutics, Inc. (“Rasayana”), pursuant to which we granted Rasayana an exclusive worldwide license with the right to grant sublicenses to Research, Develop, Manufacture and Commercialize (as such terms are defined in the Rasayana License Agreement) any Product (as such term is defined in the Rasayana License Agreement), which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme, comprising, containing, or covered by the Licensed IP (as such term is defined in the Rasayana License Agreement) and/or devised, developed, or produced using the Licensed IP. Pursuant to the terms of the Rasayana License Agreement, Rasayana will assume all responsibility and costs for the Development and Commercialization of the Products.

Under the terms of the Rasayana License Agreement, we received an upfront payment of Three Hundred Thousand Dollars ($300,000) from Rasayana on the effective date of the Rasayana License Agreement. In addition, we are entitled to receive from Rasayana: (i) development milestone payments of up to an aggregate of $16,000,000; (ii) sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to Products; and (iii) during the Royalty Term (as such term is defined in the Rasayana License Agreement), tiered royalties ranging from low to mid single digits on net sales of a Product. We will also be entitled to receive a certain percentage of any Sublicense Revenue (as such term is defined in the Rasayana License Agreement) received by Rasayana or its affiliates.

Under the terms and conditions of the Rasayana License Agreement, Rasayana has agreed to use Commercially Reasonable Efforts (as such term is defined in the Rasayana License Agreement) to meet certain specified Development milestones.

We believe that this arrangement will provide us with the potential to derive value from our SYN-020 asset, without the need for us to continue to invest additional working capital into the further development of the product candidate, thereby allowing us to focus our efforts and expenditures on the development of our oncology assets.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-versus-host disease. allo-HCT allogeneic hematopoietic cell transplant. IV intravenous. IVit intravitreal.

¹Final Phase 1b/2a study cohort contingent on grant funding or partnership.

Recent Clinical Developments

Intravenous VCN-01 with nab-paclitaxel plus gemcitabine for the treatment of patients with metastatic PDAC

On March 23, 2026, we announced the outcomes of a recent Type B End-of-Phase 2 (EOP2) meeting with the U.S. Food and Drug Administration (the “FDA”) regarding the design of a Phase 3 clinical study of our lead clinical candidate VCN-01 in combination with standard-of-care (“SoC”) chemotherapy for the treatment of metastatic pancreatic ductal adenocarcinoma (“PDAC”).

The FDA provided general agreement with our proposed design for a Phase 3 clinical trial, which closely tracks the design of the successful VIRAGE Phase 2 trial. As announced in 2025, the VIRAGE trial met its primary endpoints, with metastatic PDAC patients receiving VCN-01 with SoC chemotherapy having improved overall survival (OS), progression free survival (PFS) and Duration of Response (DoR) compared to SoC chemotherapy alone. Greater improvements in OS and PFS were observed in patients who received two doses of VCN-01, leading us to plan the Phase 3 trial to include repeat dosing and an adaptive design aimed to optimize the trial’s timelines and outcomes.

Consistent with scientific advice previously received from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (the “EMA”), the FDA advised that a potential biologics license application (BLA) for VCN-01 in metastatic PDAC could be supported by our proposed Phase 3 clinical trial (if successful) comprising a single, high-quality, randomized, double-blinded, study comparing VCN-01 plus gemcitabine/nab-paclitaxel SoC to gemcitabine/nab-paclitaxel SoC plus placebo. The FDA further agreed on the proposed dosing of VCN-01 and gemcitabine/nab-paclitaxel in repeated “macrocycles” (enabling more than 2 doses of VCN-01 to be administered in the Phase 3 trial), the proposed inclusion/exclusion criteria, the primary endpoint (OS), key secondary endpoints (including PFS), and the use of an adaptive design. The FDA also clarified statistical expectations regarding the proposed interim analyses and the quality of data required for potential sample size re-estimation or a demonstration of early efficacy.

On April 20, 2026, we presented new data and subgroup analyses from the VIRAGE Phase 2b clinical trial evaluating VCN-01 plus gemcitabine/nab-paclitaxel in newly-diagnosed metastatic pancreatic cancer patients at a poster presentation titled “Analysis of tumor and biomarker responses in the VIRAGE Trial, a randomized Phase IIb, open-label, study of nab-paclitaxel and gemcitabine with/without intravenous VCN-01 in patients with PDAC” at the American Association for Cancer Research (AACR) Annual Meeting held in San Diego, CA.

Included in the poster presentation were the conclusions set forth below.

●	Patients receiving VCN-01 + gemcitabine/nab-paclitaxel (“GnP”) had improved overall survival and progressive free survival compared to GnP alone. The late separation of survival curves may reflect an immune-mediated mechanism of action.
●	Treatment with VCN-01 + GnP resulted in later-emerging, higher magnitude, and more durable responses than GnP alone.
●	The OS benefit of VCN-01 + GnP was generally maintained across subgroups including liver metastases, despite a post-recruitment imbalance.
●	Patients receiving a second administration of VCN-01 revealed a greater benefit in OS and PFS.

We believe that repeated macrocycle dosing of VCN-01 and GnP chemotherapy may enhance the potential immune-medicated mode of action of VCN-01, providing increased and more durable tumor responses and longer survival. As we finalize the pivotal Phase 3 study protocol, we plan to generate feasibility data for the intended Phase 3 macrocycle dosing regimen, by conducting a small study in metastatic PDAC patients (a proposed Phase 2a study) administering more frequent VCN-01 doses for a longer period. This dosing feasibility study is expected to commence at a single site in Spain in the second half of 2026.

Intravitreal VCN-01 with topotecan for the treatment of patients with retinoblastoma

As previously reported, an investigator-sponsored Phase 1 study of VCN-01 in refractory retinoblastoma patients facing imminent enucleation was completed in the first half of 2024. Patients received two intravitreal administrations of VCN-01 on days 1 and 15. Based on the study results, it was concluded that VCN-01 was well tolerated and demonstrated an acceptable adverse event profile. Three patients presented a complete response. The safety and clinical outcomes of the Phase 1 study of VCN-01 were presented by the Principal Investigator (the “PI”) of the study, Dr. Jaume Català-Mora, Pediatric Ophthalmologist, Sant Joan de Déu-Barcelona Children’s Hospital, on February 3, 2026 at an invited session at the 41st Asia-Pacific Academy of Ophthalmology (APAO) Congress in Hong Kong (China).

We have been granted Rare Pediatric Drug Designation (“RPDD”) for VCN-01 for the treatment of retinoblastoma. If a Biologics License Application (BLA) for VCN-01 for the treatment of retinoblastoma is approved by the FDA by September 30, 2029, we may be eligible to receive a Priority Review Voucher, which can be monetized. VCN-01 has also received orphan drug designation from the FDA and Orphan Medicinal Product Designation from the European Commission for the treatment of retinoblastoma.

In the first quarter of 2026, we made VCN-01 available to investigators at Hospital Sant Joan de Déu, Barcelona, for compassionate use in treating patients with retinoblastoma. Two patients have been treated with intravitreal VCN-01 in combination with intravitreal topotecan and patients are being followed by the treating physicians.

As previously disclosed, preclinical data demonstrate potential antitumor synergy between VCN-01 and topoisomerase I inhibitors, such as topotecan. We believe that intravitreal coadministration of VCN-01 with topotecan may provide a new treatment option for children with refractory retinoblastoma and vitreous seeds, which remains an unmet medical need in patients with this rare disease. Discussions are on-going with clinicians and key opinion leaders to design a Phase 2/3 clinical trial protocol for the VCN-01 + topotecan combination in this patient population. We expect that outcomes from these compassionate use patients will provide valuable information on the feasibility and tolerability of this combination for use in a potential Phase 2/3 clinical trial.

We anticipate that the trial for the Phase 2/3 trial would be approximately $12 million (including chemistry, manufacturing and controls). If a protocol is ultimately submitted to, and agreed by, the FDA, we expect the first patient to be enrolled in December 2026, with rolling BLA submissions expected to be made in 2029 (if successful), targeting potential approval of the BLA prior to the September 30, 2029 deadline to be eligible to receive a Priority Review Voucher.

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

General and Administrative Expenses

General and administrative expenses increased to $2.1 million for the three months ended March 31, 2026, from $1.4 million for the three months ended March 31, 2025. This increase of 43% is primarily comprised of an increase in legal fees, investor relation costs, registration fees, and salary costs. The charge related to stock-based compensation expense was $111,000 for the three months ended March 31, 2026, compared to $54,000 for the three months ended March 31, 2025.

Research and Development Expenses

Research and development expenses decreased to $355,000 for the three months ended March 31, 2026, from approximately $3.0 million for the three months ended March 31, 2025. This decrease of 88% is primarily the result of lower clinical trial expenses related to the completion of our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC, the recognition of the Spanish research and development rebate, lower indirect cost related to compensation and lower clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by higher patent expenses related to SYN-020. We anticipate research and development expense to decrease in the near future until we commence additional clinical trials as we focus on regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, continue with VCN-01 manufacturing scale-up activities, commence a proposed Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period and continue limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The charge related to stock-based compensation expense was $24,000 for the three months ended March 31, 2026, compared to $46,000 for the three months ended March 31, 2025.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended March 31, 2026 and 2025. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	March 31,	March 31,
Therapeutic Areas	2026	2025
VCN-01	$(23)	$1,946
Ribaxamase	40	62
SYN-020	73	61
Other therapeutic areas	115	86

Total direct costs	205	2,155
Total indirect costs	150	813

Total Research and Development	$355	$2,968

Other Income/Expense

Other income was $83,000 for the three months ended March 31, 2026 compared to other income of $93,000 for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026 is comprised of interest income of $82,000 and an exchange gain of $1,000. Other income for the three months ended March 31, 2025 is comprised of interest income of $96,000 and exchange loss of $3,000.

Net Loss

Our net loss for the three months ended March 31, 2026 was $2.0 million, or ($0.05) per common share, compared to $4.3 million, or ($1.55) per common share, for the three months ended March 31, 2025.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2025, our primary sources of cash were the approximately $6.8 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement, approximately $3.9 million in net proceeds from the exercise of existing warrants by holders pursuant to a warrant inducement agreement, the $1.7 million received for the Research and Development rebate program, $1.4 million for the THERICEL project loan from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science and, in May 2025, we closed our May 2025 Offering of 6,818,180 shares of Common Stock (or pre-funded warrants in lieu thereof) in combination with accompanying common stock purchase warrants to purchase an aggregate of 6,818,180 shares of our Common Stock for gross proceeds of $7.5 million (net proceeds of $6.7 million, after deducting underwriting discounts and expenses). During the three months ended March 31, 2026, the only source of cash was from the $1.6 million received for the Research and Development rebate program and $2.3 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement.

As of March 31, 2026, we have a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $360.8 million as of March 31, 2026, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents and the success of our licensee.

Our cash and cash equivalents totaled $14.4 million as of March 31, 2026, an increase of $1.4 million from December 31, 2025. During the year ended December 31, 2025 and quarter ended March 31, 2026, the primary use of cash was for working capital requirements and operating activities, which resulted in a net loss of $23.7 million and $2.0 million for the year ended December 31, 2025 and the quarter ended March 31, 2026, respectively.

With our cash position of $13.1 million as of early May 2026, we believe we will be able to fund our operations into the first quarter of 2027; however, the current cash will only be sufficient to run certain clinical trials and no assurances can be provided and our cash runway could differ materially from our expectations based on various factors, many of which are out of our control. We continue to experience operating losses and face significant uncertainties related to our business model, market conditions, clinical trial outcomes, FDA review timelines and strategic initiatives. These factors raise substantial doubt about our ability to continue as a going concern beyond the next twelve months without additional capital or other strategic actions. Management has developed plans intended to mitigate these uncertainties, including pursuing strategic collaborations, securing additional financing, prioritizing key development programs and pursuing other strategic alternatives, that may include a business combination, merger or reverse merger. There can be no assurance that such actions will be sufficient to alleviate the going concern uncertainty.

We are devoting substantial time and resources to the strategic review. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a definitive timeline for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

Based on our current plans, we expect that our cash and cash equivalents will be sufficient to cover overhead costs, commence a proposed Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. We believe that the cash will also be sufficient to fund our committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement.”), however, payment of the $5.0 million owed to Grifols Innovation and New Technologies Limited will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations or meet other financial obligations. Our current cash will not be sufficient for additional trials of VCN-01 (other than the planned Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or additional trials of SYN-004 (ribaxamase), or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the completion of our ongoing Phase 1 and Phase 2b clinical trials for VCN-01, and limited preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01, will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that we will fund the last cohort of the Phase 1b/2a clinical trial of SYN-004 and enrollment in this cohort will not commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs.

We are actively pursuing additional equity or debt financing opportunities, in the form of either a private placement or a public offering and have been engaged in ongoing discussions with strategic institutional investors and investment banks with respect to such possible offerings as well as other strategic alternatives. Potential sources of financing that we are pursuing include strategic relationships, licensing arrangements, public or private sales of our equity or debt and other sources. Such additional financing opportunities might not be available to us when and if needed, on acceptable terms or at all. We may attempt to utilize the ATM Sales Agreement or seek to raise additional capital in other financing transactions, neither of which is guaranteed. We cannot assure that we will meet the requirements for use of the ATM Sales Agreement especially in light of the fact that we are currently limited by rules of the SEC as to the number of shares of Common Stock that we can sell pursuant to the ATM Sales Agreement due to the market value of our Common Stock held by non-affiliates. Even if we meet the requirements for use of the ATM Sales Agreement, there can be no assurance that we will be able to raise funds through the sale of shares of Common Stock through the ATM Sales Agreement. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. If we are not able to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease certain development activities. More specifically, the completion of any later stage clinical trial will require significant financing or a significant partnership.

If we raise funds by selling additional shares of Common Stock or other securities convertible into Common Stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain funding for future clinical trials when needed, we will not be able to carry out our business plan and we will be forced to delay the initiation of future clinical trials until such time as we obtain adequate financing or we are able to secure a strategic collaboration and may need to abandon some of our development programs, cease operations, sell or otherwise liquidate our assets or reorganize the Company, or complete a combination of the foregoing.

Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our notes to the consolidated financial statements included in this Quarterly Report contain an explanatory paragraph referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. We cannot provide any assurance that we will be able to obtain the required funding to achieve our current business plan, obtain the required regulatory approvals for our product candidates or complete additional corporate partnering or acquisition transactions in order to commercialize such product candidates once regulatory approval is received. If we fail to obtain additional funding for our clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, we will not be able to execute our business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received or we are able to secure a strategic collaboration and may need to abandon some of our development programs, cease operations, sell or otherwise liquidate our assets or reorganize the Company, engage in a strategic alternative or complete a combination of the foregoing. There can be no assurance that we will be able to successfully effect any of the foregoing.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(2,456)	$(4,756)
Cash used in investing activities	—	—
Cash provided by financing activities	3,866	3,072
Effects of exchange rate changes on cash and cash equivalents	(36)	93
Net increase (decrease) in cash	1,374	(1,591)
Cash and cash equivalents, beginning of period	13,102	11,705
Cash and cash equivalents, end of period	$14,476	$10,114

Cash Used in Operating Activities

Net cash used in operating activities was $2.5 million and $4.8 million during the three months ended March 31, 2026 and 2025, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01. Cash used in operating activities for the three months ended March 31, 2026 decreased compared to the same period in 2025 due primarily to lower research and development expenses offset by higher legal and investor relation costs, which led to a decrease in net loss.

Cash Used in Investing Activities

There was no cash used in investing activities during the three months ended March 31, 2026 and 2025.

Cash Used in Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 included at the market offering proceeds of $2.3 million from sales of 10,204,319 shares of our Common Stock under the ATM Sales Agreement, and $1.6 million received for the research and development tax credit offset by payments of loans payable of $49,000. Cash provided by financing activities during the three months ended March 31, 2025 included $1.7 million received for the research and development tax credit and $1.4 million in loan proceeds from the THERICEL project loan offset by payments of loans payable of $56,000.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of March 31, 2026, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2025 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.

RISKS RELATING TO OUR BUSINESS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

Our consolidated unaudited financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we will require additional financing as we continue to execute our business strategy, including the need for additional funds for the commencement of our planned clinical trials, raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. In addition, in connection with the filing of our 2025 Form 10-K our independent registered public accounting firm issued a report that included an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that, as of the date of such report, raised substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of March, 31, 2026 we had cash and cash equivalents of approximately $14.4 million and as of early May 2026, we had cash and cash equivalents of $13.1 million. At December 31, 2025, we had an accumulated deficit of $358.7 million and working capital of $7.5 million. As of December 31, 2025, we had cash and cash equivalents of approximately $13.1 million consisting of cash and investments in highly liquid U.S. money market funds. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and, ultimately, to generate revenue. Our consolidated unaudited financial statements as of March 31, 2026 do not include any adjustments that might result from the outcome of this uncertainty. Based upon the Company’s current business plans, we expect that our current cash will be able to fund operations into the first quarter of 2027.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the three months ended March 31, 2026, our operating activities used net cash of approximately $2.5 million and our cash and cash equivalents were approximately $14.4 million as of March 31, 2026. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of March 31, 2026, our accumulated deficit totaled approximately $360.7 million on a consolidated basis. Pursuant to the Purchase Agreement entered into in connection with the Acquisition, we have agreed to use reasonable efforts to commercialize VCN-01. Additionally, pursuant to the Purchase Agreement, we agreed to pay up to $70.2 million in contingent consideration upon the achievement of certain milestones, including regulatory filings, of which to date $7.3 million has been paid and an additional $5.0 million has been earned but deferred pending ongoing discussion with Grifols. If we are required to make the deferred $5.0 million milestone payment to Grifols, it will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations or meet other financial obligations. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be sufficient to fund operations into the first quarter of 2027 and will only be sufficient to cover overhead costs, commence a proposed Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. We believe our cash will also be sufficient to fund our committed obligations under the terms of the Purchase Agreement related to the Acquisition, but may not be sufficient for additional trials of VCN-01 (other than the planned Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of SYN-004 internally but intend to out-license or partner further development of SYN-004. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forgo sales and marketing efforts, and forgo licensing in attractive business opportunities, cease operations, sell or otherwise liquidate our assets or reorganize the Company, or complete a combination of the foregoing. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We are evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 5, 2026

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

3.16

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

10.1#

License Agreement between Theriva Biologics, Inc. and Rasayana Therapeutics, Inc., dated as of February 17, 2026 (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed March 12, 2026, File No. 001-12584.)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

*Filed or furnished herewith.

#

Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b) (10) of Regulation S-K. The Company agrees to furnish an unredacted copy of this exhibits to the SEC upon request.