Form 10-Q
period 2026-06-30
Theriva Biologics, Inc.
filed 2026-08-11
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐    No ☒

As of August 7, 2026, the registrant had 45,892,668 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 12, 2026 (the “2025 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$11,337	$13,056
Tax credit receivable	1,681	3,351
Prepaid expenses and other current assets	653	1,060
Total Current Assets	13,671	17,467

Non-Current Assets
Property and equipment, net	173	222
Restricted cash	44	46
Right of use asset	1,825	803
In-process research and development	19,064	19,619
Deposits and other assets	80	82
Total Assets	$34,857	$38,239

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$984	$1,014
Accrued expenses	6,418	6,276
Contingent consideration, current portion	2,650	—
Accrued employee benefits	290	443
Deferred research and development tax credit-current portion	1,210	1,675
Loans payable-current	34	57
Operating lease liability-current portion	525	549
Total Current Liabilities	12,111	10,014

Non-current Liabilities
Non-current contingent consideration	7,169	10,004
Loan Payable - non-current	1,620	1,671
Non-current deferred research and development tax credit	396	815
Non-current operating lease liability	1,374	352
Total Liabilities	22,670	22,856

Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 45,921,478 issued and 45,892,668 outstanding at June 30, 2026 and 35,717,159 issued and 35,688,350 outstanding at December 31, 2025	45	34
Additional paid-in capital	376,154	373,592
Treasury stock at cost, 28,810 shares at June 30, 2026 and at December 31, 2025	(288)	(288)
Accumulated other comprehensive loss	247	755
Accumulated deficit	(363,971)	(358,710)
Total Stockholders’ Equity	12,187	15,383

Total Liabilities and Stockholders’ Equity	$34,857	$38,239

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
License Revenue	$—	$—	$300	$—

Operating Costs and Expenses:
General and administrative	2,027	11,179	4,099	12,628
Research and development	1,268	1,953	1,623	4,921
Total Operating Costs and Expenses	3,295	13,132	5,722	17,549

Loss from Operations	(3,295)	(13,132)	(5,422)	(17,549)

Other Income/Expense:
Foreign currency exchange (loss) gain	(1)	20	—	17
Interest income	79	54	161	150
Total Other Income	78	74	161	167

Net Loss before income taxes	(3,217)	(13,058)	(5,261)	(17,382)
Income tax benefit	—	—	—	—
Net Loss Attributable to Common Stockholders	$(3,217)	$(13,058)	$(5,261)	$(17,382)

Net Loss Per Share - Basic and Dilutive	$(0.07)	$(1.93)	$(0.12)	$(3.64)

Weighted average number of shares outstanding during the period - Basic and Dilutive	45,892,668	6,752,953	43,496,012	4,778,669

Net Loss	(3,217)	(13,058)	(5,261)	(17,382)
(Loss) gain on foreign currency translation	(130)	1,317	(508)	1,971
Total comprehensive loss	$(3,347)	$(11,741)	$(5,769)	$(15,411)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholder’s Equity

(In thousands, except share and par value amounts)

(Unaudited)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2025	35,717,159	$34	$373,592	$(358,710)	$755	(288)	$15,383

Stock-based compensation	—	—	135	—	—	—	135
Stock issued under “at-the-market” offering	10,204,319	11	2,292	—	—	—	2,303
Foreign currency exchange losses	—	—	—	—	(378)	—	(378)
Net loss	—	—	—	(2,044)	—	—	(2,044)

Balance at March 31, 2026	45,921,478	$45	$376,019	$(360,754)	$377	(288)	$15,399
Stock-based compensation	—	—	135	—	—	—	135
Foreign currency exchange gains	—	—	—	—	(130)	—	(130)
Net loss	—	—	—	(3,217)	—	—	(3,217)

Balance at June 30, 2026	45,921,478	$45	$376,154	$(363,971)	$247	$(288)	$12,187

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	$(288)	$19,067

Stock-based compensation	—	—	100	—	—	—	100
Foreign currency exchange gains	—	—	—	—	654	—	654
Net loss	—	—	—	(4,324)	—	—	(4,324)

Balance at March 31, 2025	2,811,259	$3	$355,601	$(339,295)	$(524)	$(288)	$15,497

Stock-based compensation	—	—	173	—	—	—	173
Issuance of Common Stock and Warrants, net of issuance costs	1,990,900	2	6,688	—	—	—	6,690
Conversion of Warrants to Common	4,285,883	3	1	—	—	—	4
Foreign currency exchange gains	—	—	—	—	1,317	—	1,317
Net loss	—	—	—	(13,058)	—	—	(13,058)

Balance at June 30, 2025	9,088,042	$8	$362,463	$(352,353)	$793	$(288)	$10,623

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(5,261)	$(17,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	270	273
Change in fair value of contingent consideration	(185)	9,173
Non-cash lease expense	254	249
Depreciation	48	53
Deferred research and development tax credit	(832)	(851)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	402	615
Accounts payable	(8)	(301)
Accrued expenses	196	(602)
Accrued employee benefits	(147)	(427)
Operating lease liability	(278)	(268)
Net Cash Used In Operating Activities:	(5,541)	(9,468)

Net Cash Used in Investing Activities
Purchase of property and equipment	(3)	(16)
Net Cash Used in Investing Activities	(3)	(16)

Cash Flows from Financing Activities:
Tax credit receivable	1,609	1,798
Payment of loans payable	(60)	(67)
Proceeds from issuance of common stock under at - the - market offering, net of issuance cost	2,303	—
Proceeds from issuance of common stock	—	6,690
Proceeds from issuance of common stock for warrant exercises	—	4
Proceeds from long term debt	—	1,458
Net Cash provided by Financing Activities	3,852	9,883

Effects of exchange rate changes on cash and cash equivalents	(29)	62
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,721)	461
Cash, cash equivalents and restricted cash at the beginning of this period	13,102	11,705
Cash, cash equivalents and restricted cash at the end of this period	$11,381	$12,166

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$11,337	$12,120
Restricted cash included in other long-term assets	44	46
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,381	$12,166

Supplemental non-cash investing and financing activities
Right of use asset obtained in exchange for lease liabilities	$1,291	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization, Nature of Operations and Basis of Presentation

Description of Business

Theriva Biologics, Inc. (the “Company” or “Theriva Biologics”) is a diversified clinical-stage company developing therapeutics designed to treat cancer and related diseases in areas of high unmet need. As a result of the Company’s acquisition of Theriva Biologics, S.L. (“VCN”, formerly named VCN Biosciences, S.L.), in March 2022 described in more detail below (the “Acquisition”), the Company transitioned its strategic focus to oncology through the development of VCN’s new oncolytic adenovirus platform designed for intravenous and intravitreal delivery to trigger tumor cell death, to improve access of co-administered cancer therapies to the tumor, and to promote a robust and sustained anti-tumor response by the patient’s immune system. The Company’s lead product candidate, VCN-01 (zabilugene almadenorepvec), is a clinical stage oncolytic human adenovirus that is modified for tumor-selective replication and to express an enzyme, PH20 hyaluronidase, intended to break down the tumor stroma barrier surrounding the tumor. VCN-01 has been evaluated in a Phase 2b clinical study for the treatment of pancreatic cancer (“VIRAGE”), and a Phase 1 clinical study for the treatment of retinoblastoma, as well as various other Phase 1 clinical studies for the treatment of other solid tumors including head and neck squamous cell carcinoma.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and notes required by Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The operating results for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “2025 Form 10-K”).

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of June 30, 2026, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of June 30, 2026, the Company had an accumulated deficit of approximately $364 million. Since inception, the Company has financed its activities principally from the proceeds of the issuance of equity securities.

Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise additional debt and equity capital or secure a potential license or strategic relationship that can help fund its clinical development activities. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

On September 28, 2025, the Board of Directors of the Company approved a plan to resize and restructure the Company (the “Plan”) for purposes of focusing its attention on business development and licensing activities and the Company’s upcoming meetings with the U.S. Food and Drug Administration (the “FDA”) and the European Medicines Agency (the “EMA”) for planned clinical trials in patients with metastatic pancreatic ductal adenocarcinoma (“PDAC”) and retinoblastoma.

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

The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur. At June 30, 2026, the Company had cash and cash equivalents of approximately $11.3 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the first quarter of 2027. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, commence an approved Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, conduct exploratory VCN-01 (zabilugene almadenorepvec) manufacturing scale-up activities, complete regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and undertake limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from the Company’s VCN-X discovery program. The Company also believes that the cash will be sufficient to fund its committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement”), but will not be sufficient for additional trials of VCN-01 (other than the Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or SYN-004, or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following commencement of a Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, and limited preclinical studies supporting VCN-01 and its VCN-X discovery initiatives, the Company will need to obtain additional funds for future clinical trials. The Company anticipates that its future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned Phase 2a clinical program and limited preclinical research efforts. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms or at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received, and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2. Going Concern – (continued)

The actual amount of funds the Company will need to operate is subject to many factors, some of which are beyond its control. These factors include the following:

●	the progress of its research activities;
●	the number and scope of its research programs;
●	the ability to recruit patients for clinical studies in a timely manner;
●	the progress of its preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom the Company has entered into research and development agreements and amount of funding received from partners and collaborators;
●	the Company’s ability to establish new research and development and licensing arrangements;
●	the Company’s ability to achieve its milestones under licensing arrangements;
●	the costs associated with manufacturing-related services to produce material for use in its clinical trials;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and
●	the costs and timing of regulatory approvals.

The Company has based its estimates of funding requirements on assumptions that may prove to be wrong. The Company may need to obtain additional funds sooner or in greater amounts than it currently anticipates.

If the Company raises funds by selling additional shares of its common stock, par value $0.001 per share (the “Common Stock”) or other securities convertible into Common Stock, the ownership interest of the existing stockholders will be diluted. If the Company is not able to obtain financing when needed, it may be unable to carry out its business plan. As a result, the Company may have to significantly limit its operations and its business, financial condition and results of operations would be materially harmed.

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

The CODM assesses Company performance using the consolidated net loss and through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States and Spain. The Company held $45,000 and $58,000 of assets in the United States on June 30, 2026 and December 31, 2025, respectively. The Company held $129,000 and $164,000 of assets in Spain on June 30, 2026 and December 31, 2025, respectively.

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

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The key assumptions used to value IPR&D include estimates of future cash flows and the discount rate applicable to the future cash flow periods. No impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

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

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and six months ended June 30, 2026 and 2025.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3. Summary of Significant Accounting Policies – (continued)

Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development incentive program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts the Company incurs in the European Union. The program provides for certain limits on the types and amounts of expenses and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period. The Company accounts for the reimbursement as a tax credit receivable related to amounts that had been approved by the Spanish government and a corresponding deferred research and development tax credit as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Intangibles

As a result of the Acquisition of Theriva S.L., the Company has an intangible asset, in-process research and development (“IPR&D”). The IPR&D is deemed to have indefinite lives and therefore not amortized.

The following table provides the Company’s in-process R&D as of June 30, 2026.

In-process
R&D (in thousands)
Balance at December 31, 2025	$19,619
Effects of exchange rates	(555)
Balance at June 30, 2026	$19,064

There were no impairment charges recorded during the three and six months ended June 30, 2026 and 2025.

5. Revenue

On February 18, 2026, the Company entered into a license agreement with Rasayana Therapeutics, Inc., whereby the Company granted Rasayana an exclusive worldwide license with the right to grant sublicenses to research, develop, manufacture and commercialize, which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme. Pursuant to the terms of the agreement, Rasayana will assume all responsibility and costs for the development and commercialization of the product. Under the terms of the agreement, the Company received an upfront payment of Three Hundred Thousand Dollars ($300,000) from Rasayana on the effective date. In addition, the Company is entitled to receive from Rasayana development milestone payments of up to an aggregate of $16,000,000 and sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to products. In addition, the Company is entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of a product. The Company will also be entitled to receive a certain percentage of any sublicense revenue received by Rasayana or its affiliates. Under the terms of the agreement, Rasayana has agreed to use commercially reasonable efforts to meet certain specified development milestones, though there is no guarantee the any such milestone will be met. The Company recognized the $300,000 upfront payment as revenue during the six months ended June 30, 2026, at the point in time when the performance obligation was satisfied. Revenue related to the development milestones will be recognized at the point in time that the variable revenue constraint is removed. Revenue related to the sales-based royalties will be recognized when the underlying sales/revenue transactions occur.

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

As a result of the Acquisition of VCN the Company acquired interest-free or below-market interest rate loans extended by the Spanish government. The carrying value of the loans payable approximate fair value and are classified under level 2.

Pursuant to the terms of the share purchase agreement that the Company entered into in connection with the Acquisition of VCN, the Company is required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 (zabilugene almadenorepvec) in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. During the year ended December 31, 2025, the Company met the primary survival and safety endpoints in its VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01. As a result of achieving the primary survival and safety endpoints in the Phase 2b clinical trial, the Company is obligated to pay Grifols $6.0 million. On August 5, 2025, the Company and Grifols agreed to defer the $6.0 million milestone payment into three payments, as follows: $500,000 was paid in August 2025, $500,000 was paid in December 2025, and the remaining $5.0 million payment has been deferred pending ongoing discussions with Grifols. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $9.8 million as of June 30, 2026 and is reflected as contingent consideration, current portion of $2.6 million and non-current contingent consideration liability of $7.2 million. During the three months ended June 30, 2026 and 2025, the Company recognized a decrease in operating expense of $212,000 and an increase of $9.2 million, respectively, fair value adjustment increase to contingent consideration. During the six months ended June 30, 2026 and 2025, the Company recognized a decrease in operating expense of $185,000 and an increase of $9.2 million, respectively, fair value adjustment to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three and six months ended June 30, 2026 and 2025.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of June 30, 2026 and December 31, 2025:

(in thousands)
Balance at December 31, 2025	$10,004
Change in fair value	(185)
Balance at June 30, 2026	$9,819

Contingent consideration, current portion	$2,650
Contingent consideration, net of current portion	7,169
Balance at June 30, 2026	$9,819

(in thousands)
Balance at December 31, 2024	$6,973
Change in fair value	9,031
Reclassification of amounts to accrued expenses due to milestone being achieved	(6,000)
Balance at December 31, 2025	$10,004

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	10,004
Balance at December 31, 2025	$10,004

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments – (continued)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of June 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$9,819	$—	$—	$9,819
Total liabilities	$9,819	$—	$—	$9,819

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,004	$—	$—	$10,004
Total liabilities	$10,004	$—	$—	$10,004

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of June 30, 2026
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	13.7% to 13.9%
		Weighted Average Discount rate	13.9%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 47.7%

As of December 31, 2025
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	12.3% to 12.6%
		Weighted Average Discount rate	12.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Research and Development Tax Credits

The Company, through its Theriva S.L. subsidiary, participates in a Research and Development program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts the Company conducts in the European Union. The reimbursements can be through either tax credits or direct refunds. The program provides for certain limits on the types and amounts of expenses for which reimbursement may be sought and requires participants to complete a certification and apply for the refund annually. Subsequent to the period in which expenses are incurred, the program requires participants to maintain certain workforce levels and research and development expenditures over a 24-month period.

During the quarter ended June 30, 2025, the Company completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2024. The Company received approvals from the Spanish government in November 2025.

The Company evaluated the program and concluded that it qualified to be accounted for as government assistance. Accordingly, the Company, as allowed by U.S. GAAP, elected to account for the grant by analogizing to the guidance provided by International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Accordingly, the Company recognized a tax credit receivable of $3.4 million related to amounts that had been approved by the Spanish government.

At June 30, 2026, the Company recorded a corresponding deferred research and development tax credit current portion of $1.2 million and a deferred research and development tax credit non-current portion of $396,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ending June 30, 2026 and 2025 the Company recorded $414,000 and $442,000, respectively, as a reduction in research and development expense. During the six months ending June 30, 2026 and 2025, the Company recorded $831,000 and $851,000, respectively, as a reduction in research and development expense. In January 2026, the Company received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government.

8. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	June 30,	December 31,
	2026	2025
Prepaid insurance	$233	$350
Prepaid consulting, subscriptions and other expenses	217	213
VAT receivable	107	32
Prepaid clinical research organizations	63	—
Stock sales receivable	—	452
Other receivable	21	—
Prepaid manufacturing expenses	12	13

Total prepaid expenses and other current assets	$653	$1,060

Stock sales receivable was from at-the-market stock sales that was not cash settled prior to the period end.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	June 30,	December 31,
	2026	2025
Computers and office equipment	$639	$639
Other property, plant and equipment	431	444
Leasehold improvements	94	94
Software	11	11
	1,175	1,188
Less: accumulated depreciation and amortization	(1,002)	(966)

Total	$173	$222

During the six months ended June 30, 2026 and the year ended December 31, 2025 the Company recognized depreciation expense of $48,000 and $108,000 respectively.

Accrued expenses (in thousands)

	June 30,	December 31,
	2026	2025
Accrued milestones payments	$5,000	$5,000
Accrued clinical consulting services	832	842
Accrued manufacturing costs	332	257
Accrued vendor payments	254	177

Total accrued expenses	$6,418	$6,276

Accrued employee benefits (in thousands)

	June 30,	December 31,
	2026	2025
Accrued compensation expense	$208	$153
Accrued vacation expense	82	43
Accrued bonus expense	—	247

Total	$290	$443

9. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of June 30, 2026, there were 5,893 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased in August 2025, such that 4,500,000 shares were authorized as of June 30, 2026. As of June 30, 2026, there were 2,570,159 options issued and outstanding under the 2020 Stock Plan. Only options have been issued under the 2020 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model,. The assumptions used for the six months ended June 30, 2026 and 2025 included:

	2026	2025
Exercise price	$0.24	$1.41
Expected dividends	—%	—%
Expected volatility	113.4%	107.4%
Risk free interest rate	3.65%	3.74%
Expected life of option (years)	4.26	4.23

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	half vesting immediately and the remaining over three years,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2024	175,034	$36.88	6.72 years	$—

Granted	951,500	1.41
Expired	(1,777)	1,268
Forfeited	(10,329)	14.72
Balance - December 31, 2025	1,114,428	4.84	6.12 years	—

Granted	1,477,500	0.24
Expired	—	—
Forfeited	(15,876)	0.64

Balance - June 30, 2026 -outstanding	2,576,052	$2.23	6.12 years	$—

Balance - June 30, 2026 -exercisable	884,758	$5.31	4.92 years	$—

Grant date fair value of options granted – six months ended June 30, 2026		$276,505

Weighted average grant date fair value - six months ended June 30, 2026		$0.19

Grant date fair value of options granted – year ended December 31, 2025		$1,011,295

Weighted average grant date fair value – year ended December 31, 2025		$1.06

Stock-based compensation expense for the three months ended June 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to employees was $113,000 and $139,000, respectively. Stock-based compensation expense for the three months ended June 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to consultants was $22,000 and $34,000, respectively. Stock-based compensation expense for the six months ended June 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to employees was $217,000 and $223,000, respectively. Stock-based compensation expense for the six months ended June 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to consultants was $53,000 and $50,000, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

As of June 30, 2026, total unrecognized stock-based compensation expense related to stock options was $693,000, which is expected to be expensed through January 2029.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and six months ended June 30, 2026 and 2025.

10. Stock Warrants

On May 8, 2025, the Company consummated a public offering (the “May 2025 Offering”) of an aggregate of (i) 1,990,900 shares of Common Stock, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 4,827,280 shares of Common Stock (the “2025 Pre-Funded Warrant Shares”), and (iii) Common Stock purchase warrants (the “2025 Common Warrants”) to purchase up to 6,818,180 shares of Common Stock (the “2025 Common Warrant Shares”). Each share of Common Stock and associated 2025 Common Warrant was sold at a combined public offering price of $1.10. Each 2025 Pre-Funded Warrant and associated 2025 Common Warrant was sold at a combined public offering price of $1.099. The Company received aggregate gross proceeds from the May 2025 Offering of approximately $7.5 million, before deducting placement agent fees and other offering expenses. Each 2025 Pre-Funded Warrant was immediately exercisable for one (1) share of Common Stock at an exercise price of $0.001 per share and will remain exercisable until such 2025 Pre-Funded Warrant is exercised in full. Each 2025 Common Warrant has an exercise price of $1.10 per share of Common Stock, is immediately exercisable, and expires five (5) years from its issuance date. The exercise price of the 2025 Common Warrants and number of shares of Common Stock issuable upon exercise will be adjusted in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. The exercise price of the 2025 Pre-Funded Warrants and number of shares of Common Stock issuable upon exercise was adjustable in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events. In the event of a fundamental transaction, as described in each of the 2025 Common Warrants and the 2025 Pre-Funded Warrants, the holders of such warrants will be entitled in the case of the 2025 Common Warrants and were entitled in the case of the 2025 Pre-Funded Warrants to receive upon exercise of their respective warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised their warrants immediately prior to such fundamental transaction. In addition, in certain circumstances, upon a fundamental transaction, a holder of 2025 Common Warrants will have the right to require the Company to repurchase its 2025 Common Warrants at the Black Scholes Value; provided, however, that, if the fundamental transaction is not within the Company’s control, including not approved by the Company’s board of directors, then the holder shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the 2025 Common Warrant, that is being offered and paid to the holders of Common Stock in connection with the fundamental transaction. The 2025 Common Warrants may be exercised on a cashless basis if at the time of exercise thereof there is no effective registration statement registering, or the prospectus contained therein is not available for, the issuance of the share of Common Stock issuable upon exercise thereof to the holder.

A holder of the 2025 Common Warrants (together with its affiliates) may not exercise any portion of the 2025 Common Warrant to the extent that the holder would own more than 4.99% (or 9.99%, at the election of the holder) of the outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the amount of beneficial ownership of outstanding shares after exercising the holder’s 2025 Common Warrants up to 9.99% of the number of the Company’s shares of Common Stock outstanding immediately after giving effect to the exercise. The Company has concluded that the 2025 Common Warrants and 2025 Pre-Funded Warrants are required to be equity classified. The 2025 Common Warrants were valued on the date of grant using Black Scholes model. During the year ended December 31, 2025, all of the 2025 Pre-Funded Warrants issued in the May 2025 Offering were exercised resulting in the issuance of 4,827,280 shares of Common Stock. During the year ended December 31, 2025, 2025 Common Warrants to purchase 6,747,280 shares of Common Stock were exercised in connection with the October 17, 2025 warrant inducement.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Stock Warrants – (continued)

On October 16, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders named therein (the “Holders”) of existing Common Stock Purchase Warrants to purchase up to an aggregate of 8,092,280 shares of the Common Stock, consisting of (i) Common Stock Purchase Warrants to purchase up to an aggregate of 1,345,000 shares of common stock issued on September 27, 2024 (the “September Warrants”) and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 6,747,280 shares of Common Stock issued on May 8, 2025 (the “May Warrants” and, together with the September Warrants, the “Existing Warrants”). Pursuant to the Inducement Agreement, on October 17, 2025, the Holders exercised for cash the Existing Warrants at a reduced exercise price of $0.54 per share and, in consideration therefor, the Company issued to the Holders new Common Stock Purchase Warrants (the “New Warrants”) to purchase an aggregate of 16,184,560 shares of Common Stock, equal to 200% of the number of shares of Common Stock underlying the Existing Warrants, at an exercise price of $0.54 per share, which New Warrants are exercisable for a term of five (5) years from the date of the approval from the stockholders of the Company of the full exercise of the New Warrants and the issuance of all of the shares of Common Stock issuable upon the exercise thereof, which had not occurred as of June 30, 2026.

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

A summary of all warrant activity for the Company for the year ended December 31, 2025 and the six months ended June 30, 2026 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2024	1,428,600	$2.00	4.74 years
Granted	27,830,020	0.58	4.73 years
Exercised	(12,919,560)	0.78	—
Forfeited	—	—	—
Balance at December 31, 2025	16,339,060	0.55	4.99 years

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at June 30, 2026	16,339,060	$0.55	4.99 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and six months ended June 30, 2026 and was $3.2 million and $5.3 million, respectively. Net loss attributable to common stockholders for the three and six months ended June 30, 2025 was $13.1 million and $17.4 million, respectively. The number of options and warrants for the purchase of Common Stock that were excluded from the computations of net loss per common share for the three and six months ended June 30, 2026 were 2,576,052 and 16,339,060, respectively, and for the three and six months ended June 30, 2025 were 1,126,430 and 8,786,686, respectively, because their effect is anti-dilutive.

12. Common Stock

At-the-Market Issuance Sales Agreement

On May 2, 2024, the Company and A.G.P./Alliance Global Partners (“A.G.P”) entered into the ATM Sales Agreement, pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-279077), which was originally filed on May 2, 2024, as amended and declared effective on September 25, 2024, utilizing a prior prospectus and related prospectus supplements thereto or a newly filed registration statement on Form S-3. In addition, on May 1, 2024, the Company and B. Riley Securities, Inc. mutually agreed to enter into a notice of termination whereby B. Riley Securities, Inc. would no longer be a party to the ATM Sales Agreement. During the six months ended June 30, 2026, the Company sold 10,204,319 shares of the Company’s Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $2.3 million. During the six months ended June 30, 2025, there were no shares sold under the ATM Sales Agreement. During the three months ended June 30, 2026 and 2025 there were no shares sold under the ATM Sales Agreement.

13. Loans Payable

As a result of the Acquisition of VCN, the Company acquired interest-free or below-market interest rate loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades (RETOS loan) and ACC10 Generalitat de Catalunya (NEBT loan). The maturities of these loans are between 2024 and 2028. As a result of the Acquisition, the Company maintains a restricted cash collateral account of $44,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Loans Payable – (continued)

The Company incurred, and charged to interest expense, $17,000 and $33,000 during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025 the Company incurred, and charged to interest expense, $16,000 and $28,000, respectively.

	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
	Current	Non-current	Current	Non-current

NEBT Loan	9	$—	9	$9
RETOS 2015	25	11	48	38
THERICEL Loan	—	1,609	—	1,624
	$34	$1,620	$57	$1,671

A maturity analysis of the debt as of June 30, 2026 is as follows (amounts in thousands of dollars):

2027	34
2028	11
2029	114
2030	225
2031	235
Thereafter	1,035
Total	$1,654

14. Commitments and Contingencies

The Company’s existing leases as of June 30, 2026 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

The Company also leases research and office facilities in Parets del Vallès, Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Vallès (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated. During the six months ended June 30, 2026 the Company renewed the lease for a term of five years resulting in an increase to the ROU asset and lease liability of $1.3 million.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and six months ended June 30, 2026 approximated $173,000 and $337,000, respectively, and for the three and six months ended June 30, 2025 approximated $162,000 and $323,000, respectively. For the three months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of operating liabilities was $184,000 and $165,000, respectively, and $361,000 and $331,000 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, the weighted-average remaining lease term for the Company’s leases was 4.2 and 2.1 years, respectively. As of June 30, 2026 and 2025, the weighted-average discount rate for the Company’s leases was 12.72% and 10.21%, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14. Commitments and Contingencies – (continued)

A maturity analysis of the Company’s operating leases as of June 30, 2026 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2026	396
2027	742
2028	374
2029	374
2030	374
2031	280
Total	2,540

Discount factor	(641)
Operating lease liability	1,899
Operating lease liability – current	(525)
Operating lease liability – long term	$1,374

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

15. Related Party

On December 13, 2024, the Company approved the compensation of Mary Ann Shallcross, the wife of Steven Shallcross, of $157,000, a bonus of $45,000. During the three and six months ended June 30, 2025, the Company had $39,000 and $78,000 in compensation expense, respectively, related to Ms. Shallcross. Ms. Shallcross was one of the seven employees whose employment was terminated in connection with the Company’s workforce reduction announced on September 30, 2025.

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

17. Subsequent Events

The Company has evaluated events through the date these financial statements were filed and determined there are no subsequent events that require disclosure, except as set forth below:

2026 Annual Meeting of Stockholders

On August 3, 2026, at the Company’s 2026 Annual Meeting of Stockholders, its stockholders approved, among other things: (i) the issuance of up to an aggregate of 16,184,560 shares of Common Stock upon the exercise of the New Warrants, and (ii) an amendment to the 2020 Stock Plan to increase the number of shares of Common Stock that the Company will have authority to grant under the 2020 Stock Plan to 6,500,000 shares of Common Stock. Accordingly, the New Warrants to purchase 16,184,560 shares of Common Stock at $0.54 per share became exercisable and will expire on August 3, 2031 and the aggregate number of shares of Common Stock that the Company will have authority to grant under the 2020 Stock Plan is 6,500,000 shares of Common Stock, pursuant to Amendment No. 4 to the 2020 Stock Plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

17. Subsequent Events – (continued)

Shallcross Amended and Restated Employment Agreement

On August 10, 2026, the Company entered into an Amended and Restated Employment Agreement with Mr. Shallcross (the “Amended and Restated Shallcross Employment Agreement”), which replaced and superseded the employment agreement that the Company entered into with Mr. Shallcross on March 3, 2025 in its entirety. The Amended and Restated Shallcross Employment Agreement has a stated term of two years from the date of execution of such agreement (the “Employment Term”) and provides for Mr. Shallcross to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. Mr. Shallcross does not receive additional compensation for service as the Company’s director.

Pursuant to the Amended and Restated Shallcross Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $687,562, subject to review and adjustment from time to time by the Board (or a committee thereof) in its sole discretion, but which may not be decreased. Mr. Shallcross is also eligible to receive an annual cash performance bonus of up to fifty percent (50%) of his annual base salary and payable based upon the Board's assessment of Mr. Shallcross’ performance and the Company’s attainment of targeted goals as set by the Board in its sole discretion, as well as discretionary annual equity awards pursuant to the Company’s incentive equity plans. The Amended and Restated Shallcross Employment Agreement also contains confidentiality obligations and invention assignments, as well as non-competition and non-solicitation provisions, which are applicable during the Employment Term and for the one-year period thereafter.

The Amended and Restated Shallcross Employment Agreement provides that if Mr. Shallcross’ employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the unpaid base salary through the date of termination and accrued vacation, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, reimbursement for any unreimbursed expenses incurred through the date of termination, and all other payments and benefits to which Mr. Shallcross may be entitled under the terms of any applicable compensation arrangement or benefit, equity or perquisite plan or program or grant (the “Accrued Amounts”).  Upon termination due to Disability (as such term is defined in the Amended and Restated Shallcross Employment Agreement) or death, Mr. Shallcross or his estate shall be entitled to exercise any vested equity awards for a period equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the awards. If Mr. Shallcross’ employment is terminated by the Company for Cause (as such term is defined in the Amended and Restated Shallcross Employment Agreement) or by Mr. Shallcross without Good Reason, Mr. Shallcross shall be entitled to receive any Accrued Amounts only.

If Mr. Shallcross’ employment is terminated by the Company without Cause (and not due to Disability or death) or by Mr. Shallcross for Good Reason (as such term is defined in the Amended and Restated Shallcross Employment Agreement), then, subject to him executing a general release in form acceptable to the Company that becomes effective, in addition to paying the Accrued Amounts, (a) the Company will continue to pay his then current base salary for a period of twelve (12) months following the termination date, (b) the Company will pay the COBRA premiums necessary to continue health insurance coverage under COBRA, if such coverage is timely elected by Mr. Shallcross, for him and his covered dependents until the earliest of twelve (12) months following the termination date, the date Mr. Shallcross becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or the date Mr. Shallcross ceases to be eligible for COBRA continuation coverage for any reason, and (c) all unvested stock options and other equity awards shall immediately vest and he shall be entitled to exercise any such vested equity awards for a period equal to the shorter of: (1) twenty-four (24) months after termination, or (2) the remaining term of the awards. In addition, Mr. Shallcross will be eligible to receive a pro-rata portion of his annual bonus, as determined by the Board of Directors, for the performance year in which the termination occurs.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

17. Subsequent Events – (continued)

Upon the occurrence of a Change in Control (as such term is defined in the Amended and Restated Shallcross Employment Agreement), all unvested stock options and other equity awards shall immediately vest (and any equity awards subject to the satisfaction of performance goals shall be deemed earned at not less than target performance) and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards shall be equal to the shorter of: (i) twenty-four (24) months after termination, or (ii) the remaining term of the awards. If within eighteen (18) months after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for Good Reason or the Company terminates Mr. Shallcross’ employment without Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the target level performance were achieved under the Company’s annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) a payment equal to twenty-four (24) times the monthly COBRA premium for Mr. Shallcross and his eligible dependents (at the rate in effect for Mr. Shallcross’ coverage at the time of his termination), subject to him executing a general release in form acceptable to the Company that becomes effective. An amount equal to $500,000 shall be allocated from the Change in Control Severance Amount as, and deemed, a payment to Mr. Shallcross in exchange for Mr. Shallcross’ covenant not to compete.

Upon the termination of employment for Good Reason by Mr. Shallcross or upon the involuntary termination of employment by the Company for any reason other than death, Disability or Cause, in either case within eighteen (18) months after the occurrence of a Change in Control, the Company shall also provide, for the period of two (2) consecutive years commencing on the date of such termination of employment, medical, dental, life and disability insurance coverage for Mr. Shallcross and the members of his family that are not less favorable to Mr. Shallcross than the group medical, dental, life and disability insurance coverage carried by the Company for Mr. Shallcross and the members of his family at the time of termination, subject to him executing a general release in form acceptable to the Company that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation's assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Section 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

Option Award Amendments

On July 24, 2026, the Board of Directors approved, upon recommendation of the Compensation Committee, amendments to all option agreements for the Company’s directors and U.S. employees, as well as the option agreements for all unvested options issued to the Company’s Spanish employees, to provide for accelerated vesting of options upon the execution of a definitive agreement for a merger.

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

VCN-01 has been administered to 144 patients in multiple Company- and Investigator-sponsored Phase 1 clinical trials and the Phase 2b VIRAGE trial, including patients with pancreatic cancer (in combination with chemotherapy), head and neck squamous cell carcinoma (with an immune checkpoint inhibitor), ovarian carcinoma (with CAR-T cell therapy), colorectal cancer, and retinoblastoma (by intravitreal injection). VCN-01 has also been made available for compassionate use in retinoblastoma patients, and 2 patients have been treated in this program.

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

Additionally, as part of our strategic transformation into an oncology focused company, we are exploring value creation options for our SYN-004 asset, including out-licensing or partnering as we do not intend to continue clinical trial activities or further develop SYN-004 without receipt of grant funding or funding through a partnership or other collaboration.

Financial Developments

During the six months ended June 30, 2026, we sold 10,204,319 shares of our Common Stock pursuant to the Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”) and received net proceeds of approximately $2.3 million. On January 22, 2026, we received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

aGVHD acute graft-versus-host disease. allo-HCT allogeneic hematopoietic cell transplant. IV intravenous. IVit intravitreal.

¹†Phase 1b/2a study remains open, but enrollment paused after completing 2 of 3 scheduled cohorts; conduct of the third cohort is contingent on grant funding or a partnership.

Recent Clinical Developments

Phase 2 Trial of intravenous VCN-01 with nab-paclitaxel plus gemcitabine in patients with PDAC

On March 23, 2026, we announced a positive End-of-Phase 2 Meeting with U.S. FDA Regarding the Design of a Phase 3 Trial of VCN-01 in Metastatic Pancreatic Ductal Adenocarcinoma.

The FDA provided general agreement with our proposed design for a Phase 3 clinical trial, which closely tracks the design of the successful VIRAGE Phase 2 trial. As announced in 2025, the VIRAGE trial met its primary endpoints, with metastatic PDAC patients receiving VCN-01 with SoC chemotherapy having improved overall survival (OS), progression free survival (PFS) and Duration of Response (DoR) compared to SoC chemotherapy alone. Greater improvements in OS and PFS were observed in patients who received two doses of VCN-01, leading Theriva to plan the Phase 3 trial to include repeat dosing and an adaptive design aimed to optimize the trial’s timelines and outcomes.

Consistent with scientific advice previously received from the Committee for Medicinal Products for Human Use (CHMP) of the EMA, the FDA advised that a potential biologics licensing application (BLA) for VCN-01 in metastatic PDAC could be supported by our proposed Phase 3 clinical trial (if successful) comprising a single, high-quality, randomized, double-blinded, study comparing VCN-01 plus gemcitabine/nab-paclitaxel SoC to gemcitabine/nab-paclitaxel SoC plus placebo. The FDA further agreed on the proposed dosing of VCN-01 and gemcitabine/nab-paclitaxel in repeated “macrocycles” (enabling more than 2 doses of VCN-01 to be administered in the Phase 3 trial), the proposed inclusion/exclusion criteria, the primary endpoint (overall survival), key secondary endpoints (including progression free survival), and the use of an adaptive design. The FDA also clarified statistical expectations regarding the proposed interim analyses and the quality of data required for potential sample size re-estimation or a demonstration of early efficacy.

On April 17, 2026, we announced the presentation of additional data from the VIRAGE Phase 2b Clinical Trial at American Association for Cancer Research (AACR) 2026 Annual Meeting. Tumor response, biomarker, and subgroup analyses from the VIRAGE Phase 2b clinical trial support a VCN-01 immune-mediated mode of action and demonstrate improved outcomes in VCN-01 treated patients across multiple subgroups, including patients with liver metastases were presented in a poster session by Dr. Manuel Hidalgo (NYU Langone Health Perlmutter Cancer Center, New York) in San Diego, California on April 20, 2026.

On July 7, 2026, we announced that the Spanish Agency of Medicines and Medical Devices (“AEMPS”) has authorized us to initiate the VIRAGE2 clinical trial, entitled “A Phase IIa, single-arm, single-center, open-label, proof-of-concept trial evaluating increased frequency dosing of zabilugene almadenorepvec (VCN-01) in combination with gemcitabine/nab-paclitaxel in patients with newly-diagnosed metastatic pancreatic cancer”.

The VIRAGE2 trial builds on the results of the 112-patient VIRAGE Phase 2b clinical trial evaluating VCN-01 in treatment naïve metastatic pancreatic ductal adenocarcinoma (“PDAC”) patients receiving gemcitabine/nab-paclitaxel standard-of-care (“SoC”) chemotherapy. In the VIRAGE trial, patients who received 2 doses of VCN-01 administered 3 months apart had significantly improved overall survival, progression free survival, and duration of response compared to patients treated with only one dose of VCN-01 or with SoC chemotherapy alone. As previously reported, both the EMA and the FDA recognized the improved survival in the group treated with 2 doses of VCN-01, and raised the possibility of more frequent repeated dosing of VCN-01 in combination with SoC chemotherapy to potentially improve clinical outcomes. The VIRAGE2 trial is designed to evaluate the feasibility of administering at least 3 doses of VCN-01 given 2 months apart in combination with SoC chemotherapy. Results from this trial will inform the VCN-01 dosing regimen for potential evaluation in a future pivotal Phase 3 clinical trial.

Phase 1 Trial of intravenous VCN-01 in Combination with Durvalumab in Subjects with Recurrent/ Metastatic SCCHN

On June 11, 2026, we announced that clinical and translational results from VCN-01’s Phase 1 clinical trial in Head & Neck Squamous Cell Carcinoma (“HNSCC”) were recently published on-line first in the journal Clinical Cancer Research.

The trial enrolled 20 adult patients with refractory or metastatic HNSCC, whose disease progressed despite previous therapies, including anti-PD-(L)1 immune checkpoint inhibitors. Six patients were enrolled into the concomitant Arm I LD of the study and were administered IV low dose VCN-01 (3.3E12 virus particles; LD) four hours prior to a fixed IV dose of durvalumab (1500 mg/q4w). Eight patients were enrolled into the sequential Arm II LD of the study, receiving low dose IV VCN-01 14 days prior to IV durvalumab administration. An additional six patients were entered into Arm II HD, receiving high dose IV VCN-01 (1.0E13 virus particles; HD) 14 days prior to IV durvalumab administration.

●	Median progression-free survival (PFS) was 1.6 months in Arm I LD, 3.7 months in Arm II LD, and 2.1 months in Arm II HD.
●	Median overall survival (OS) was 10.3 months in Arm I LD, 15.5 months in Arm II LD, and 17.3 months in Arm II HD.
●	Circulating levels of the stroma-degrading hyaluronidase enzyme PH20 (expressed during selective VCN-01 intratumoral replication) increased significantly after VCN-01 administration in all tested patients, peaking on day 3-8 for most patients and detectable until day 28 in 11 of 12 patients.
●	Similarly, VCN-01 viral genome levels detected in patient blood exhibited an initial peak immediately following administration and a secondary peak on day 3-8, consistent with continued viral replication in tumors followed by a return of virus to circulation.
●	Upregulation of CD8 and IDO was observed in tumor biopsy samples, implying increased tumor infiltration with activated cytotoxic T cells – historically associated with increased HNSCC patient survival. Diminished levels of FoxP3, CD25, and CTLA4 were also observed, consistent with a reduction in tumor Tregs and inhibition of tumor immunosuppression.
●	Tumor biopsies revealed upregulation of PD-1 and PD-L1 in most patients following VCN-01 administration that correlated with patient survival, suggesting that immune system activity and heightened PD-L1 expression in tumors contributed to the improved outcomes from VCN-01 and durvalumab combination.
●	Transcriptomic and radiomic analyses showed changes in the extracellular matrix and increased tumor perfusion.

The collective pharmacokinetic, tissue biopsy, radiomic and transcriptomic results support the proposed VCN-01 stroma-degrading and immune enhancing modes-of-action, resensitizing refractory tumors to durvalumab. As described in the publication, the prolonged OS observed with sequential delivery of VCN-01 followed by durvalumab suggests a potential clinical benefit in this heavily pretreated HNSCC population, These findings support further clinical development of VCN-01 with immune checkpoint inhibitors or other immune modulating anticancer therapies in HNSCC and potentially other cancer indications.

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

As previously disclosed, preclinical data demonstrate potential antitumor synergy between VCN-01 and topoisomerase I inhibitors, such as topotecan. We believe that intravitreal coadministration of VCN-01 with topotecan may provide a new treatment option for children with retinoblastoma with vitreous seeds that are refractory/resistant to the use of current intravitreal chemotherapy, which remains an unmet medical need in patients with this ultra rare patient population. Extensive discussions with clinicians and key opinion leaders have enabled the design a Phase 2/3 clinical trial protocol for the VCN-01 + topotecan combination in this ultra rare patient population, and we plan to discuss the proposed protocol with the FDA in Q3 2026.

We anticipate that the cost for the Phase 2/3 trial would be approximately $9 million (including chemistry, manufacturing and controls). If a protocol is ultimately submitted to, and agreed by, the FDA, we expect the first patient to be enrolled in January 2027, with rolling BLA submissions expected to be made in 2029 (if successful), targeting potential approval of the BLA prior to the current legislative deadline of September 30, 2029 to be eligible to receive a Priority Review Voucher. We have revised our estimate of the Phase 2/3 trial cost downward from our estimate of $12 million, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, based on a reduced requirement for clinical drug product manufacture , and have adjusted the anticipated first-patient enrollment from December 2026 to January 2027.

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses decreased to $2.0 million for the three months ended June 30, 2026, from $11.2 million for the three months ended June 30, 2025. This decrease of 82% is primarily comprised of the prior year increase in fair value of the contingent consideration adjustment of $9.2 million due to the VIRAGE Phase 2b clinical trial of VCN-01 in PDAC achieving its primary survival and safety endpoints, offset set by current year increase in legal fees. The charge related to stock-based compensation expense was $110,000 for the three months ended June 30, 2026, compared to $97,000 for the three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $1.3 million for the three months ended June 30, 2026, from approximately $2.0 million for the three months ended June 30, 2025. This decrease of 35% is primarily the result of lower indirect cost related to compensation expense and lower direct clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and lower expenses related to SYN-020, offset by higher direct expenses related to VCN-01 manufacturing activities and expenses associated with the planning for the Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period. We anticipate research and development expense to decrease in the near future until we commence additional clinical trials as we focus on regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, conduct exploratory VCN-01 manufacturing scale-up activities, and continue limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The charge related to stock-based compensation expense was $25,000 for the three months ended June 30, 2026, compared to $76,000 for the three months ended June 30, 2025.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended June 30, 2026 and 2025. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2026	2025
VCN-01 (zabilugene almadenorepvec)	$895	$780
SYN-004 (ribaxamase)	29	105
SYN-020	—	89
Other therapeutic areas	120	119

Total direct costs	1,044	1,093
Total indirect costs	224	860

Total Research and Development	$1,268	$1,953

Other Income/Expense

Other income was $78,000 for the three months ended June 30, 2026, compared to other income of $74,000 for the three months ended June 30, 2025. Other income for the three months ended June 30, 2026 is comprised of interest income of $79,000 and an exchange loss of $1,000. Other income for the three months ended June 30, 2025 is comprised of interest income of $54,000 and an exchange gain of $20,000.

Net Loss

Our net loss for the three months ended June 30, 2026 was $3.2 million, or ($0.07) per common share, compared to $13.1 million, or ($1.93) per common share, for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses decreased to $4.1 million for the six months ended June 30, 2026, from $12.6 million for the six months ended June 30, 2025. This decrease of 68% is primarily comprised of the of the prior year increase in fair value of the contingent consideration adjustment of $9.2 million due to the VIRAGE Phase 2b clinical trial of VCN-01 in PDAC achieving its primary survival and safety endpoints, offset set by current year increase in legal fees. The charge related to stock-based compensation expense was $220,000 for the six months ended June 30, 2026, compared to $151,000 for the six months ended June 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $1.6 million for the six months ended June 30, 2026, from approximately $4.9 million for the six months ended June 30, 2025. This decrease of 67% is primarily the result of lower direct clinical trial expenses related to our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC, lower indirect cost related to decreased VCN-01 manufacturing costs and lower clinical trial expenses related to our Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, offset by higher patent expenses related to SYN-020. We anticipate research and development expense to decrease in the near future until we commence additional clinical trials as we focus on regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, conduct exploratory VCN-01 manufacturing scale-up activities, and continue limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The charge related to stock-based compensation expense was $49,000 for the six months ended June 30, 2026, compared to $122,000 related to stock-based compensation expense for the six months ended June 30, 2025.

The following table sets forth our research and development expenses directly related to our product candidates for the six months ended June 30, 2026 and 2025. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	June 30,	June 30,
Therapeutic Areas	2026	2025
VCN-01 (zabilugene almadenorepvec)	$872	$2,726
SYN-004 (ribaxamase)	68	167
SYN-020	73	150
Other therapeutic areas	235	205

Total direct costs	1,248	3,248
Total indirect costs	375	1,673

Total Research and Development	$1,623	$4,921

Other Income/Expense

Other income was $161,000 for the six months ended June 30, 2026 compared to other income of $167,000 for the six months ended June 30, 2025. Other income for the six months ended June 30, 2026 is primarily comprised of interest income of $161,000. Other income for the six months ended June 30, 2025 is primarily comprised of interest income of $150,000 and an exchange gain of $17,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $5.3 million, or ($0.12) per basic and diluted common share for the six months ended June 30, 2026, compared to a net loss of approximately $17.4 million, or ($3.64) per basic common share and diluted common share for the six months ended June 30, 2025.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2025, our primary sources of cash were the approximately $6.8 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement, approximately $3.9 million in net proceeds from the exercise of existing warrants by holders pursuant to a warrant inducement agreement, the $1.7 million received for the Research and Development rebate program, $1.4 million for the THERICEL project loan from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science and, in May 2025, we closed our May 2025 Offering of 6,818,180 shares of Common Stock (or pre-funded warrants in lieu thereof) in combination with accompanying common stock purchase warrants to purchase an aggregate of 6,818,180 shares of our Common Stock for gross proceeds of $7.5 million (net proceeds of $6.7 million, after deducting underwriting discounts and expenses). During the six months ended June 30, 2026, the primary source of cash was from the $300,000 up-front payment received for the out-licensing agreement of SYN-020, $1.6 million received for the Research and Development rebate program and $2.3 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement.

Under the terms of the license agreement we entered into with Rasayana Therapeutics, Inc. (“Rasayana”) on February 18, 2026 (the “Rasayana License Agreement”), pursuant to which we granted Rasayana an exclusive worldwide license with the right to grant sublicenses to Research, Develop, Manufacture and Commercialize (as such terms are defined in the Rasayana License Agreement) any Product (as such term is defined in the Rasayana License Agreement), which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme, comprising, containing, or covered by the Licensed IP (as such term is defined in the Rasayana License Agreement) and/or devised, developed, or produced using the Licensed IP, we received an upfront payment of $300,000 and we are entitled to receive from Rasayana: (i) development milestone payments of up to an aggregate of $16,000,000; (ii) sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to Products; and (iii) during the Royalty Term (as such term is defined in the Rasayana License Agreement), tiered royalties ranging from low to mid single digits on net sales of a Product. We will also be entitled to receive a certain percentage of any Sublicense Revenue (as such term is defined in the Rasayana License Agreement) received by Rasayana or its affiliates. However, we do not anticipate receiving any funds due pursuant to the Rasayana License Agreement within the next twelve months.

As of June 30, 2026, we have a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $364 million as of June 30, 2026, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents and the success of our licensee.

Our cash and cash equivalents totaled $11.3 million as of June 30, 2026, a decrease of $1.7 million from December 31, 2025. During the year ended December 31, 2025 and six months ended June 30, 2026, the primary use of cash was for working capital requirements and operating activities, which resulted in a net loss of $23.7 million and $5.3 million for the year ended December 31, 2025 and the six months ended June 30, 2026, respectively.

With our cash position of $9.6 million as of early August 2026, we believe we will be able to fund our operations into the first quarter of 2027; however, the current cash will only be sufficient to conduct certain limited clinical, regulatory, manufacturing, and preclinical activities as described herein and our cash runway could differ materially from our expectations based on various factors, many of which are out of our control. We continue to experience operating losses and face significant uncertainties related to our business model, market conditions, clinical trial outcomes, FDA review timelines and strategic initiatives. These factors raise substantial doubt about our ability to continue as a going concern beyond the next twelve months without additional capital or other strategic actions. Management has developed plans intended to mitigate these uncertainties, including pursuing strategic collaborations, securing additional financing, prioritizing key development programs and pursuing other strategic alternatives, that may include a business combination, merger or reverse merger. There can be no assurance that such actions will be sufficient to alleviate the going concern uncertainty.

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

Based on our current plans, we expect that our cash and cash equivalents will be sufficient to cover overhead costs, commence an approved Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. We believe that the cash will also be sufficient to fund our committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement”), however, payment of the $5.0 million owed to Grifols Innovation and New Technologies Limited will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations or meet other financial obligations. Our current cash will not be sufficient for additional trials of VCN-01 (other than the Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or additional trials of SYN-004 (ribaxamase), or to complete the last cohort of the Phase 1b/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. Following the completion of our ongoing Phase 1 and Phase 2b clinical trials for VCN-01, and limited preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. Management believes its plan, which is focused on the advancement of VCN-01, will allow us to meet our financial obligations, further advance key products, and maintain our planned operations. Based upon our current available funding and our focus on our clinical development of VCN-01 we do not anticipate that we will fund the last cohort of the Phase 1b/2a clinical trial of SYN-004 and enrollment in this cohort will not commence unless we obtain grant funding, or find a licensee or partner for the SYN-004 development program. However, the amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash used in operating activities	$(5,541)	$(9,468)
Cash used in investing activities	(3)	(16)
Cash provided by financing activities	3,852	9,883
Effects of exchange rate changes on cash and cash equivalents	(29)	62
Net increase (decrease) in cash	(1,721)	461
Cash, cash equivalents and restricted cash, beginning of period	13,102	11,705
Cash, cash equivalents and restricted cash, end of period	$11,381	$12,166

Cash Used in Operating Activities

Net cash used in operating activities was $5.5 million and $9.5 million during the six months ended June 30, 2026 and 2025, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01. Cash used in operating activities for the six months ended June 30, 2026 decreased compared to the same period in 2025 due primarily to prior year contingent consideration adjustment, and lower research and development expenses due to completion of trials offset by higher legal and investor relation costs, which led to a decrease in net loss.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 and 2025 was $3,000 and $16,000, respectively, for equipment purchases.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2026 included at the market offering proceeds of $2.3 million from sales of 10,204,319 shares of our Common Stock under the ATM Sales Agreement, and $1.6 million received for the research and development tax credit offset by payments of loans payable of $60,000. Cash provided by financing activities during the six months ended June 30, 2025 included $1.8 million received for the research and development tax credit, $1.4 million in loan proceeds from the THERICEL project loan and $6.9 million in net proceeds from the sale of Common Stock, offset by payments of loans in the amount of $67,000.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2026, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of June 30, 2026, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated unaudited financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we will require additional financing as we continue to execute our business strategy, including the need for additional funds for the commencement of our planned clinical trials, raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. In addition, in connection with the filing of our 2025 Form 10-K our independent registered public accounting firm issued a report that included an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that, as of the date of such report, raised substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of June 30, 2026 we had cash and cash equivalents of approximately $11.3 million and as of early August 2026, we had cash and cash equivalents of $9.6 million. At June 30, 2026, we had an accumulated deficit of $364 million and working capital of $1.6 million. December 31, 2025, we had an accumulated deficit of $358.7 million and working capital of $7.5 million. As of December 31, 2025, we had cash and cash equivalents of approximately $13.1 million consisting of cash and investments in highly liquid U.S. money market funds. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and, ultimately, to generate revenue. Our consolidated unaudited financial statements as of June 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. Based upon the Company’s current business plans, we expect that our current cash will be able to fund operations into the first quarter of 2027.

We will need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the six months ended June 30, 2026, our operating activities used net cash of approximately $5.5 million and our cash and cash equivalents were approximately $11.3 million as of June 30, 2026. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of June 30, 2026, our accumulated deficit totaled approximately $364 million on a consolidated basis. Pursuant to the Purchase Agreement entered into in connection with the Acquisition, we have agreed to use reasonable efforts to commercialize VCN-01. Additionally, pursuant to the Purchase Agreement, we agreed to pay up to $70.2 million in contingent consideration upon the achievement of certain milestones, including regulatory filings, of which to date $7.3 million has been paid and an additional $5.0 million has been earned but deferred pending ongoing discussion with Grifols. If we are required to make the deferred $5.0 million milestone payment to Grifols, it will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations, continue clinical research and development activities or meet other financial obligations. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be sufficient to fund operations into the first quarter of 2027 and will only be sufficient to cover overhead costs, commence an approved Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, conduct exploratory VCN-01 manufacturing scale-up activities, complete regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and undertake limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. We believe our cash will also be sufficient to fund our committed obligations under the terms of the Purchase Agreement related to the Acquisition, but may not be sufficient for additional trials of VCN-01 (other than the Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), or SYN-004, or to complete the last cohort of the Phase 1a/2a clinical trial of SYN-004, which are expected to require significant cash expenditures. In addition, based on the significant anticipated cost of a Phase 3 clinical program in a broad indication for SYN-004, we expect it will not be feasible for us to initiate and complete this trial at this time without a partner given the capital constraints tied to our current market cap and share price. We intend to focus our capital on our VCN-01 clinical trials and do not intend to provide further funding for our development of SYN-004 internally. Any future development of SYN-004 is expected to be funded from out-licensing or partnering for which there can be no assurance. Further development of VCN’s product candidates will require additional funding. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forgo sales and marketing efforts, and forgo licensing in attractive business opportunities, cease operations, sell or otherwise liquidate our assets or reorganize the Company, or complete a combination of the foregoing. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

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

We did not sell any equity securities during the three months ended June 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Disclosure of Material Event

The information set forth below is included herein for purposes of providing disclosures under Items 1.01 and 5.02 of Form 8-K.

Shallcross Amended and Restated Employment Agreement

Mr. Shallcross has served as our Chief Financial Officer since June 1, 2015, initially pursuant to the terms of a two year employment agreement that we entered with him on April 28, 2015, which was replaced by an employment agreement we entered into with him on December 6, 2018 when he became our Chief Executive Officer, which was replaced by a three year employment agreement we entered into with him on January 3, 2022 which expired on January 3, 2025 (the “2022 Shallcross Employment Agreement”). On March 3, 2025, we entered into a new employment agreement with Mr. Shallcross (the “2025 Shallcross Employment Agreement”) for a term of two years, pursuant to which he continued to serve as our Chief Executive Officer and Chief Financial Officer. On August 10, 2026, we entered into an Amended and Restated Employment Agreement with Mr. Shallcross (the “Amended and Restated Shallcross Employment Agreement”), which replaced and superseded the 2025 Shallcross Employment Agreement in its entirety. The Amended and Restated Shallcross Employment Agreement has a stated term of two years from the date of execution of such agreement (the “Employment Term”) and provides for Mr. Shallcross to serve as our President, Chief Executive Officer and Chief Financial Officer. Mr. Shallcross does not receive additional compensation for service as our director.

Pursuant to the Amended and Restated Shallcross Employment Agreement, Mr. Shallcross is entitled to an annual base salary of $687,562, subject to review and adjustment from time to time by the Board (or a committee thereof) in its sole discretion, but which may not be decreased.  Mr. Shallcross is also eligible to receive an annual cash performance bonus of up to fifty percent (50%) of his annual base salary and payable based upon the Board's assessment of Mr. Shallcross’ performance and the Company's attainment of targeted goals as set by the Board in its sole discretion, as well as discretionary annual equity awards pursuant to the Company’s incentive equity plans.

The Amended and Restated Shallcross Employment Agreement contains confidentiality obligations and invention assignments by Mr. Shallcross, which are governed by the Proprietary Information, Inventions, Non-Solicitation and Non-Competition Agreement, dated February 27, 2017, which remains in full force and effect. The Amended and Restated Shallcross Employment Agreement also contains non-competition and non-solicitation provisions applicable during the Employment Term and for the one-year period thereafter.

The Amended and Restated Shallcross Employment Agreement provides that if Mr. Shallcross’ employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the unpaid base salary through the date of termination and accrued vacation, any unpaid annual bonus earned with respect to any calendar year ending on or preceding the date of termination, reimbursement for any unreimbursed expenses incurred through the date of termination, and all other payments and benefits to which Mr. Shallcross may be entitled under the terms of any applicable compensation arrangement or benefit, equity or perquisite plan or program or grant (the “Accrued Amounts”).  Upon termination due to Disability (as such term is defined in the Amended and Restated Shallcross Employment Agreement) or death, Mr. Shallcross or his estate shall be entitled to exercise any vested equity awards for a period equal to the shorter of: (i) six (6) months after termination, or (ii) the remaining term of the awards. If Mr. Shallcross’ employment is terminated by us for Cause (as such term is defined in the Amended and Restated Shallcross Employment Agreement) or by Mr. Shallcross without Good Reason, Mr. Shallcross shall be entitled to receive any Accrued Amounts only.

If Mr. Shallcross’ employment is terminated by us without Cause (and not due to Disability or death) or by Mr. Shallcross for Good Reason (as such term is defined in the Amended and Restated Shallcross Employment Agreement), then, subject to him executing a general release in form acceptable to us that becomes effective, in addition to paying the Accrued Amounts, (a) we will continue to pay his then current base salary for a period of twelve (12) months following the termination date, (b) if Mr. Shallcross timely elects continued coverage under COBRA, we will pay the COBRA premiums necessary to continue health insurance coverage for Mr. Shallcross and his covered dependents until the earliest of twelve (12) months following the termination date, the date Mr. Shallcross becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or the date Mr. Shallcross ceases to be eligible for COBRA continuation coverage for any reason, and (c) all unvested stock options and other equity awards shall immediately vest and he shall be entitled to exercise any such vested equity awards for a period equal to the shorter of: (1) eighteen (18) months after termination, or (2) the remaining term of the awards. In addition, Mr. Shallcross will be eligible to receive a pro-rata portion of his annual bonus, as determined by the Board of Directors, for the performance year in which the termination occurs.

For purposes of the Amended and Restated Shallcross Employment Agreement, a “Change in Control” includes: (i) the acquisition by any person or entity of beneficial ownership of securities representing 50% or more of our voting power; (ii) a merger or consolidation in which our stockholders immediately prior to the transaction do not retain a majority of the voting power of the surviving entity; (iii) the sale of substantially all of our assets or our liquidation or dissolution; or (iv) the execution of a definitive agreement providing for a transaction involving us and a non-listed private operating company, including a reverse merger, sign and close reverse merger, forward merger, share exchange, asset acquisition, recapitalization or similar transaction, that is intended to ultimately result in a change of the majority of the board of directors or a shift in majority voting power from our pre-transaction stockholders after consummation of all of the transactions contemplated by the relevant transaction documents, included the conversion of securities issued as merger consideration. In the case of a Change in Control, Mr. Shallcross’ 180-day period for providing notice of Good Cause will not begin until all conditions necessary to effect the employee’s change in title or position have occurred and any required stockholder approvals relating to the resulting ownership changes have been obtained.

The Amended and Restated Shallcross Employment Agreement provides that upon the occurrence of a Change in Control, all unvested stock options and other equity awards shall immediately vest (and any equity awards subject to the satisfaction of performance goals shall be deemed earned at not less than target performance) and the time period that Mr. Shallcross will have to exercise all vested stock options and other awards shall be equal to the shorter of: (i) twenty-four (24) months after termination, or (ii) the remaining term of the awards.

If within eighteen (18) months after the occurrence of a Change in Control, Mr. Shallcross terminates his employment for Good Reason or we terminate Mr. Shallcross’ employment without Cause, Mr. Shallcross will be entitled to receive: (i) the portion of his base salary for periods prior to the effective date of termination accrued but unpaid (if any); (ii) all unreimbursed expenses (if any); (iii) an aggregate amount (the “Change in Control Severance Amount”) equal to two (2) times the sum of his base salary plus an amount equal to the bonus that would be payable if the target level performance were achieved under our annual bonus plan (if any) in respect of the fiscal year during which the termination occurs (or the prior fiscal year if bonus levels have not yet been established for the year of termination); and (iv) a payment equal to twenty-four (24) times the monthly COBRA premium for Mr. Shallcross and his eligible dependents (at the rate in effect for Mr. Shallcross’ coverage at the time of his termination), subject to him executing a general release in form acceptable to us that becomes effective. An amount equal to $500,000 shall be allocated from the Change in Control Severance Amount as, and deemed, a payment to Mr. Shallcross in exchange for Mr. Shallcross’ covenant not to compete.

Upon the termination of employment for Good Reason by Mr. Shallcross or upon the involuntary termination of employment by the Company for any reason other than death, Disability or Cause, in either case within eighteen (18) months after the occurrence of a

Change in Control, the Company shall also provide, for the period of two (2) consecutive years commencing on the date of such termination of employment, medical, dental, life and disability insurance coverage for Mr. Shallcross and the members of his family that are not less favorable to Mr. Shallcross than the group medical, dental, life and disability insurance coverage carried by the Company for Mr. Shallcross and the members of his family at the time of termination, subject to him executing a general release in form acceptable to the Company that becomes effective. The Change in Control Severance Amount is to be paid in a lump sum if the Change in Control event constitutes a “change in the ownership” or a “change in the effective control” of the Company or a “change in the ownership of a substantial portion of a corporation's assets” (each within the meaning of Section 409A of the Internal Revenue Code (“Section 409A”)), or in 48 substantially equal payments, if the Change in Control event does not so comply with Section 409A.

The foregoing description of the material terms of the Amended and Restated Shallcross Employment Agreement is not complete and is qualified in its entirety by reference to the full text thereof, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.21	Certificate of Change to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2024, File No. 001-12584.)

10.1*	Amended and Restated Employment Agreement, dated August 10, 2026, by and between Theriva Biologics, Inc. and Steven A. Shallcross

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in XBRL in Exhibit 101)

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

Date: August 11, 2026