Form 10-Q
period 2026-09-30
Theriva Biologics, Inc.
filed 2026-11-12
CIK 894158

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

As of November 10, 2026, the registrant had 45,892,668 shares of common stock, $0.001 par value per share, outstanding.

THERIVA BIOLOGICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the timing of our clinical trials, the development and commercialization of our pipeline products, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities and the timing of any such financing, our future results of operations and financial position, business strategy and plans prospects, or costs and objectives of management for future research, development or operations, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “2025 Form 10-K”). Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Theriva Biologics,” the “Company,” “we,” “us” and “our” refer to Theriva Biologics, Inc. and our subsidiaries Theriva Biologics, S.L. (“VCN”, formerly known as VCN Biosciences, S.L., or “Theriva SL”), Pipex Therapeutics, Inc. (“Pipex Therapeutics”), Effective Pharmaceuticals, Inc. (“EPI”), Solovax, Inc. (“Solovax”), CD4 Biosciences, Inc. (“CD4”), Epitope Pharmaceuticals, Inc. (“Epitope”), Healthmine, Inc. (“Healthmine”), Putney Drug Corp. (“Putney”) and Synthetic Biomics, Inc. (“SYN Biomics”).

NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

THERIVA BIOLOGICS, INC.

FORM 10-Q

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands except share and par value amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)

Current Assets
Cash and cash equivalents	$8,473	$13,056
Tax credit receivable	1,673	3,351
Prepaid expenses and other current assets	475	1,060
Total Current Assets	10,621	17,467

Non-Current Assets
Property and equipment, net	155	222
Restricted cash	44	46
Right of use asset	1,704	803
In-process research and development	18,956	19,619
Deposits and other assets	80	82
Total Assets	$31,560	$38,239

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$467	$1,014
Accrued expenses	6,459	6,276
Accrued employee benefits	284	443
Deferred research and development tax credit-current portion	995	1,675
Loans payable-current	34	57
Operating lease liability-current portion	540	549
Total Current Liabilities	8,779	10,014

Non-current Liabilities
Non-current contingent consideration	8,978	10,004
Loan Payable - non-current	1,627	1,671
Non-current deferred research and development tax credit	197	815
Non-current operating lease liability	1,226	352
Total Liabilities	20,807	22,856

Commitments and Contingencies (Note 14)	—	—
Stockholders’ Equity:
Common stock, $0.001 par value; 350,000,000 shares authorized, 45,921,478 issued and 45,892,668 outstanding at September 30, 2026 and 35,717,159 issued and 35,688,350 outstanding at December 31, 2025	45	34
Additional paid-in capital	376,298	373,592
Treasury stock at cost, 28,810 shares at September 30, 2026 and at December 31, 2025	(288)	(288)
Accumulated other comprehensive income	140	755
Accumulated deficit	(365,442)	(358,710)
Total Stockholders’ Equity	10,753	15,383

Total Liabilities and Stockholders’ Equity	$31,560	$38,239

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
License Revenue	$—	$—	$300	$—

Operating Costs and Expenses:
General and administrative	923	1,889	5,025	14,516
Research and development	612	2,551	2,234	7,472
Total Operating Costs and Expenses	1,535	4,440	7,259	21,988

Loss from Operations	(1,535)	(4,440)	(6,959)	(21,988)

Other Income/Expense:
Foreign currency exchange gain	—	14	1	30
Interest income	64	65	226	215
Total Other Income	64	79	227	245

Net Loss before income taxes	(1,471)	(4,361)	(6,732)	(21,743)
Income tax benefit	—	—	—	—
Net Loss Attributable to Common Stockholders	$(1,471)	$(4,361)	$(6,732)	$(21,743)

Net Loss Per Share - Basic and Dilutive	$(0.03)	$(0.45)	$(0.15)	$(3.38)

Weighted average number of shares outstanding during the period - Basic and Dilutive	45,892,668	9,676,521	44,303,676	6,429,227

Net Loss	(1,471)	(4,361)	(6,732)	(21,743)
(Loss) gain on foreign currency translation	(107)	(30)	(615)	1,941
Total comprehensive loss	$(1,578)	$(4,391)	$(7,347)	$(19,802)

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and par value amounts)

(Unaudited)

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2025	35,717,159	$34	$373,592	$(358,710)	$755	(288)	$15,383

Stock-based compensation	—	—	135	—	—	—	135
Stock issued under “at-the-market” offering	10,204,319	11	2,292	—	—	—	2,303
Foreign currency exchange losses	—	—	—	—	(378)	—	(378)
Net loss	—	—	—	(2,044)	—	—	(2,044)

Balance at March 31, 2026	45,921,478	$45	$376,019	$(360,754)	$377	(288)	$15,399
Stock-based compensation	—	—	135	—	—	—	135
Foreign currency exchange losses	—	—	—	—	(130)	—	(130)
Net loss	—	—	—	(3,217)	—	—	(3,217)

Balance at June 30, 2026	45,921,478	$45	$376,154	$(363,971)	$247	$(288)	$12,187
Stock-based compensation	—	—	144	—	—	—	144
Foreign currency exchange losses	—	—	—	—	(107)	—	(107)
Net loss	—	—	—	(1,471)	—	—	(1,471)

Balance at September 30, 2026	45,921,478	$45	$376,298	$(365,442)	$140	$(288)	$10,753

	Common Stock $0.001 Par Value				Accumulated
			Additional		Other		Total
			Paid-in	Accumulated	Comprehensive		Stockholders’
	Shares	Amount	Capital	Deficit	income	Treasury Stock	Equity
Balance at December 31, 2024	2,811,259	$3	$355,501	$(334,971)	$(1,178)	$(288)	$19,067

Stock-based compensation	—	—	100	—	—	—	100
Foreign currency exchange gains	—	—	—	—	654	—	654
Net loss	—	—	—	(4,324)	—	—	(4,324)

Balance at March 31, 2025	2,811,259	$3	$355,601	$(339,295)	$(524)	$(288)	$15,497

Stock-based compensation	—	—	173	—	—	—	173
Issuance of Common Stock and Warrants, net of issuance costs	1,990,900	2	6,688	—	—	—	6,690
Conversion of Warrants to Common	4,285,883	3	1	—	—	—	4
Foreign currency exchange gains	—	—	—	—	1,317	—	1,317
Net loss	—	—	—	(13,058)	—	—	(13,058)

Balance at June 30, 2025	9,088,042	$8	$362,463	$(352,353)	$793	$(288)	$10,623

Stock-based compensation	—	—	228	—	—	—	228
Stock issued under “at-the-market” offering	706,810	1	278	—	—	—	279
Conversion of Warrants to Common	538,720	—	(1)	—	—	—	(1)
Foreign currency exchange losses	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	(4,361)	—	—	(4,361)

Balance at September 30, 2025	10,333,572	$9	$362,968	$(356,714)	$763	$(288)	$6,738

See accompanying notes to unaudited condensed consolidated financial statements.

Theriva Biologics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(6,732)	$(21,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	414	501
Change in fair value of contingent consideration	(1,026)	9,806
Non-cash lease expense	367	383
Depreciation	70	81
Deferred research and development tax credit	(1,243)	(1,306)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	581	866
Accounts payable	(532)	(140)
Accrued expenses	255	(1,386)
Accrued employee benefits	(152)	(436)
Operating lease liability	(403)	(413)
Net Cash Used In Operating Activities:	(8,401)	(13,787)

Cash Flows From Investing Activities
Purchase of property and equipment	(8)	(35)
Net Cash Used in Investing Activities	(8)	(35)

Cash Flows from Financing Activities:
Tax credit receivable	1,602	1,839
Payment of loans payable	(59)	(69)
Proceeds from issuance of common stock under at - the - market offering, net of issuance cost	2,303	279
Proceeds from issuance of common stock	—	6,690
Proceeds from issuance of common stock for warrant exercises	—	4
Payment of contingent consideration	—	(500)
Proceeds from long term debt	—	1,492
Net Cash provided by Financing Activities	3,846	9,735

Effects of exchange rate changes on cash and cash equivalents	(22)	(44)
Net increase (decrease) in cash and cash equivalents and restricted cash	(4,585)	(4,131)
Cash, cash equivalents and restricted cash at the beginning of this period	13,102	11,705
Cash, cash equivalents and restricted cash at the end of this period	$8,517	$7,574

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$8,473	$7,528
Restricted cash included in other long-term assets	44	46
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,517	$7,574

Supplemental non-cash investing and financing activities
Right of use asset obtained in exchange for lease liabilities	$1,291	$—

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

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts of assets and liabilities at the reporting date and the amounts of revenue and expenses in the periods presented. The Company believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods. As of September 30, 2026, the Company has one operating segment (which includes the legacy Company business and the VCN business) and therefore one reporting segment.

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company continues to incur losses and, as of September 30, 2026, the Company had an accumulated deficit of approximately $365.4 million. Since inception, the Company has financed its activities principally from the proceeds of the issuance of equity securities.

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

Pursuant to the Plan, on September 30, 2025, the Company implemented a workforce reduction of seven employees or 32% of the then global Company workforce. The goal of this reduction was to direct the Company’s resources towards business development and licensing activities and clinical trial planning and preparation for potential pivotal trials of VCN-01 in PDAC and retinoblastoma patients, which it believes will represent its best opportunity for success. The Company completed the employee reduction immediately and incurred a total of approximately $520,000 in charges in connection with the workforce reduction. These charges consisted primarily of cash severance and benefits over a three-month period, in connection with the workforce reduction. The Plan is expected to save approximately $1.8 million in compensation and benefits annually beginning in 2026 and, together with additional anticipated operating cost reductions, the Company expects that its cash runway will extend into the first quarter of 2027; however, as described below, the current cash will only be sufficient to run certain clinical trials and no assurances can be provided and the Company’s cash could differ materially from its expectations based on various factors, many of which are out of its control.

The Company may also incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur. At September 30, 2026, the Company had cash and cash equivalents of approximately $8.5 million. Based upon the Company’s current business plans, management believes that the Company’s current cash on hand will be sufficient to fully execute its plans into the first quarter of 2027. Commencement of planned future clinical trials is subject to the Company’s successful pursuit of opportunities that will allow it to establish the clinical infrastructure and financial resources necessary to successfully initiate and complete its plan. The Company anticipates its current cash will allow it to cover overhead costs, complete recruitment into the VIRAGE2 Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, conduct exploratory VCN-01 (zabilugene almadenorepvec) manufacturing scale-up activities, complete regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and undertake limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from the Company’s VCN-X discovery program. The Company also believes that the cash will be sufficient to fund its committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement”), but will not be sufficient for additional trials of VCN-01 (other than the VIRAGE2 Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), which are expected to require significant cash expenditures. Following recruitment of patients into the VIRAGE2 Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, and limited preclinical studies supporting VCN-01 and its VCN-X discovery initiatives, the Company will need to obtain additional funds to complete long-term follow-up in the VIRAGE2 Phase 2a study and conduct future clinical trials. The Company anticipates that its future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned Phase 2a clinical program and limited preclinical research efforts. Currently, the Company does not have commitments from any third parties to provide it with capital. Potential sources of financing include strategic relationships, public or private sales of equity (including through its Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (as amended, the “ATM Sales Agreement”)) or debt and other sources. The Company cannot assure that it will meet the requirements for use of the ATM Sales Agreement or that additional funding will be available on favorable terms or at all. If the Company fails to obtain additional funding for its clinical trials, whether through the sale of securities or a partner or collaborator, and otherwise when needed, it will not be able to execute its business plan as planned and will be forced to cease certain development activities (including initiation of planned clinical trials) until funding is received, and its business will suffer, which would have a material adverse effect on its financial position, results of operations and cash flows.

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

The CODM assesses Company performance using the consolidated net loss and through the achievement of pre-clinical and clinical research goals. In addition to the Company’s Statement of Operations and Comprehensive Loss, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The Company’s principal operations are in the United States and the Company’s long-lived assets are located primarily within the United States and Spain. The Company held $396,000 and $610,000 of assets in the United States on September 30, 2026 and December 31, 2025, respectively. The Company held $1.5 million and $415,000 of assets in Spain on September 30, 2026 and December 31, 2025, respectively.

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

During the period that the assets are considered indefinite-lived, they are tested for impairment on an annual basis on October 1, or more frequently if the Company becomes aware of any events occurring or changes in circumstances that could indicate an impairment. The impairment test consists of a comparison of the estimated fair value of the IPR&D with its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. The key assumptions used to value IPR&D include estimates of future cash flows and the discount rate applicable to the future cash flow periods. No impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.

Contingent Consideration

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain milestones in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. The Company estimates the fair value of the contingent consideration as of the acquisition date using the estimated future cash outflows based on the probability of meeting future milestones. Payments for amounts not in excess of original fair values established at acquisition date (including measurement period adjustments), and not paid within a period considered to be close to the transaction date, are reflected as financing activities in the statement of cash flows. Subsequent to the date of acquisition, the Company reassesses the actual consideration earned and the probability-weighted future earn-out payments at each balance sheet date. The discounted cash flow is the method used to value the contingent consideration which includes inputs of not readily observable market data, which are level 3 inputs. Any adjustment to the contingent consideration liability will be recorded in the consolidated statements of operations. Contingent consideration liabilities expected to be settled within 12 months after the balance sheet date are presented in current liabilities, with the non-current portion recorded under long-term liabilities in the consolidated balance sheets. See Note 6 - Fair Value of Financial Instruments below.

Long-Lived Assets Impairment

Long-lived assets include property, equipment, and right of use assets. Management reviews the Company’s long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability as well as whether there is reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. No impairment charges were recorded during the three and nine months ended September 30, 2026 and 2025.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). ASU 2025-09 expands eligibility of risk components for hedge designation, clarifies the presentation and disclosure requirements for hedging relationships, and simplifies the assessment of hedge effectiveness. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of adopting this ASU.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Intangibles

As a result of the Acquisition of Theriva S.L., the Company has an intangible asset, in-process research and development (“IPR&D”). The IPR&D is deemed to have indefinite lives and therefore not amortized.

The following table provides the Company’s in-process R&D as of September 30, 2026.

In-process
R&D (in thousands)
Balance at December 31, 2025	$19,619
Effects of exchange rates	(663)
Balance at September 30, 2026	$18,956

There were no impairment charges recorded during the three and nine months ended September 30, 2026 and 2025.

5. Revenue

On February 18, 2026, the Company entered into a license agreement with Rasayana Therapeutics, Inc. (“Rasayana”), whereby the Company granted Rasayana an exclusive worldwide license with the right to grant sublicenses to research, develop, manufacture and commercialize, which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme (the “Rasayana License Agreement”). Pursuant to the terms of the agreement, Rasayana will assume all responsibility and costs for the development and commercialization of the product. Under the terms of the agreement, the Company received an upfront payment of Three Hundred Thousand Dollars ($300,000) from Rasayana on the effective date. In addition, the Company is entitled to receive from Rasayana development milestone payments of up to an aggregate of $16,000,000 and sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to products. In addition, the Company is entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of a product. The Company will also be entitled to receive a certain percentage of any sublicense revenue received by Rasayana or its affiliates. Under the terms of the agreement, Rasayana has agreed to use commercially reasonable efforts to meet certain specified development milestones, though there is no guarantee that any such milestone will be met. The Company recognized the $300,000 upfront payment as revenue during the nine months ended September 30, 2026, at the point in time when the performance obligation was satisfied. Revenue related to the development milestones will be recognized at the point in time that the variable revenue constraint is removed. Revenue related to the sales-based royalties will be recognized when the underlying sales/revenue transactions occur.

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

Pursuant to the terms of the Purchase Agreement that the Company entered into in connection with the Acquisition of VCN, the Company is required to pay up to $70.2 million in additional consideration upon the achievement of certain milestones, including regulatory filings. In September 2022, the Company received approval from the FDA to proceed with the Phase 2 clinical trial of VCN-01 (zabilugene almadenorepvec) in PDAC. Due to this approval the Company paid Grifols Innovation and New Technologies Limited (“Grifols”), $3.0 million in the fourth quarter 2022. In August 2023, the Company initiated patient dosing in the U.S. in its Phase 2 clinical trial of VCN-01 in PDAC. As a result, payment was made subsequent to September 30, 2023 in the amount of $3.25 million. During the year ended December 31, 2025, the Company met the primary survival and safety endpoints in its VIRAGE Phase 2b clinical trial evaluating the Company’s lead product candidate VCN-01. As a result of achieving the primary survival and safety endpoints in the Phase 2b clinical trial, the Company is obligated to pay Grifols $6.0 million. On August 5, 2025, the Company and Grifols agreed to defer the $6.0 million milestone payment into three payments, as follows: $500,000 was paid in August 2025, $500,000 was paid in December 2025, and the remaining $5.0 million payment has been deferred pending ongoing discussions with Grifols. The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The fair value of the contingent consideration was $9.0 million as of September 30, 2026 and is reflected as non-current contingent consideration liability of $9.0 million. During the three months ended September 30, 2026 and 2025, the Company recognized a decrease in operating expense of $841,000 and an increase of $633,000, respectively, fair value adjustment to contingent consideration. During the nine months ended September 30, 2026 and 2025, the Company recognized a decrease in operating expense of $1.0 million and an increase of $9.8 million, respectively, fair value adjustment to contingent consideration. There were no transfers in or out of the level 3 liabilities during the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the change in the fair value as determined by Level 3 inputs for the contingent consideration liabilities as of September 30, 2026 and December 31, 2025:

(in thousands)
Balance at December 31, 2025	$10,004
Change in fair value	(1,026)
Balance at September 30, 2026	$8,978

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	8,978
Balance at September 30, 2026	$8,978

(in thousands)
Balance at December 31, 2024	$6,973
Change in fair value	9,031
Reclassification of amounts to accrued expenses due to milestone being achieved	(6,000)
Balance at December 31, 2025	$10,004

Contingent consideration, current portion	$—
Contingent consideration, net of current portion	10,004
Balance at December 31, 2025	$10,004

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Fair Value of Financial Instruments – (continued)

The fair value of financial instruments measured on a recurring basis is as follows:

	As of September 30, 2026
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$8,978	$—	$—	$8,978
Total liabilities	$8,978	$—	$—	$8,978

	As of December 31, 2025
Description	Total	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	$10,004	$—	$—	$10,004
Total liabilities	$10,004	$—	$—	$10,004

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

As of September 30, 2026
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2027-2031

		Discount rate	16.3% to 16.9%
		Weighted Average Discount rate	16.8%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

As of December 31, 2025
	Valuation	Significant	Weighted Average
	Methodology	Unobservable Input	(range, if applicable)
Contingent Consideration	Discounted Cash Flows	Milestone dates	2026-2031

		Discount rate	12.3% to 12.6%
		Weighted Average Discount rate	12.6%
		Probability of Occurrence (periodic for each Milestone)	11.7% to 92.0%
		Probability of occurrence (cumulative through each Milestone)	5.3% to 48.8%

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

During the quarter ended June 30, 2025, the Company completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2024. The Company received approvals from the Spanish government in November 2025. During the quarter ended June 30, 2026, the Company completed the certification and applied for direct reimbursement for its qualifying research and development expenses incurred in the year ended December 31, 2025.

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

At September 30, 2026, the Company recorded a corresponding deferred research and development tax credit current portion of $995,000 and a deferred research and development tax credit non-current portion of $197,000 as it was determined that amounts became probable of being received upon the receipt of the approval. Additionally, the Company has elected to account for the tax credit as a contra-expense as this most appropriately reflects the nature of the transaction and will reduce future research and development expenditures as the Company continues to incur expenses in the upcoming 24-month period. During the three months ended September 30, 2026 and 2025 the Company recorded $411,000 and $442,000, respectively, as a reduction in research and development expense. During the nine months ended September 30, 2026 and 2025, the Company recorded $1.2 million and $1.3 million, respectively, as a reduction in research and development expense. In January 2026, the Company received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government.

8. Selected Balance Sheet Information

Prepaid expenses and other current assets (in thousands)

	September 30,	December 31,
	2026	2025
Prepaid consulting, subscriptions and other expenses	$241	$213
VAT receivable	108	32
Prepaid insurance	85	350
Prepaid clinical research organizations	35	—
Prepaid manufacturing expenses	6	13
Stock sales receivable	—	452

Total prepaid expenses and other current assets	$475	$1,060

Stock sales receivable was from at-the-market stock sales that was not cash settled prior to the period end.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Selected Balance Sheet Information – (continued)

Property and equipment, net (in thousands)

	September 30,	December 31,
	2026	2025
Computers and office equipment	$643	$639
Other property, plant and equipment	428	444
Leasehold improvements	94	94
Software	11	11
	1,176	1,188
Less: accumulated depreciation and amortization	(1,021)	(966)

Total	$155	$222

During the nine months ended September 30, 2026 and the year ended December 31, 2025 the Company recognized depreciation expense of $70,000 and $108,000 respectively.

Accrued expenses (in thousands)

	September 30,	December 31,
	2026	2025
Accrued milestones payments	$5,000	$5,000
Accrued clinical consulting services	855	842
Accrued manufacturing costs	342	257
Accrued vendor payments	262	177

Total accrued expenses	$6,459	$6,276

Accrued employee benefits (in thousands)

	September 30,	December 31,
	2026	2025
Accrued compensation expense	$185	$153
Accrued vacation expense	99	43
Accrued bonus expense	—	247

Total	$284	$443

9. Stock-Based Compensation

Stock Incentive Plans

On November 2, 2010, the Board of Directors and stockholders adopted the 2010 Stock Incentive Plan (“2010 Stock Plan”) for the issuance of up to 343 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. From time to time the number of shares authorized for awards was increased such that 16,000 were authorized as of September 5, 2019. The exercise price of stock options under the 2010 Stock Plan was determined by the compensation committee of the Board of Directors and could be equal to or greater than the fair market value of the Company’s Common Stock on the date the option was granted. Options become exercisable over various periods from the date of grant and expire between five and ten years after the grant date. As of September 30, 2026, there were 5,893 options issued and outstanding under the 2010 Stock Plan. There are no shares available to be issued under this plan. Only options were issued under the plan.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

On September 17, 2020, the stockholders approved and adopted the 2020 Stock Incentive Plan (“2020 Stock Plan”) for the issuance of up to 16,000 shares of Common Stock to be granted through incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards to officers, other employees, directors and consultants of the Company and its subsidiaries. The number of shares authorized for awards under the 2020 Stock Plan was increased in August 2026 to 6,500,000 shares of Common Stock. As of September 30, 2026, there were 2,552,826 options issued and outstanding under the 2020 Stock Plan and 3,947,174 shares remained available for the future issuance of awards. Only options have been issued under the 2020 Stock Plan.

In the event of an employee’s termination, the Company will cease to recognize compensation expense for that employee. Stock option forfeitures are recognized as incurred. The fair value of the stock-based payment is recognized over the stated vesting period.

The Company has applied fair value accounting for all stock-based payment awards since inception. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the nine months ended September 30, 2026 and 2025 included:

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

The Company records stock-based compensation based upon the stated vesting provisions in the related agreements. The vesting provisions for these agreements have various terms as follows:

●	immediate vesting,
●	in full on the one-year anniversary date of the grant date,
●	quarterly over three years,
●	annually over three years,
●	one-third immediate vesting and the remaining annually over two years,
●	one-half immediate vesting and the remaining over nine months,

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

●	one-quarter immediate vesting and the remaining over three years,
●	one-quarter immediate vesting and the remaining over 33 months,
●	monthly over one year, and
●	monthly over three years.

A summary of stock option activity for the nine months ended September 30, 2026 and the year ended December 31, 2025 is as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
Balance - December 31, 2024	175,034	$36.88	6.72 years	$—

Granted	951,500	1.41
Expired	(1,777)	1,268
Forfeited	(10,329)	14.72
Balance - December 31, 2025	1,114,428	4.84	6.12 years	—

Granted	1,477,500	0.24
Expired	(3,624)	1.10
Forfeited	(29,585)	0.63

Balance - September 30, 2026 -outstanding	2,558,719	$2.23	5.85 years	$—

Balance - September 30, 2026 -exercisable	1,101,223	$4.43	5.01 years	$—

Grant date fair value of options granted – nine months ended September 30, 2026		$276,505

Weighted average grant date fair value - nine months ended September 30, 2026		$0.19

Grant date fair value of options granted – year ended December 31, 2025		$1,011,295

Weighted average grant date fair value – year ended December 31, 2025		$1.06

Stock-based compensation expense for the three months ended September 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to employees was $129,000 and $184,000, respectively. Stock-based compensation expense for the three months ended September 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to consultants was $15,000 and $44,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to employees was $346,000 and $407,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2026 and 2025 included in general and administrative expenses and research and development expenses relating to stock options issued to consultants was $68,000 and $94,000, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9. Stock-Based Compensation – (continued)

As of September 30, 2026, total unrecognized stock-based compensation expense related to stock options was $543,000, which is expected to be expensed through January 2029.

The FASB’s guidance for stock-based payments requires cash flows from excess tax benefits to be classified as a part of cash flows from operating activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The Company did not record any excess tax benefits during the three and nine months ended September 30, 2026 and 2025.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10. Stock Warrants – (continued)

On October 16, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with certain holders named therein (the “Holders”) of existing Common Stock Purchase Warrants to purchase up to an aggregate of 8,092,280 shares of the Common Stock, consisting of (i) Common Stock Purchase Warrants to purchase up to an aggregate of 1,345,000 shares of common stock issued on September 27, 2024 (the “September Warrants”) and (ii) Common Stock Purchase Warrants to purchase up to an aggregate of 6,747,280 shares of Common Stock issued on May 8, 2025 (the “May Warrants” and, together with the September Warrants, the “Existing Warrants”). Pursuant to the Inducement Agreement, on October 17, 2025, the Holders exercised for cash the Existing Warrants at a reduced exercise price of $0.54 per share and, in consideration therefor, the Company issued to the Holders new Common Stock Purchase Warrants (the “New Warrants”) to purchase an aggregate of 16,184,560 shares of Common Stock, equal to 200% of the number of shares of Common Stock underlying the Existing Warrants, at an exercise price of $0.54 per share, which New Warrants are exercisable for a term of five (5) years from the date of the approval from the stockholders of the Company of the full exercise of the New Warrants and the issuance of all of the shares of Common Stock issuable upon the exercise thereof, which was approved at the 2026 Annual Meeting of Stockholders; however, the Board believes it would be in the best interests of the Company and its stockholders at its Special Meeting of Stockholders to be held on November 18, 2026 to ratify and confirm the prior approval by its stockholders and, to the extent necessary, grant a new approval, to issue up to an aggregate of 16,184,560 shares of Common Stock upon the exercise of the New Warrants. See Note 17-Subsequent Events below.

The Company received aggregate gross proceeds of approximately $4.4 million for the exercise of the Existing Warrants, before deducting placement agent fees of $356,000 and other expenses of $72,000 payable by the Company. A.G.P/Alliance Global Partners “AGP” served as the Company’s exclusive financial advisor in connection with the warrant exercise and other transactions described in the Inducement Agreement. Pursuant to the terms of an engagement letter, dated October 16, 2025, by and between the Company and AGP, the Company agreed to pay to AGP a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holders upon exercise of the Existing Warrants and reimbursement of certain expenses. The Company evaluated the facts and circumstances of the inducement transaction and concluded that the issuance of the New Warrants, issued to induce the holder of the Existing Warrants to exercise such Existing Warrants, was directly attributable to an equity issuance. Accordingly, the Company recognized the increase in value transferred to the Holders as an equity issuance cost. The increase in value transferred to holders was measured as the difference between the fair value of the New Warrants and the fair value of the Existing Warrants at the modification date, totaling $5.9 million. The increased value provided by the modification and the issuance of New Warrants in excess of the gross proceeds of $1.5 million was accounted for as a deemed dividend and increased net loss available to common shareholders for purposes of calculating loss per share. The Company determined the fair value of the New Warrants and Existing Warrants on the modification date through the use of a Black Scholes model. The increase in value transferred to the holders was recognized as a decrease to additional paid in capital, which offset the recording of the New Warrants, thereby resulting in no net impact to total equity.

A summary of all warrant activity for the Company for the year ended December 31, 2025 and the nine months ended September 30, 2026 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance at December 31, 2024	1,428,600	$2.00	4.74 years
Granted	27,830,020	0.58	4.73 years
Exercised	(12,919,560)	0.78	—
Forfeited	—	—	—
Balance at December 31, 2025	16,339,060	0.55	4.99 years

Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Balance at September 30, 2026	16,339,060	$0.55	4.83 years

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the effect of common share equivalents. Diluted net loss per share assumes the issuance of potential dilutive common shares outstanding for the period and adjusts for any changes in income and the repurchase of common shares that would have occurred from the assumed issuance, unless such effect is anti-dilutive. Net loss attributable to common stockholders for the three and nine months ended September 30, 2026 was $1.5 million and $6.7 million, respectively. Net loss attributable to common stockholders for the three and nine months ended September 30, 2025 was $4.4 million and $21.7 million, respectively. An aggregate of options and warrants for the purchase of 2,558,719 and 16,339,060 shares of Common Stock respectively, were excluded from the computations of net loss per common share for the three and nine months ended September 30, 2026, and option and warrants for the purchase of 1,116,101 and 8,246,780 shares of Common Stock, respectively, were excluded for the three and nine months ended September 30, 2025 because their effect is anti-dilutive.

12. Common Stock

At-the-Market Issuance Sales Agreement

The Company is party to the ATM Sales Agreement, pursuant to which the Company may offer and sell, from time to time, at its option, shares of the Common Stock through A.G.P, as sales agent, in an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Sales in the “at the market offering” may occur under the Company’s current effective registration statement on Form S-3 (File No. 333-279077). During the nine months ended September 30, 2026, the Company sold 10,204,319 shares of the Company’s Common Stock pursuant to the ATM Sales Agreement and received net proceeds of approximately $2.3 million. There were no shares sold under the ATM Sales Agreement during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company sold through the ATM Sales Agreement approximately 706,810 shares of the Company’s Common Stock and received net proceeds of approximately $279,000.

13. Loans Payable

As a result of the Acquisition of VCN, the Company acquired interest-free or below-market interest rate loans (0%-1%) extended by Spanish governmental institutions of Ministerio de Ciencia, Innovacion y Universidades (RETOS loan) and ACC10 Generalitat de Catalunya (NEBT loan). The maturities of these loans are between 2024 and 2035. As a result of the Acquisition, the Company maintains a restricted cash collateral account of $44,000 relating to the RETOS loan, which is reflected as a non-current asset on the balance sheet.

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

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

13. Loans Payable – (continued)

The Company incurred, and charged to interest expense, $16,000 and $50,000 during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025 the Company incurred, and charged to interest expense, $16,000 and $45,000, respectively.

	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
	Current	Non-current	Current	Non-current

NEBT Loan	9	$—	9	$9
RETOS 2015	25	11	48	38
THERICEL Loan	—	1,616	—	1,624
	$34	$1,627	$57	$1,671

A maturity analysis of the debt as of September 30, 2026 is as follows (amounts in thousands of dollars):

2027	34
2028	11
2029	129
2030	224
2031	233
Thereafter	1,030
Total	$1,661

14. Commitments and Contingencies

The Company’s existing leases as of September 30, 2026 for its U.S. and Spanish facilities are classified as operating leases. During the quarter ended June 30, 2021, the Company renewed its Rockville, MD facility lease by entering into a Second Lease Amendment which extends the lease term for 63 months beginning on September 1, 2022 and ending on December 31, 2027 at stated rental rates and including a 3-month rent abatement. The Second Amendment also has options for a Tenant Improvement Allowance and a Second Extension Term. The Second Extension Term is offered at market rates and there is no economic incentive for the lessee, therefore the Company has determined that it is not part of the original lease term.

The Company also leases research and office facilities in Parets del Vallès, Barcelona, Spain for its 100 percent owned Theriva S.L. subsidiary. The lease that was in existence from December 2021 to December 2022 was a short term agreement with a 90-day termination notice provision that can be exercised by either party. On the closing date of the Acquisition, a sublease was executed for Theriva S.L. to lease research and office facilities at a new location in Parets del Vallès (Barcelona) from the former owner of Theriva S.L. This lease was executed for an initial term to begin in January 2023 until October 2026, with an option to renew for an additional five years. On January 15, 2023, Theriva S.L. moved into the facilities and the new lease commenced and the prior lease terminated. During the nine months ended September 30, 2026 the Company renewed the lease for a term of five years resulting in an increase to the ROU asset and lease liability of $1.3 million.

Operating lease costs are presented as part of general and administrative expenses in the condensed consolidated statements of operations, and for the three and nine months ended September 30, 2026 approximated $172,000 and $508,000, respectively, and for the three and nine months ended September 30, 2025 approximated $164,000 and $493,000, respectively. For the three months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of operating liabilities was $184,000 and $171,000, respectively, and $544,000 and $512,000 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025, the weighted-average remaining lease term for the Company’s leases was 4.1 and 1.9 years, respectively. As of September 30, 2026 and 2025, the weighted-average discount rate for the Company’s leases was 12.83% and 10.15%, respectively.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14. Commitments and Contingencies – (continued)

A maturity analysis of the Company’s operating leases as of September 30, 2026 is as follows (amounts in thousands of dollars):

Future undiscounted cash flow for the years ending December 31,
2026	183
2027	740
2028	371
2029	371
2030	371
2031	280
Total	2,316

Discount factor	(550)
Operating lease liability	1,766
Operating lease liability – current	(540)
Operating lease liability – long term	$1,226

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

17. Subsequent Events

The Company has evaluated events through the date these financial statements were filed and determined there are no subsequent events that require disclosure, except as set forth below:

On November 2, 2026, the Company announced the sale of its portfolio of antibiotic-degrading enzymes - including SYN-004 (ribaxamase), SYN-007 (reformulated ribaxamase), and SYN-006 (carbapenemase) - to Biossil Labs Inc. (“Biossil”) pursuant to the terms of an asset purchase and sale agreement, dated October 30, 2026, between the Company and Biossil (the “Biossil Purchase Agreement”). Under the terms of the Biossil Purchase Agreement, Biossil acquired all rights, title and interest in SYN-004 (ribaxamase), SYN-007 (reformulated ribaxamase), and SYN-006 (carbapenemase). Theriva Biologics received a $350,000 upfront payment at closing and is eligible for up to an aggregate of $3 million in regulatory milestones, single-digit royalties on net product sales (subject to a cap of $250 million), and up to an aggregate of $88 million in milestones payable upon achievement of certain cumulative worldwide net sales thresholds. Biossil assumed all responsibility and costs for development and commercialization of the acquired product portfolio.

Theriva Biologics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

17. Subsequent Events – (continued)

In connection with the Biossil Purchase Agreement, the Company also entered into an amendment (the “PREV Amendment”) to the Asset Purchase Agreement, dated November 7, 2012, between the Company (formerly known as Synthetic Biologics, Inc.) and PREV ABR LLC (“PREV”), pursuant to which the amounts payable by the Company to PREV with respect to the assets being transferred to Biossil were modified. Pursuant to the PREV Amendment, upon the closing of the transactions contemplated pursuant to the Biossil Purchase Agreement, the Company paid PREV $140,000. Thereafter, the Company will be required to pay PREV (i) fifty percent (50%) of regulatory milestone payments and sales milestone payments received by the Company or its affiliates pursuant to the Biossil Purchase Agreement, (ii) thirty-three and one-third percent (33⅓%) of royalty payments received by the Company or its affiliates thereunder and (iii) fifty percent (50%) of other consideration received by the Company or its affiliates in connection with the transferred assets, including license consideration payments, in each case subject to the terms and conditions of the PREV Amendment. The Company’s payment obligations under these provisions are subject to an aggregate cap of $13.0 million. Amounts paid under the existing agreement prior to the date of the PREV Amendment do not count toward the $13.0 million cap. The PREV Amendment also provides that, if the Company or an affiliate transfers its right to receive consideration under the Biossil Purchase Agreement in specified circumstances, the Company will generally pay PREV fifty percent (50%) of the proceeds actually received from such transfer, subject to the $13.0 million cap.

At the Company’s annual meeting of stockholders held on August 3, 2026 (the “2026 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock from 350,000,000 to 450,000,000 shares of Common Stock; however, the amendment to the Articles of Incorporation to effect such increase has not yet been filed. On October 20, 2026, the Company filed a definitive proxy statement for a Special Meeting of Stockholders to be held on November 18, 2026, at which the Board of Directors is seeking approval to increase the number of shares of Common Stock that are authorized for issuance pursuant to the Articles of Incorporation to a total of 500,000,000 shares of Common Stock, such increase to be effective only if the requisite stockholder approval is received and the Board determines to file the related charter amendment at any time within one year of such stockholder approval.

At the 2026 Annual Meeting, the stockholders were also asked to vote to approve the issuance of up to an aggregate of 16,184,560 shares of Common Stock upon the exercise of the New Warrants issued to institutional investors in the Company’s private placement offering, which closed on October 17, 2025 (the “Annual Meeting Warrant Exercise Proposal”). After the 2026 Annual Meeting, a litigation was filed in the United States District Court for the District of Nevada captioned Nejmeh v. Theriva Biologics, Inc., 3:26-cv-00705-ART-CSD making the Company aware of the fact that the definitive proxy statement for the 2026 Annual Meeting contained errors that resulted in inconsistent disclosure regarding the classification of the Annual Meeting Warrant Exercise Proposal as a “routine” or “non-routine” matter under the rules of the New York Stock Exchange (“NYSE”). Specifically, two sections of the proxy statement inadvertently identified such proposal as a routine matter on which brokers could exercise discretionary voting authority. No stockholders reported any confusion or made any inquiry with the Company regarding the routine or non-routine nature of this proposal prior to, or during, the 2026 Annual Meeting. The Company intends to vigorously defend itself in this litigation.

The vote required to approve the Annual Meeting Warrant Exercise Proposal was “the affirmative vote of a majority of the shares present in person or by proxy and entitled to vote on the matter.” Under NYSE rules, the Annual Meeting Warrant Exercise Proposal was classified as a non-routine matter, which means that brokers holding shares in street name were not permitted to exercise discretionary voting authority on behalf of beneficial owners who had not provided voting instructions. As a result, although shares held by such brokers were present at the 2026 Annual Meeting, they were not “entitled to vote” on the Annual Meeting Warrant Exercise Proposal within the meaning of the voting standard. The votes were tabulated by the inspector of elections in accordance with applicable NYSE rules and broker non-votes were properly treated as shares not entitled to vote on this non-routine proposal.

Nevertheless, because of the inconsistent disclosure in the definitive proxy statement for the 2026 Annual Meeting regarding the classification of the Annual Meeting Warrant Exercise Proposal as a “routine” or “non-routine” matter under NYSE rules, the Company’s Board determined that it would be advisable and in the best interests of the Company and its stockholders to ratify and confirm the prior approval by its stockholders, and, to the extent necessary, grant a new approval, to issue up to an aggregate of 16,184,560 shares of Common Stock upon the exercise of the New Warrants.

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

VCN-01 has been administered to 146 patients in multiple Company and Investigator-sponsored Phase 1 clinical trials and the Phase 2b VIRAGE and Phase 2a VIRAGE2 trials, including patients with pancreatic cancer (in combination with chemotherapy), head and neck squamous cell carcinoma (with an immune checkpoint inhibitor), ovarian carcinoma and pancreatic cancer (with CAR-T cell therapy), colorectal cancer, brain cancer, and retinoblastoma (by intravitreal injection). VCN-01 has also been made available for compassionate use in retinoblastoma patients, and 2 additional patients have been treated in this program.

Prior to the Acquisition, our focus was on developing therapeutics designed to treat gastrointestinal (GI) diseases which included our clinical development candidates: (1) SYN-004 (ribaxamase) which is designed to degrade certain commonly used intravenous (IV) beta-lactam antibiotics within the GI tract to prevent microbiome damage, thereby preventing overgrowth and infection by pathogenic organisms such as Clostridioides difficile infection (CDI) and vancomycin resistant Enterococci (VRE), and reducing the incidence and severity of acute graft-versus-host-disease (aGVHD) in allogeneic hematopoietic cell transplant (HCT) recipients, and (2) SYN-020, a recombinant oral formulation of the enzyme intestinal alkaline phosphatase (IAP) produced under cGMP conditions and intended to treat both local GI and systemic diseases. In October 2026, we sold the SYN-004 (ribaxamase) program to Biossil and, in February 2026, we out-licensed the SYN-020 program to Rasayana, each as described below under “Liquidity and Capital Resources.”

Financial Developments

During the nine months ended September 30, 2026, we sold 10,204,319 shares of our Common Stock pursuant to the Amended and Restated At The Market Issuance Sales Agreement, dated February 9, 2021, as amended by Amendment No. 1 thereto, dated May 3, 2021, as further amended by Amendment No. 2 thereto, dated May 2, 2024 (the “ATM Sales Agreement”) and received net proceeds of approximately $2.3 million. There were no shares sold under the ATM Sales Agreement during the three months ended September 30, 2026. On January 22, 2026, we received $1.6 million for the 2024 Research and Development rebate program sponsored by the Spanish government. The program provides for reimbursement of certain expenses incurred in research and development efforts we incur in Spain. The reimbursements can be through either tax credits or direct refunds.

Our Current Product Pipeline

*Based on management’s current beliefs and expectations

IV intravenous. IVit intravitreal

Recent Clinical Developments

Phase 2 Trial of intravenous VCN-01 with nab-paclitaxel plus gemcitabine in patients with PDAC

On March 23, 2026, we announced a positive End-of-Phase 2 Meeting with the U.S. Food and Drug Administration (the “FDA”) regarding the design of a Phase 3 trial of VCN-01 in Metastatic Pancreatic Ductal Adenocarcinoma (“PDAC”).

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

Consistent with scientific advice previously received from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (“EMA”), the FDA advised that a potential biologics licensing application (BLA) for VCN-01 in metastatic PDAC could be supported by our proposed Phase 3 clinical trial (if successful) comprising a single, high-quality, randomized, double-blinded, study comparing VCN-01 plus gemcitabine/nab-paclitaxel SoC to gemcitabine/nab-paclitaxel SoC plus placebo. The FDA further agreed on the proposed dosing of VCN-01 and gemcitabine/nab-paclitaxel in repeated “macrocycles” (enabling more than 2 doses of VCN-01 to be administered in the Phase 3 trial), the proposed inclusion/exclusion criteria, the primary endpoint (overall survival), key secondary endpoints (including progression free survival), and the use of an adaptive design. The FDA also clarified statistical expectations regarding the proposed interim analyses and the quality of data required for potential sample size re-estimation or a demonstration of early efficacy.

On April 17, 2026, we announced the presentation of additional data from the VIRAGE Phase 2b Clinical Trial at American Association for Cancer Research (AACR) 2026 Annual Meeting. Tumor response, biomarker, and subgroup analyses from the VIRAGE Phase 2b clinical trial support a VCN-01 immune-mediated mode of action and demonstrate improved outcomes in VCN-01 treated patients across multiple subgroups, including patients with liver metastases were presented in a poster session by Dr. Manuel Hidalgo (NYU Langone Health Perlmutter Cancer Center, New York) in San Diego, California on April 20, 2026. This data also indicate that VCN-01 may enhance the antitumor effects of a range of coadministered pancreatic cancer therapies

On July 7, 2026, we announced that the Spanish Agency of Medicines and Medical Devices (“AEMPS”) has authorized us to initiate the VIRAGE2 clinical trial, entitled “A Phase IIa, single-arm, single-center, open-label, proof-of-concept trial evaluating increased frequency dosing of zabilugene almadenorepvec (VCN-01) in combination with gemcitabine/nab-paclitaxel in patients with newly-diagnosed metastatic pancreatic cancer”.

The VIRAGE2 trial builds on the results of the 112-patient VIRAGE Phase 2b clinical trial evaluating VCN-01 in treatment naïve metastatic pancreatic ductal adenocarcinoma (“PDAC”) patients receiving gemcitabine/nab-paclitaxel standard-of-care (“SoC”) chemotherapy. In the VIRAGE trial, patients who received 2 doses of VCN-01 administered 3 months apart had significantly improved overall survival, progression free survival, and duration of response compared to patients treated with only one dose of VCN-01 or with SoC chemotherapy alone. As previously reported, both the EMA and the FDA recognized the improved survival in the group treated with 2 doses of VCN-01, and raised the possibility of more frequent repeated dosing of VCN-01 in combination with SoC chemotherapy to potentially improve clinical outcomes. The VIRAGE2 trial is designed to evaluate the safety and feasibility of administering at least 3 doses of VCN-01 given approximately 2 months apart in first-line metastatic PDAC patients in combination with SoC chemotherapy. The trial is intended to enroll six evaluable patients. On August 6, 2026, we announced the dosing of the first patient in the VIRAGE2 clinical trial. Two thirds of the target number of patients (4) have now been dosed in the VIRAGE2 trial and enrollment is expected to be completed in the fourth quarter of 2026 with initial pharmacodynamic and safety/tolerability data are anticipated by the third quarter of 2027. Results from this trial if successful, are expected to inform the VCN-01 dosing regimen for potential evaluation in a future pivotal Phase 3 clinical trial.

On September 30, 2026, we announced the publication of the results from the VIRAGE Phase 2b clinical trial of VCN-01 in metastatic pancreatic cancer in the premier journal Nature Medicine after rigorous peer review.

●	The published analyses of data from the VIRAGE trial highlighted that repeated dosing of VCN-01 in combination with gemcitabine/nab-paclitaxel chemotherapy was well-tolerated, with improved overall survival, progression-free survival and duration of response compared with chemotherapy alone.
●	Improved survival outcomes were observed in patients treated with two doses of VCN-01 (given 3 months apart) without increased toxicity, providing the rationale for evaluating more frequent administration of additional VCN-01 doses in the VIRAGE2 trial.
●	Data from the published analyses are consistent with the immune-mediated mechanism of action for VCN-01 that may enhance the anti-tumor effects of a range of coadministered pancreatic cancer therapies.

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

As previously disclosed, preclinical data demonstrate potential antitumor synergy between VCN-01 and topoisomerase I inhibitors, such as topotecan. We believe that intravitreal coadministration of VCN-01 with topotecan may provide a new treatment option for children with retinoblastoma with vitreous seeds that are refractory/resistant to the use of current intravitreal chemotherapy, which remains an unmet medical need in patients with this ultra rare patient population. Extensive discussions with clinicians and key opinion leaders are on-going regarding the design of a Phase 2/3 clinical trial protocol for the VCN-01 + topotecan combination in this ultra rare patient population. A Type C meeting completed with the FDA on August 31, 2026 provided guidance on their current expectations for a clinical trial in this patient population, including proposed endpoints and statistical considerations. The FDA encouraged further discussion of the trial design with them, and additional interactions with the FDA are anticipated in Q1 2027.

We anticipate that the cost for the Phase 2/3 trial would be approximately $14 million (including patient expenses and chemistry, manufacturing and controls). If a protocol is ultimately submitted to, and agreed by, the FDA, we expect the first patient to be enrolled in April 2027, with rolling BLA submissions expected to be made in 2029 (if successful), targeting potential approval of the BLA prior to the current legislative deadline of September 30, 2029 to be eligible to receive a Priority Review Voucher. We have revised our estimate of the Phase 2/3 trial cost upward from our estimate of $9 million, as disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, based on an updated estimation for patient follow-up, and have adjusted the anticipated first-patient enrollment from January 2027 to April 2027.

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

Results of Operations

Three Months Ended September 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses decreased to $923,000 for the three months ended September 30, 2026, from $1.9 million for the three months ended September 30, 2025. This decrease of 51% primarily reflects a $841,000 decrease in the fair value of contingent consideration recognized in the three months ended September 30, 2026, compared to a $633,000 increase recognized in the same period in 2025, partially offset by a current year increase in legal fees. The charge related to stock-based compensation expense was $119,000 for the three months ended September 30, 2026, compared to $118,000 for the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $612,000 for the three months ended September 30, 2026, from approximately $2.6 million for the three months ended September 30, 2025. This decrease of 76% is primarily the result of lower direct expenses related to the completion of the VCN-01 Phase 2b PDAC clinical trial, lower direct expenses related to VCN-01 manufacturing activities, lower direct clinical trial expenses related to the paused Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients, lower expenses related to SYN-020, partially offset by expenses associated with the conduct of the VIRAGE2 Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period. We anticipate research and development expense to decrease in the near future while we finish the recruitment of the VIRAGE2 Phase 2a clinical trial and we focus on regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, conduct exploratory VCN-01 manufacturing scale-up activities, and continue limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The charge related to stock-based compensation expense was $25,000 for the three months ended September 30, 2026, compared to $110,000 for the three months ended September 30, 2025.

The following table sets forth our research and development expenses directly related to our product candidates for the three months ended September 30, 2026 and 2025. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2026	2025
VCN-01 (zabilugene almadenorepvec)	$321	$1,372
SYN-004 (ribaxamase)	27	60
SYN-020	—	77
Other therapeutic areas	115	134

Total direct costs	463	1,643
Total indirect costs	149	908

Total Research and Development	$612	$2,551

Other Income/Expense

Other income was $64,000 for the three months ended September 30, 2026, compared to other income of $79,000 for the three months ended September 30, 2025. Other income for the three months ended September 30, 2026 is comprised of interest income of $64,000. Other income for the three months ended September 30, 2025 is primarily comprised of interest income of $65,000 and an exchange gain of $14,000.

Net Loss

Our net loss for the three months ended September 30, 2026 was $1.5 million, or ($0.03) per basic and diluted common share, compared to $4.4 million, or ($0.45) per basic and diluted common share, for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025

General and Administrative Expenses

General and administrative expenses decreased to $5.0 million for the nine months ended September 30, 2026, from $14.5 million for the nine months ended September 30, 2025. This decrease of 65% primarily reflects a $1.0 million decrease in the fair value of contingent consideration recognized in the nine months ended September 30, 2026, compared with a $9.8 million increase recognized in the same period in 2025, partially offset by higher legal fees in 2026. The 2025 fair value increase was primarily attributable to the VIRAGE Phase 2b clinical trial of VCN-01 in PDAC achieving its primary survival and safety endpoints. The charge related to stock-based compensation expense was $340,000 for the nine months ended September 30, 2026, compared to $269,000 for the nine months ended September 30, 2025.

Research and Development Expenses

Research and development expenses decreased to $2.2 million for the nine months ended September 30, 2026, from approximately $7.5 million for the nine months ended September 30, 2025. This decrease of 70% is primarily the result of lower direct clinical trial expenses related to our VIRAGE Phase 2b clinical trial of VCN-01 in PDAC, lower indirect cost related to decreased VCN-01 manufacturing costs, lower clinical trial expenses related to our paused Phase 1b/2a clinical trial of SYN-004 (ribaxamase) in allogeneic HCT recipients and by lower patent expenses related to SYN-020. We anticipate research and development expense to decrease in the near future while we finish recruitment of the VIRAGE2 Phase 2a clinical trial and we focus on regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, conduct exploratory VCN-01 manufacturing scale-up activities, and continue limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. The charge related to stock-based compensation expense was $74,000 for the nine months ended September 30, 2026, compared to $232,000 related to stock-based compensation expense for the nine months ended September 30, 2025.

The following table sets forth our research and development expenses directly related to our product candidates for the nine months ended September 30, 2026 and 2025. These direct expenses were external costs associated with preclinical studies and clinical trials. Indirect research and development expenses related to employee costs, facilities, stock-based compensation and research and development support services that are not directly allocated to specific product candidates.

	September 30,	September 30,
Therapeutic Areas	2026	2025
VCN-01 (zabilugene almadenorepvec)	$1,193	$4,097
SYN-004 (ribaxamase)	96	227
SYN-020	73	227
Other therapeutic areas	350	339

Total direct costs	1,712	4,890
Total indirect costs	522	2,582

Total Research and Development	$2,234	$7,472

Other Income/Expense

Other income was $227,000 for the nine months ended September 30, 2026 compared to other income of $245,000 for the nine months ended September 30, 2025. Other income for the nine months ended September 30, 2026 is primarily comprised of interest income of $226,000. Other income for the nine months ended September 30, 2025 is comprised of interest income of $215,000 and an exchange gain of $30,000.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders was approximately $6.7 million, or ($0.15) per basic and diluted common share for the nine months ended September 30, 2026, compared to a net loss of approximately $21.7 million, or ($3.38) per basic and diluted common share for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through public and private sales of our securities, and we expect to continue to seek and obtain additional capital in a similar manner. During the year ended December 31, 2025, our primary sources of cash were the approximately $6.8 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement, approximately $3.9 million in net proceeds from the exercise of existing warrants by holders pursuant to a warrant inducement agreement, the $1.7 million received for the Research and Development rebate program, $1.4 million for the THERICEL project loan from the National Knowledge Transfer Program of the Spanish government’s Ministry of Science and, in May 2025, we closed our May 2025 Offering of 6,818,180 shares of Common Stock (or pre-funded warrants in lieu thereof) in combination with accompanying common stock purchase warrants to purchase an aggregate of 6,818,180 shares of our Common Stock for gross proceeds of $7.5 million (net proceeds of $6.7 million, after deducting underwriting discounts and expenses). During the nine months ended September 30, 2026, the primary source of cash was from the $300,000 up-front payment received for the out-licensing agreement of SYN-020, $1.6 million received for the Research and Development rebate program and $2.3 million in net proceeds received from sales of our Common Stock under the ATM Sales Agreement.

Pursuant to the terms of the license agreement we entered into with Rasayana Therapeutics, Inc. (“Rasayana”) on February 18, 2026 (the “Rasayana License Agreement”), we granted Rasayana an exclusive worldwide license with the right to grant sublicenses to Research, Develop, Manufacture and Commercialize (as such terms are defined in the Rasayana License Agreement) any Product (as such term is defined in the Rasayana License Agreement), which includes SYN-020, an oral formulation of the recombinant intestinal alkaline phosphatase enzyme, comprising, containing, or covered by the Licensed IP (as such term is defined in the Rasayana License Agreement) and/or devised, developed, or produced using the Licensed IP, we received an upfront payment of $300,000 and we are entitled to receive from Rasayana: (i) development milestone payments of up to an aggregate of $16,000,000; (ii) sales milestone payments of up to an aggregate of $22,000,000 upon achievement of certain development and net sales milestones with respect to Products; and (iii) during the Royalty Term (as such term is defined in the Rasayana License Agreement), tiered royalties ranging from low to mid single digits on net sales of a Product. We will also be entitled to receive a certain percentage of any Sublicense Revenue (as such term is defined in the Rasayana License Agreement) received by Rasayana or its affiliates. However, we do not anticipate receiving any funds pursuant to the Rasayana License Agreement within the next twelve months.

On November 2, 2026, we announced the sale of our portfolio of antibiotic-degrading enzymes - including SYN-004 (ribaxamase), SYN-007 (reformulated ribaxamase), and SYN-006 (carbapenemase) - to Biossil Labs Inc. (“Biossil”), pursuant to the terms of an asset purchase and sale agreement, dated October 30, 2026, between us and Biossil (the “Biossil Purchase Agreement”). Under the terms of the Biossil Purchase Agreement, Biossil acquired all rights, title and interest in SYN-004 (ribaxamase), SYN-007 (reformulated ribaxamase), and SYN-006 (carbapenemase). We received a $350,000 upfront payment at closing and are eligible to receive up to an aggregate of $3 million in regulatory milestones, single-digit royalties on net product sales (subject to a cap of $250 million), and up to an aggregate of $88 million in milestones payable upon achievement of certain cumulative worldwide net sales thresholds. Biossil assumed all responsibility and costs for development and commercialization of the acquired product portfolio.

In connection with the Biossil Purchase Agreement, we also entered into an amendment (the “PREV Amendment”) to the Asset Purchase Agreement, dated November 7, 2012, that we entered into with PREV ABR LLC (“PREV”), pursuant to which the amounts payable by us to PREV with respect to the assets that were transferred to Biossil were modified. Pursuant to the PREV Amendment, upon the closing of the sale of our portfolio of antibiotic-degrading enzymes to Biossil, we paid PREV $140,000. Thereafter, we will be required to pay PREV (i) fifty percent (50%) of regulatory milestone payments and sales milestone payments received by us or our affiliates pursuant to the Biossil Purchase Agreement, (ii) thirty-three and one-third percent (33⅓%) of royalty payments received by us or our affiliates thereunder and (iii) fifty percent (50%) of other consideration received by us or our affiliates in connection with the transferred assets, including license consideration payments, in each case subject to the terms and conditions of the PREV Amendment. Our payment obligations under these provisions are subject to an aggregate cap of $13.0 million. Amounts paid under the existing agreement prior to the date of the PREV Amendment do not count toward the $13.0 million cap. The PREV Amendment also provides that, if we or an affiliate transfers our right to receive consideration under the Biossil Purchase Agreement in specified circumstances, we will generally pay PREV fifty percent (50%) of the proceeds actually received from such transfer, subject to the $13.0 million cap.

As of September 30, 2026, we have a significant accumulated deficit, and with the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses and incurred negative cash flows since inception. We have incurred an accumulated deficit of $365.4 million as of September 30, 2026, and expect to continue to incur losses in the foreseeable future with the recognition of revenue being contingent on successful phase 3 clinical trials and requisite approvals by the FDA or foreign equivalents and the success of our licensee.

Our cash and cash equivalents totaled $8.5 million as of September 30, 2026, a decrease of $4.6 million from December 31, 2025. During the year ended December 31, 2025 and nine months ended September 30, 2026, the primary use of cash was for working capital requirements and operating activities, which resulted in a net loss of $23.7 million and $6.7 million for the year ended December 31, 2025 and the nine months ended September 30, 2026, respectively.

With our cash position of $7.5 million as of early November 2026, we believe we will be able to fund our operations into the first quarter of 2027; however, the current cash will only be sufficient to conduct certain limited clinical, regulatory, manufacturing, and preclinical activities as described herein and our cash runway could differ materially from our expectations based on various factors, many of which are out of our control. We continue to experience operating losses and face significant uncertainties related to our business model, market conditions, clinical trial outcomes, FDA review timelines and strategic initiatives. These factors raise substantial doubt about our ability to continue as a going concern beyond the next twelve months without additional capital or other strategic actions. Management has developed plans intended to mitigate these uncertainties, including pursuing strategic collaborations, securing additional financing, prioritizing key development programs and pursuing other strategic alternatives, that may include a business combination, merger or reverse merger. There can be no assurance that such actions will be sufficient to alleviate the going concern uncertainty.

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

Based on our current plans, we expect that our cash and cash equivalents will be sufficient to cover overhead costs, finish recruitment into our VIRAGE2 Phase 2a study evaluating more frequent VCN-01 dosing for a longer period, exploratory VCN-01 manufacturing scale-up activities, regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program. We believe that the cash will also be sufficient to fund our committed obligations under the terms of the Share Purchase Agreement entered into in connection with the Acquisition (the “Purchase Agreement”), however, payment of the $5.0 million owed to Grifols Innovation and New Technologies Limited will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations or meet other financial obligations. Our current cash will not be sufficient for additional trials of VCN-01 (other than the VIRAGE2 Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), which are expected to require significant cash expenditures. Following the completion of our ongoing Phase 1 and Phase 2b clinical trials for VCN-01, and limited preclinical studies supporting VCN-01 and our discovery initiatives, we will need to obtain additional funds for future clinical trials. We anticipate that our future clinical trials will be much larger in size and require larger cash expenditures than the aforementioned clinical programs. We do not have any committed sources of financing for future clinical trials at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If not available we will not commence such trials and we will not further advance key products, and maintain our planned operations. The amount of additional capital needed by us will also depend upon the costs to advance our VCN-01 clinical programs.

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

We are evaluating and pursuing a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. There can be no assurance that our pursuit of strategic alternatives will lead to any transaction or, if a transaction is completed, that it will create value for our stockholders. The terms of any transaction may be less favorable than expected. A transaction, such as a reverse merger or business combination, could substantially dilute our current stockholders or place their investment in a business that is significantly different from our current one. Completing a transaction may also depend on conditions we do not control, such as stockholder approval, regulatory approvals and the counterparty’s own financing. If the review does not produce a transaction, or if a proposed transaction is not completed, we may have to pursue other alternatives on less favorable terms. These could include a dissolution and liquidation of the Company, in which case the amount, if any, distributed to stockholders could be significantly lower than the current market price of our common stock.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash used in operating activities	$(8,401)	$(13,787)
Cash used in investing activities	(8)	(35)
Cash provided by financing activities	3,846	9,735
Effects of exchange rate changes on cash and cash equivalents	(22)	(44)
Net decrease in cash	(4,585)	(4,131)
Cash, cash equivalents and restricted cash, beginning of period	13,102	11,705
Cash, cash equivalents and restricted cash, end of period	$8,517	$7,574

Cash Used in Operating Activities

Net cash used in operating activities was $8.4 million and $13.8 million during the nine months ended September 30, 2026 and 2025, respectively, which was primarily due to the use of funds in our operations related to the development of VCN-01. Cash used in operating activities for the nine months ended September 30, 2026 decreased compared to the same period in 2025 due primarily to prior year contingent consideration adjustment, and lower research and development expenses due to completion of trials offset by higher legal and investor relation costs, which led to a decrease in net loss.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 and 2025 was $8,000 and $35,000, respectively, for equipment purchases.

Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2026 included at the market offering proceeds of $2.3 million from sales of 10,204,319 shares of our Common Stock under the ATM Sales Agreement, and $1.6 million received for the research and development tax credit offset by payments of loans payable of $59,000. Cash provided by financing activities during the nine months ended September 30, 2025 included $1.8 million received for the research and development tax credit, $1.5 million in loan proceeds from the THERICEL project loan, $6.7 million in net proceeds from the sale of Common Stock and at the market offering proceeds of $279,000 from sales of 706,810 shares of our Common Stock pursuant to the ATM Sales Agreement offset by payments of loans in the amount of $69,000 and payment of contingent consideration of $500,000.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2026, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. As of September 30, 2026, we did not have any material finance leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer who also serves as our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, we believe if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Our consolidated unaudited financial statements as of September 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our management concluded that our recurring losses from operations and the fact that we will require additional financing as we continue to execute our business strategy, including the need for additional funds for the commencement of our planned clinical trials, raise substantial doubt about our ability to continue as a going concern for the next twelve months after issuance of our financial statements. In addition, in connection with the filing of our 2025 Form 10-K our independent registered public accounting firm issued a report that included an explanatory paragraph referring to our recurring losses from operations (anticipated continued losses in the future) and net capital deficiency that, as of the date of such report, raised substantial doubt in our ability to continue as a going concern without additional capital becoming available. As of September 30, 2026, we had cash and cash equivalents of approximately $8.5 million and as of early November 2026, we had cash and cash equivalents of $7.5 million. At September 30, 2026, we had an accumulated deficit of $365.4 million and working capital of $1.8 million. As of December 31, 2025, we had an accumulated deficit of $358.7 million and working capital of $7.5 million. As of December 31, 2025, we had cash and cash equivalents of approximately $13.1 million consisting of cash and investments in highly liquid U.S. money market funds. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures and, ultimately, to generate revenue. Our consolidated unaudited financial statements as of September 30, 2026 do not include any adjustments that might result from the outcome of this uncertainty. Based upon the Company’s current business plans, we expect that our current cash will be able to fund operations into the first quarter of 2027.

We need to raise additional capital to operate our business and our failure to obtain funding when needed may force us to delay, reduce or eliminate certain of our development programs or commercialization efforts.

During the nine months ended September 30, 2026, our operating activities used net cash of approximately $8.4 million and our cash and cash equivalents were approximately $8.5 million as of September 30, 2026. With the exception of the three months ended June 30, 2010 and the three months ended December 31, 2017, we have experienced significant losses since inception and have a significant accumulated deficit. As of September 30, 2026, our accumulated deficit totaled approximately $365.4 million on a consolidated basis. Pursuant to the Purchase Agreement entered into in connection with the Acquisition, we have agreed to use reasonable efforts to commercialize VCN-01. Additionally, pursuant to the Purchase Agreement, we agreed to pay up to $70.2 million in contingent consideration upon the achievement of certain milestones, including regulatory filings, of which to date $7.3 million has been paid and an additional $5.0 million has been earned but deferred pending ongoing discussion with Grifols. If we are required to make the deferred $5.0 million milestone payment to Grifols, it will significantly deplete our cash and cash equivalents, which could materially and adversely affect our liquidity and limit our ability to fund operations, continue clinical research and development activities or meet other financial obligations. We expect to incur additional operating losses in the future and therefore expect our cumulative losses to increase. With the exception of the quarter ended June 30, 2010, and limited laboratory revenues from Adeona Clinical Laboratory, which we sold in March 2012, we have generated very minimal revenues. We do not expect to derive significant revenue from any source in the near future until we or our potential partners successfully commercialize our products. We expect our expenses to increase in connection with our anticipated activities, particularly as we continue research and development, initiate and conduct clinical trials, and seek marketing approval for our product candidates. Until such time as we receive approval from the FDA and other regulatory authorities for our product candidates, we will not be permitted to sell our products and therefore will not have product revenues from the sale of products. For the foreseeable future we will have to fund all of our operations and capital expenditures from equity and debt offerings, cash on hand, licensing and collaboration fees and grants, if any.

We will need to raise additional capital to fund our operations and meet our current timelines and we cannot be certain that funding will be available on acceptable terms on a timely basis, or at all. The amount of government funding available for grants is dependent upon governmental budgets over which we have no control and which change with new administrations. Based on our current plans, we expect that our current cash will be sufficient to fund operations into the first quarter of 2027 and will only be sufficient to cover overhead costs, finish recruitment into our VIRAGE2 Phase 2a study in metastatic PDAC patients evaluating more frequent VCN-01 dosing for a longer period, conduct exploratory VCN-01 manufacturing scale-up activities, complete regulatory interactions regarding a proposed pivotal clinical trial of VCN-01 in retinoblastoma, and undertake limited preclinical studies supporting VCN-01 and VCN-12, the first candidate from our VCN-X discovery program.

Our ability to raise additional capital through issuances of Common Stock may also depend on the availability of a sufficient number of authorized but unissued shares. At our Annual Meeting of Stockholders held on August 3, 2026, our stockholders approved an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock from 350,000,000 to 450,000,000 shares of Common Stock; however, the amendment to the Articles of Incorporation to effect such increase has not yet been filed. At our Special Meeting of Stockholders scheduled for November 18, 2026, we are seeking stockholder approval to increase the number of authorized shares of Common Stock to 500,000,000. There can be no assurance that the proposal will receive the requisite stockholder approval or, if approved, that our Board will determine to implement the increase. If the proposal is not approved or the increase is not implemented, the number of shares of Common Stock available for future issuances could constrain our ability to raise equity capital, enter into strategic transactions or satisfy other obligations requiring the issuance of Common Stock. Even if the increase is approved and implemented, there can be no assurance that we will be able to raise additional capital on acceptable terms or at all, and any future issuance of Common Stock or securities convertible into or exercisable for Common Stock may result in substantial dilution to our existing stockholders.

We may also receive cash proceeds if outstanding warrants are exercised. There can be no assurance that any such holders will exercise their outstanding warrants for cash. Accordingly, we should not rely upon potential proceeds from the exercise of such warrants to fund our operations. If any outstanding warrants are exercised, the issuance of the underlying Common Stock would result in dilution to our existing stockholders.

We believe our cash will also be sufficient to fund our committed obligations under the terms of the Purchase Agreement related to the Acquisition, but may not be sufficient for additional trials of VCN-01 (other than the VIRAGE2 Phase 2a study evaluating more frequent VCN-01 dosing for a longer period), which is expected to require significant cash expenditures. We intend to focus our capital on our VCN-01 clinical trials. As detailed above, SYN-004 (ribaxamase) and the related portfolio of antibiotic-degrading enzymes were sold to Biossil Labs, Inc. at the end of October 2026 and we will not further fund or advance these programs internally. Further development of VCN’s product candidates will require additional funding.

To the extent that we raise additional funds by issuing equity securities, our stockholders will experience significant dilution. Any debt financing, if available, may involve restrictive covenants that may impact our ability to conduct our business and also have a dilutive effect on our stockholders. A failure otherwise to secure additional funds when needed in the future whether through an equity or debt financing or a sufficient amount of capital without a strategic partnership could result in us being unable to complete planned preclinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to delay, discontinue or curtail product development, forgo sales and marketing efforts, and forgo licensing in attractive business opportunities, cease operations, sell or otherwise liquidate our assets or reorganize the Company, or complete a combination of the foregoing. Our ability to raise capital through the sale of securities may be limited by the rules of the SEC and NYSE American that place limits on the number and dollar amount of securities that may be sold. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. We also may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available.

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

We may never receive significant additional consideration from the sale of our SYN-004 portfolio to Biossil.

In October 2026, we sold our portfolio of antibiotic-degrading enzymes, including SYN-004 (ribaxamase), SYN-007 and certain assets exclusively related to SYN-006, to Biossil. We received $350,000 at closing (of which $140,000 was paid to PREV ABR LLC) and are eligible to receive additional consideration consisting of regulatory and sales milestone payments and royalties on future net product sales. Biossil has assumed responsibility for and control over the development and commercialization of the acquired programs.

Our ability to receive additional consideration under the Biossil Purchase Agreement therefore depends substantially on Biossil’s development, regulatory and commercialization efforts, over which we have limited or no control. There can be no assurance that Biossil will successfully develop or commercialize any acquired product, obtain necessary regulatory approvals, achieve any milestone or generate product sales sufficient to result in payments to us. In addition, pursuant to our amended agreement with PREV ABR LLC, a portion of certain milestone payments, royalties and other consideration that we receive from Biossil must be paid to PREV. Accordingly, the amounts we ultimately retain from the transaction, if any, could be substantially less than the potential payments described in the Biossil Purchase Agreement.

Because we have transferred the acquired programs and do not control their future development, we should not rely on potential payments under the Biossil Purchase Agreement as a source of funding for our operations or development programs. If Biossil does not successfully develop and commercialize the acquired programs, we may receive little or no additional consideration from the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities

We did not sell any equity securities during the three months ended September 30, 2026 in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1#

Amendment No. 4 to the Theriva Biologics, Inc. 2020 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 4, 2026, File No. 001-12584.)

10.2#

Amended and Restated Employment Agreement, dated August 10, 2026, by and between Theriva Biologics, Inc. and Steven Shallcross (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2026, File No. 001-12584.)

10.3*+

Asset Purchase and Sale Agreement, dated October 30, 2026, between the Registrant and Biossil Labs, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 2, 2026, File No. 001-12584.)

10.4*

Amendment to Asset Purchase Agreement, dated October 29, 2026, between the Registrant and PREV ABR LLC (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 2, 2026, File No. 001-12584.)

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

* Filed or furnished herewith.

# Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b) (10) of Regulation S-K. The Company agrees to furnish an unredacted copy of this exhibits to the SEC upon request

SIGNATURES

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

Date: November 12, 2026